Form 10-Q
period 2013-09-30
Epizyme, Inc.
filed 2013-10-23
CIK 1571498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as of October 18, 2013: 28,419,288 shares.

PART I - FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

EPIZYME, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands except share and per share data)

	September 30, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$139,575	$97,981
Accounts receivable	2,155	1,829
Prepaid expenses and other current assets	2,130	815

Total current assets	143,860	100,625
Property and equipment, net	2,028	2,140
Restricted cash and other assets	1,462	746

Total Assets	$147,350	$103,511

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$3,525	$2,967
Accrued expenses	5,384	4,328
Current portion of deferred revenue	21,556	28,208

Total current liabilities	30,465	35,503
Deferred revenue, net of current portion	29,150	41,237
Other long-term liabilities	452	1,741
Commitments and contingencies
Redeemable convertible preferred stock, $0.0001 par value; 5,000,000 shares and 61,899,922 shares (Series A, B and C) authorized, respectively; 0 shares and 61,899,165 shares issued and outstanding, respectively; aggregate liquidation preference of $0 and $79,000, respectively	—	76,156
Stockholders’ Equity (Deficit):
Common stock, $0.0001 par value; 125,000,000 shares and 90,000,000 shares authorized, respectively; 28,418,420 shares and 1,694,862 shares issued, respectively; 28,408,698 shares and 1,672,639 shares outstanding, respectively	3	—
Treasury stock, at cost; 0 shares and 11,544 shares, respectively	—	—
Additional paid-in capital	159,290	1,471
Accumulated deficit	(72,010)	(52,597)

Total stockholders’ equity (deficit)	87,283	(51,126)

Total Liabilities and Stockholders’ Equity (Deficit)	$147,350	$103,511

See notes to consolidated financial statements.

EPIZYME, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME (UNAUDITED)

(Amounts in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Collaboration revenue	$8,444	$15,331	$32,165	$36,327
Operating expenses:
Research and development	14,584	9,258	41,882	27,385
General and administrative	3,587	1,630	9,664	5,175

Total operating expenses	18,171	10,888	51,546	32,560
Operating (loss) income	(9,727)	4,443	(19,381)	3,767
Other income (expense):
Interest income	20	44	54	108
Other income (expense), net	3	(39)	(86)	(39)

Other income (expense), net	23	5	(32)	69

Net (loss) income	$(9,704)	$4,448	$(19,413)	$3,836

Less: accretion of redeemable convertible preferred stock to redemption value	—	159	264	326
Less: income allocable to participating securities	—	3,972	—	3,239

(Loss) income allocable to common stockholders—basic	(9,704)	317	(19,677)	271
Undistributed income re-allocated to common stockholders	—	229	—	147

(Loss) income allocable to common stockholders—diluted	$(9,704)	$546	$(19,677)	$418

(Loss) earnings per share allocable to common stockholders:
Basic	$(0.34)	$0.19	$(1.49)	$0.17
Diluted	$(0.34)	$0.18	$(1.49)	$0.16
Weighted average shares outstanding:
Basic	28,406	1,651	13,212	1,637
Diluted	28,406	3,017	13,212	2,641
Comprehensive (loss) income	$(9,704)	$4,448	$(19,413)	$3,836

See notes to consolidated financial statements.

EPIZYME, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(19,413)	$3,836
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	534	440
Stock-based compensation	1,819	210
Loss on disposal of property and equipment	—	20
Changes in operating assets and liabilities:
Accounts receivable	(326)	(3,663)
Prepaid expenses and other current assets	(1,315)	(553)
Accounts payable	364	(517)
Accrued expenses	1,052	1,933
Deferred revenue	(18,739)	45,952
Restricted cash and other assets	(716)	(495)
Other long-term liabilities	(1,289)	1,190

Net cash (used in) provided by operating activities	(38,029)	48,353

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(230)	(239)

Net cash used in investing activities	(230)	(239)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of redeemable convertible preferred stock	—	21,961
Proceeds from initial public offering, net of commissions	82,491	—
Proceeds from stock options exercised	171	3
Payment of redeemable convertible preferred stock issuance costs	—	(38)
Payment of initial public offering costs	(2,809)	—

Net cash provided by financing activities	79,853	21,926

Net increase in cash and cash equivalents	41,594	70,040
Cash and cash equivalents, beginning of period	97,981	33,341

Cash and cash equivalents, end of period	$139,575	$103,381

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Purchases of property and equipment unpaid at period end	192	—
Conversion of redeemable convertible preferred stock to common stock	76,420	—
Accretion of redeemable convertible preferred stock to redemption value	264	326
Vesting of restricted stock liability	—	9
Initial public offering costs incurred but unpaid at period end	6	—

See notes to consolidated financial statements.

EPIZYME, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Overview and Basis of Presentation

Epizyme, Inc. (collectively referred to with its wholly owned, controlled subsidiary, Epizyme Securities Corporation, as “Epizyme” or the “Company”) is a clinical stage biopharmaceutical company that discovers develops and plans to commercialize innovative personalized therapeutics for patients with genetically defined cancers. The Company has built a proprietary product platform that it uses to create small molecule inhibitors of a 96-member class of enzymes known as histone methyltransferases (HMTs). Genetic alterations can result in changes to the activity of HMTs, making them oncogenic. The Company’s therapeutic strategy is to inhibit oncogenic HMTs to treat the underlying causes of the associated genetically defined cancers.

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

The unaudited consolidated financial statements include the accounts of Epizyme and its subsidiary. All intercompany transactions and balances of subsidiaries have been eliminated in consolidation. In the opinion of management, the information furnished reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair presentation of the results for the reported interim periods. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The three months ended September 30, 2013 and 2012 are referred to as the third quarter of 2013 and 2012, respectively. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period.

On June 5, 2013, the Company completed an initial public offering (“IPO”) of its common stock, which resulted in the sale of 5,913,300 shares, including all additional shares available to cover over-allotments, at a price of $15.00 per share. The Company received net proceeds before expenses from the IPO of $82.5 million after deducting underwriting discounts and commissions paid by the Company. In preparation for the IPO, the Company’s Board of Directors and stockholders approved a one-for-three reverse stock split of the Company’s common stock effective May 13, 2013. All share and per share amounts in the consolidated financial statements and notes thereto have been retroactively adjusted, where necessary, to give effect to this reverse stock split. In connection with the closing of the IPO, all of the Company’s outstanding redeemable convertible preferred stock automatically converted to common stock at a one-for-three ratio as of June 5, 2013, resulting in an additional 20,633,046 shares of common stock of the Company becoming outstanding. Following these transactions, the Company’s total issued common stock as of September 30, 2013 was 28,418,420 shares. The significant increase in shares outstanding in June 2013 is expected to impact the year-over-year comparability of the Company’s (loss) earnings per share calculations through 2014.

2.	Summary of Significant Accounting Policies

There have been no material changes to the significant accounting policies previously disclosed in the Company’s Prospectus.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 amends Accounting Standards Codification (“ASC”) 740, Income Taxes, by providing guidance on the financial statement presentation of an unrecognized benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The ASU does not affect the recognition or measurement of uncertain tax positions under ASC 740. ASU 2013-11 will be effective for the Company for interim and annual periods beginning after December 15, 2013, with early adoption permitted. The Company does not expect the adoption of this ASU to have any impact on its consolidated financial statements.

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

The Company’s financial instruments as of September 30, 2013 and December 31, 2012 consisted primarily of cash and cash equivalents, accounts receivable and accounts payable. The Company believes the carrying value of its cash, accounts receivable and accounts payable approximates the fair value due to the short-term nature of these instruments. As of September 30, 2013 and December 31, 2012, the Company’s financial assets recognized at fair value consisted of the following:

	Fair Value as of September 30, 2013
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents	$121,409	$121,409	$—	$—

Total	$121,409	$121,409	$—	$—

	Fair Value as of December 31, 2012
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents	$97,375	$97,375	$—	$—

Total	$97,375	$97,375	$—	$—

4.	Accrued Expenses

Accrued expenses consisted of the following:

	September 30, 2013	December 31, 2012
	(In thousands)
Employee compensation and benefits	$1,882	$1,880
Current portion of contract termination obligations	538	1,274
Research and development and professional expenses	2,964	1,174

Accrued expenses	$5,384	$4,328

Contract termination obligations include estimated repayments related to the termination of a research agreement in June 2012 and estimated lease exit charges related to the Company’s former facility at 325 Vassar Street in Cambridge, Massachusetts. The Company’s obligation related to its termination of a research agreement was accelerated as a result of the closing of the Company’s IPO, and, as a result, this termination obligation was paid in full in June 2013. As of December 31, 2012, the Company had recorded contract termination obligations of $3.0 million. During the nine months ended September 30, 2013, the Company recorded a net non-cash liability reduction of $0.1 million and made cash payments of $2.3 million, resulting in total remaining contract termination obligations of $0.6 million as of September 30, 2013. The non-current portion of contract termination obligations is included in other long-term liabilities.

5.	Income Taxes

The Company did not record a federal or state income tax provision or benefit for the three or nine months ended September 30, 2013 and 2012 due to the expected loss before income taxes to be incurred and the actual loss before income taxes incurred for the years ended December 31, 2013 and 2012, respectively, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets.

6.	Commitments

In September 2013, the Company entered into an amendment to the operating lease agreement for its current office and laboratory facility in Cambridge, Massachusetts, under which the Company leased additional office space for aggregate rent payments of $2.5 million. These additional rent payments are expected to be paid from the commencement of the lease for this additional space, which is projected to be in the first quarter of 2014, through the end of the existing lease agreement, November 30, 2017.

7.	Collaborations

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

Agreement Structure

Under the terms of the agreement, the Company received a $65.0 million upfront payment and $25.0 million from the sale of its series C redeemable convertible preferred stock to an affiliate of Celgene, of which $3.0 million was considered a premium and included as collaboration arrangement consideration for a total upfront payment of $68.0 million. In addition, the Company is eligible to earn up to $60.0 million in substantive clinical development milestone payments and up to $100.0 million in substantive regulatory milestone payments related to DOT1L, where milestones are considered to be substantive if (a) the consideration is commensurate with either the Company’s performance to achieve the milestone or the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the Company’s performance to achieve the milestone; (b) the consideration relates solely to past performance; and (c) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. The Company is also eligible to earn up to $65.0 million in payments, including a combination of substantive clinical development milestone payments and an option exercise fee, and up to $100.0 million in substantive regulatory milestone payments for each available target as to which Celgene exercises its option during an initial option period ending in July 2015. Celgene has the right to extend the option period until July 2016 by making a significant option extension payment. As to DOT1L and each available target as to which Celgene exercises its option, the Company retains all product rights in the United States and is eligible to receive royalties for each target at defined percentages ranging from the mid-single digits to the mid-teens on net product sales outside of the United States subject to reduction in specified circumstances. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with pharmaceutical development, the Company may not receive any milestone or royalty payments from Celgene. The first potential milestone payment that the Company might be entitled to receive under this agreement is a $25.0 million substantive milestone for achieving proof-of-concept, as defined in the agreement, for its DOT1L inhibitor.

The Company is obligated to conduct and solely fund research and development costs of the Phase I clinical trials for the DOT1L target and through the effectiveness of the first investigational new drug application (“IND”) for an HMT inhibitor directed to each available target selected by Celgene, after which Celgene and the Company will equally co-fund global development and each party will solely fund territory-specific development costs for its territory. In the third quarter of 2013, the Company recorded accounts receivable of $0.7 million related to non-Phase I global development costs subject to the co-funding provisions of the agreement. Co-funded amounts receivable from Celgene are recorded net in research and development expense.

Collaboration Revenue

Through September 30, 2013, in addition to amounts allocated to Celgene’s purchase of shares of the Company’s series C redeemable convertible preferred stock, the Company had received a total of $68.0 million in upfront payments under the Celgene agreement, including a $3.0 million implied premium on Celgene’s purchase of shares of the Company’s series C redeemable convertible preferred stock. Through September 30, 2013, the Company has recognized $34.7 million of collaboration revenue in the consolidated statements of operations and comprehensive (loss) income related to this agreement, including $3.5 million and $10.8 million in the three and nine months ended September 30, 2013, respectively, and $6.7 million and $20.3 million in the three and nine months ended September 30, 2012, respectively. Revenue recognized in the three and nine months ended September 30, 2013 reflects the Company’s current plan to complete the ongoing Phase I study of EPZ-5676 in 2014. As a result, the remaining deferred revenue of approximately $2.1 million attributed to this deliverable as of September 30, 2013 will be recognized ratably through December 31, 2014. As of September 30, 2013 and December 31, 2012, the Company had deferred revenue of $33.3 million and $44.1 million, respectively, related to this agreement.

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

Agreement Structure

Under the terms of the agreement, the Company has recorded a $3.0 million upfront payment, $7.0 million in preclinical research and development milestone payments, a $6.0 million clinical development milestone payment and cash payments and accounts receivable totaling $16.5 million for research and development services through September 30, 2013. The Company is eligible to earn up to $25.0 million in additional clinical development milestone payments, including substantive milestone payments of up to $10.0 million, up to $55.0 million in regulatory milestone payments and up to $115.0 million in sales-based milestone payments. The Company is also eligible to receive royalties at a percentage in the mid-single digits on any net product sales outside of the United States and at a percentage from the mid-single digits to low double-digits on any product sales in the United States, subject to reduction in specified circumstances. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with pharmaceutical development, the Company may not receive any additional milestone payments or royalty or profit share payments from Eisai. The next potential milestone payment that the Company might be entitled to receive under this agreement is a $10.0 million substantive milestone for the initiation of the Phase II portion of the Phase I/II clinical trial.

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

Collaboration Revenue

Through September 30, 2013, the Company has recorded a total of $32.5 million in cash and accounts receivable and has recognized $30.5 million of collaboration revenue in the consolidated statements of operations and comprehensive (loss) income related to this agreement, including $1.9 million and $12.4 million in the three and nine months ended September 30, 2013, respectively, and $1.9 million and $9.3 million in the three and nine months ended September 30, 2012, respectively, with a $6.0 million clinical development milestone achieved and recognized as collaboration revenue in the nine months ended September 30, 2013 and a $4.0 million research milestone achieved and recognized as collaboration revenue in the nine months ended September 30, 2012. As of September 30, 2013 and December 31, 2012, the Company had deferred revenue of $2.0 million and $3.2 million, respectively, related to this agreement.

GSK

In January 2011, the Company entered into a collaboration and license agreement with Glaxo Group Limited, an affiliate of GlaxoSmithKline (“GSK”), to discover, develop and commercialize novel small molecule HMT inhibitors directed to available targets from the Company’s product platform. Under the terms of the agreement, the Company has granted GSK exclusive worldwide license rights to HMT inhibitors directed to three targets. Additionally, as part of the research collaboration provided for in the agreement, the Company agreed to provide research and development services related to the licensed targets pursuant to agreed upon research plans during a research term that ends January 8, 2015.

Agreement Structure

Under the agreement, the Company has received a $20.0 million upfront payment, $8.0 million in preclinical research and development milestone payments and $6.0 million of fixed research funding. The Company is eligible to receive up to $21.0 million in additional substantive preclinical research and development milestone payments, up to $99.0 million in clinical development milestone payments, up to $240.0 million in regulatory milestone payments and up to $270.0 million in sales-based milestone payments. In addition, GSK is required to pay the Company royalties, at percentages from the mid-single digits to the low double-digits, on a licensed product-by-licensed product basis, on worldwide net product sales, subject to reduction in specified circumstances. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with pharmaceutical development, the Company may not receive any additional milestone payments or royalty payments from GSK. The next potential milestone payment that the Company might be entitled to receive under this agreement is a substantive research milestone. However, due to the varying stages of development of each licensed target, the Company is not able to determine the next milestone that might be achieved, if any.

For each selected target in the collaboration, the Company is primarily responsible for research until the selection of the development candidate, and GSK will be solely responsible for subsequent development and commercialization. GSK provided a fixed amount of research funding during the second and third years of the research term and is obligated to provide research funding equal to 100.0% of research and development costs, subject to specified limitations, for any research activities conducted by the Company in the fourth year of the research term.

Collaboration Revenue

Through September 30, 2013, the Company has received a total of $34.0 million in payments under the GSK agreement and has recognized $18.7 million of collaboration revenue in the consolidated statements of operations and comprehensive (loss) income related to this agreement, including $3.0 million and $9.0 million in the three and nine months ended September 30, 2013, respectively, and $6.7 million in both the three and nine months ended September 30, 2012, with $4.0 million in preclinical research and development milestones achieved and recognized as collaboration revenue in the three and nine months ended September 30, 2012. As of September 30, 2013 and December 31, 2012, the Company had deferred revenue of $15.3 million and $22.0 million, respectively, related to this agreement.

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

8.	Stock-Based Compensation

Total stock-based compensation expense related to stock options, restricted stock and the employee stock purchase plan was $0.9 million and $0.1 million for the three months ended September 30, 2013 and 2012, respectively, and $1.8 million and $0.2 million for the nine months ended September 30, 2013 and 2012, respectively.

Stock-based compensation expense is classified in the consolidated statements of operations and comprehensive (loss) income as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Research and development	$294	$55	$695	$104
General and administrative	575	37	1,124	106

Total	$869	$92	$1,819	$210

Stock Options

The weighted-average fair value of options, estimated as of the grant date using the Black-Scholes option pricing model, was $21.81 per option for those options granted during the three months ended September 30, 2013 and $7.57 and $1.70 per option for those options granted during the nine months ended September 30, 2013 and 2012, respectively. There were no stock options granted during the three months ended September 31, 2012. Key assumptions used to apply this pricing model were as follows:

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Risk-free interest rate	0.9%	0.7%
Expected life of options	6.0 years	6.0 years
Expected volatility of underlying stock	94.7%	98.8%
Expected dividend yield	0.0%	0.0%

The following is a summary of stock option activity for the nine months ended September 30, 2013:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at December 31, 2012	3,492,694	$0.90
Granted	1,483,328	7.51
Exercised	(177,212)	0.97
Forfeited or expired	(25,780)	2.74

Outstanding at September 30, 2013	4,773,030	$2.94	7.7	$176,875

Exercisable at September 30, 2013	2,557,179	$0.70	6.7	$100,489

As of September 30, 2013, there was $10.4 million of unrecognized compensation cost related to stock options that are expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 2.8 years.

Restricted Stock

The following is a summary of restricted stock activity for the nine months ended September 30, 2013:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding at December 31, 2012	22,223	$0.60
Vested	(12,501)	0.60

Outstanding at September 30, 2013	9,722	$0.60

As of September 30, 2013, there was an insignificant amount of unrecognized compensation cost related to restricted stock that is expected to vest.

9.	(Loss) Earnings Per Share

Basic (loss) earnings per share is computed by dividing (loss) income allocable to common stockholders by the weighted average number of common shares outstanding. During periods of income, participating securities are allocated a proportional share of income determined by dividing total weighted average participating securities by the sum of the total weighted average common shares and participating securities (the “two-class method”). The Company’s restricted stock and, prior to its automatic conversion, redeemable convertible preferred stock participate in any dividends declared by the Company and are therefore considered to be participating securities. Participating securities have the effect of diluting both basic and diluted earnings per share during periods of income. During periods of loss, no loss is allocated to participating securities since they have no contractual obligation to share in the losses of the Company. Diluted (loss) earnings per share is computed after giving consideration to the dilutive effect of stock options that are outstanding during the period, except where such non-participating securities would be anti-dilutive.

Basic and diluted (loss) earnings per share allocable to common stockholders are computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands except per share data)
Net (loss) income	$(9,704)	$4,448	$(19,413)	$3,836
Less: accretion of redeemable convertible preferred stock to redemption value	—	159	264	326
Less: income allocable to participating securities	—	3,972	—	3,239

(Loss) income allocable to common stockholders	$(9,704)	$317	$(19,677)	$271

Weighted average shares outstanding	28,406	1,651	13,212	1,637

Basic (loss) earnings per share allocable to common stockholders	$(0.34)	$0.19	$(1.49)	$0.17

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands except per share data)
Net (loss) income	$(9,704)	$4,448	$(19,413)	$3,836
Less: accretion of redeemable convertible preferred stock to redemption value	—	159	264	326
Less: income allocable to participating securities	—	3,743	—	3,092

(Loss) income allocable to common stockholders	$(9,704)	$546	$(19,677)	$418

Weighted average shares outstanding	28,406	1,651	13,212	1,637
Effect of dilutive securities	—	1,366	—	1,004

Diluted weighted average shares outstanding	28,406	3,017	13,212	2,641

Diluted (loss) earnings per share allocable to common stockholders	$(0.34)	$0.18	$(1.49)	$0.16

In June 2013, the Company issued an additional 5,913,300 shares of common stock in connection with its IPO and 20,633,046 shares of common stock in connection with the automatic conversion of its redeemable convertible preferred stock upon the closing of the IPO. The issuance of these shares resulted in a significant increase in the Company’s shares outstanding, to 28,408,698 shares as of September 30, 2013, and weighted average shares outstanding for the three and nine months ended September 30, 2013 when compared to the comparable prior year periods and is expected to continue to impact the year-over-year comparability of the Company’s (loss) earnings per share calculations through 2014.

The following common stock equivalents were excluded from the calculation of diluted loss per share allocable to common stockholders because their inclusion would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Stock options	4,773	—	4,773	—
Unvested restricted stock	10	—	10	—
Shares issuable under employee stock purchase plan	2	—	2	—

	4,785	—	4,785	—

10.	Related Party Transactions

In connection with its entry into the collaboration and license agreement with Celgene, on April 2, 2012, the Company sold Celgene 9,803,922 shares of its series C redeemable convertible preferred stock. As a result of this transaction, Celgene owned 12.5% of the Company’s fully diluted equity as of December 31, 2012. Refer to Note 6, Collaborations, for additional information regarding this collaboration agreement. In the second quarter of 2013, in connection with the IPO, Celgene made an additional investment in the Company, acquiring an additional 66,666 shares of the Company’s common stock. Additionally, as a result of the IPO, Celgene’s shares of series C redeemable convertible preferred stock automatically converted to common stock of the Company at a one-for-three ratio, collectively resulting in Celgene owning 3,334,640 shares of the Company’s common stock as of September 30, 2013, representing 10.0% of the Company’s fully diluted equity and 11.7% of the voting interests of the Company as of September 30, 2013.

Under the Celgene collaboration agreement, the Company recognized $3.5 million and $10.8 million of collaboration revenue in the three and nine months ended September 30, 2013, respectively, and $6.7 million and $20.3 million of collaboration revenue in the three and nine months ended September 30, 2012, respectively. Additionally, in the three and nine months ended September 30, 2013, the Company recorded $0.7 million in co-funded accounts receivable from Celgene net in research and development expense. Accordingly, as of September 30, 2013 and December 31, 2012, the Company had recorded $33.3 million and $44.1 million of deferred revenue, respectively, and, as of September 30, 2013, the Company had accounts receivable of $0.7 million related to this collaboration arrangement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Information

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. These statements may be identified by such forward-looking terminology as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and similar statements or variations of such terms. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

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

Management Overview

We are a clinical stage biopharmaceutical company that discovers, develops and plans to commercialize innovative personalized therapeutics for patients with genetically defined cancers. We have built a proprietary product platform that we use to create small molecule inhibitors of a 96-member class of enzymes known as histone methyltransferases, or HMTs. Genetic alterations can result in changes to the activity of HMTs, making them oncogenic. Our therapeutic strategy is to inhibit oncogenic HMTs to treat the underlying causes of the associated genetically defined cancers. The three months ended September 30, 2013 and 2012 are referred to as the third quarter of 2013 and 2012, respectively. Unless the context indicates otherwise, all references herein to our company include our wholly-owned subsidiary.

Our management’s discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q, which have been prepared by us in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim periods and with Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended. This discussion and analysis should be read in conjunction with these unaudited consolidated financial statements and the notes thereto as well as in conjunction with our Prospectus filed pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, or the Securities Act, with the Securities and Exchange Commission, or SEC, on May 31, 2013, which we refer to as the Prospectus.

We commenced active operations in early 2008, and since inception, have incurred significant operating losses. As we are a clinical stage company, we expect to continue to incur significant expenses and operating losses over the next several years. Since our inception and through September 30, 2013, we have raised an aggregate of $291.8 million to fund our operations, of which $133.3 million was non-equity funding through our collaboration agreements, $82.5 million was from our initial public offering, or IPO, which we completed in June 2013, and $76.0 million was from the sale of redeemable convertible preferred stock, which automatically converted to common stock upon the closing of our initial public offering. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity or debt financings and collaboration agreements.

We are a leader in the translation of the science of epigenetics into first-in-class personalized therapeutics for patients with genetically defined cancers and believe we are the first company to conduct a clinical trial of an HMT inhibitor. We are conducting both a Phase I clinical trial of our most advanced product candidate, EPZ-5676, an inhibitor targeting the DOT1L HMT, for the treatment of mixed lineage leukemia, or MLL-r, a genetically defined subtype of the two most common forms of acute leukemia, as well as a Phase I/II clinical trial of our second most advanced product candidate, EPZ-6438, an inhibitor targeting the EZH2 HMT, for the treatment of a genetically defined subtype of non-Hodgkin lymphoma. In 2014, we plan to pursue additional clinical studies for both EPZ-5676 and EPZ-6438 beyond the primary indications, including an expansion cohort for adult acute myeloid leukemia with a partial tandem duplication in the MLL gene, or MLL-PTD, for EPZ-5676, and an expansion cohort in synovial sarcoma and other INI1-deficient tumors for EPZ-6438. We also have a pipeline of other HMT inhibitors that are in preclinical development.

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

The following table summarizes key information about our two most advanced clinical programs, including the role of our collaboration partners:

Product Candidate	Description	Indication (Genetic Alteration)	Stage of Development	Commercial Rights	Diagnostic Collaborator
EPZ-5676	DOT1L inhibitor	MLL-r subtype of acute myeloid leukemia, or AML, and acute lymphoblastic leukemia, or ALL (Chromosomal translocation involving the MLL gene)	Phase I clinical trial ongoing	Epizyme: United States Celgene: Rest of world	Abbott Molecular Inc., or Abbott

EPZ-6438	EZH2 inhibitor	Non-Hodgkin lymphoma and potentially other solid tumors (Point mutation in EZH2)	Phase I/II clinical trial ongoing	Eisai: Worldwide rights, subject to Epizyme’s opt-in on 50.0% of United States rights	Roche Molecular Systems, Inc., or Roche

Program highlights for the nine months ended September 30, 2013 include:

•	For EPZ-5676, we are nearing completion of the dose escalation stage of our Phase I clinical trial without any dose-limiting toxicities to date and plan to disclose top-line dose escalation data in the fourth quarter of 2013. Based on the data from the dose escalation stage, we plan to initiate an expansion cohort stage of this trial in the fourth quarter of 2013 that will be limited to patients with MLL-r and is expected to provide an initial assessment of therapeutic effect in MLL-r patients. We added five clinical sites, bringing the total number of clinical sites participating in this study to six, were granted orphan drug designation in the United States and were issued a notice of allowance from the United States Patent and Trademark Office with respect to our patent application covering the composition of matter of EPZ-5676. Further, we initiated plans to expand our clinical evaluation of EPZ-5676 in 2014 to include a Phase I trial of EPZ-5676 in pediatric patients with MLL-r and a clinical study in adult AML patients with MLL-PTD. MLL-PTD accounts for an estimated 5 to 7% of adult AML cases, with an estimated annual incidence of MLL-PTD in all patients in the major pharmaceutical markets of approximately 2,300 patients.

•	For EPZ-6438 (which Eisai refers to as E7438), we received notification that our clinical trial application was approved in France and are enrolling patients in a Phase I/II clinical trial without any dose-limiting toxicities observed to date. Based on the data from the dose escalation phase, we plan to initiate the Phase II portion of this study in 2014. Further, we initiated plans to expand our clinical evaluation of EPZ-6438 after the completion of the ongoing Phase I study in 2014 to include studies in patients with INI1-deficient tumors, such as synovial sarcoma and malignant rhabdoid tumors. In the major pharmaceutical markets, synovial sarcoma has an estimated annual incidence of approximately 1,700 patients, and other INI1-deficient tumors have an estimated annual incidence of 700 patients.

•	For our discovery and preclinical stage product programs, we continued to progress the three target programs partnered with GSK as well as a number of other research programs directed to high priority HMTs in our pipeline.

Collaborations

The key terms of our primary collaboration agreements are as follows:

•	Celgene

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

Agreement Structure

Under the terms of the agreement, we received a $65.0 million upfront payment and $25.0 million from the sale of our series C redeemable convertible preferred stock to an affiliate of Celgene, of which $3.0 million was considered a premium and included as collaboration arrangement consideration for a total upfront payment of $68.0 million. In addition, we are eligible to earn up to $60.0 million in clinical development milestone payments and up to $100.0 million in regulatory milestone payments related to DOT1L. We are also eligible to earn up to $65.0 million in payments, including a combination of clinical development milestone payments and an option exercise fee, and up to $100.0 million in regulatory milestone payments for each available target as to which Celgene exercises its option during an initial option period ending in July 2015. Celgene has the right to extend the option period until July 2016 by making a significant option extension payment. As to DOT1L and each available target as to which Celgene exercises its option, we retain all product rights in the United States and are eligible to receive royalties for each target at defined percentages ranging from the mid-single digits to the mid-teens on net product sales outside of the United States, subject to reductions in specified circumstances. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with pharmaceutical development, we may not receive any milestone or royalty payments from Celgene. The first potential milestone payment that we might be entitled to receive under this agreement is $25.0 million for achieving proof-of-concept, as defined in the agreement, for our DOT1L inhibitor.

We are obligated to conduct and solely fund research and development costs of the Phase I clinical trials for the DOT1L target and through the effectiveness of the first investigational new drug application for an HMT inhibitor directed to each available target selected by Celgene, after which Celgene and we will equally co-fund global development and each party will solely fund territory-specific development costs for its territory. In the third quarter of 2013, we recorded accounts receivable of $0.7 million related to non-Phase I global development costs subject to the co-funding provisions of this agreement. Co-funded amounts receivable from Celgene are recorded net in research and development expense.

Collaboration Revenue

Through September 30, 2013, in addition to amounts allocated to Celgene’s purchase of shares of our series C redeemable convertible preferred stock, we had received a total of $68.0 million in upfront payments under the Celgene agreement, including a $3.0 million implied premium on Celgene’s purchase of our series C redeemable convertible preferred stock. Through September 30, 2013, we have recognized $34.7 million of collaboration revenue in the consolidated statements of operations and comprehensive (loss) income related to this agreement, including $3.5 million and $10.8 million in the three and nine months ended September 30, 2013, respectively, and $6.7 million and $20.3 million in the three and nine months ended September 30, 2012, respectively. As of September 30, 2013 and December 31, 2012, we had deferred revenue of $33.3 million and $44.1 million, respectively, related to this agreement.

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

Agreement Structure

Under the terms of the agreement, we have recorded a $3.0 million upfront payment, $7.0 million in preclinical research and development milestone payments, a $6.0 million clinical development milestone payment and cash payments and accounts receivable totaling $16.5 million for research and development services through September 30, 2013. We are eligible to earn up to $25.0 million in additional clinical development milestone payments, up to $55.0 million in regulatory milestone payments and up to $115.0 million in sales-based milestone payments. We are also eligible to receive royalties at a percentage in the mid-single digits on any net product sales outside of the United States and at a percentage from the mid-single digits to low double-digits on any net product sales in the United States, subject to reduction in specified circumstances. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with pharmaceutical development, we may not receive any additional milestone payments or royalty or profit share payments from Eisai. The next potential milestone payment that we might be entitled to receive under this agreement is $10.0 million for the initiation of the Phase II portion the Phase I/II clinical trial.

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

Collaboration Revenue

Through September 30, 2013, we have recorded a total of $32.5 million in cash and accounts receivable and have recognized $30.5 million of collaboration revenue in the consolidated statements of operations and comprehensive (loss) income related to this agreement, including $1.9 million and $12.4 million in the three and nine months ended September 30, 2013, respectively, and $1.9 million and $9.3 million in the three and nine months ended September 30, 2012, respectively, with a $6.0 million clinical development milestone achieved recognized as collaboration revenue in the nine months ended September 30, 2013 and a $4.0 million research milestone achieved and recognized as collaboration revenue in the nine months ended September 30, 2012. As of September 30, 2013 and December 31, 2012, we had deferred revenue of $2.0 million and $3.2 million, respectively, related to this agreement.

•	GSK

In January 2011, we entered into a collaboration and license agreement with GSK to discover, develop and commercialize novel small molecule HMT inhibitors directed to available targets from our product platform. Under the terms of the agreement, we granted GSK exclusive worldwide license rights to HMT inhibitors directed to three targets. Additionally, as part of the research collaboration provided for in the agreement, the Company agreed to provide research and development services related to the licensed targets pursuant to agreed upon research plans during a research term that ends January 8, 2015.

Agreement Structure

Under the agreement, we have received a $20.0 million upfront payment, $8.0 million in preclinical research and development milestone payments and $6.0 million of fixed research funding. We are eligible to receive up to $21.0 million in additional preclinical research and development milestone payments, up to $99.0 million in clinical development milestone payments, up to $240.0 million in regulatory milestone payments and up to $270.0 million in sales-based milestone payments. In addition, GSK is required to pay us royalties at percentages from the mid-single digits to the low double-digits, on a licensed product-by-licensed product basis, on worldwide net product sales, subject to reductions in specified circumstances. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with pharmaceutical development, we may not receive any additional milestone payments or royalty payments from GSK. The next potential milestone payment that we might be entitled to receive under this agreement is a research milestone. However, due to the varying stages of development of each licensed target, we are not able to determine the next milestone that might be achieved, if any.

For each selected target in the collaboration, we are primarily responsible for research until the selection of the development candidate, and GSK will be solely responsible for subsequent development and commercialization. GSK provided a fixed amount of research funding during the second and third years of the research term and is obligated to provide research funding equal to 100.0% of research and development costs, subject to specified limitations, for any research activities we conduct in the fourth year of the research term.

Collaboration Revenue

Through September 30, 2013, we received a total of $34.0 million in payments under the GSK agreement and have recognized $18.7 million of collaboration revenue in the consolidated statements of operations and comprehensive (loss) income related to this agreement, including $3.0 million and $9.0 million in the three and nine months ended September 30, 2013, respectively, and $6.7 million in both the three and nine months ended September 30, 2012, with $4.0 million in preclinical research and development milestones achieved and recognized as collaboration revenue in the three and nine months ended September 30, 2012. As of September 30, 2013 and December 31, 2012, we had deferred revenue of $15.3 million and $22.0 million, respectively, related to this agreement.

Results of Operations

Collaboration Revenue

The following is a comparison of collaboration revenue for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Decrease	2013	2012	Decrease
	(In millions)			(In millions)
Collaboration revenue	$8.4	$15.3	$(6.9)	$32.2	$36.3	$(4.1)

Through September 30, 2013, our revenue consisted of collaboration revenue, including amounts recognized from deferred revenue related to upfront payments for licenses or options to obtain licenses in the future, research and development funding and milestone payments earned under collaboration and license agreements with our collaboration partners.

During the third quarter of 2013, collaboration revenue consisted of $6.3 million recognized from deferred revenue related to upfront payments for licenses and $2.1 million in research and development funding. This revenue compares to $9.3 million recognized from deferred revenue related to upfront payments for licenses, $4.0 million in milestone revenue and $2.0 million in research and development funding recognized in the third quarter of 2012.

Collaboration revenue recognized from deferred revenue in the third quarter of 2013 comprised $3.5 million under our Celgene agreement, $0.4 million under our Eisai agreement and $2.4 million under our GSK agreement, as compared to $6.7 million under our Celgene agreement, $0.4 million under our Eisai agreement and $2.2 million under our GSK agreement in the third quarter of 2012. Milestone revenue in the third quarter of 2012 represents $4.0 million in preclinical research and development milestone achieved under our GSK agreement. Collaboration revenue recognized for research and development services in the third quarter of 2013 comprised $1.5 million under our Eisai agreement and $0.6 million under our GSK agreement, as compared to $1.5 million under our Eisai agreement and $0.5 million under our GSK agreement in the third quarter of 2012.

During the nine months ended September 30, 2013, collaboration revenue consisted of $19.2 million recognized from deferred revenue related to upfront payments for licenses, $6.0 million in milestone revenue and $7.0 million in research and development funding. This revenue compares to $23.7 million recognized from deferred revenue related to upfront payments for licenses, $8.0 million in milestone revenue and $4.6 million in research and development funding recognized in the nine months ended September 30, 2012.

Collaboration revenue recognized from deferred revenue in the nine months ended September 30, 2013 comprised $10.8 million under our Celgene agreement, $1.2 million under our Eisai agreement and $7.2 million under our GSK agreement, as compared to $20.3 million under our Celgene agreement, $1.2 million under our Eisai agreement and $2.2 million under our GSK agreement in the same period of the prior year. Milestone revenue in the nine months ended September 30, 2013 represents a $6.0 million clinical development milestone achieved under our Eisai agreement, as compared to a $4.0 million preclinical research and development milestone achieved under Eisai agreement and $4.0 million in preclinical research and development milestones achieved under our GSK agreement in the same period of the prior year. Collaboration revenue recognized for research and development services in the nine months ended September 30, 2013 comprised $5.2 million under our Eisai agreement and $1.8 million under our GSK agreement, as compared to $4.1 million under our Eisai agreement and $0.5 million under our GSK agreement in the same period of the prior year.

Research and Development

The following is a comparison of research and development expenses for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Increase	2013	2012	Increase
	(In millions)			(In millions)
Research and development	$14.6	$9.3	$5.3	$41.9	$27.4	$14.5

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

The following table illustrates the components of our research and development expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
Product Program (Phase as of the latest period end)	2013	2012	2013	2012
	(In millions)		(In millions)
External research and development expenses:
EPZ-5676 (Phase I) and related DOT1L programs	$3.4	$1.2	$9.4	$6.5
EPZ-6438 (Phase I/II) and related EZH2 programs	0.8	0.8	3.1	2.4
Discovery and preclinical stage product programs, collectively	6.0	4.3	16.0	9.9
Internal research and development expenses	4.4	3.0	13.4	8.6

Total research and development expenses	$14.6	$9.3	$41.9	$27.4

During the three and nine months ended September 30, 2013, our total research and development expenses increased by $5.3 million and $14.5 million, respectively, compared to the same periods of 2012, primarily due to the expansion of our product platform and the advancement of our research and development on specific targets, principally DOT1L, EZH2 and the three target programs partnered with GSK. Research and development expenses for the three and nine months ended September 30, 2013 are net $0.7 million of co-funded amounts receivable from Celgene.

Most of our research and development costs have been external costs, which we began tracking on a program-by-program basis in the first quarter of 2010. Our internal research and development costs are primarily compensation expenses for our full-time research and development employees. We do not track internal research and development costs on a program-by-program basis. However, by employing a multinational network of CROs, our employees are able to dedicate significant amounts of their time to the expansion and development of our product platform while managing the research performed by our CROs. Our internal research and development expenses increased by $1.4 million and $4.8 million in the three and nine months ended September 30, 2013, respectively, as compared to the same periods of the prior year as the number of our research and development employees grew from 42 employees as of September 30, 2012 to 54 employees as of September 30, 2013.

External research and development expenses for DOT1L focused on the advancement of the EPZ-5676 Phase I clinical trial, with expenses increasing from $1.2 million in the third quarter of 2012 to $3.4 million in the third quarter of 2013. External research and development expenses for EZH2 focused on the EPZ-6438 Phase I/II clinical trial, with expenses of $0.8 million in both the third quarter of 2012 and 2013. External research and development expenses for discovery and preclinical stage product programs, including the three target programs partnered with GSK, increased from $4.3 million in the third quarter of 2012 to $6.0 million in the third quarter of 2013 as we advanced the research and development of these programs. Research and development expenses in the nine months ended September 30, 2013 reflect similar advancement and expansion of our product programs when compared to the same period of 2012.

External research and development expenses from January 1, 2010 through September 30, 2013 was $28.6 million for EPZ-5676 and related DOT1L programs and $12.0 million for EPZ-6438 and related EZH2 programs. We did not maintain program-specific external cost information prior to January 1, 2010. We expect to continue to increase our research and development expenses as the EPZ-5676 and EPZ-6438 programs continue to progress through clinical testing, as we continue to build our product platform and as we continue to work on our other programs, such as the product candidates being developed under our GSK collaboration. We are solely responsible for all research and development costs for any programs not selected by Celgene and not subject to license under our other collaboration agreements. We expect total research and development expenses in 2013 to be up to $65.0 million based on our current research plan.

General and Administrative

The following is a comparison of general and administrative expenses for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	Increase	2013	2012	Increase
	(In millions)			(In millions)
General and administrative	$3.6	$1.6	$2.0	$9.7	$5.2	$4.5

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

For the three and nine months ended September 30, 2013, our general and administrative expenses increased compared to the same periods of the prior year, primarily related to additional professional fees, insurance and other costs associated with public company operation as well as increased stock-based compensation expense and other costs to support our growing organization.

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

Other Income (Expense), net

Other income (expense), net consists of interest income earned on our cash equivalents, offset by interest and other expense. The change to other expense, net in the nine months ended September 30, 2013 from other income in the nine months ended September 30, 2012 reflects the recognition of interest expense on a contract termination obligation that we incurred in the second quarter of 2012 and paid in full in the second quarter of 2013.

Accretion of Redeemable Convertible Preferred Stock to Redemption Value

Our redeemable convertible preferred stock automatically converted into common stock upon the closing of our initial public offering in June 2013. Our preferred stock was redeemable beginning in 2017 at its original issue prices per share plus any declared but unpaid dividends upon a specified vote of the preferred stockholders. Accretion of preferred stock reflected the periodic accretion of issuance costs and premiums on each series of preferred stock, where applicable, to their respective redemption values. We recorded $0.2 million and $0.3 million of accretion in the three and nine months ended September 30, 2012, respectively, and $0.3 million of accretion in the nine months ended September 30, 2013, until the conversion into common stock. As a result of this conversion, as of September 30, 2013, we do not have any preferred stock outstanding and will not record any additional accretion of preferred stock related to the shares of redeemable convertible preferred stock previously issued.

Liquidity and Capital Resources

On June 5, 2013, we completed an initial public offering of our common stock, which resulted in the sale of 5,913,300 shares, including all additional shares available to cover over-allotments, at a price of $15.00 per share. We received net proceeds before expenses from the IPO of $82.5 million after deducting underwriting discounts and commissions paid by us. In connection with the closing of the IPO, all of our outstanding redeemable convertible preferred stock automatically converted to common stock at a one-for-three ratio as of June 5, 2013.

Since our inception and through September 30, 2013, we have raised an aggregate of $291.8 million to fund our operations, of which $133.3 million was non-equity funding through our collaboration agreements, $82.5 million was from our initial public offering and $76.0 million was from the sale of redeemable convertible preferred stock. In addition, as of September 30, 2013, we were entitled to receive $2.2 million for research and development services provided in the third quarter of 2013. As of September 30, 2013, we had $139.6 million in cash and cash equivalents.

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

Outlook

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash and cash equivalents as of September 30, 2013 and research funding that we expect to receive under our existing collaborations will enable us to fund our operating expenses and capital expenditure requirements until at least mid-2015, without giving effect to any potential option exercise fees or milestone payments we may receive under our collaboration agreements. We have based this estimate on assumptions that may prove to be wrong, particularly as the process of testing drug candidates in clinical trials is costly and the timing of progress in these trials is uncertain. As a result, we could use our capital resources sooner than we expect.

Cash Flows

The following is a summary of cash flows for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
	2013	2012
	(In millions)
Net cash (used in) provided by operating activities	$(38.0)	$48.4
Net cash used in investing activities	(0.2)	(0.2)
Net cash provided by financing activities	79.9	21.9

Net cash (used in) provided by operating activities

Net cash used in operating activities was $38.0 million during the nine months ended September 30, 2013 compared to net cash provided by operating activities of $48.4 million during the nine months ended September 30, 2012. The change from net cash provided by operating activities to net cash used in operating activities reflects the $68.0 million received from Celgene and allocated to our collaboration agreement in April 2012, as well as increased spending in 2013.

Net cash used in investing activities

Net cash used in investing activities of $0.2 million during each of the nine months ended September 30, 2013 and 2012 relates solely to purchases of property and equipment in both periods presented and represents general maintenance capital.

Net cash provided by financing activities

Net cash provided by financing activities of $79.9 million during the nine months ended September 30, 2013 primarily reflects net cash received from our initial public offering, including the payment of $2.8 million in initial public offering costs. Net cash provided by financing activities of $21.9 million during the nine months ended September 30, 2012 primarily reflects net cash received from our sale of series C redeemable convertible preferred stock to an affiliate of Celgene in April 2012.

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

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 amends Accounting Standards Codification (“ASC”) 740, Income Taxes, by providing guidance on the financial statement presentation of an unrecognized benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The ASU does not affect the recognition or measurement of uncertain tax positions under ASC 740. ASU 2013-11 will be effective for us for interim and annual periods beginning after December 15, 2013, with early adoption permitted. We do not expect the adoption of this ASU to have any impact on our consolidated financial statements.

Contractual Obligations

In September 2013, we entered into an amendment to the operating lease agreement for our current office and laboratory facility in Cambridge, Massachusetts, under which we leased an additional 10,500 square feet of office space for aggregate rent payments of $2.5 million. These additional rent payments are expected to be paid from the commencement of our lease for this additional space, which is projected to be in the first quarter of 2014, through the end of our existing lease agreement,

November 30, 2017. Except for the additional space leased in our current office and laboratory facility, there were no material changes to our contractual obligations during the third quarter of 2013. For a complete discussion of our contractual obligations, please refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Prospectus.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2013, we had cash equivalents of $121.4 million consisting of interest-bearing money market accounts and prime money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of these investments, an immediate 100 basis point change in interest rates at levels as of September 30, 2013 would not have a material effect on the fair market value of our cash equivalents.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2013.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Since inception, we have incurred significant operating losses. Our net loss was $19.4 million for the nine months ended September 30, 2013. As of September 30, 2013, we had an accumulated deficit of $72.0 million. To date, we have financed our operations primarily through our collaborations, our initial public offering and private placements of our preferred stock. All of our revenue to date has been collaboration revenue. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and, beginning in 2012, clinical trials. We are still in the early stages of development of our product candidates, and we have not completed development of any drugs. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially over the next several years as we:

•	continue our Phase I clinical trial of EPZ-5676, our most advanced product candidate, for treatment of patients with mixed lineage leukemia, or MLL-r, a genetically defined subtype of the two most common forms of acute leukemia, and seek to treat additional indications;

•	continue, together with Eisai, the Phase I/II clinical trial of EPZ-6438, our second most advanced product candidate, for treatment of patients with a genetically defined subtype of non-Hodgkin lymphoma, and seek to treat additional indications;

•	continue the research and development of our other product candidates;

•	seek to discover and develop additional product candidates;

•	seek regulatory approvals for any product candidates that successfully complete clinical trials;

•	ultimately establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any products for which we may obtain regulatory approval;

•	maintain, expand and protect our intellectual property portfolio;

•	hire additional clinical, quality control and scientific personnel; and

•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts.

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

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. If we are required by the United States Food and Drug Administration, or FDA, the European Medicines Agency, or EMA, or other regulatory authorities to perform studies in addition to those currently expected, or if there are any delays in completing our clinical trials or the development of any of our product candidates, our expenses could increase.

Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our company and could impair our ability to raise capital, expand our business, maintain our research and development efforts, diversify our product offerings or even continue our operations. A decline in the value of our company could cause our stockholders to lose all or part of their investment in our company.

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

Based on our research and development plans and our timing expectations related to the progress of our programs, we believe that our existing cash and cash equivalents as of September 30, 2013 and research funding that we expect to receive under our existing collaborations, will enable us to fund our operating expenses and capital expenditure requirements until at least mid-2015, without giving effect to any potential option exercise fees or milestone payments we may receive under our collaboration agreements. We have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Our future capital requirements will depend on many factors, including:

•	our collaboration agreement remaining in effect and our ability to obtain research funding and achieve milestones under these agreements;

•	the progress and results of the Phase I clinical trial of EPZ-5676 and the Phase I/II clinical trial of EPZ-6438;

•	the number and development requirements of additional indications for EPZ-5676 and EPZ-6438 and other product candidates that we may pursue, including the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for such product candidates;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution for any of our product candidates for which we receive marketing approval;

•	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;

•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and

•	the extent to which we acquire or in-license other products and technologies.

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

We commenced active operations in early 2008, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our technology, identifying potential product candidates, undertaking preclinical studies and, beginning in 2012, conducting clinical trials. All but two of our product candidates are still in preclinical development. We are conducting a Phase I clinical trial of EPZ-5676, our most advanced product candidate, and a Phase I/II clinical trial of EPZ-6438, our second most advanced product candidate, but have not completed enrollment in either of these trials. We have not yet demonstrated our ability to successfully complete any clinical trials, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

Two of our product candidates are in early clinical development, and our remaining product candidates are in preclinical development. The risk of failure for each of our product candidates is high. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. For example, it is important to note that the biological effect observed in our Phase I clinical trial of EPZ-5676, as described in the Prospectus, was achieved by only a single patient in an open-label setting, is not statistically significant, might not represent any clinical benefit and might not be achieved by any other patient treated with EPZ-5676. In addition, it is important to note that, notwithstanding the reduction in blast count that was observed, the disease did progress in this patient. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

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

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside of the United States. In particular, because we are focused on patients with genetically defined cancers, our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate. For example, enrollment in our Phase I clinical trial of EPZ-5676 had been slower than we expected because of delays in establishing trial sites. In addition, some of our competitors have ongoing clinical trials for product candidates that treat the same general patient populations as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates.

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

We plan to develop companion diagnostics for our therapeutic product candidates. We expect that, at least in some cases, the FDA and similar regulatory authorities outside of the United States may require the development and regulatory approval of a companion diagnostic as a condition to approving our therapeutic product candidates. We do not have experience or capabilities in developing or commercializing diagnostics and plan to rely in large part on third parties to perform these functions. For example, in December 2012, Eisai and we entered into an agreement with Roche to develop and commercialize a companion diagnostic for use with EPZ-6438. In February 2013, we entered into a similar agreement with Abbott to develop and commercialize a companion diagnostic for use with EPZ-5676. We generally expect to enter into similar agreements for our other therapeutic product candidates and possible expansion indications for EPZ-5676 and EPZ-6438. Companion diagnostics are subject to regulation by the FDA and similar regulatory authorities outside of the United States as medical devices and require separate regulatory approval prior to commercialization.

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

We have limited capabilities for drug development and do not yet have any capability for sales, marketing or distribution. Accordingly, we have entered into therapeutic collaborations with other companies that we believe can provide such capabilities, including our collaboration and license agreements with Celgene, Eisai and GSK. These collaborations also have provided us with important funding for our development programs and product platform and we expect to receive additional funding under these collaborations in the future. Our existing therapeutic collaborations, and any future collaborations we enter into, may pose a number of risks, including the following:

•	collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;

•	collaborators may not perform their obligations as expected;

•	collaborators may not pursue development and commercialization of any product candidates that achieve regulatory approval or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators’ strategic focus or available funding, or external factors, such as an acquisition, that may divert resources or create competing priorities;

•	collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

•	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products and product candidates if the collaborators believe that the competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;

•	product candidates discovered in collaboration with us may be viewed by our collaborators as competitive with their own product candidates or products, which may cause collaborators to cease to devote resources to the commercialization of our product candidates;

•	a collaborator may fail to comply with applicable regulatory requirements regarding the development, manufacture, distribution or marketing of a product candidate or product;

•	a collaborator with marketing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of such product or products;

•	disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development, might cause delays or terminations of the research, development or commercialization of product candidates, might lead to additional responsibilities for us with respect to product candidates, or might result in litigation or arbitration, any of which would be time-consuming and expensive;

•	collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;

•	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability; and

•	collaborations may be terminated for the convenience of the collaborator, and, if terminated, we could be required to raise additional capital to pursue further development or commercialization of the applicable product candidates.

If our therapeutic collaborations do not result in the successful development and commercialization of products or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. If we do not receive the funding we expect under these agreements, our development of our product platform and product candidates could be delayed and we may need additional resources to develop product candidates and our product platform. All of the risks relating to product development, regulatory approval and commercialization also apply to the activities of our therapeutic collaborators.

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

A third party may hold intellectual property, including patent rights, that are important or necessary to the development of our products. It may be necessary for us to use the patented or proprietary technology of third parties to commercialize our products, in which case we may be required to obtain a license from these third parties on commercially reasonable terms, or our business could be harmed, possibly materially.

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

In addition, later discovery of previously unknown adverse events or other problems with our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

•	restrictions on such products, manufacturers or manufacturing processes;

•	restrictions on the labeling or marketing of a product;

•	restrictions on product distribution or use;

•	requirements to conduct post-marketing studies or clinical trials;

•	warning letters;

•	withdrawal of the products from the market;

•	refusal to approve pending applications or supplements to approved applications that we submit;

•	recall of products;

•	fines, restitution or disgorgement of profits or revenues;

•	suspension or withdrawal of marketing approvals;

•	refusal to permit the import or export of our products;

•	product seizure; or

•	injunctions or the imposition of civil or criminal penalties.

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

Risks Related to Our Common Stock

Our executive officers and directors and their affiliates, if they choose to act together, have the ability to control all matters submitted to stockholders for approval.

Our executive officers and directors and their affiliates, in the aggregate, beneficially own shares representing a majority of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of September 30, 2013, we have outstanding 28,418,420 shares of common stock, of which 22,505,120 shares are subject to restrictions on transfer under 180-day lock-up arrangements with either the underwriters of our initial public offering or under stock option and restricted stock agreements entered into between us and the holders of those shares. These restrictions are due to expire on November 26, 2013, resulting in these shares becoming eligible for public sale on November 27, 2013 if they are registered under the Securities Act or if they qualify for an exemption from registration under the Securities Act including under Rules 144 or 701.

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

Item 2.	Use of Proceeds

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

As of September 30, 2013, we have used approximately $24.6 million of the net offering proceeds primarily to fund the clinical development of EPZ-5676 and EPZ-6438, to fund research and development to build our product platform and advance our pipeline of preclinical product candidates and for working capital and general corporate purposes. We are holding a significant portion of the balance of the net proceeds from the offering in interest-bearing money market accounts and prime money market funds. There has been no material change in our planned use of the balance of the net proceeds from the offering described in the Prospectus.

Item 5.	Other Information

During the third quarter of 2013, our Chief Executive Officer, President and Chief Financial Officer and Chief Scientific Officer implemented executive equity trading plans under SEC Rule 10b5-1. Subject to the expiration of any relevant trading lock-up period, these plans are expected to govern the equity transactions of these officers for approximately the next twelve to eighteen months. Equity transactions may include the exercise of incentive stock options in order to establish long-term capital gains holding periods.

Item 6.	Exhibits

10.1	Amendment to Lease Agreement dated as of September 30, 2013 between the Registrant and ARE-TECH Square, LLC (1)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by Robert J. Gould, Ph.D., Chief Executive Officer of the Company, and Jason P. Rhodes, President, Chief Financial Officer and Treasurer of the Company. (1)

101.INS	XBRL Instance Document. ¥

101.SCH	XBRL Schema Document. ¥

101.CAL	XBRL Calculation Linkbase Document. ¥

101.LAB	XBRL Labels Linkbase Document. ¥

101.PRE	XBRL Presentation Linkbase Document. ¥

101.DEF	XBRL Definition Linkbase Document. ¥

(1)	Filed with this Form 10-Q.
¥	Pursuant to Rule 406T of Regulation S-T, these interactive data files are furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 22, 2013

EPIZYME, INC.

By:	/s/ Jason P. Rhodes
Jason P. Rhodes
President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)