Form 10-K
period 2013-12-31
Epizyme, Inc.
filed 2014-02-28
CIK 1571498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-35945

EPIZYME, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-1349956
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

400 Technology Square, Cambridge, Massachusetts	02139
(Address of principal executive offices)	(Zip code)

617-229-5872

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common stock, $0.0001 par value	NASDAQ Global Market
(Title of each class)	(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the registrant’s common stock, par value $0.0001 per share, held by non-affiliates of the registrant on June 28, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $213,056,339 based on the closing price of the registrant’s common stock on the NASDAQ Global Market on that date.

The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of February 21, 2014 was 32,749,841.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement that the registrant intends to file with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

Epizyme, Inc.

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2013

Forward-looking Information

This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. These statements may be identified by such forward-looking terminology as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and similar statements or variations of such terms. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

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

All of our forward-looking statements are as of the date of this Annual Report on Form 10-K only. In each case, actual results may differ materially from such forward-looking information. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of or any material adverse change in one or more of the risk factors or risks and uncertainties referred to in this Annual Report on Form 10-K or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the SEC could materially and adversely affect our business, prospects, financial condition and results of operations. Except as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections or other circumstances affecting such forward-looking statements occurring after the date of this Annual Report on Form 10-K, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Annual Report on Form 10-K which modify or impact any of the forward-looking statements contained in this Annual Report on Form 10-K will be deemed to modify or supersede such statements in this Annual Report on Form 10-K.

PART I

Item 1.	Business

Overview

We are a clinical stage biopharmaceutical company that discovers, develops and plans to commercialize innovative personalized therapeutics for patients with genetically defined cancers. We have built a proprietary product platform that we use to create small molecule inhibitors of a 96-member class of enzymes known as histone methyltransferases, or HMTs. HMTs are part of the system of gene regulation, referred to as epigenetics, that controls gene expression. Genetic alterations can result in changes to the activity of HMTs, making them oncogenic. These altered HMTs are referred to as oncogenes. The HMT target class has many potential oncogenes and, we believe, presents the opportunity to create, develop and commercialize multiple personalized therapeutics.

Our therapeutic strategy is to treat the underlying causes of genetically defined cancers by blocking the incorrect activity of oncogenic HMTs. HMTs regulate gene expression by adding marks, called methyl groups, to specific locations on the proteins of human chromosomes, or histones, a process known as methylation. Oncogenic HMTs inappropriately mark these locations. As a result, the gene expression necessary for healthy, normally functioning cells is altered, thereby causing disease. Oncogenic HMTs drive multiple types of cancer, including hematological cancers and solid tumors.

In 2011, our scientists defined the 96-member HMT target class, which is referred to as the HMTome. Previously, specific HMTs were known, but a comprehensive identification of the entire target class did not exist. We subsequently analyzed cancer genome databases to enable us to prioritize 20 of these HMTs for our drug discovery activities based on the potential oncogenic role of these HMTs, the clinical need of patients with the associated genetically defined cancers and the possible clinical development and regulatory pathway for related inhibitors.

The clinical development plan for each of our therapeutic product candidates is directed towards patients with a particular genetically defined cancer. For many of our therapeutic product candidates, we plan to develop a companion diagnostic for the identification of patients with the genetically defined cancers that we seek to treat with our therapeutic product candidates. Because we are tailoring our personalized therapeutics for specific, identifiable patient populations with genetically defined cancers, we believe that many of our products may qualify for orphan drug designation in the United States, the European Union and other regions. In August 2013, we were granted orphan drug designation for EPZ-5676 for the treatment of acute myeloid leukemia, or AML, and acute lymphoblastic leukemia, or ALL, by the United States Food and Drug Administration, or FDA, and, in January 2014, the European Commission granted orphan drug designation for EPZ-5676 for the treatment of AML and ALL.

We currently have two HMT inhibitors in clinical development for the treatment of patients with genetically defined cancers and believe we are the first company to conduct a clinical trial of an HMT inhibitor. We are conducting a Phase 1 clinical trial of our most advanced product candidate, EPZ-5676, an inhibitor targeting the DOT1L HMT, being developed for the treatment of acute leukemias with genetic alterations of the MLL gene, referred to as MLL-r and MLL-PTD. On January 6, 2014, we announced that we had earned a $25.0 million proof-of-concept milestone in our collaboration with Celgene Corporation and Celgene International Sàrl, collectively referred to as Celgene, in December 2013 by achieving objective responses in two MLL-r patients enrolled in the dose escalation stage of our Phase 1 trial. We are also conducting a Phase 1/2 clinical trial of our second most advanced product candidate, EPZ-6438, an inhibitor targeting the EZH2 HMT, being developed for the treatment of a genetically defined subtype of non-Hodgkin lymphoma and solid tumors including INI1-deficient tumors, such as synovial sarcoma and malignant rhabdoid tumors, or MRT.

In 2014, we plan to have four clinical trials ongoing that are intended to assess the proof-of-concept of our product candidates in the following five genetically defined cancer patient groups:

•	The expansion stage of our ongoing Phase 1 clinical trial of EPZ-5676 in MLL-r adult patients and MLL-PTD adult patients;

•	Our planned Phase 1b clinical trial of EPZ-5676 in MLL-r pediatric patients;

•	Our planned Phase 2 clinical trial of EPZ-6438 in non-Hodgkin lymphoma patients with EZH2 point mutations as part of our ongoing Phase 1/2 clinical trial of EPZ-6438; and

•	Our planned Phase 2 clinical trial of EPZ-6438 in synovial sarcoma patients.

The initiation of our proof-of-concept trials of EPZ-6438 is subject to our review of the data from the Phase 1 clinical trial of EPZ-6438 that we are conducting as part of our ongoing Phase 1/2 clinical trial of EPZ-6438.

In addition to our clinical programs, we also have a pipeline of HMT inhibitors in preclinical development that target our other prioritized HMTs in the HMTome. These programs are directed to genetically defined cancers, both hematological and solid tumors. Three of these HMT programs are currently partnered with Glaxo Group Limited (an affiliate of GlaxoSmithKline), or GSK. In December 2013, we earned a $4.0 million milestone from GSK for achieving a development candidate milestone with respect to one of these programs, and, in February 2014, we earned a $2.0 million milestone from GSK for achieving lead candidate selection with respect to another one of these programs.

The inclusion of patients who have the relevant genetic alteration as early as possible in our trials is a key element of our strategy. Accordingly, we are including patients who have the relevant genetic alterations in the Phase 1 clinical trial of EPZ-5676 and the Phase 1/2 clinical trial of EPZ-6438. If we see evidence of a therapeutic effect in these genetically defined patients, we intend to meet with regulatory authorities to discuss the possibility of an expedited clinical development and regulatory pathway for the applicable program. If eligible, we intend to apply for FDA expedited review and approval programs, including breakthrough therapy and fast track designations.

We have entered into a number of strategic collaborations for our therapeutic programs and corresponding companion diagnostics. Our therapeutic collaborations have provided us with $135.5 million in non-equity funding through December 31, 2013. Further in December 2013, we earned an additional $29.0 million in milestones from Celgene and GSK. Our therapeutic collaborations also provide us with research funding and the potential for more than $1.0 billion of research, development, regulatory and sales-based milestone payments, as well as royalties or profit sharing on any net product sales. We have entered into three therapeutic collaborations as follows:

•	A collaboration with Celgene under which we have granted Celgene a license outside of the United States to our DOT1L program, which includes EPZ-5676, and the option during a defined period to license other HMT programs outside of the United States. We retain all United States development and commercialization rights for our DOT1L program and any other programs that we license to Celgene under this collaboration.

•	A collaboration with Eisai Co., Ltd., or Eisai, under which we have granted Eisai a worldwide license to our EZH2 program, including EPZ-6438. Eisai will pay 100% of global research and development costs for each licensed product candidate unless we exercise our right to opt in to a 50/50 co-development, co-commercialization and profit-share arrangement in the United States for a given licensed product candidate. We can exercise this right at any time prior to the initiation of a registration trial for such product candidate.

•	A collaboration with GSK under which we have granted GSK a worldwide license to three specified HMT targets. Potential inhibitors of these targets are currently in preclinical development.

We have also entered into an agreement with Abbott Molecular Inc., or Abbott, for the development of a companion diagnostic for use with EPZ-5676 for MLL-r and an agreement with Roche Molecular Systems, Inc., or Roche, and Eisai for the development of a companion diagnostic for use with EPZ-6438 for non-Hodgkin lymphoma patients with EZH2 point mutations.

Strategy

Our goal is to be a leader in the discovery, development and commercialization of personalized therapeutics for the treatment of patients with genetically defined cancers. We systematically identify the genetic alterations that create oncogenes, select patients in whom the identified genetic alteration is found and then design small molecule therapies to inhibit the oncogene. Our approach is part of a broader trend towards personalized therapeutics based on first identifying the underlying cause of a disease afflicting specific patient populations, applying rational drug design tools to create a therapeutic to inhibit a molecular target in the identified disease pathway and using a companion diagnostic to select the right patients for treatment. Because we are tailoring our personalized therapeutics for discrete patient populations with genetically defined cancers, we believe that many of our products may qualify for orphan drug designation in the United States, the European Union and other regions.

Key elements of our strategy to achieve our goal are to:

•	Rapidly Advance the Clinical Development of Our Two Lead Product Candidates. We are conducting a Phase 1 clinical trial of our most advanced product candidate, EPZ-5676, an inhibitor targeting the DOT1L HMT, being developed for the treatment of acute leukemias with genetic alterations of the MLL gene, referred to as MLL-r and MLL-PTD. We are also conducting a Phase 1/2 clinical trial of our second most advanced product candidate, EPZ-6438, an inhibitor targeting the EZH2 HMT, being developed for the treatment of a genetically defined subtype of non-Hodgkin lymphoma and solid tumors including INI1-deficient tumors such as synovial sarcoma and MRT. We have designed the Phase 1 clinical trial of EPZ-5676 and the Phase 1/2 clinical trial of EPZ-6438 to include some patients with the genetically defined cancer that we are seeking to treat. If we see evidence of a therapeutic effect in either of these trials, we plan to meet with regulatory authorities to discuss the possibility of an expedited clinical development and regulatory pathway for the applicable program. This approach is similar to the clinical development pathway that was used by the sponsor of the cancer therapeutic Zelboraf® which was included by the FDA in its 2011 report on Innovative Drug Approvals and which received marketing approval from the FDA within five years of initiating Phase 1 clinical trials. If safe and sufficiently active in the genetically defined population, we believe that our two lead product candidates may be able to rely on an expedited regulatory approval process because these product candidates have the potential to satisfy the requirements that applied to other genetically targeted cancer therapeutics as well as the FDA’s new breakthrough therapy designation, such as treating a life-threatening disease and providing a major advance in treatment. We cannot predict whether or when any of our product candidates will prove effective or safe in humans, if they will receive regulatory approval or if we will be able to participate in FDA expedited review and approval programs, including breakthrough and fast track designation.

•	Pursue Expansion Indications for our Two Lead Product Candidates. We apply our proprietary product platform to identify additional genetically defined cancers that may be treated with each of our product candidates beyond the initial indication of interest. MLL-PTD is an expansion indication for the EPZ-5676 product candidate that we identified internally. Similarly, we identified INI1-deficient tumors as potential expansion indications for EPZ-6438.

•	Leverage Collaborations. We have established therapeutic collaborations with Celgene, Eisai and GSK for our most advanced HMT programs. These collaborations provide us with significant funding for both our specific development programs and our product platform. They also provide us with access to the considerable scientific, development, regulatory and commercial capabilities of our collaborators. We believe that these collaborations contribute to our ability to rapidly advance our product candidates, build our product platform and concurrently progress a wide range of discovery and development programs. In the case of the Celgene and Eisai arrangements, we have retained commercialization or co-commercialization rights in the United States.

•	Establish Commercialization and Marketing Capabilities in the United States. We have retained commercialization or co-commercialization rights in the United States for all of our programs other than the three programs in our GSK collaboration. We plan to retain similar rights in connection with any future oncology collaborations. We intend to build a focused specialty sales force and marketing capabilities in the United States to commercialize any of our oncology drugs that receive regulatory approval.

•	Use Our Product Platform to Build a Pipeline of Proprietary HMT Inhibitors. There are 96 HMT enzymes in the HMTome. We have prioritized 20 of these HMTs based on their potential as attractive targets for personalized therapeutics. We are using our intellectual property, expertise and knowledge to create small molecule inhibitors of the 20 HMT targets that we have prioritized. We have invented novel, potent small molecule inhibitors for 15 of these 20 prioritized HMTs. We intend to advance multiple other product candidates into clinical trials.

•	Develop Companion Diagnostics for Use with Our Therapeutic Product Candidates. For many of our therapeutic product candidates, we plan to develop a companion diagnostic for the identification of patients with the genetically defined cancers that we seek to treat with our therapeutic product candidates. We believe that this approach may enable us to accelerate the clinical development and regulatory timelines for our therapeutic product candidates and, for any of our therapeutic product candidates that receive marketing approval, improve patient care by identifying patients who will benefit from the therapy. We intend to develop diagnostics based on currently available diagnostic technologies to the extent possible in order to minimize development and regulatory risk of our diagnostic programs. We are working with Abbott to develop a companion diagnostic for use with EPZ-5676 for MLL-r and with Roche and Eisai to develop a companion diagnostic for use with EPZ-6438 for non-Hodgkin lymphoma patients with EZH2 point mutations. Both of these companion diagnostics are based on currently available technologies.

Background

Cancer is a heterogeneous group of diseases characterized by uncontrolled cell division and growth. Cancerous cells that arise in the lymphatic system and bone marrow are referred to as hematological tumors. Cancer cells that arise in other tissues or organs are referred to as solid tumors. Researchers believe that exposure to some chemicals, viruses and various forms of radiation can cause genetic alterations that cause cancer. Genetic predispositions also can increase the risk of cancer in some people.

Cancer is the second leading cause of death in the United States, exceeded only by heart disease. The American Cancer Society estimated that in 2013 there would be approximately 1.6 million new cases of cancer and approximately 580,000 deaths from cancer in the United States.

The most common methods of treating patients with cancer are surgery, radiation and drug therapy. A cancer patient often receives treatment with a combination of these methods. Surgery and radiation therapy are particularly effective in patients in whom the disease is localized. Physicians generally use systemic drug therapies in situations in which the cancer has spread beyond the primary site or cannot otherwise be treated through surgery. The goal of drug therapy is to damage and kill cancer cells or to interfere with the molecular and cellular processes that control the development, growth and survival of cancer cells. In many cases, drug therapy entails the administration of several different drugs in combination. Over the past several decades, drug therapy has evolved from non-specific drugs that kill both healthy and cancerous cells, to drugs that target specific molecular pathways involved in cancer and more recently to therapeutics that target the specific oncogenic “drivers” of cancer.

Cytotoxic Chemotherapies. The earliest approach to pharmacological cancer treatment was to develop drugs, referred to as cytotoxic drugs, that kill rapidly proliferating cancer cells through non-specific mechanisms, such as disrupting cell metabolism or causing damage to cellular components required for survival and rapid growth. These drugs include Cytosar-U® and Efudex®. While these drugs have been effective in the treatment of some cancers, many unmet medical needs for the treatment of cancer remain. Also, cytotoxic drug therapies act in an indiscriminate manner, killing healthy as well as cancerous cells. Due to their mechanism of action, many cytotoxic drugs have a narrow dose range above which the toxicity causes unacceptable or even fatal levels of damage and below which the drugs are not effective in eradicating cancer cells.

Targeted Therapies. The next approach to pharmacological cancer treatment was to develop drugs, referred to as targeted therapeutics, that target specific biological molecules in the human body that play a role in rapid cell growth and the spread of cancer. Targeted therapeutics include vascular disruptors, also referred to as angiogenesis inhibitors, that prevent the formation of new blood vessels and restrict a tumor’s blood supply. Marketed vascular disruptors include Avastin® and Zaltrap®. Other targeted therapies, such as Sutent® and Nexavar®, affect cellular signaling pathways that are critical for the growth of cancer. While these drugs have been effective in the treatment of some cancers, most of them do not address the underlying cause of the disease. These drugs focus on processes that help the cancer cell survive, but not the oncogenes that are the drivers or cause of the cancer itself.

Oncogenic Therapies. A more recent approach to pharmacological cancer treatment is to develop drugs that affect the drivers that cause uncontrolled growth of cancer cells because of a specific genetic alteration. In some cases, these agents were identified as therapeutics without knowledge of the underlying genetic change causing the disease. To date, the shortcoming of this approach has been that it is not systematic, but instead often follows a conventional trial and error approach to drug discovery. In this approach, clinical development involves the treatment of large populations from which a defined subpopulation that responds to treatment is identified. As a result, this approach can be time-consuming and costly, with success often uncertain.

The Epizyme Approach

We are discovering and developing HMT inhibitors as personalized therapeutics for patients with genetically defined cancers. We are applying our approach to the HMTome, with a focus on the 20 HMTs that we believe have strong evidence of being oncogenic.

Background of Epigenetics. Epigenetics is a regulatory system that controls gene expression without altering the makeup of the genes themselves. Genes are composed of DNA. When properly read and translated, genes provide the blueprint for making individual proteins of the body. Epigenetic control of gene expression relies on a well-orchestrated collection of enzymes to perform precisely timed and located chemical reactions. When the function of these epigenetic enzymes is altered, the program of gene expression is changed in ways that often leads to disease.

Like thread wrapped around a spool, the DNA of chromosomes is packed into cell nuclei by wrapping around groups of proteins called histones, together forming packages of combined DNA and histone units known as nucleosomes. How tightly packed the nucleosomes are determines how easily individual genes on the DNA may be expressed. The tightness of the packing is controlled by the placement of small chemical groups—acetyl groups, methyl groups and others—onto specific sites in the DNA and the histone proteins by particular epigenetic enzymes. Where, when and how many of these small chemical groups are deposited determines which genes in a cell are turned “on” or “off” at any particular time.

Cancer and HMTs. The HMT class of enzymes is particularly attractive for drug therapy for several reasons. First, there are a large number of HMTs in humans—96 in total—because these enzymes are needed to conduct all of the methylation reactions at distinct locations within the histones. As a result, this class provides a large number of potential drug targets. Second, because HMTs regulate gene expression in a precise fashion, they provide the potential for creation of an inhibitor that can have a desired biological effect. Third, genome discovery efforts have demonstrated that the activity of many of the HMTs is changed due to genetic alterations in cancers in such a way as to make the individual cancers strongly dependent on the enzyme activity of specific HMTs, thereby potentially improving the likelihood that an inhibitor will have a therapeutic effect.

While HMTs are a particularly attractive target class of enzymes for drug therapy, in our experience it requires significant effort and scientific knowledge to successfully pursue drug development programs directed at these targets. Key steps in these programs include:

•	screening cancer genome sequences specifically to identify alterations in HMTs;

•	defining an oncogenic hypothesis for the affected HMT;

•	developing assays to test the oncogenic hypothesis; and

•	creating and optimizing drug-like molecules to inhibit the selected HMT.

The Epizyme Product Platform

When Epizyme was founded, we recognized that the HMT target class might contain many potential oncogenes and, therefore, presented the opportunity to create, develop and commercialize multiple personalized therapeutics. To realize this potential opportunity, we created and continue to expand and enhance our proprietary product platform. Our product platform includes intellectual property, know-how, expertise, proprietary biological information, biochemical assays, a library of novel HMT inhibitors and crystal structures of HMT enzymes bound with our small molecules. We have used, and continue to apply, our product platform to:

•	define the HMTome;

•	determine the roles of HMTs as oncogenes;

•	identify potent and selective small molecule inhibitors of prioritized HMTs;

•	optimize those small molecules as potential drug candidates; and

•	develop companion diagnostics with our collaborators for use with our therapeutic product candidates.

We invented EPZ-5676 and EPZ-6438, our two lead product candidates, and our pipeline of preclinical drug candidates using our proprietary product platform.

Define the HMTome. We defined the HMTome and published our findings in Chemical Biology & Drug Design in August 2011. The HMTome represents an unusually large target class, and therefore presents a broad opportunity to identify therapeutic applications.

Determine HMT Oncogenicity. After comprehensively defining the HMTome, we applied a rigorous analysis to prioritize 20 of the 96 HMTs for our drug discovery programs. Specifically:

•	We generated hypotheses as to the oncogenic nature of particular HMTs based on our proprietary experimental data as well as public databases, such as The Cancer Genome Atlas, a project to catalogue genetic mutations responsible for cancer supervised by the National Cancer Institute and the National Human Genome Research Institute. We published our findings regarding our hypotheses as to the oncogenic nature of particular HMTs in Oncogene in February 2013.

•	We designed and created proprietary in vitro biochemical and cellular assays to confirm the enzymatic function and oncogenic mechanism of various HMTs. For example, using these assays, we discovered the oncogenic role in a genetically defined subtype of non-Hodgkin lymphoma played by a point mutation in EZH2. A point mutation is a type of genetic alteration in which a single nucleotide base in a gene is substituted, added or deleted. This discovery formed the basis of our program in which we identified EPZ-6438. Our research on the EZH2 point mutation was published in the Proceedings of the National Academy of Sciences in December 2010.

•	Similarly, in in vitro preclinical studies conducted by us, EPZ-6438 induced apoptotic cell death and, in preclinical animal models conducted by us, EPZ-6438 caused dose-dependent regression of malignant rhabdoid tumors and prevention of tumor regrowth after dosing cessation. Our research on tumor regressions in genetically altered malignant rhabdoid tumors by inhibition of EZH2 was published in the Proceedings of the National Academy of Sciences in April 2013.

•	We identified the patient populations with the oncogenic HMTs to determine that we were pursuing areas of significant unmet medical need.

Identify Potent and Selective Small Molecule Inhibitors. We then screened for potent and selective inhibitors that have the potential to be novel, safe and effective pharmaceuticals. Specifically:

•	We have designed and built proprietary biochemical assays that we use to screen for potent and selective inhibitors of the prioritized HMTs. We refer to these assays together as our HMTome cross screen. Our HMTome cross screen includes our 20 high priority HMTs. We have also included a number of other HMTs to determine whether the compounds that we screen bind selectively with the HMT of interest and not with any other HMT.

•	We have created more than 300 proprietary crystal structures of enzymes bound with HMT inhibitors. We use these structures to guide our efforts to select HMT inhibitors that we believe have the potential to be developed into safe and effective pharmaceuticals and to optimize these inhibitors through medicinal chemistry efforts.

Optimize Small Molecule Compounds. We have created a proprietary library of more than 22,000 compounds in 22 distinct chemical series. Within these 22 distinct series, there are examples of multiple modes of inhibition of HMTs, thereby increasing the likelihood of their binding to a target HMT in a manner that may have a pharmaceutical effect. We have further optimized many of these small molecule compounds to have drug-like properties, including the ability to be absorbed and maintained at blood levels necessary to treat cancers. Many of these compounds are highly selective for specific HMTs.

Develop Companion Diagnostics. An important element of our personalized approach to cancer treatment is to develop a companion diagnostic for use with each therapeutic product candidate. We are working with collaborators to develop these companion diagnostics, applying our knowledge about the target HMT and using currently available diagnostic technologies to the extent possible in order to minimize development and regulatory risk of our diagnostic programs. We believe that this approach will help us to access the best technology for each program and control diagnostic development costs. We intend to use the companion diagnostic to identify patients for our clinical trials who have the genetically defined disease that we are seeking to treat with our therapeutic product candidates. We believe that including these patients may increase the likelihood that we will see early evidence of a therapeutic effect in our trials.

We believe that our product platform provides us with an important competitive advantage in identifying oncogenic HMTs and creating personalized therapeutics to treat the genetically defined cancers caused by these HMTs.

Product Pipeline

The following table summarizes key information about our two most advanced product candidates:

Product Candidate	Genetically Defined Populations (Genetic Alteration)	Stage of Development	Commercial Rights	Diagnostic Collaborator

EPZ-5676 (DOT1L inhibitor)	Acute leukemias with alterations in the MLL gene	Phase 1 clinical trial ongoing	Epizyme: United States Celgene: Rest of world	Abbott (MLL-r)

	• MLL-r subtype of acute myeloid leukemia, or AML, and acute lymphoblastic leukemia, or ALL, in adult patients (Chromosomal translocation involving the MLL gene)	• Dose escalation stage fully enrolled in MLL-r adult patient trial

	• MLL partial tandem duplication, or MLL-PTD, subtype of AML in adult patients (Partial tandem duplication of the MLL gene)	• MLL-r / MLL-PTD only adult expansion stage enrolling

	• MLL-r in pediatric patients (Chromosomal translocation involving the MLL gene)	Phase 1b MLL-r pediatric patient trial expected to initiate in 2014

EPZ-6438 (EZH2 inhibitor)	Non-Hodgkin lymphoma (Point mutations in EZH2)	Phase 1/2 clinical trial ongoing	Eisai: Worldwide rights, subject to Epizyme’s opt-in on 50.0% of United States rights	Roche (Non-Hodgkin lymphoma with EZH2 point mutations)

	Other solid tumors including INI1-deficient tumors, such as synovial sarcoma and MRT	• Phase 1 dose escalation enrolling

• Phase 2 trial for non-Hodgkin lymphoma patients with point mutations in EZH2 expected to initiate in 2014 pending our review of data from the Phase 1 dose escalation trial

Phase 2 trial for synovial sarcoma patients expected to initiate in 2014 pending our review of data from the Phase 1 dose escalation trial

In addition to the therapeutic programs listed above, we are working with GSK on three specified HMT inhibitors that are in preclinical development and for which GSK holds commercial rights. We also have active drug discovery programs for other HMTs that we consider to be priority targets.

EPZ-5676—DOT1L Inhibitor

Overview. We are developing EPZ-5676 as an intravenously administered small molecule inhibitor of DOT1L for the treatment of acute leukemias with alterations in the MLL gene, specifically rearrangements of MLL as a consequence of chromosomal translocation, referred to as MLL-r, and partial tandem duplications of the MLL gene, referred to as MLL-PTD. We invented EPZ-5676 using our proprietary product platform. We initiated a Phase 1 clinical trial of this product candidate in September 2012. The dose escalation stage of this trial includes patients with advanced hematologic malignancies, including some patients with alterations involving the MLL gene. The dose escalation stage was fully enrolled as of December 31, 2013, and, in December 2013, we began enrolling patients in the expansion stage of this ongoing Phase 1 trial. This stage will only include patients with MLL-r or MLL-PTD, while continuing to allow for dose escalation. We also plan to initiate a Phase 1b trial of EPZ-5676 in pediatric patients with MLL-r in 2014.

We retain all U.S. rights to EPZ-5676. We have granted Celgene an exclusive license to EPZ-5676 outside of the United States. We are working with Abbott to develop a companion diagnostic to identify patients with the MLL-r genetic alteration for this program and plan to seek to enter into a similar collaboration for the development of a companion diagnostic to identify patients with the MLL-PTD genetic alteration.

In August 2013, we were granted orphan drug designation for EPZ-5676 for the treatment of AML and ALL by the FDA, and in January 2014, the European Commission granted orphan drug designation for EPZ-5676 for the treatment of AML and ALL.

Background on DOT1L Cancers. DOT1L is an HMT that can become oncogenic and cause certain genetically defined subtypes of acute leukemia, such as MLL-r and MLL-PTD.

MLL-r. MLL-r is an aggressive, genetically defined subtype of two of the most common forms of acute leukemia, ALL and AML. In an article in the journal Blood in December 2002, the authors estimated that the five-year overall survival rate for adult patients with the MLL-r subtype of AML ranges from approximately 5 to 24%. In an article from 2004 in the New England Journal of Medicine, the authors estimated that the five-year event free survival rate in pediatric patients with the most common MLL-r subtype of ALL is approximately 27%. In a report that we commissioned, Clarion Healthcare, LLC, or Clarion Healthcare, estimated that the total annual incidence of MLL-r in all patients in the major pharmaceutical markets is approximately 4,900 patients. Patients with MLL-r are routinely diagnosed using existing technologies that are commonly used in clinical settings. As a result, there is high awareness of MLL-r among oncologists. The disease predominantly occurs in two different age ranges, an adult population and an infant/pediatric population. While they share a common genetic alteration, the adult disease is frequently a secondary leukemia resulting from prior chemotherapy for a different, unrelated cancer and the childhood disease is of unknown origin. MLL-r is caused by a chromosomal translocation involving the MLL gene. The translocation results in DOT1L being recruited to a specific place in the chromosome where it would not normally be present. As a result, DOT1L causes inappropriate methylation at this location, which results in the increased expression of genes involved in causing leukemia.

There are no approved therapies specifically indicated for MLL-r. Physicians treat this hematological cancer with therapies approved for other acute leukemias. Patients with AML and ALL typically are treated with intensive multi-agent chemotherapy and high risk patients with ALL and AML who enter remission and have a matched donor often receive an allogeneic stem cell transplant. However, some patients, especially those who are older, are too fragile for any of these treatments and, as a result, remain untreated.

MLL-PTD. MLL-PTD is an aggressive, genetically defined subtype of the most common form of adult leukemia, AML, caused by a partial tandem duplication in the MLL gene. MLL-PTD patients are considered to have adverse cytogenetics, a characterization of their prognostic outcome, and as a group have a worse-than-average remission duration compared with adults with AML lacking the MLL-PTD alteration. In a report that we commissioned, Clarion Healthcare estimated that the total annual incidence of MLL-PTD in all patients in the major pharmaceutical markets is approximately 2,300 patients.

There are no approved therapies specifically indicated for MLL-PTD. Physicians treat this hematological cancer with therapies approved for other acute leukemias. Patients with AML typically are treated with intensive multi-agent chemotherapy and high risk patients with AML who enter remission and have a matched donor often receive an allogeneic stem cell transplant. However, some patients, especially those who are older, are too fragile for any of these treatments and, as a result, remain untreated.

Phase 1 Clinical Trial. Our Phase 1 clinical trial of EPZ-5676 is an open label, multicenter trial that has two stages. The first stage is a dose escalation stage in patients with advanced hematologic malignancies, including some MLL-r patients. The dose escalation stage was completely enrolled as of December 31, 2013. The second stage is an expansion stage that is only enrolling MLL-r and MLL-PTD patients. The expansion stage began enrolling in December 2013 with a dose and administration schedule based on the initial findings from the dose escalation stage. This trial has a starting dose at 90 mg/m2/day and also allows for dose escalation. We are currently conducting this trial at six sites in the United States. We plan to add more sites and expect to have as many as 12 sites participating in the expansion stage of this trial, including sites in the United States and the European Union.

The primary objectives of the trial are to evaluate the safety and tolerability of EPZ-5676 and to determine its maximum tolerated dose. Secondary objectives of this trial are to:

•	determine the process by which EPZ-5676 is distributed and metabolized in the body, which is referred to as pharmacokinetics;

•	assess the biochemical and physiological effects of EPZ-5676 on the human body, which is referred to as pharmacodynamics, including methylation in peripheral blood mononuclear cells and leukemia cells; and

•	evaluate any early evidence of anti-tumor activity in patients with MLL-r.

Dose Escalation Stage. The dose escalation stage of the Phase 1 trial began enrolling patients in September 2012 and completed enrolling patients in the fifth and final dose cohort in December 2013. We have not reported results for the fifth dose cohort, which is ongoing, and plan to do so as part of a full Phase 1 data disclosure planned for 2014. Under the dose escalation protocol, patients in the trial received EPZ-5676 on a 21-day on drug, 7-day off drug schedule via continuous intravenous administration. A total of five dose cohorts were enrolled at dose levels of 12, 24, 36, 54, or 80 mg/m2/day with a total of 19 patients enrolled. This dose escalation stage allowed for, but did not require, the enrollment of patients with the targeted MLL genetic alterations, MLL-r and MLL-PTD. The majority of patients had a diagnosis of AML. Other diagnoses included ALL and chronic myelomonocytic leukemia, or CMML. This patient population was heavily pre-treated. Through the first four cohorts, the average number of prior treatments was four per patient, and six of the patients were in relapse after undergoing an allogeneic stem cell transplantation. In December 2013, two patients in the fourth dose cohort of the ongoing Phase 1 trial had objective responses. These patients had demonstrated treatment-related effects and were switched from the original intravenous administration schedule to an uninterrupted intravenous administration schedule. One of these patients was diagnosed with AML with an MLL-r translocation. The other patient was diagnosed with CMML with an MLL-r translocation.

Based on the trial results to date, EPZ-5676 has demonstrated a favorable safety and tolerability profile. Specifically, no dose-limiting toxicities, drug-related trial discontinuations, or serious adverse events considered by the clinical site investigators to be related to EPZ-5676 have been reported. This may indicate that we have not yet dosed at either the minimum effective dose or the maximum tolerated dose, which is the basis for the continuation of dose escalation in the expansion stage. Leukocytosis, an elevated white blood cell count, has been observed in some patients and is considered treatment-related but is consistent with the therapeutic mechanism of action of EPZ-5676 and is not considered an adverse event.

The pharmacokinetic profile of EPZ-5676 shows that, through the fourth cohort of the trial, steady-state exposure levels of EPZ-5676 have been dose-proportional. Steady-state exposure variability has been modest at two to two-and-a-half fold, with the exception of a single high-exposure outlier in the third dose cohort.

The pharmacodynamic effects of EPZ-5676 on DOT1L target inhibition, measured by methyl mark inhibition of the DOT1L target, H3K79, in peripheral blood mononuclear cells, have been informative. First, at doses greater than or equal to 36 mg/m2, methyl mark reduction has been consistently observed. Secondly, on average in the third and fourth dose cohorts, the kinetics of methyl mark inhibition demonstrated declining levels of methyl mark over time throughout the 21-day treatment course, with a recovery of methyl mark approaching approximately 80% of baseline levels after the 7-day off-drug period. Based on these findings, we believe that an uninterrupted administration schedule of EPZ-5676 may be required to maximize target inhibition. The safety profile seen to date also supports this uninterrupted schedule of administration. We are using the uninterrupted schedule of administration in the MLL-r/MLL-PTD only expansion stage of the trial that began enrolling patients in December 2013.

During the dose escalation stage of the trial, in addition to the two objective responses, we observed treatment effects of EPZ-5676 in some other patients with MLL-r in the trial, such as treatment-related leukocytosis, cellular differentiation and maturation in blood and bone marrow and resolution of leukemia-related symptoms such as cachexia, fevers, and leukemia cutis that are consistent with anti-leukemic effects in MLL-r patients. Consistent with the genetically defined therapeutic mechanism of action of EPZ-5676, no treatment effects were seen in the non-MLL-r patients.

Expansion Stage. Based on the findings to date from the dose escalation stage of the ongoing Phase 1 trial, we began enrolling the MLL-r/MLL-PTD expansion stage in December 2013. This stage of the trial will only enroll MLL-r and MLL-PTD patients and is designed to provide an initial assessment of efficacy, or proof-of-concept, in two distinct patient populations. We plan to enroll 15 to 20 MLL-r patients and 15 to 20 MLL-PTD patients. These patients will receive EPZ-5676 with uninterrupted intravenous administration. This trial has a starting dose at 90 mg/m2/day and also allows for dose escalation as warranted. We plan to provide data from the Phase 1 clinical trial, including from the dose escalation stage and the MLL-r/MLL-PTD expansion stage, in 2014.

It is important to note that the objective responses and treatment effects that were observed in the dose escalation stage were experienced by only some of the MLL-r patients enrolled in the trial, were observed in an open-label setting and might not be experienced by other patients treated with EPZ-5676. Additionally, the disease did progress in some of these MLL-r patients, as well as other MLL-r patients, enrolled in the dose escalation stage. This Phase 1 trial is not powered to show results with statistical significance. Statistical significance means that an effect is unlikely to have occurred by chance. Clinical trial results are considered statistically significant when the probability of the results occurring by chance, rather than from the efficacy of the drug candidate, is sufficiently low. Since the trial is not powered to show results with statistical significance, the results from the trial may be attributable to chance and not the clinical efficacy of EPZ-5676. This trial design is typical of Phase 1 and some Phase 2 clinical trials, the principal purpose of which is to provide the basis for the design of larger, definitive trials that are powered by the addition of more patients to potentially show statistical significance. We plan to design any later stage trials that are intended to support marketing approval applications to show statistical significance. We would do so by enrolling a larger number of patients based on the clinical data observed in earlier trials.

MLL-r Pediatric Trial. We believe that the data from the dose escalation trial in adults supports the initiation of a Phase 1b clinical trial of EPZ-5676 in pediatric patients in 2014. This clinical trial will be restricted to pediatric patients with MLL-r acute leukemia and will be similar in design to the adult trial, with a dose escalation stage and an expansion stage that we would expect to provide an initial assessment of clinical efficacy, or proof-of-concept. Patients in this trial will receive uninterrupted administration of EPZ-5676.

Preclinical Studies. Based on a comprehensive program of preclinical testing of EPZ-5676, including several in vitro analyses and in vivo xenograft studies, we concluded that EPZ-5676 had exhibited appropriate pharmaceutical potential to advance it into clinical development. Key findings from this preclinical program included the following:

•

In cell lines that include the MLL-r gene alteration, EPZ-5676 inhibited the methylation caused by DOT1L activity in a concentration dependent manner. In these in vitro experiments, EPZ-5676 acted in a highly selective manner, inhibiting only the targeted DOT1L-associated methylation and no other histone methyl marks. In addition, in these cell lines, EPZ-5676 inhibited proliferation and killed cells containing the MLL-r genetic alteration, but had minimal effect on cells without this alteration.

•	We treated nude rat xenograft models in which human MLL-r cells were implanted subcutaneously and allowed to establish tumors. We administered EPZ-5676 to these rats in three dose levels for 21 days by continuous intravenous infusion. Each dose group consisted of ten animals. Dose 1 was 35 mg/kg per day; dose 2 was 70 mg/kg per day; and dose 3 was the delivery vehicle alone, with no EPZ-5676, designed to create a baseline against which the other doses could be compared. In comparison with animals receiving only the vehicle, the 35 mg/kg per day treated group displayed significant tumor growth inhibition, resulting in tumor stasis in seven of the ten animals that continued for up to seven days past the discontinuation of drug treatment. At the higher dose of 70 mg/kg per day, tumors in nine of the ten animals were reduced to undetectable volumes by the end of the 21 day treatment period. In addition, no tumor regrowth was observed in eight of these nine animals through the end of the study, which was 32 days after the end of the treatment period. These results are illustrated in the graph below.

Median Tumor Volume

•	Data that we presented at the AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics in Boston in October 2013 showed that in the preclinical studies presented, MLL-PTD cell lines, like MLL-r cell lines, were sensitive to DOT1L inhibition. MLL-PTD leukemia cells showed aberrant gene expression patterns involving leukemogenic genes similar to those observed in MLL-r leukemia cells. When treated with a DOT1L inhibitor, MLL-PTD cells lines also similarly underwent programmed cell death, or apoptosis.

Companion Diagnostic. While commercially available diagnostics are commonly used by clinicians to identify and diagnose MLL-r patients, it is possible that regulatory authorities will require that we develop and have approved a companion in vitro diagnostic for use with EPZ-5676. To address this potential requirement, we have entered into an agreement with Abbott for the development of a diagnostic for use with EPZ-5676 which is similar to the type of diagnostic that is used to test for the HER2 gene in connection with the use of the breast cancer drug Herceptin. Under this agreement, Abbott will have the right to commercialize the diagnostic. We anticipate that Abbott and we will coordinate our marketing and sales activities for EPZ-5676 for MLL-r patients and the companion diagnostic.

The MLL-PTD genetic alteration is not currently identified as part of standard diagnostic care, and we may seek to collaborate with an established diagnostics company to create a companion diagnostic for this potential indication. Some leading oncology hospitals do currently identify MLL-PTD patients. We believe that we will be able to identify and enroll MLL-PTD patients for our ongoing Phase 1 trial prior to developing a companion diagnostic.

EPZ-6438—EZH2 Inhibitor

Overview. We are developing EPZ-6438 as an orally available small molecule inhibitor of EZH2 for the treatment of non-Hodgkin lymphoma patients who have an oncogenic point mutation in EZH2 and for the treatment of certain INI1-deficient solid tumors, such as synovial sarcoma, a soft tissue sarcoma, and malignant rhabdoid tumor, a pediatric cancer. In June 2013, Eisai and we initiated a Phase 1/2 clinical trial of EPZ-6438. This trial is currently enrolling patients with advanced solid tumors or with relapsed or refractory B cell lymphoma to the Phase 1 dose escalation trial at clinical sites in France. The current design for the Phase 2 clinical trial is focused on the evaluation of EPZ-6438 for the treatment of non-Hodgkin lymphoma patients with a point mutation in EZH2. Subject to enrolling patients on our planned schedule, we expect to announce top-line results from the Phase 1 trial in 2014. Pending our review of the data from the Phase 1 trial, we expect to initiate the Phase 2 trial in 2014. The Phase 2 trial is currently planned to only enroll patients with a point mutation in EZH2. In addition, pending our review of the data from the Phase 1 trial, we plan to initiate a Phase 2 trial of EPZ-6438 for the treatment of synovial sarcoma in 2014. These two Phase 2 trials are intended to provide an initial assessment of efficacy, or proof-of-concept, in the two genetically defined cancers that we currently seek to treat with EPZ-6438.

We have granted Eisai a worldwide license to EPZ-6438, which Eisai refers to as E7438, subject to our right to opt in to a 50/50 co-development, co-commercialization and profit-share arrangement with Eisai in the United States prior to the initiation of a registration trial. We are working with Roche and Eisai to develop a companion diagnostic to identify patients with a point mutation of EZH2.

Background on EZH2 Cancers. EZH2 is an HMT that can become oncogenic and cause non-Hodgkin lymphoma and a variety of other solid tumors, such as synovial sarcoma and malignant rhabdoid tumors. As a result, EZH2 has become an important target of oncological drug research.

Non-Hodgkin Lymphoma. In an article in The New England Journal of Medicine in December 1995, the authors estimated that patients with relapsed or refractory non-Hodgkin lymphoma who are not eligible for a stem cell transplant have a five-year overall survival rate ranging from approximately 10 to 15%. Two types of non-Hodgkin lymphoma, diffuse large B-cell lymphoma of germinal-center origin, or DLBCL, and follicular lymphoma, or FL, are particularly associated with oncogenic EZH2 mutations. In a report that we commissioned, Clarion Healthcare estimated that the annual incidence rate in the major markets of DLBCL is approximately 24,000 patients and the annual incidence rate of FL in the major markets is approximately 30,000 patients. Clarion Healthcare further estimated that approximately 12,000 of these patients, approximately 5,400 with DLBCL and approximately 6,600 with FL, carry the EZH2 oncogenic point mutation. Many patients with DLBCL and FL survive beyond the year in which they are diagnosed. Accordingly, we believe that the prevalence of DLBCL and FL in the major pharmaceutical markets is significantly higher than the annual incidence of 54,000 patients. Because some of these patients carry an EZH2 oncogenic point mutation, they comprise part of the potential market for EPZ-6438.

There are no therapies approved specifically for the treatment of cancer associated with an EZH2 point mutation. The most common treatments for both DLBCL and FL are multi-agent chemotherapy, usually combined with Rituxan®. Some patients with DLBCL are treated with an allogeneic stem cell transplant. A number of other widely used anti-cancer agents have broad labels that include non-Hodgkin lymphoma. While these therapies have enjoyed meaningful success in treating non-Hodgkin lymphoma, there remains an unmet medical need in patients with relapsed or refractory disease.

INI1-Deficient Tumors. INI1 is a regulatory complex that opposes the enzymatic function of EZH2. Due to a variety of genetic alterations, INI1 can lose its regulatory function. As a result, EZH2 activity is misregulated, causing EZH2 to play a driving, oncogenic role in a set of genetically defined cancers that include synovial sarcomas and malignant rhabdoid tumors. In a report that we commissioned, Clarion Healthcare estimated that the total annual incidence of synovial sarcoma patients in the major pharmaceutical markets is approximately 1,700 patients and other INI1-deficient tumors have an estimated annual incidence of 700 patients.

•	Synovial Sarcoma. Synovial sarcoma is one of the most common soft tissue tumors in adolescents and young patients, with approximately one in three cases occurring in the first two decades of life. Mean age of patients at diagnosis is approximately 30 years. Current treatment consists of wide surgical resection, radiotherapy, and chemotherapy. In an article in the journal Annals of Oncology in January 2011, the authors estimate that long-term prognosis is poor due to late local recurrence, seen in 47% of patients, and distant metastases, seen in 50-70% of cases. Overall survival is 38.7% and 15-year survival is 46%.

•	Malignant Rhabdoid Tumors. Malignant rhabdoid tumors, or MRT, are a rare and deadly form of childhood cancer that is caused by a specific genetic alteration that is associated with the absence of the tumor suppression gene INI1. MRT typically presents either in the kidney or brain and in children less than two years of age. Current treatment consists of intensive chemotherapy and radiation therapy. In an article in the journal Pediatric Blood & Cancer in December 2011, the authors estimated that patients with MRT have event-free survival rates of less than 20% in both kidney and brain presentations. Moreover, there is considerable treatment-related morbidity in those few patients who achieve a durable remission, particularly in those who receive cranial irradiation as part of therapy.

Phase 1/2 Clinical Trial. We and Eisai are conducting the Phase 1/2 clinical trial of EPZ-6438 in two parts. The Phase 1 clinical trial is an open label dose escalation trial. The Phase 2 clinical trial will be conducted in two stages. In the first stage, all patients will be dosed at the maximum tolerated dose as determined in the Phase 1 clinical trial. Depending upon the number of responses observed in the first stage of the Phase 2 part of this clinical trial, we may initiate a second stage in which patients will be randomized in a 2:1 manner to receive either EPZ-6438 or the existing standard of care treatment. Both the Phase 1 and Phase 2 clinical trials provide for the assessment of the safety and tolerability and pharmacokinetics of EPZ-6438 and include various exploratory objectives.

The primary objective of the Phase 1 clinical trial is to evaluate the safety and tolerability of EPZ-6438 and to determine its maximum tolerated dose when administered as a single agent twice daily in 28-day cycles in patients with advanced solid tumors or with relapsed or refractory B cell lymphoma. Subject to enrolling patients on our planned schedule, we expect to announce top-line results from the Phase 1 clinical trial in 2014.

Secondary objectives of the Phase 1 clinical trial are to:

•	determine the oral bioavailability, meaning the fraction of an orally administered drug that reaches systemic circulation, of EPZ-6438;

•	determine the potential for drug/drug interactions with EPZ-6438;

•	preliminarily assess activity of EPZ-6438; and

•	evaluate early evidence of anti-tumor activity in patients with an EZH2 point mutation.

The primary objective of the Phase 2 clinical trial will be to assess the objective response rate of EPZ-6438 in patients who have confirmed relapsed or refractory DLBCL or FL and an EZH2 point mutation. The secondary objective of the Phase 2 clinical trial will be to assess progression-free survival, disease control rate and the clinical benefit rate of EPZ-6438 as a single agent.

Pending our review of the data from the Phase 1 trial, we plan to initiate a Phase 2 trial of EPZ-6438 for the treatment of synovial sarcoma in 2014. This trial will only enroll synovial sarcoma patients and is currently designed to provide an initial assessment of efficacy, or proof-of-concept, in this patient population.

The planned Phase 1/2 clinical trial is not powered to show results with statistical significance. We plan to design any later stage trials that are intended to support marketing approval applications to show statistical significance. We would do so by enrolling a larger number of patients based on the clinical data observed in earlier trials.

Preclinical Studies — Non-Hodgkin Lymphoma. Based on a comprehensive program of preclinical testing of EPZ-6438, including several in vitro analyses and in vivo xenograft studies, we concluded that EPZ-6438 had exhibited appropriate pharmaceutical potential to advance it into clinical development for the treatment of non-Hodgkin lymphoma. Key findings from this preclinical program included the following:

•	In non-Hodgkin lymphoma cell lines that bear a point mutation in EZH2, EPZ-6438 inhibited the methylation associated with EZH2 activity in a concentration dependent manner. In these in vitro experiments, EPZ-6438 acted in a highly selective manner, inhibiting only the targeted EZH2-associated methylation and no other histone methyl marks. In addition, in these cell lines EPZ-6438 inhibited proliferation and killed cells containing the oncogenic EZH2 mutations but did not affect cells that did not contain these mutations.

•	We treated mouse xenograft models in which human EZH2 mutant-bearing non-Hodgkin lymphoma cells were implanted subcutaneously and allowed to establish tumors. Each dose group consisted of nine animals. We administered EPZ-6438 twice daily to these mice at four dose levels for 28 days by oral administration. Dose 1 was 80.5 mg/kg per dose; dose 2 was 161 mg/kg per dose; dose 3 was 322 mg/kg per dose; and dose 4 was the vehicle alone, with no EPZ-6438. In comparison with animals receiving only the vehicle, the 80.5 mg/kg treated group displayed significant tumor growth inhibition. In the 161 and 322 mg/kg treatment groups, tumors in all animals were reduced to undetectable volumes by the end of the 28 day treatment period, at which point the study ended. The results are illustrated in the graph below.

Median Tumor Volume

•

In a separate test, we studied the durability of drug efficacy. Mice were again treated twice daily either with the vehicle or with EPZ-6438 at the 322 mg/kg dose for 28 days. We measured tumor volume during this 28 day treatment period and for an additional 63 days beyond the treatment period, at which point the study ended. As in the first study, tumors in all animals in the 322 mg/kg treatment group were reduced to undetectable volumes by the end of the 28 day treatment period. No regrowth of tumor was observed in any of the treated animals through the end of the study, which was 91 days.

Preclinical Studies — INI1-Deficient Tumors. INI1 is a critical component of a protein complex known as SWI/SNF, that regulates EZH2 function. A variety of genetic alterations cause this protein complex to lose its regulatory function. In these cases, EZH2 becomes misregulated and a driving oncogene in specific, identifiable cancers. Collectively, these cancers are called INI1-deficient tumors.

Synovial sarcoma is an INI1-deficient tumor of particular interest for treatment with an EZH2 inhibitor. All synovial sarcomas have a specific genetic alteration in the SWI/SNF complex referred to as a chromosomal translocation. This chromosomal translocation results in the loss of SWI/SNF’s regulatory function conferring sensitivity to EZH2 inhibitors. In a synovial sarcoma cell line that was confirmed to contain the specific chromosomal translocation product, treatment with the EZH2 inhibitor EPZ-6438 led to dose-dependent cell killing, similar to what we have observed in other cancer cell lines in which EZH2 plays an oncogenic role, such as MRT that is described below. In contrast, a control sarcoma cell line that lacked the specific chromosomal translocation and showed normal levels of INI1 was not sensitive to EPZ-6438 inhibition over the same range of doses. Pending our review of data from the ongoing Phase 1 trial of EPZ-6438, we plan to initiate a Phase 2 study in synovial sarcoma patients in 2014.

Similarly, EZH2 is oncogenic in 98% of MRT patients due to a specific genetic alteration referred to as an INI1 deletion that leads to a misregulated EZH2 activity. Key findings from our preclinical program included the following:

•	In in vitro studies of MRT cell lines with an INI1 deletion, EPZ-6438:

•	inhibited the methylation associated with EZH2 activity in a concentration dependent manner;

•	acted in a highly selective manner, inhibiting only the targeted EZH2-associated methylation and no other histone methyl marks; and

•	inhibited proliferation and killed cells containing the INI1 deletion but did not affect cells that did not contain the INI1 deletion.

•	In the in vivo preclinical animal model studies:

•	We treated mouse xenograft models in which human INI1-deleted MRT cells were implanted subcutaneously and allowed to establish tumors.

•	We administered EPZ-6438 twice daily to 16 mice at each of four dose levels for 21 days by oral administration. Dose 1 was 125 mg/kg per dose; dose 2 was 250 mg/kg per dose; dose 3 was 500 mg/kg per dose; and dose 4 was the vehicle alone, with no EPZ-6438.

•	Half of the mice in each group, or eight mice per group, were euthanized after 21 days of treatment so that tissue samples could be collected and analyzed for methyl mark changes. The other eight mice in each group continued to receive treatment for an additional seven days, for a total of 28 days of treatment.

•	In the 125 mg/kg treatment group, methyl mark levels were reduced by over 80% compared to the vehicle control group at day 21 with significant tumor growth inhibition in comparison to the animals receiving only the vehicle.

•	In the 250 and 500 mg/kg treatment groups, methyl mark levels were reduced by 90% or more compared to the vehicle control group at day 21, and tumors in all animals were reduced to volumes below the limits of detection by the end of the 28-day treatment period.

•	Mice in this study were kept alive until their tumors reached a volume of 2,000 cubic millimeters or until the end of the study, which was 32 days after the end of the dosing period. No regrowth of tumors was observed in any of the mice in the 250 and 500 mg/kg per dose treatment groups up to the end of the study.

Median Tumor Volume

We may also conduct clinical studies with EZH2 inhibitors for the treatment of MRT.

Companion Diagnostic. Eisai and we are working with Roche to develop an in vitro based diagnostic for use as a companion diagnostic with EPZ-6438 for non-Hodgkin lymphoma patients with EZH2 point mutations. The agreement with Roche calls for the development of a diagnostic to test for the presence of an oncogenic point mutation in EZH2. Under the agreement, Roche will have the right to commercialize the companion diagnostic with EPZ-6438. We anticipate that Roche, Eisai and we will coordinate our marketing and sales activities for EPZ-6438 and the companion diagnostic. We have not yet determined whether companion diagnostics will be necessary for the INI1-deficient tumors as the EZH2 sensitivity may be inherent in the clinical diagnosis for most of the patient population.

HMT Collaborations

We have entered into three strategic collaborations for our therapeutic programs. These therapeutic collaborations have provided us with $135.5 million in non-equity funding through December 31, 2013. In addition, as of December 31, 2013, we were entitled to receive an additional $33.7 million under these collaborations for milestone payments earned, research and development services revenue earned and global development co-funding. Our therapeutic collaborations also provide us with research funding and the potential for more than $1.0 billion of research, development, regulatory and sales-based milestone payments as well as royalties or profit sharing on net product sales. In addition, we have entered into collaborations to develop companion diagnostics with Abbott and Roche. Key terms of these five collaborations are summarized below.

Therapeutic Collaborations

Celgene

Overview. In April 2012, we entered into a collaboration and license agreement with Celgene to discover, develop and commercialize, in all countries other than the United States, small molecule HMT inhibitors targeting DOT1L and any other HMT targets from our product platform for patients with genetically defined cancers, excluding targets covered by our two other existing therapeutic collaborations, which we refer to as the available targets.

Under the terms of the agreement, we received a $65.0 million upfront payment and $25.0 million from the sale of our series C preferred stock to an affiliate of Celgene, of which $3.0 million was considered a premium and included as collaboration arrangement consideration for a total upfront payment of $68.0 million. In addition, we earned a $25.0 million clinical development milestone payment and recorded $1.9 million of global development co-funding during the year ended December 31, 2013. We are also eligible to earn up to $35.0 million in additional clinical development milestone payments and up to $100.0 million in regulatory milestone payments related to DOT1L. We are also eligible to earn up to $65.0 million in payments, including a combination of clinical development milestone payments and an option exercise fee, and up to $100.0 million in regulatory milestone payments for each available target as to which Celgene exercises its option during an initial option period ending in July 2015. Celgene has the right to extend the option period until July 2016 by making a significant option extension payment. As to DOT1L and each available target as to which Celgene may exercise its option, we retain all product rights in the United States and are eligible to receive royalties for each target at defined percentages ranging from the mid-single digits to the mid-teens on net product sales outside of the United States, subject to reductions in specified circumstances.

Under the agreement, we granted Celgene an exclusive license, for all countries other than the United States, to HMT inhibitors directed to DOT1L and an option, on a target-by-target basis, to exclusively license, for all countries of the world other than the United States, rights to HMT inhibitors directed to any other HMT targets during the option period, excluding targets covered by our other collaborations. During the option period specified in the agreement, which could extend until July 2016, Celgene has the right to exercise its option to non-U.S. rights to additional HMT targets other than DOT1L until the effectiveness of an IND for an HMT inhibitor directed to such additional HMT target. If Celgene does not exercise its option with respect to an additional HMT target during the applicable exercise period, we retain worldwide rights to HMT inhibitors directed to such target, other than HMT inhibitors that may be provided by Celgene if we were to agree to their introduction.

Research Obligations. We are primarily responsible for the research strategy under the collaboration. During the option period and, as to targets licensed by Celgene during the option period, until effectiveness of an IND for an HMT inhibitor directed to the applicable target if such an IND is not effective upon expiration of the option period, we are required to use commercially reasonable efforts to conduct platform discovery activities necessary to characterize and identify additional targets and HMT inhibitors directed to additional targets and targets licensed to Celgene. For the DOT1L target, we are obligated to conduct and solely fund development costs of the Phase 1 clinical trials for EPZ-5676, after which point Celgene and we will equally co-fund global development and each party will solely fund territory-specific development costs for its territory. For each other HMT target licensed to Celgene, we are obligated to conduct and solely fund research and development activities generally through the effectiveness of the first IND for an HMT inhibitor directed to such target, after which point Celgene and we will equally co-fund global development and each party will solely fund territory-specific development costs for its territory for such target. In 2013, we recorded cash and accounts receivable of $1.9 million related to non-Phase 1 global development costs subject to the co-funding provisions of this agreement. Co-funded amounts from Celgene are recorded as a reduction to research and development expense.

Governance. Our collaboration with Celgene is guided by joint research, development and commercialization committees. Subject to limitations specified in the agreement, if the applicable governance committee is not able to make a decision by consensus and the parties are not able to resolve the issue through escalation to specified senior executive officers of the parties, then as to licensed programs we generally have final decision-making authority over research and development matters prior to clinical proof-of-concept, Celgene generally has final decision-making authority over global development matters, including over global activities and related expenses that we are obligated to co-fund unless we exercise our opt-out right as to such licensed program, following clinical proof-of-concept. Each party has final decision-making authority over commercialization matters in its respective territory.

Opt-Out Right. On a licensed target-by-licensed target basis, we have the right, in our sole discretion, to opt-out of further participation in and co-funding of development, other than specified costs necessary to complete development activities in process at the time we exercise our opt-out right. We can exercise our opt-out right at specified times before the scheduled initiation of the first pivotal clinical trial or before the estimated date of filing of the first new drug application for an HMT inhibitor directed to the licensed target or any time after regulatory approval of an HMT inhibitor directed to the licensed target. Following an opt-out, we are no longer required to co-fund global development for the applicable program other than specified costs necessary to complete development activities in process at the time we exercise our opt-out right, and we are obligated to grant Celgene an exclusive license to HMT inhibitors directed to the applicable target in the United States. Following our opt-out, if any, we would be eligible to receive specified milestone payments and royalties based on net product sales in the United States of HMT inhibitors directed to the licensed target in the event that Celgene develops and commercializes a product in the United States, which Celgene is not obligated to do.

Exclusivity Restrictions. Subject to exceptions specified in the agreement, during the option period, we may not research, develop or commercialize HMT inhibitors directed to any additional target, other than pursuant to the agreement, and, following the option period, we may not research, develop or commercialize HMT inhibitors directed to any target licensed by Celgene, other than pursuant to the agreement.

Right of First Negotiation. In addition, we granted to Celgene a right of first negotiation with respect to business combination transactions that we may desire to pursue with third parties during the option period under our agreement with Celgene, which includes any extension of this period. During the option period, we are required to notify Celgene if we desire to pursue a specified business combination transaction with a third party prior to negotiating terms with the third party, and after so notifying Celgene we have agreed not to, directly or indirectly, solicit, initiate or encourage proposals from, discuss or negotiate with, or provide any information to, any third party related to the proposed transaction for a specified period from the date we first notify Celgene of such proposed transaction, or the Celgene negotiation period. If Celgene notifies us that it is interested in entering into the proposed transaction, we have agreed to negotiate in good faith with Celgene during the Celgene negotiation period. Following the Celgene negotiation period, if we have not entered into the proposed transaction with Celgene, or if Celgene does not notify us that it is interested in entering into the proposed transaction, we are free to enter into the proposed transaction with a third party for a period of 225 days following the expiration of the Celgene negotiation period, but we are obligated to re-offer the proposed transaction to Celgene if during the option term we propose to enter into the proposed transaction with a third party on terms that, in specified respects, are less favorable to us than the terms last offered by Celgene.

Term and Termination. Our agreement with Celgene will expire on a product-by-product and country-by-country basis on the date of the expiration of the applicable royalty term with respect to each licensed product in each country and in its entirety upon the expiration of all applicable royalty terms for all licensed products in all countries. The royalty term for each licensed product in each country is the period commencing with first commercial sale of the applicable licensed product in the applicable country and ending on the latest of expiration of specified patent coverage, specified regulatory exclusivity or 15 years following the first commercial sale in the applicable country. Celgene has the right to terminate the agreement in its entirety, upon 60 or 120 days’ notice depending on the timing of such termination. The agreement may also be terminated in its entirety during the option period, and on a licensed target-by-licensed target basis after the option period, by either Celgene or us in the event of a material breach by the other party. The agreement may be terminated on a licensed target-by-licensed target basis by either Celgene or us in the event the other party, or an affiliate or sublicensee of the other party, participates or actively assists in a legal challenge to specified patents of the terminating party or in its entirety in the event the other party becomes subject to specified bankruptcy, insolvency or similar circumstances.

Eisai

Overview. In April 2011, we entered into a collaboration and license agreement with Eisai under which we granted Eisai an exclusive worldwide license to our small molecule HMT inhibitors directed to EZH2, including EPZ-6438, while retaining an opt-in right to co-develop, co-commercialize and share profits with Eisai as to licensed products in the United States. Additionally, as part of the research collaboration we agreed to provide research and development services related to the licensed compounds through December 31, 2014.

Under the terms of the agreement, we have recorded a $3.0 million upfront payment, $7.0 million in preclinical research and development milestone payments, a $6.0 million clinical development milestone payment and cash payments and accounts receivable totaling $18.0 million for research and development services through December 31, 2013. We are eligible to earn up to $25.0 million in additional preclinical research and development milestone payments, up to $55.0 million in regulatory milestone payments and up to $115.0 million in sales-based milestone payments. We are also eligible to receive royalties at a percentage in the mid-single digits on any net product sales outside of the United States and from the mid-single digits to low double-digits on any product sales in the United States, subject to reductions in specified circumstances.

Eisai solely funds all research, development and commercialization costs for licensed compounds, except for the cost obligations that we will undertake if we exercise our opt-in right to co-develop, co-commercialize and share profits with Eisai as to licensed products in the United States.

Opt-in Right. Our opt-in right to co-develop, co-commercialize and share profits may be exercised on a licensed compound-by-licensed compound basis any time prior to the end of a specified period following Eisai’s provision to us of specified information following the licensed compound’s achievement of clinical proof-of-concept. If we exercise our opt-in right as to a licensed compound, the licensed compound becomes a shared product as to which:

•	Eisai’s obligation to pay royalties to us as to such shared product in the United States will terminate;

•	Eisai and we will share equally in net profits or losses with respect to such shared product in the United States;

•	25.0% of specified past development costs will become creditable by Eisai against future milestone payments or royalties due to us, subject to certain limitations specified in the agreement;

•	Eisai and we will share equally in subsequent development costs allocated to the United States; and

•	all subsequent milestones that become payable by Eisai to us based on the shared product will be decreased by 50.0%.

If we undergo a specified change of control event in which we are acquired by or combine with an entity with a specified competing business, or if following a change of control event we materially breach the agreement and do not cure such breach within the specified cure period, Eisai will have the right to terminate our co-development, co-commercialization and profit sharing option and, if we have previously exercised our option, our co-development, co-commercialization and profit sharing rights. Subject to the foregoing, our agreement with Eisai may be assigned by us without Eisai’s consent to a successor in interest by way of merger or consolidation or in connection with the sale of all or substantially all of our business or assets to which the agreement relates, subject to notice provisions and the assignee’s written assumption of the obligations.

Governance. Research and development through clinical proof-of-concept under our collaboration with Eisai are guided by a joint steering committee. If the joint steering committee is not able to make a decision by consensus and the parties are not able to resolve the issue through escalation to specified senior executive officers of the parties, then as to specified issues of a scientific or technical nature, the issue will be submitted to a third party technical expert for resolution, and as to other issues, the issue will remain deadlocked until the parties are able to reach consensus. If we exercise our opt-in right to co-develop, co-commercialize and share profits in the United States, we and Eisai will enter into an additional agreement that will allocate responsibilities for later stage development and commercialization activities for the shared product between the parties and will extend the foregoing governance structure to those activities.

Exclusivity Restrictions. Subject to exceptions specified in the agreement, during the term of the agreement, we may not research, develop or commercialize HMT inhibitors directed to EZH2, other than pursuant to the agreement.

Term and Termination. Our agreement with Eisai will remain in effect until the later of expiration of all royalty obligations under the agreement with respect to all licensed products or, if we exercise our option, until the shared product is no longer being developed or commercialized by the parties in or for the United States or the parties’ agreement with respect to co-commercialization and profit sharing otherwise terminates. The royalty term for each licensed product in each country, other than shared products in the United States, is the period commencing with first commercial sale of the applicable licensed product in the applicable country and ending on the latest expiration of specified patent coverage, specified regulatory exclusivity or ten years following the first commercial sale. Eisai may terminate the agreement for its convenience in its entirety or as to one or more major market countries, as defined in the agreement, upon 90 days’ prior written notice to us. Eisai also has the right to terminate the agreement in its entirety immediately if, in good faith, it believes that it is not advisable for it to continue to develop or commercialize the licensed products from a scientific, regulatory or ethical perspective as a result of a bona fide serious safety issue regarding the use of any licensed product. The agreement may also be terminated by either party in the event of an uncured material breach by the other party or by us in the event Eisai, or an affiliate or sublicensee, participates or actively assists in an action or proceeding challenging or denying the validity of one of our patents.

GlaxoSmithKline

Overview. In January 2011, we entered into a collaboration and license agreement with GSK to discover, develop and commercialize novel small molecule HMT inhibitors directed to available targets from our product platform. Under the terms of the agreement, we granted GSK the option to obtain exclusive worldwide license rights to HMT inhibitors directed to three targets. Additionally, as part of the research collaboration provided for in the agreement, we agreed to provide research and development services related to the licensed targets pursuant to agreed upon research plans during a research term that ends January 8, 2015, or earlier if selection of a development candidate occurs.

Under the agreement, we have recorded an upfront payment of $20.0 million. Through December 31, 2013, we also received $6.0 million of fixed research funding and recorded cash and accounts receivable for $12.0 million of preclinical research and development milestone payments and $2.0 million of prepaid research funding. In addition, in February 2014, we earned a $2.0 million preclinical research and development milestone under this agreement. Following the February 2014 milestone achievement, we are eligible to receive up to $15.0 million in additional preclinical research and development milestone payments, up to $99.0 million in clinical development milestone payments, up to $240.0 million in regulatory milestone payments and up to $270.0 million in sales-based milestone payments. In addition, GSK is required to pay us royalties at percentages between the mid-single digits to the low double-digits, on a licensed product-by-licensed product basis, on worldwide net product sales, subject to reductions in specified circumstances. If GSK decides during the research term that it no longer wishes to continue the research and development of licensed products directed to a selected target, such target would no longer be included in the collaboration and GSK would grant us a license to research, develop and commercialize licensed products directed to such target. In such event, we will be obligated to pay GSK a low-single digit royalty on our net product sales of such licensed products.

For each selected target in the collaboration, we are primarily responsible for research until the selection of the development candidate, and GSK is solely responsible for subsequent development and commercialization. GSK provided a fixed amount of research funding during the second and third years of the research term and is obligated to provide research funding equal to 100.0% of mutually agreed research and development costs, subject to specified limitations, for any research activities we conduct in the fourth year of the research term. In December 2013, we and GSK agreed to the selection of a development candidate for one of the three targets under the agreement. As to this target, GSK is solely responsible for subsequent development and commercialization.

Exclusivity Provisions. Subject to exceptions specified in the agreement, during the term of the agreement, we may not research, develop or commercialize HMT inhibitors directed to the three targets selected by GSK, other than pursuant to the agreement.

Equity Participation Right. Under the agreement, we also granted GSK the option to acquire up to 10.0% of the securities issued in our next qualified venture capital financing, if any, which meets conditions set forth in the agreement. We are not obligated to undertake any such financing and one has not occurred since we granted GSK this right.

Term and Termination. The agreement will expire in its entirety upon the expiration of all applicable royalty terms for all licensed products in all countries. The royalty term for each licensed product in each country is the period commencing with first commercial sale of the applicable licensed product in the applicable country and ending on the later of expiration of specified patent coverage or ten years following the first commercial sale. GSK has the right to terminate the agreement at any time with respect to one or more selected targets or in its entirety, upon 90 days’ prior written notice to us. The agreement may also be terminated with respect to one or more selected targets or in its entirety by either GSK or us in the event of a material breach by the other party. The agreement may be terminated with respect to selected targets by us in the event GSK participates or actively assists in a legal challenge to one of the patents exclusively licensed to GSK under the agreement with respect to the applicable selected target.

Companion Diagnostics

Abbott. In February 2013, we entered into an agreement with Abbott under which we agreed to fund Abbott’s development of a companion diagnostic to identify patients with the MLL-r genetic alteration targeted by EPZ-5676. Under the terms of the agreement, we paid Abbott an upfront payment of $0.9 million upon the execution of the agreement, are obligated to make aggregate milestone-based development payments of up to $6.0 million and are obligated to reimburse Abbott for specified costs expected to be incurred in connection with Abbott conducting clinical trials to obtain the necessary regulatory approvals for the companion diagnostic which are not to exceed $0.9 million unless agreed to in advance.

Under our agreement with Abbott, Abbott is obligated to use commercially reasonable efforts to develop and make commercially available the companion diagnostic. Abbott has exclusive rights to commercialize and retain all proceeds from its commercialization of the companion diagnostic.

Our agreement with Abbott will expire when we are no longer commercializing EPZ-5676. We may terminate the agreement for convenience by giving Abbott 60 days’ written notice, and we will be obligated to pay Abbott a termination fee if we exercise such right after the date 18 months following the execution of the agreement but prior to the completion of the development program for the companion diagnostic. Either Abbott or we may also terminate the agreement in the event of a material breach by the other party, in the event of specified injunctions that may issue in the future based on infringement of third party patents or in the event of specified bankruptcy or similar circumstances.

Roche. In December 2012, Eisai and we entered into an agreement with Roche under which Eisai and we are funding Roche’s development of a companion diagnostic to identify patients who possess certain point mutations of EZH2. In October 2013, this agreement was amended to include additional point mutations in EZH2. The development costs under the agreement with Roche will be the responsibility of Eisai until such time, if any, as we exercise our opt in right under our collaboration agreement with Eisai. Under the terms of the amended agreement, Eisai agreed to pay Roche defined milestone payments of up to $21.5 million to develop and to make commercially available the companion diagnostic. If we exercise our opt-in right to co-develop, co-commercialize and share profits in the United States as to EPZ-6438, Eisai will be entitled to offset up to 25% of the funding amount it has previously paid to Roche against future milestone payments and royalties that Eisai may be obligated to pay to us under our collaboration and license agreement with Eisai, and we will become obligated to fund up to half of the defined milestones that remain payable to Roche as of the time we opt-in.

Under our agreement with Roche, Roche is obligated to use commercially reasonable efforts to develop and to make commercially available the companion diagnostic. Roche has exclusive rights to commercialize the companion diagnostic.

Our agreement with Roche will expire when Eisai and we are no longer developing or commercializing EPZ-6438. Eisai and we may terminate the agreement by giving Roche 90 days’ written notice if we and Eisai discontinue development and commercialization of EPZ-6438 or determine, in conjunction with Roche, that the companion diagnostic is not needed for use with EPZ-6438. Either Eisai and we or Roche may also terminate the agreement in the event of a material breach by the other party, in the event of material changes in circumstances that are contrary to key assumptions specified in the agreement or in the event of specified bankruptcy or similar circumstances. Under specified termination circumstances, Roche may become entitled to specified termination fees, which Eisai and we would be obligated to bear in the same manner that we bear the funding amounts payable to Roche.

Intellectual Property

We strive to protect the proprietary technologies that we believe are important to our business, including seeking and maintaining patent protection intended to cover the composition of matter of our product candidates, their methods of use, related technology and other inventions that are important to our business. As more fully described below, in 2013, two U.S. patents covering the composition of matter of our DOT1L and EZH2 product candidates were issued. These patents will expire in 2032. In addition to patent protection, we also rely on trade secrets and careful monitoring of our proprietary information to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.

Our success will depend significantly on our ability to obtain and maintain patent and other proprietary protection for commercially important technology, inventions and know-how related to our business, defend and enforce our patents, maintain our licenses to use intellectual property owned by third parties, preserve the confidentiality of our trade secrets and operate without infringing the valid and enforceable patents and other proprietary rights of third parties. We also rely on know-how, continuing technological innovation and in-licensing opportunities to develop, strengthen, and maintain our proprietary position in the field of HMTs.

A third party may hold intellectual property, including patent rights, that is important or necessary to the development of our products. It may be necessary for us to use the patented or proprietary technology of third parties to commercialize our products, in which case we would be required to obtain a license from these third parties on commercially reasonable terms, or our business could be harmed, possibly materially.

We plan to continue to expand our intellectual property estate by filing patent applications directed to dosage forms, methods of treatment and additional HMT inhibitor compounds and their derivatives. Specifically, we seek patent protection in the United States and internationally for novel compositions of matter covering the compounds, the chemistries and processes for manufacturing these compounds and the use of these compounds in a variety of therapies.

The patent positions of biopharmaceutical companies like us are generally uncertain and involve complex legal, scientific and factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted after issuance. Consequently, we do not know whether any of our product candidates will be protectable or remain protected by enforceable patents. We cannot predict whether the patent applications we are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient proprietary protection from competitors. Any patents that we hold may be challenged, circumvented or invalidated by third parties.

Because patent applications in the United States and certain other jurisdictions are maintained in secrecy for 18 months, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain of the priority of inventions covered by pending patent applications. Moreover, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office, or USPTO, or a foreign patent office to determine priority of invention or in post-grant challenge proceedings, such as oppositions, that challenge priority of invention or other features of patentability. Such proceedings could result in substantial cost, even if the eventual outcome is favorable to us.

The patent portfolios for our most advanced programs are summarized below.

DOT1L. Our DOT1L patent portfolio is wholly owned by us and includes U.S. Patent No. 8,580,762 covering the composition of matter of EPZ-5676. The patent issued on November 12, 2013 and will expire in 2032. Patent applications in the same family as U.S. Patent No. 8,580,762 are pending in a variety of worldwide jurisdictions, including the United States. The DOT1L portfolio encompasses additional pending patent applications relating to compositions of matter and methods of making and use including three patent families with applications filed in a variety of worldwide jurisdictions, including in the United States, three Patent Cooperation Treaty, or PCT, applications that are eligible for filing in most worldwide jurisdictions, including the United States, and eight U.S. provisional applications that may be used to establish non-provisional U.S. applications, PCT applications and other national filings worldwide. If issued, these patents are predicted to expire between 2031 and 2034.

EZH2. Our EZH2 patent portfolio is wholly owned by us and includes U.S. Patent No. 8,410,088 covering the composition of matter of EPZ-6438. This patent issued on April 2, 2013 and will expire in 2032. Our EZH2 portfolio also includes U.S. Patent No. 8,598,167 which issued on December 3, 2013 and will expire in 2032. The claims of this patent cover the composition of matter of another EZH2 inhibitor compound. Patent applications in the same families as U.S. Patents Nos. 8,410,088 and 8,598,167 are pending in a variety of worldwide jurisdictions, including in the United States, and are wholly owned by us. The EZH2 portfolio encompasses additional pending patent applications relating to compositions of matter and methods of making and use including four patent families with applications filed in a variety of worldwide jurisdictions, including in the United States, eight PCT applications that are eligible for filing in most worldwide jurisdictions, including in the United States, and 12 U.S. provisional applications that may be used to establish non-provisional U.S. applications, PCT applications and other national filings worldwide. These patent applications are wholly owned by us or jointly owned by us and Eisai. If issued, these patents are predicted to expire between 2031 and 2034.

Other. In addition, we have patent portfolios that are directed to a number of targets other than DOT1L and EZH2. These patent portfolios are wholly owned by us and include five pending U.S. patent applications and six PCT applications that are eligible for filing in most worldwide jurisdictions, including in the United States, and 13 pending U.S. provisional patent applications that may be used to establish non-provisional U.S. applications, PCT applications and other national filings worldwide. These portfolios include compositions and methods of making and using of compounds that target HMTs other than DOT1L and EZH2. If issued, these patents are predicted to expire in 2033 or 2034.

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing a non-provisional patent application.

In the United States, the patent term of a patent that covers an FDA-approved drug may also be eligible for patent term extension, which permits patent term restoration as compensation for the patent term lost during the FDA regulatory review process. The Hatch-Waxman Act permits a patent term extension of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. Patent extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended. Similar provisions are available in Europe and other non-United States jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our pharmaceutical products receive FDA approval, we expect to apply for patent term extensions on patents covering those products. We intend to seek patent term extensions to any of our issued patents in any jurisdiction where these are available, however there is no guarantee that the applicable authorities, including the FDA in the United States, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions.

We also rely on trade secret protection for our confidential and proprietary information. Although we take steps to protect our proprietary information and trade secrets, including through contractual means with our employees and consultants, third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology. Thus, we may not be able to meaningfully protect our trade secrets. It is our policy to require our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information concerning our business or financial affairs developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the agreements provide that all inventions conceived by the individual, and which are related to our current or planned business or research and development or made during normal working hours, on our premises or using our equipment or proprietary information, are our exclusive property.

UNC In-Licensed Portfolio. In January 2008, we entered into a license agreement with the University of North Carolina at Chapel Hill, or UNC, to discover, develop and commercialize products utilizing specified inventions of UNC. Under the terms of the agreement, we were granted an exclusive, worldwide license under specified patent rights and a non-exclusive worldwide license under specified know-how and biological materials, in each case to discover, develop, manufacture and commercialize pharmaceutical and diagnostic products. The intellectual property we license from UNC includes four issued U.S. patents, five pending U.S. patent applications, 20 patents issued in other jurisdictions and five patent applications pending in other jurisdictions. The issued patents are predicted to expire between 2024 and 2030, and the pending applications, if issued, are predicted to expire between 2024 and 2026. The intellectual property we have licensed from UNC is not directly related to our current product candidates, EPZ-5676 and EPZ-6438, and relates solely to screening methods and related materials.

Under the agreement, UNC retained rights, on behalf of itself and other non-profit academic institutions, to practice under the licensed rights for non-profit purposes. The license rights granted to us are further subject to a non-exclusive license granted by UNC to the Howard Hughes Medical institute for research purposes and any rights the United States Government may have in such licensed rights due to its sponsorship of research that led to the creation of the licensed rights. We agreed to pay UNC specified research, development and sales milestone payments aggregating up to $1.9 million and additional payments upon the grant, if any, of sublicenses to non-affiliated third parties. In addition, we are required to pay UNC royalties in the low single-digits on worldwide net product sales of screening method technologies and related materials, but not on any drugs, during the term of the agreement. These royalties do not cover the manufacture, sale or use of any drug products that have been identified and developed by us, such as our DOT1L and EZH2 therapeutics, including EPZ-5676 and EPZ-6438. In connection with the execution of this license agreement in 2008, we issued 98,666 shares of common stock and paid a license fee of $0.1 million to UNC. Through December 31, 2013, we have paid an aggregate of $0.1 million in milestone payments to UNC. We have not paid any royalties to UNC.

The agreement terminates upon the expiration of the last valid claim of the licensed patent rights. We may terminate the agreement at any time by giving UNC 60 days’ written notice. The agreement may also be terminated by UNC in the event of a material breach by us or in the event we become subject to specified bankruptcy or similar circumstances.

Manufacturing

We do not have any manufacturing facilities or personnel. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for preclinical and clinical testing, as well as for commercial manufacture if our product candidates receive marketing approval. To date, we have obtained materials for EPZ-5676 from multiple third party manufacturers. Eisai currently manufactures the active pharmaceutical ingredient for EPZ-6438 for clinical testing. For both EPZ-5676 and EPZ-6438, we intend to identify and qualify multiple manufacturers to provide the active pharmaceutical ingredient and fill-and-finish services prior to submission of a new drug application to the FDA.

All of our drug candidates are small molecules and are manufactured in reliable and reproducible synthetic processes from readily available starting materials. The chemistry is amenable to scale up and does not require unusual equipment in the manufacturing process. We expect to continue to develop drug candidates that can be produced cost-effectively at contract manufacturing facilities.

We generally expect to rely on third parties for the manufacture of our companion diagnostics. We are currently collaborating with Abbott for the development of a companion diagnostic for use with EPZ-5676 and with Roche for a diagnostic for use with EPZ-6438, and we expect to rely on them for the manufacture of the diagnostics they are developing. We expect to enter into similar agreements for the manufacture of other companion diagnostics.

Commercialization

We have not yet established a sales, marketing or product distribution infrastructure because our lead candidates are still in early clinical development. We generally expect to retain commercial rights in the United States for our product candidates for which we receive marketing approvals and have done so to date in our collaborations other than our GSK collaboration. We believe that it will be possible for us to access the United States oncology market through a focused, specialized sales force.

Subject to receiving marketing approvals, we expect to commence commercialization activities by building a focused sales and marketing organization in the United States to sell our products. We believe that such an organization will be able to address the community of oncologists who are the key specialists in treating the patient populations for which our product candidates are being developed. Outside the United States, we expect to enter into distribution and other marketing arrangements with third parties for any of our product candidates that obtain marketing approval.

We also plan to build a marketing and sales management organization to create and implement marketing strategies for any products that we market through our own sales organization and to oversee and support our sales force. The responsibilities of the marketing organization would include developing educational initiatives with respect to approved products and establishing relationships with thought leaders in relevant fields of medicine.

We expect that our collaborators for any companion diagnostics we may develop in the future for use with our therapeutic products will hold the commercial rights to these diagnostic products, as is the case for our collaborations with Abbott and Roche. We expect to coordinate closely with our diagnostic collaborators in connection with the marketing and sale of our related therapeutic products.

Competition

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. While we believe that our technology, knowledge, experience and scientific resources provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biotechnology companies, academic institutions and governmental agencies and public and private research institutions. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future.

There are a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies. In addition, many companies are developing cancer therapeutics that work by targeting epigenetic mechanisms other than HMTs, and some including Celgene and Eisai, are now marketing cancer treatments that work by targeting epigenetic mechanisms other than HMTs. There are also companies developing new epigenetic treatments for cancer that target HMTs, including GSK, Novartis AG, Pfizer, Inc. and Genentech, Inc.

Many of the companies against which we are competing or against which we may compete in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical, biotechnology and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

The key competitive factors affecting the success of all of our therapeutic product candidates, if approved, are likely to be their efficacy, safety, convenience, price, the effectiveness of companion diagnostics in guiding the use of related therapeutics, the level of generic competition and the availability of reimbursement from government and other third party payors.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third party payors seeking to encourage the use of generic products. Generic products that broadly address these indications are currently on the market for the indications that we are pursuing, and additional products are expected to become available on a generic basis over the coming years. If our product candidates achieve marketing approval, we expect that they will be priced at a significant premium over competitive generic products.

The most common methods of treating patients with cancer are surgery, radiation and drug therapy. There are a variety of available drug therapies marketed for cancer. In many cases, these drugs are administered in combination to enhance efficacy. While our product candidates may compete with many existing drug and other therapies, to the extent they are ultimately used in combination with or as an adjunct to these therapies, our product candidates will not be competitive with them. Some of the currently approved drug therapies are branded and subject to patent protection, and others are available on a generic basis. Many of these approved drugs are well established therapies and are widely accepted by physicians, patients and third party payors.

In addition to currently marketed therapies, there are also a number of products in late stage clinical development to treat cancer. These products in development may provide efficacy, safety, convenience and other benefits that are not provided by currently marketed therapies. As a result, they may provide significant competition for any of our product candidates for which we obtain marketing approval.

If our lead product candidates are approved for the indications for which we are currently undertaking clinical trials, they will compete with the therapies and currently marketed drugs discussed below.

EPZ-5676. There are no approved therapies specifically indicated for MLL-r or MLL-PTD. There are, however, currently approved therapies for acute leukemias in general and a variety of other malignancies. The current standard of care depends on the specific lineage of the leukemia. Patients with AML and ALL typically are treated with intensive multi-agent chemotherapy and high risk patients who enter remission and have a matched donor often receive an allogeneic stem cell transplant.

EPZ-6438. No therapies are approved specifically for the treatment of tumors associated with the oncogenic mutation of EZH2. The most common treatments for DLBCL and FL are chemotherapies, usually combined with the monoclonal antibody Rituxan®. While Rituxan® is currently the only therapy with specific indications for DLBCL and FL, a number of other widely used anti-cancer agents have broad labels that include non-Hodgkin lymphoma. The clinical course of synovial sarcoma is characterized by frequent and late local or metastatic recurrence and there are no specific of effective treatments available for synovial sarcoma after failure of ifosfamide-based treatment. Current treatment for MRTs consists of intensive chemotherapy and radiation therapy.

Government Regulation and Product Approval

Government authorities in the United States, at the federal, state and local level, and in other countries extensively regulate, among other things, the research, development, testing, manufacture, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, import and export of pharmaceutical products such as those we are developing. The processes for obtaining regulatory approvals in the United States and in foreign countries, along with subsequent compliance with applicable statutes and regulations, require the expenditure of substantial time and financial resources.

United States Government Regulation

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and its implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable United States requirements at any time during the product development process, approval process or after approval, may subject an applicant to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve pending new drug applications, or NDAs, withdrawal of an approval, imposition of a clinical hold, issuance of warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties.

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice, or GLP, regulations;

•	submission to the FDA of an IND which must become effective before human clinical trials may begin;

•	approval by an independent institutional review board, or IRB, at each clinical site before each trial may be initiated;

•	performance of human clinical trials, including adequate and well-controlled clinical trials, in accordance with good clinical practices, or GCP, to establish the safety and efficacy of the proposed drug product for each indication;

•	submission to the FDA of an NDA;

•	satisfactory completion of an FDA advisory committee review, if applicable;

•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current good manufacturing practices, or cGMP, and to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity, as well as satisfactory completion of an FDA inspection of selected clinical sites to determine GCP compliance; and

•	FDA review and approval of the NDA.

Preclinical Studies. Preclinical studies include laboratory evaluation of product chemistry, toxicity and formulation, as well as animal studies to assess potential safety and efficacy. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data and any available clinical data or literature, among other things, to the FDA as part of an IND. Some preclinical testing may continue even after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to one or more proposed clinical trials and places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.

Clinical Trials. Clinical trials involve the administration of the investigational new drug to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, an IRB at each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must continue to oversee the clinical trial while it is being conducted. Information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health, or NIH, for public dissemination on their ClinicalTrials.gov website.

Human clinical trials are typically conducted in three sequential phases, which may overlap or be combined. In Phase 1, the drug is initially introduced into healthy human subjects or patients with the target disease or condition and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an initial indication of its effectiveness. In Phase 2, the drug typically is administered to a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage. In Phase 3, the drug is administered to an expanded patient population, generally at geographically dispersed clinical trial sites, in well-controlled clinical trials to generate enough data to statistically evaluate the efficacy and safety of the product for approval, to establish the overall risk-benefit profile of the product and to provide adequate information for the labeling of the product.

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. Furthermore, the FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients.

Marketing Approval. Assuming successful completion of the required clinical testing, the results of the preclinical and clinical studies, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. In most cases, the submission of an NDA is subject to a substantial application user fee. Under the Prescription Drug User Fee Act, or PDUFA, guidelines that are currently in effect, the FDA has agreed to certain performance goals regarding the timing of its review of an application.

In addition, under the Pediatric Research Equity Act, or PREA, an NDA or supplement to an NDA must contain data that are adequate to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation.

The FDA also may require submission of a risk evaluation and mitigation strategy, or REMS, plan to mitigate any identified or suspected serious risks. The REMS plan could include medication guides, physician communication plans, assessment plans, and elements to assure safe use, such as restricted distribution methods, patient registries or other risk minimization tools.

The FDA conducts a preliminary review of all NDAs within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA reviews an NDA to determine, among other things, whether the drug is safe and effective and whether the facility in which it is manufactured, processed, packaged or held meets standards designed to assure the product’s continued safety, quality and purity.

The FDA typically refers a question regarding a novel drug to an external advisory committee. An advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Before approving an NDA, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical trial sites to assure compliance with GCP.

The testing and approval process for an NDA requires substantial time, effort and financial resources, and each may take several years to complete. Data obtained from preclinical and clinical testing are not always conclusive and may be susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The FDA may not grant approval of an NDA on a timely basis, or at all.

After evaluating the NDA and all related information, including the advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA may issue an approval letter, or, in some cases, a complete response letter. A complete response letter generally contains a statement of specific conditions that must be met in order to secure final approval of the NDA and may require additional clinical or preclinical testing in order for FDA to reconsider the application. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If and when those conditions have been met to the FDA’s satisfaction, the FDA will typically issue an approval letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications.

Even if the FDA approves a product, it may limit the approved indications for use of the product, require that contraindications, warnings or precautions be included in the product labeling, including a boxed warning, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess a drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms under a REMS which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-marketing studies or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes, and additional labeling claims, are subject to further testing requirements and FDA review and approval.

Special FDA Expedited Review and Approval Programs. The FDA has various programs, including fast track designation, accelerated approval, priority review and breakthrough designation, that are intended to expedite or simplify the process for the development and FDA review of drugs that are intended for the treatment of serious or life threatening diseases or conditions and demonstrate the potential to address unmet medical needs. The purpose of these programs is to provide important new drugs to patients earlier than under standard FDA review procedures. To be eligible for a fast track designation, the FDA must determine, based on the request of a sponsor, that a product is intended to treat a serious or life threatening disease or condition and demonstrates the potential to address an unmet medical need. The FDA will determine that a product will fill an unmet medical need if it will provide a therapy where none exists or provide a therapy that may be potentially superior to existing therapy based on efficacy or safety factors.

The FDA may give a priority review designation to drugs that offer major advances in treatment, or provide a treatment where no adequate therapy exists. A priority review means that the goal for the FDA to review an application is six months, rather than the standard review of ten months under current PDUFA guidelines. These six and ten month review periods are measured from the “filing” date rather than the receipt date for NDAs for new molecular entities, which typically adds approximately two months to the timeline for review and decision from the date of submission. Most products that are eligible for fast track designation are also likely to be considered appropriate to receive a priority review.

In addition, products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval and may be approved on the basis of adequate and well-controlled clinical trials establishing that the drug product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require a sponsor of a drug receiving accelerated approval to perform post-marketing studies to verify and describe the predicted effect on irreversible morbidity or mortality or other clinical endpoint, and the drug may be subject to accelerated withdrawal procedures.

Moreover, under the provisions of the new Food and Drug Administration Safety and Innovation Act, or FDASIA, enacted in 2012, a sponsor can request designation of a product candidate as a “breakthrough therapy.” A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Drugs designated as breakthrough therapies are also eligible for accelerated approval. The FDA must take certain actions, such as holding timely meetings and providing advice, intended to expedite the development and review of an application for approval of a breakthrough therapy.

Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

FDA Regulation of Companion Diagnostics. Our drug products may rely upon in vitro companion diagnostics for use in selecting the patients that we believe will respond to our cancer therapeutics. FDA officials have issued draft guidance that, if finalized, would address issues critical to developing in vitro companion diagnostics, such as biomarker qualification, establishing clinical validity, the use of retrospective data, the appropriate patient population and when the FDA will require that the device and the drug be approved simultaneously. The draft guidance issued in July 2011 states that if safe and effective use of a therapeutic product depends on an in vitro diagnostic, then the FDA generally will require approval or clearance of the diagnostic at the same time that the FDA approves the therapeutic product. The FDA has yet to issue further guidance, and it is unclear whether it will do so, or what the scope would be.

The FDA previously has required in vitro companion diagnostics intended to select the patients who will respond to the cancer treatment to obtain Pre-Market Approval, or PMA, simultaneously with approval of the drug. Based on the draft guidance, and the FDA’s past treatment of companion diagnostics, we believe that the FDA will require PMA approval of one or more in vitro companion diagnostics to identify patient populations suitable for our cancer therapies. The review of these in vitro companion diagnostics in conjunction with the review of our cancer treatments involves coordination of review by the FDA’s Center for Drug Evaluation and Research and by the FDA’s Center for Devices and Radiological Health Office of In Vitro Diagnostics Device Evaluation and Safety.

Post-Approval Requirements. Drugs manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims are subject to prior FDA review and approval. There also are continuing, annual user fee requirements for any marketed products and the establishments at which such products are manufactured, as well as new application fees for supplemental applications with clinical data.

The FDA may impose a number of post-approval requirements as a condition of approval of an NDA. For example, the FDA may require post-marketing testing, including Phase 4 clinical trials and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization.

In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and state agencies, and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon the sponsor and any third party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance.

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market.

Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in mandatory revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;

•	fines, warning letters or holds on post-approval clinical trials;

•	refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product license approvals;

•	product seizure or detention, or refusal to permit the import or export of products; or

•	injunctions or the imposition of civil or criminal penalties.

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Although physicians, in the practice of medicine, may prescribe approved drugs for unapproved indications, pharmaceutical companies generally are required to promote their drug products only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability.

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, which regulates the distribution of drugs and drug samples at the federal level, and sets minimum standards for the registration and regulation of drug distributors by the states. Both the PDMA and state laws limit the distribution of prescription pharmaceutical product samples and impose requirements to ensure accountability in distribution.

Federal and State Fraud and Abuse and Data Privacy and Security Laws and Regulations. In addition to FDA restrictions on marketing of pharmaceutical products, federal and state fraud and abuse laws restrict business practices in the biopharmaceutical industry. These laws include anti-kickback and false claims laws and regulations as well as data privacy and security laws and regulations.

The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for purchasing, leasing, ordering, or arranging for or recommending the purchase, lease, or order of any item or service reimbursable under Medicare, Medicaid or other federal healthcare programs. The term “remuneration” has been broadly interpreted to include anything of value. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, and formulary managers on the other. Although there are a number of statutory exemptions and regulatory safe harbors protecting some common activities from prosecution, the exemptions and safe harbors are drawn narrowly. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases, or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the statute has been violated.

The reach of the Anti-Kickback Statute was also broadened by the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively PPACA, which, among other things, amended the intent requirement of the federal Anti-Kickback Statute such that a person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it in order to have committed a violation. In addition, PPACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act or the civil monetary penalties statute, which imposes penalties against any person who is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent. PPACA also created new federal requirements for reporting, by applicable manufacturers of covered drugs, payments and other transfers of value to physicians and teaching hospitals.

The federal False Claims Act prohibits any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. Several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of products for unapproved, and thus non-reimbursable, uses. The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created new federal criminal statutes that prohibit knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third party payors and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Also, many states have similar fraud and abuse statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.

In addition, we may be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology and Clinical Health

Act, or HITECH, and its implementing regulations, imposes specified requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates,” defined as independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

To the extent that any of our products are sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws, and implementation of corporate compliance programs and reporting of payments or transfers of value to healthcare professionals.

Coverage and Reimbursement. The commercial success of our product candidates and our ability to commercialize any approved product candidates successfully will depend in part on the extent to which governmental authorities, private health insurers and other third party payors provide coverage for and establish adequate reimbursement levels for our therapeutic product candidates and related companion diagnostics. Government health administration authorities, private health insurers and other organizations generally decide which drugs they will pay for and establish reimbursement levels for healthcare. In particular, in the United States, private health insurers and other third party payors often provide reimbursement for products and services based on the level at which the government (through the Medicare or Medicaid programs) provides reimbursement for such treatments. In the United States, the European Union and other potentially significant markets for our product candidates, government authorities and third party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which often has resulted in average selling prices lower than they would otherwise be. Further, the increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the European Union will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our future product sales and results of operations. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general.

Third party payors are increasingly imposing additional requirements and restrictions on coverage and limiting reimbursement levels for medical products. For example, federal and state governments reimburse covered prescription drugs at varying rates generally below average wholesale price. These restrictions and limitations influence the purchase of healthcare services and products. Legislative proposals to reform healthcare or reduce costs under government insurance programs may result in lower reimbursement for our products and product candidates or exclusion of our products and product candidates from coverage. The cost containment measures that healthcare payors and providers are instituting and any healthcare reform could significantly reduce our revenues from the sale of any approved product candidates. We cannot provide any assurances that we will be able to obtain and maintain third party coverage or adequate reimbursement for our product candidates in whole or in part.

Impact of Healthcare Reform on Coverage, Reimbursement, and Pricing. The Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the MMA, imposed new requirements for the distribution and pricing of prescription drugs for Medicare beneficiaries. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities that provide coverage of outpatient prescription drugs. Part D plans include both standalone prescription drug benefit plans and prescription drug coverage as a supplement to Medicare Advantage plans. Unlike Medicare Part A and B, Part D coverage is not standardized. Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. However, Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee. Government payment for some of the costs of prescription drugs may increase demand for any products for which we receive marketing approval. However, any negotiated prices for our future products covered by a Part D prescription drug plan will likely be lower than the prices we might otherwise obtain. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from Medicare Part D may result in a similar reduction in payments from non-governmental payors.

The American Recovery and Reinvestment Act of 2009 provides funding for the federal government to compare the effectiveness of different treatments for the same illness. A plan for the research will be developed by the Department of Health and Human Services, the Agency for Healthcare Research and Quality and the National Institutes for Health, and periodic reports on the status of the research and related expenditures will be made to Congress. Although the results of the comparative effectiveness studies are not intended to mandate coverage policies for public or private payors, it is not clear what effect, if any, the research will have on the sales of any product, if any such product or the condition that it is intended to treat is the subject of a study. It is also possible that comparative effectiveness research demonstrating benefits in a competitor’s product could adversely affect the sales of our product candidates. If third party payors do not consider our product candidates to be cost-effective compared to other available therapies, they may not cover our product candidates, once approved, as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products on a profitable basis.

The United States and some foreign jurisdictions are considering enacting or have enacted a number of additional legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives, including, most recently, PPACA, which became law in March 2010 and substantially changes the way healthcare is financed by both governmental and private insurers. Among other cost containment measures, the PPACA establishes an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents; a new Medicare Part D coverage gap discount program; and a new formula that increases the rebates a manufacturer must pay under the Medicaid Drug Rebate Program. In the future, there may continue to be additional proposals relating to the reform of the U.S. healthcare system, some of which could further limit the prices we are able to charge for our product candidates, once approved, or the amounts of reimbursement available for our product candidates once they are approved.

Exclusivity and Approval of Competing Products

Hatch-Waxman Patent Exclusivity. In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent with claims that cover the applicant’s product or a method of using the product. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential competitors in support of approval of an abbreviated new drug application, or ANDA, or 505(b)(2) NDA. Generally, an ANDA provides for marketing of a drug product that has the same active ingredients in the same strengths, dosage form and route of administration as the listed drug and has been shown to be bioequivalent through in vitro or in vivo testing or otherwise to the listed drug. ANDA applicants are not required to conduct or submit results of preclinical or clinical tests to prove the safety or effectiveness of their drug product, other than the requirement for bioequivalence testing. Drugs approved in this way are commonly referred to as “generic equivalents” to the listed drug, and can often be substituted by pharmacists under prescriptions written for the original listed drug. 505(b)(2) NDAs generally are submitted for changes to a previously approved drug product, such as a new dosage form or indication.

The ANDA or 505(b)(2) NDA applicant is required to certify to the FDA concerning any patents listed for the approved product in the FDA’s Orange Book, except for patents covering methods of use for which the ANDA applicant is not seeking approval. Specifically, the applicant must certify with respect to each patent that:

•	the required patent information has not been filed;

•	the listed patent has expired;

•	the listed patent has not expired, but will expire on a particular date and approval is sought after patent expiration; or

•	the listed patent is invalid, unenforceable, or will not be infringed by the new product.

Generally, the ANDA or 505(b)(2) NDA cannot be approved until all listed patents have expired, except when the ANDA or 505(b)(2) NDA applicant challenges a listed drug. A certification that the proposed product will not infringe the already approved product’s listed patents or that such patents are invalid or unenforceable is called a Paragraph IV certification. If the applicant does not challenge the listed patents or indicate that it is not seeking approval of a patented method of use, the ANDA or 505(b)(2) NDA application will not be approved until all the listed patents claiming the referenced product have expired.

If the ANDA or 505(b)(2) NDA applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the application has been accepted for filing by the FDA. The NDA and patent holders may then initiate a patent infringement lawsuit in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days after the receipt of notice of the Paragraph IV certification automatically prevents the FDA from approving the ANDA or 505(b)(2) NDA until the earlier of 30 months, expiration of the patent, settlement of the lawsuit or a decision in the infringement case that is favorable to the ANDA applicant.

Hatch-Waxman Non-Patent Exclusivity. Market and data exclusivity provisions under the FDCA also can delay the submission or the approval of certain applications for competing products. The FDCA provides a five-year period of non-patent data exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the activity of the drug substance. During the exclusivity period, the FDA may not accept for review an ANDA or a 505(b)(2) NDA submitted by another company that contains the previously approved active moiety. However, an ANDA or 505(b)(2) NDA may be submitted after four years if it contains a certification of patent invalidity or non-infringement.

The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA, or supplement to an existing NDA or 505(b)(2) NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant, are deemed by the FDA to be essential to the approval of the application or supplement. Three-year exclusivity may be awarded for changes to a previously approved drug product, such as new indications, dosages, strengths or dosage forms of an existing drug. This three-year exclusivity covers only the conditions of use associated with the new clinical investigations and, as a general matter, does not prohibit the FDA from approving ANDAs or 505(b)(2) NDAs for generic versions of the original, unmodified drug product. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA; however, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

Orphan Drug Exclusivity. The Orphan Drug Act provides incentives for the development of drugs intended to treat rare diseases or conditions, which generally are diseases or conditions affecting less than 200,000 individuals annually in the United States. If a sponsor demonstrates that a drug is intended to treat a rare disease or condition, the FDA grants orphan drug designation to the product for that use. The benefits of orphan drug designation include research and development tax credits and exemption from user fees. A drug that is approved for the orphan drug designated indication is granted seven years of orphan drug exclusivity. During that period, the FDA generally may not approve any other application for the same product for the same indication, although there are exceptions, most notably when the later product is shown to be clinically superior to the product with exclusivity. We intend to seek orphan drug designation and exclusivity for our products whenever it is available.

Pediatric Exclusivity. Pediatric exclusivity is another type of non-patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity, including the non-patent and orphan drug exclusivity periods described above. This six-month exclusivity may be granted if an NDA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or Orange Book listed patent protection cover the drug are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve an ANDA or 505(b)(2) application owing to regulatory exclusivity or listed patents. When any of our products is approved, we anticipate seeking pediatric exclusivity when it is appropriate.

Foreign Regulation

In order to market any product outside of the United States, we would need to comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of our products. For example, in the European Union, we must obtain authorization of a clinical trial application, or CTA, in each member state in which we intend to conduct a clinical trial. Whether or not we obtain FDA approval for a product, we would need to obtain the necessary approvals by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others.

European Union Drug Approval Process. To obtain marketing approval of a drug under European Union regulatory systems, we may submit marketing authorization applications, or MAAs, either under a centralized or decentralized procedure. The centralized procedure provides for the grant of a single marketing authorization that is valid for all European Union member states. The centralized procedure is compulsory for medicines produced by specified biotechnological processes, products designated as orphan medicinal products, and products with a new active substance indicated for the treatment of specified diseases, and optional for those products that are highly innovative or for which a centralized process is in the interest of patients. Under the centralized procedure in the European Union, the maximum timeframe for the evaluation of an MAA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the Scientific Advice Working Party of the Committee of Medicinal Products for Human Use, or the CHMP. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, defined by three cumulative criteria: the seriousness of the disease, such as heavy disabling or life-threatening diseases, to be treated; the absence or insufficiency of an appropriate alternative therapeutic approach; and anticipation of high therapeutic benefit. In this circumstance, the European Medicines Agency, or EMA, ensures that the opinion of the CHMP is given within 150 days.

The EMA grants orphan drug designation to promote the development of products that may offer therapeutic benefits for life-threatening or chronically debilitating conditions affecting not more than five in 10,000 people in the European Union. In addition, orphan drug designation can be granted if the drug is intended for a life threatening, seriously debilitating or serious and chronic condition in the European Union and without incentives it is unlikely that sales of the drug in the European Union would be sufficient to justify developing the drug. Orphan drug designation is only available if there is no other satisfactory method approved in the European Union of diagnosing, preventing or treating the condition, or if such a method exists, the proposed orphan drug will be of significant benefit to patients. Orphan drug designation provides opportunities for free protocol assistance, fee reductions for access to the centralized regulatory procedures before and during the first year after marketing authorization and 10 years of market exclusivity following drug approval. Fee reductions are not limited to the first year after authorization for small and medium enterprises. The exclusivity period may be reduced to six years if the designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity.

The decentralized procedure provides for approval by one or more other, or concerned, member states of an assessment of an application performed by one member state, known as the reference member state. Under this procedure, an applicant submits an application, or dossier, and related materials, including a draft summary of product characteristics, and draft labeling and package leaflet, to the reference member state and concerned member states. The reference member state prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. Within 90 days of receiving the reference member state’s assessment report, each concerned member state must decide whether to approve the assessment report and related materials. If a member state cannot approve the assessment report and related materials on the grounds of potential serious risk to public health, the disputed points may eventually be referred to the European Commission, whose decision is binding on all member states. For the EMA, a Pediatric Investigation Plan, or a request for waiver or deferral, is required for submission prior to submitting an MAA for use for drugs in pediatric populations.

In the European Union, new chemical entities qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity. This data exclusivity, if granted, prevents regulatory authorities in the European Union from assessing a generic (abbreviated) application for eight years, after which generic marketing authorization can be submitted but not approved for two years. Even if a compound is considered to be a new chemical entity and the sponsor is able to gain the prescribed period of data exclusivity, another company nevertheless could also market another version of the drug if such company can complete a full MAA with a complete human clinical trial database and obtain marketing approval of its product.

Employees

As of December 31, 2013, we had 74 full-time employees, 56 of whom were primarily engaged in research and development activities and 40 of whom had an M.D. or Ph.D. degree.

Executive Officers of the Company

The following table sets forth the name, age and position of each of our executive officers.

Name	Age	Position
Robert J. Gould, Ph.D.	59	Chief Executive Officer and Director
Jason P. Rhodes	44	President, Chief Financial Officer and Treasurer
Robert A. Copeland, Ph.D.	57	Executive Vice President and Chief Scientific Officer
Eric E. Hedrick, M.D.	49	Chief Medical Officer

Robert J. Gould, Ph.D. has served as a director since March 2008 and our Chief Executive Officer since March 2010. Prior to joining Epizyme, from November 2006 to March 2010, Dr. Gould served as Director of Novel Therapeutics at The Broad Institute of MIT and Harvard, or Broad, a research institute. Prior to that, Dr. Gould was Vice President, Licensing and External Research, Merck Research Laboratories, at Merck & Co., Inc., or Merck, a healthcare company, where he held a variety of leadership positions during his tenure of over 20 years. Dr. Gould received a B.A. from Spring Arbor College and a Ph.D. from The University of Iowa and undertook post-doctoral studies at The Johns Hopkins University. We believe that Dr. Gould’s detailed knowledge of our company and his over 30 years in the pharmaceutical and biotechnology industries, including his roles at Broad and at Merck, provide a valuable contribution to our board of directors.

Jason P. Rhodes has served as our President, Chief Financial Officer and Treasurer since July 2013 and previously served as our Executive Vice President, Chief Financial Officer and Treasurer from March 2013 to July 2013 and Executive Vice President, Chief Business Officer and Treasurer from March 2010 to March 2013. Prior to joining Epizyme, from July 2007 to March 2010, Mr. Rhodes served as Vice President, Business Development at Alnylam Pharmaceuticals, Inc., or Alnylam, a biopharmaceutical company. Prior to Alnylam, he was a founder and partner with Fidelity Biosciences, Fidelity Investments’ biopharma venture capital group. Mr. Rhodes received a B.A. from Yale University and an M.B.A. from the Wharton School of the University of Pennsylvania.

Robert A. Copeland, Ph.D. has served as our Executive Vice President and Chief Scientific Officer since September 2008. Prior to joining Epizyme, from January 2003 to September 2008, Dr. Copeland was Vice President, Cancer Biology, Oncology Center of Excellence in Drug Discovery, at GSK, a pharmaceutical company. Before joining GSK, Dr. Copeland held scientific staff positions at Merck Research Laboratories of Merck and Bristol-Myers Squibb Company, a biopharmaceutical company, and a faculty position at the University of Chicago Pritzker School of Medicine. Dr. Copeland received a B.S. in chemistry from Seton Hall University, a Ph.D. in chemistry from Princeton University and did postdoctoral studies as the Chaim Weizmann Fellow at the California Institute of Technology.

Eric E. Hedrick, M.D. has served as our Chief Medical Officer since May 2012. Prior to joining Epizyme, Dr. Hedrick served as Vice President, Oncology Development, at Pharmacyclics, Inc., or Pharmacyclics, a biopharmaceutical company, from August 2010 to April 2012, and Interim Chief Medical Officer from May 2011 to April 2012. From October 2009 to August 2010, Dr. Hedrick was an independent drug development consultant, including consulting with Pharmacyclics. From November 2000 to September 2009, Dr. Hedrick held a variety of positions at Genentech, Inc., or Genentech, a biotechnology company, including Medical Director, Group Medical Director and clinical scientist. Prior to his time at Genentech, Dr. Hedrick was an Associate Attending Physician at Memorial Sloan-Kettering Cancer Center where he focused on clinical research in non-Hodgkin lymphoma, myelodysplastic syndromes, multiple myeloma and hematopoietic growth factors. He is a board-certified medical oncologist who was formerly a fellow and staff physician on the Hematology Service at Memorial Sloan Kettering Cancer Center. Dr. Hedrick received a B.A. in biology from Boston University and an M.D. from the University of Maryland.

Our Corporate Information

Epizyme was incorporated under the laws of the state of Delaware on November 1, 2007 under the name Epizyme, Inc. Our principal executive offices are located at 400 Technology Square, Cambridge, Massachusetts 02139. Our telephone number is (617) 229-5872, and our website is located at www.epizyme.com. References to our website are inactive textual references only and the content of our website should not be deemed incorporated by reference into this Form 10-K.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available free of charge on our website located at www.epizyme.com as soon as reasonably practicable after they are filed with or furnished to the Securities and Exchange Commission (the “SEC”). These reports are also available at the SEC’s Internet website at www.sec.gov. The public may also read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

A copy of our Corporate Governance Guidelines, Code of Business Conduct and Ethics and the charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are posted on our website, www.epizyme.com, under “Investor Center” and are available in print to any person who requests copies by contacting Epizyme by calling (617) 229-5872 or by writing to Epizyme, Inc., 400 Technology Square, Cambridge, Massachusetts 02139.

Item 1A. Risk Factors

Careful consideration should be given to the following risk factors, in addition to the other information set forth in this Annual Report on Form 10-K and in other documents that we file with the SEC, in evaluating the Company and our business. Investing in our common stock involves a high degree of risk. If any of the following risks and uncertainties actually occurs, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks described below are not intended to be exhaustive and are not the only risks facing the Company. New risk factors can emerge from time to time, and it is not possible to predict the impact that any factor or combination of factors may have on our business, prospects, financial condition and results of operations.

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

Two of our product candidates are in early clinical development, and our remaining product candidates are in preclinical development. The risk of failure for each of our product candidates is high. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. For example, it is important to note that the objective responses observed in the fourth dose cohort of the dose escalation stage of our Phase 1 clinical trial of EPZ-5676 were observed in only two of the MLL-r patients enrolled in the trial through the fourth cohort, were achieved in an open-label setting, are not statistically significant and might not be achieved by any other patient treated with EPZ-5676. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

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

If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

•	be delayed in obtaining marketing approval for our product candidates;

•	not obtain marketing approval at all;

•	obtain approval for indications or patient populations that are not as broad as intended or desired;

•	obtain approval with labeling or a risk evaluation mitigation strategy that includes significant use or distribution restrictions or safety warnings;

•	be subject to additional post-marketing testing requirements; or

•	have the product removed from the market after obtaining marketing approval.

Our product development costs will also increase if we experience delays in clinical testing or in obtaining marketing approvals. We do not know whether any of our preclinical studies or clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant preclinical or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the United States Food and Drug Administration, or FDA, or similar regulatory authorities outside of the United States. In particular, because we are focused on patients with genetically defined cancers, our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate. For example, enrollment in our Phase 1 clinical trial of EPZ-5676 was slower than we expected because of delays in establishing trial sites. In addition, some of our competitors have ongoing clinical trials for product candidates that treat the broader patient populations within which our product candidates are being developed for the treatment of a subset of identifiable patients with genetically defined cancers, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates.

Patient enrollment is affected by other factors including:

•	the severity of the disease under investigation;

•	the eligibility criteria for the trial in question;

•	the perceived risks and benefits of the product candidate under trial;

•	the efforts to facilitate timely enrollment in clinical trials;

•	the patient referral practices of physicians;

•	the ability to monitor patients adequately during and after treatment; and

•	the proximity and availability of clinical trial sites for prospective patients.

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

Following our general product development strategy, we have designed our ongoing clinical trials of EPZ-5676 and EPZ-6438, and expect to design future trials, to include some patients with the applicable genetic alteration that causes the disease with a view to assessing possible early evidence of potential therapeutic effect. If we are unable to include patients with the applicable genetic alteration, this could compromise our ability to seek participation in FDA expedited review and approval programs, including breakthrough therapy and fast track designation, or otherwise to seek to accelerate clinical development and regulatory timelines.

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

We plan to develop companion diagnostics for our therapeutic product candidates. We expect that, at least in some cases, the FDA and similar regulatory authorities outside of the United States may require the development and regulatory approval of a companion diagnostic as a condition to approving our therapeutic product candidates. We do not have experience or capabilities in developing or commercializing diagnostics and plan to rely in large part on third parties to perform these functions. For example, in December 2012, Eisai and we entered into an agreement with Roche to develop and commercialize a companion diagnostic for use with EPZ-6438 for non-Hodgkin lymphoma patients with EZH2 point mutations. In February 2013, we entered into a similar agreement with Abbott to develop and commercialize a companion diagnostic for use with EPZ-5676 in MLL-r patients. We may seek to enter into a similar agreement with a third party to create a companion diagnostic for use with EPZ-5676 in MLL-PTD patients. However, the MLL-PTD genetic alteration is not currently identified as part of standard diagnostic care, and as a result, it may be more difficult to enter into an agreement with a diagnostic company to create a companion diagnostic for this potential indication or to obtain comparable diagnostic results from those methods being used by sites enrolling MLL-PTD patients in our ongoing Phase 1 trial of EPZ-5676.

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

Since inception, we have incurred significant operating losses. Our net loss was $3.5 million for the year ended December 31, 2013. As of December 31, 2013, we had an accumulated deficit of $56.1 million. To date, we have financed our operations primarily through our collaborations, our initial public offering and private placements of our preferred stock. All of our revenue to date has been collaboration revenue. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and, beginning in 2012, clinical trials. We are still in the early stages of development of our product candidates, and we have not completed development of any drugs. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially over the next several years as we:

•	continue our Phase 1 clinical trial of EPZ-5676, our most advanced product candidate, for treatment of patients with mixed lineage leukemia, or MLL-r, a genetically defined subtype of the two most common forms of acute leukemia, and patients with acute myeloid leukemia with a partial tandem duplication of the MLL gene, or MLL-PTD;

•	continue, together with Eisai, the Phase 1/2 clinical trial of EPZ-6438, our second most advanced product candidate, for treatment of patients with a genetically defined subtype of non-Hodgkin lymphoma, and seek to treat additional indications, including INI1-deficient tumors, such as synovial sarcoma and malignant rhabdoid tumors;

•	initiate our planned Phase 1b clinical trial of EPZ-5676 in pediatric patients with MLL-r and our planned Phase 2 clinical trial of EPZ-6438 in patients with synovial sarcoma;

•	continue the research and development of our other product candidates;

•	seek to discover and develop additional product candidates;

•	seek regulatory approvals for any product candidates that successfully complete clinical trials;

•	ultimately establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any products for which we may obtain regulatory approval;

•	maintain, expand and protect our intellectual property portfolio;

•	hire additional clinical, quality control and scientific personnel; and

•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts.

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

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. If we are required by the FDA, the European Medicines Agency, or EMA, or other regulatory authorities to perform studies in addition to those currently expected, or if there are any delays in completing our clinical trials or the development of any of our product candidates, our expenses could increase.

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

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the Phase 1 clinical trial of EPZ-5676 in MLL-r and MLL-PTD adult patients and the Phase 1/2 clinical trial of EPZ-6438, subject to our opt-in right, initiate our planned Phase 1b clinical trial of EPZ-5676 in pediatric patients with MLL-r, initiate our planned Phase 2 clinical trial of EPZ-6438 in patients with synovial sarcoma, subject to our opt-in right, and continue research and development and initiate additional clinical trials of, and seek regulatory approval for, these product candidates and other product candidates. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on acceptable terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

Based on our research and development plans and our timing expectations related to the progress of our programs, we believe that our existing cash and cash equivalents as of December 31, 2013, together with the $101.3 million of net proceeds before expenses we received from our underwritten public offering of 3,673,901 shares of our common stock in February 2014, accounts receivable for milestones earned in December 2013 and research funding that we expect to receive under our existing collaborations, will enable us to fund our operating expenses and capital expenditure requirements until at least mid-2016, without giving effect to any potential option exercise fees or milestone payments we may receive under our collaboration agreements. Prior to such time, we expect to complete four ongoing and planned proof-of-concept trials in the following five genetically defined cancer patient groups: MLL-r adult patients, MLL-PTD adult patients, MLL-r pediatric patients, non-Hodgkin lymphoma patients with EZH2 point mutations and synovial sarcoma patients. We have based these expectations on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Our future capital requirements will depend on many factors, including:

•	our collaboration agreements remaining in effect and our ability to obtain research funding and achieve milestones under these agreements;

•	the progress and results of our ongoing Phase 1 clinical trial of EPZ-5676 and Phase 1/2 clinical trial of EPZ-6438 and our planned expansion trials of EPZ-5676 and EPZ-6438;

•	the number and development requirements of additional indications for EPZ-5676 and EPZ-6438 and other product candidates that we may pursue, including the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for such product candidates;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution for any of our product candidates for which we receive marketing approval;

•	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;

•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and

•	the extent to which we acquire or in-license other products and technologies.

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

We commenced active operations in early 2008, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our technology, identifying potential product candidates, undertaking preclinical studies and, beginning in 2012, conducting clinical trials. All but two of our product candidates are still in preclinical development. We are conducting a Phase 1 clinical trial of EPZ-5676, our most advanced product candidate, and a Phase 1/2 clinical trial of EPZ-6438, our second most advanced product candidate, but have not completed enrollment in either of these trials. We have not yet demonstrated our ability to successfully complete any clinical trials, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

Specifically, there are a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies. In addition, many companies are developing cancer therapeutics that work by targeting epigenetic mechanisms other than HMTs, and some companies, including Celgene and Eisai, are marketing such treatments. There are also a number of companies that we believe are developing new epigenetic treatments for cancer that target HMTs, including GSK, Novartis AG, Pfizer, Inc. and Genentech, Inc.

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

If our therapeutic collaborations do not result in the successful development and commercialization of products or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. If we do not receive the funding we expect under these agreements, our development of our product platform and product candidates could be delayed and we may need additional resources to develop product candidates and our product platform. All of the risks relating to product development, regulatory approval and commercialization described in this Annual Report on Form 10-K also apply to the activities of our therapeutic collaborators.

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

We currently rely on third party clinical research organizations, or CROs, to conduct our ongoing Phase 1 clinical trial of EPZ-5676 and our ongoing Phase 1/2 clinical trial of EPZ-6438 and do not plan to independently conduct clinical trials of our other product candidates. We expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct our clinical trials. These agreements might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, our product development activities might be delayed.

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

We may be unable to establish any agreements with third party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third party manufacturers, reliance on third party manufacturers entails additional risks, including:

•	reliance on the third party for regulatory compliance and quality assurance;

•	the possible breach of the manufacturing agreement by the third party;

•	the possible misappropriation of our proprietary information, including our trade secrets and know-how; and

•	the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.

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

Risks Related to Our Common Stock

Our executive officers and directors and their affiliates, if they choose to act together, have the ability to control or significantly influence all matters submitted to stockholders for approval.

Our executive officers and directors and their affiliates beneficially own, in the aggregate, shares representing approximately 63.9% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Although our common stock is listed on The NASDAQ Global Market, an active trading market for our shares may not be sustained. If an active market for our common stock does not continue, it may be difficult for our stockholders to sell their shares without depressing the market price for the shares or sell their shares at all. Any inactive trading market for our common stock may also impair our ability to raise capital to continue to fund our operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

The price of our common stock has been and may in the future be volatile and fluctuate substantially.

Our stock price has been and may in the future be volatile. From May 31, 2013 to February 21, 2014, the sale price of our common stock as reported on the NASDAQ Global Market ranged from a high of $45.72 per share to a low of $18.10 per share. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

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

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. As of February 21, 2014, we have outstanding 32,749,841 shares of common stock, of which 20,199,673 shares are subject to restrictions on transfer under 60-day lock-up arrangements with the underwriters of our February 2014 offering. These restrictions are due to expire on April 5, 2014, resulting in these shares becoming eligible for resale into the public market on April 6, 2014 if they are registered under the Securities Act or if they qualify for an exemption from registration under the Securities Act including under Rules 144 or 701.

As of December 31, 2013, there were 6,322,807 shares subject to outstanding options or that are otherwise issuable under our equity compensation plans. In June 2013, we registered all of these shares under the Securities Act of 1933, as amended, on a registration statement on Form S-8. These shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the 60-day lock-up arrangements that certain of our option holders entered into with the underwriters of our February 2014 offering.

We are an “emerging growth company,” and the reduced disclosure requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and may remain an emerging growth company through 2018. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

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

We will continue to incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to compliance initiatives and corporate governance practices.

As a public company, and particularly after we are no longer an emerging growth company, we will continue to incur significant legal, accounting and other expenses. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The NASDAQ Global Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and make some activities more time-consuming and costly.

We cannot predict or estimate the amount of additional costs we may incur to continue to operate as a public company, nor can we predict the timing of such costs. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

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

If securities or industry analysts do not continue to publish research or publish inaccurate or unfavorable research about our business, our share price and trading volume could decline.

The trading market for our common stock may be impacted, in part, by the research and reports that securities or industry analysts publish about us or our business. There can be no assurance that analysts will cover us, continue to cover us or provide favorable coverage. If one or more analysts downgrade our stock or change their opinion of our stock, our share price may decline. In addition, if one or more analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our headquarters are located in Cambridge, Massachusetts, where we occupy approximately 32,000 square feet of office and laboratory space. The term of the lease expires November 30, 2017. On September 30, 2013, we entered into an amendment to the lease for our headquarters under which we leased an additional 10,500 square feet of office space. We expect to occupy this additional space beginning in the first quarter of 2014 through November 30, 2017. We also lease approximately 18,000 square feet of office and laboratory space at a second facility in Cambridge, where our headquarters were located until November 2012, under a lease that expires on December 31, 2014. In November 2013, we entered into a sublease for this space for the remainder of the lease term.

Item 3.	Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Market under the symbol “EPZM.” Trading of our common stock commenced on May 31, 2013, following the completion of our initial public offering. The following table sets forth the high and low sale prices per share of our common stock, as reported on the NASDAQ Global Market, for the periods indicated:

	Market Price
	High	Low
Fourth quarter	$42.71	$18.10
Third quarter	$45.72	$26.06
Second quarter (from May 31, 2013)	$30.86	$18.60

As of February 21, 2014, the number of holders of record of our common stock was 31. This number does not include beneficial owners whose shares are held in street name.

We did not have any shares available to be repurchased under any announced or approved repurchase programs or authorizations as of December 31, 2013.

Dividends

We have never declared or paid cash dividends on our capital stock. We intend to retain all of our future earnings, if any, to finance the growth and development of our business. We do not intend to pay cash dividends to our stockholders in the foreseeable future.

Stock Performance Graph

The following graph shows a comparison from May 31, 2013, the first date that shares of our common stock were publicly traded, through December 31, 2013 of the cumulative total return on an assumed investment of $100.00 in cash in our common stock, the NASDAQ Composite Index and the NASDAQ Biotechnology Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and NASDAQ Biotechnology Index assume reinvestment of dividends.

Comparison of Cumulative Total Return

Among Epizyme, Inc., the NASDAQ Composite Index and the NASDAQ Biotechnology Index

The performance graph in this Item 5 is not deemed to be “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to the liabilities under that Section, and shall not be deemed incorporated by reference into any filing of Epizyme, Inc. under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate it by reference into such a filing.

Recent Sales of Unregistered Securities

Set forth below is information regarding our grants of options and issuance of shares upon the exercise of options, in each case during 2013, to the extent such transactions were not registered under the Securities Act of 1933, as amended, which we refer to as the Securities Act, or previously discussed in our Quarterly Report on Form 10-Q filed on August 1, 2013. Also included is the consideration, if any, received by us for such shares and options and information relating to the section of the Securities Act, or rule of the Securities and Exchange Commission, under which exemption from registration was claimed. No underwriters were involved in any such issuances.

Between January 1, 2013 and April 30, 2013, we granted options to purchase an aggregate of 1,247,315 shares of our common stock, with exercise prices ranging from $3.54 per share to $6.30 per share, to employees and directors pursuant to our 2008 Stock Incentive Plan, as amended. Between January 1, 2013 and June 27, 2013, we issued an aggregate of 173,856 shares of common stock upon the exercise of options for aggregate consideration of $167,928.06. The securities described in this paragraph were issued pursuant to written compensatory plans or arrangements with our employees and directors in reliance upon the exemption from the registration requirements of the Securities Act provided by Rule 701 promulgated under the Securities Act. All recipients either received adequate information about us or had access, through employment or other relationships, to such information.

Use of Proceeds from Initial Public Offering

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

As of December 31, 2013, we have used approximately $42.9 million of the net offering proceeds primarily to fund the clinical development of EPZ-5676 and EPZ-6438, to fund research and development to build our product platform and advance our pipeline of preclinical product candidates and for working capital and general corporate purposes. We are holding a significant portion of the balance of the net proceeds from the offering in interest-bearing money market accounts and prime money market funds. There has been no material change in our planned use of the balance of the net proceeds from the offering described in the prospectus filed by us with the SEC pursuant to Rule 424(b)(4) on May 31, 2013.

Item 6. Selected Financial Data

The following selected financial data has been derived from our consolidated financial statements. The information set forth below should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and with our consolidated financial statements and notes thereto included elsewhere in this document.

	Year Ended December 31,
	2013	2012	2011
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Collaboration revenue	$68,482	$45,222	$6,944
Operating expenses:
Research and development	57,567	38,482	22,911
General and administrative	14,042	7,508	5,000

Total operating expenses	71,609	45,990	27,911

Operating loss	(3,127)	(768)	(20,967)

Other (expense) income, net	(7)	67	10
Income tax expense	349	1	—

Net loss	$(3,483)	$(702)	$(20,957)

Accretion of redeemable convertible preferred stock to redemption value	264	486	45

Loss allocable to common stockholders	$(3,747)	$(1,188)	$(21,002)

Basic and diluted loss per share allocable to common stockholders	$(0.22)	$(0.72)	$(14.65)
Basic and diluted weighted average shares outstanding	17,049	1,645	1,434

	As of December 31,
	2013	2012
	(In thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$123,564	$97,981
Total assets	162,988	103,511
Deferred revenue	46,872	69,445
Redeemable convertible preferred stock	—	76,156
Total stockholders’ equity (deficit)	104,313	(51,126)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements included in this Annual Report on Form 10-K, which have been prepared by us in accordance with accounting principles generally accepted in the United States of America, or GAAP, and with Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended. This discussion and analysis should be read in conjunction with these consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in Part I, Item 1A. Risk Factors of this Annual Report on Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

We are a leader in the translation of the science of epigenetics into first-in-class personalized therapeutics for patients with genetically defined cancers and currently have two HMT inhibitors in clinical development for the treatment of patients with genetically defined cancers. We believe we are the first company to conduct a clinical trial of an HMT inhibitor. We are conducting a Phase 1 clinical trial of our most advanced product candidate, EPZ-5676, an inhibitor targeting the DOT1L HMT, being developed for the treatment of acute leukemias with genetic alterations of the MLL gene, referred to as MLL-r and MLL-PTD. We are also conducting a Phase 1/2 clinical trial of our second most advanced product candidate, EPZ-6438, an inhibitor targeting the EZH2 HMT, being developed for the treatment of a genetically defined subtype of non-Hodgkin lymphoma and solid tumors including INI1-deficient tumors such as synovial sarcoma and malignant rhabdoid tumors, or MRT.

In 2014, we plan to have four clinical trials ongoing that are intended to assess the proof-of-concept of our product candidates in the following five genetically defined cancer patient groups:

•	The expansion stage of our ongoing Phase 1 clinical trial of EPZ-5676 in MLL-r adult patients and MLL-PTD adult patients;

•	Our planned Phase 1b clinical trial of EPZ-5676 in MLL-r pediatric patients;

•	Our planned Phase 2 clinical trial of EPZ-6438 in non-Hodgkin lymphoma patients with EZH2 point mutations as part of our ongoing Phase 1/2 clinical trial of EPZ-6438; and

•	Our planned Phase 2 clinical trial of EPZ-6438 in synovial sarcoma patients.

The initiation of our proof-of-concept trials of EPZ-6438 is subject to our review of the data from the Phase 1 clinical trial of EPZ-6438 that we are conducting as part of our ongoing Phase 1/2 clinical trial of EPZ-6438.

In addition to our clinical programs, we also have a pipeline of HMT inhibitors in preclinical development that target our other prioritized HMTs in the HMTome. These programs are directed to genetically defined cancers, both hematological and solid tumors.

We have entered into three therapeutic collaborations that have provided us with $135.5 million in non-equity funding as of December 31, 2013. In addition, as of December 31, 2013, we were entitled to receive $33.7 million for milestone payments earned, research and development services revenue earned and global development co-funding, including a $25.0 million proof-of-concept milestone in our collaboration with Celgene earned by achieving objective responses in two MLL-r patients enrolled in the dose escalation stage of our Phase 1 trial of EPZ-5676 and a $4.0 million milestone in our collaboration with GSK earned by achieving a development candidate milestone. We retain commercialization or co-commercialization rights in the United States under two of these collaborations.

The clinical development plan for each of our therapeutic product candidates is directed towards patients with a particular genetically defined cancer. For many of our therapeutic product candidates, we plan to develop a companion diagnostic for the identification of patients with the genetically defined cancers that we seek to treat with our therapeutic product candidates. We plan to include patients with the particular genetically defined cancer in our clinical trials beginning in Phase 1 with a view to assessing possible early evidence of potential therapeutic effect. As we are tailoring our personalized therapeutics for discrete patient populations with genetically defined cancers, we believe that many of our products may qualify for orphan drug designation in the United States, the European Union and other regions.

In addition to the therapeutic programs listed above, we are working with GSK on the development of three specified HMT inhibitors that are in preclinical development and for which GSK holds commercial rights. We also have active drug discovery programs for other HMTs that we have prioritized.

We design, manage and evaluate the results of all of our research and development plans centrally and have engaged a multinational network of clinical research organizations, or CROs, to execute on specific phases of our research and development programs. By employing this network of CROs, we seek to manage multiple development programs while maintaining flexibility in our cost structure.

We commenced active operations in early 2008, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our technology, identifying potential product candidates, undertaking preclinical studies and, beginning in 2012, conducting clinical trials. To date, we have financed our operations primarily through our initial public offering, private placements of our preferred stock and funding received from collaboration and license agreements. All of our revenue to date has been collaboration revenue. Since our inception and through December 31, 2013, we have raised an aggregate of $294.0 million to fund our operations, of which $135.5 million was non-equity funding through our collaboration agreements, $82.5 million was from our initial public offering and $76.0 million was from the sale of preferred stock. In addition, as of December 31, 2013, we were entitled to receive $33.7 million for milestone payments earned, research and development services revenue earned and global development co-funding. In February 2014, we completed an offering of 3,673,901 shares of our common stock, at a price of $29.25 per share. We received net proceeds before expenses from this offering of $101.3 million after deducting underwriting discounts and commissions paid by us.

Since inception, we have incurred significant operating losses. Our net loss was $3.5 million for the year ended December 31, 2013. As of December 31, 2013, we had an accumulated deficit of $56.1 million. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we continue our Phase 1 clinical trial of EPZ-5676 in MLL-r and MLL-PTD adult patients; initiate our planned Phase 1b clinical trial of EPZ-5676 in pediatric patients with MLL-r; continue our Phase 1/2 clinical trial of EPZ-6438, subject to our opt-in right; initiate our planned Phase 2 clinical trial of EPZ-6438 in patients with synovial sarcoma, subject to our opt-in right; continue the research and development of our other product candidates; seek to discover and develop additional product candidates; seek regulatory approvals for our product candidates that successfully complete clinical trials; establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any products for which we may obtain regulatory approval; maintain, expand and protect our intellectual property portfolio; hire additional clinical, quality control and scientific personnel; and add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts.

Collaborations

The key terms of our primary collaborations are as follows:

•	Celgene

In April 2012, we entered into a collaboration and license agreement with Celgene to discover, develop and commercialize, in all countries other than the United States, small molecule HMT inhibitors targeting DOT1L, including EPZ-5676, and any other HMT targets from our product platform for patients with genetically defined cancers, excluding targets covered by our two other existing therapeutic collaborations, which we refer to as the available targets.

Agreement Structure

Under the terms of the agreement, we received a $65.0 million upfront payment and $25.0 million from the sale of our series C preferred stock to an affiliate of Celgene, of which $3.0 million was considered a premium and included as collaboration arrangement consideration for a total upfront payment of $68.0 million. In addition, we earned a $25.0 million clinical development milestone payment and recorded $1.9 million of global development co-funding during the year ended December 31, 2013. We are also eligible to earn up to $35.0 million in additional clinical development milestone payments and up to $100.0 million in regulatory milestone payments related to DOT1L as well as up to $65.0 million in payments, including a combination of clinical development milestone payments and an option exercise fee, and up to $100.0 million in regulatory milestone payments for each available target as to which Celgene exercises its option during an initial option period ending in July 2015. Celgene has the right to extend the option period until July 2016 by making a significant option extension payment. As to DOT1L and each available target as to which Celgene may exercise its option, we retain all product rights in the United States and are eligible to receive royalties for each target at defined percentages ranging from the mid-single digits to the mid-teens on net product sales outside of the United States, subject to reductions in specified circumstances. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with pharmaceutical development, we may not receive any milestone or royalty payments from Celgene. The next potential milestone payment that we might be entitled to receive under this agreement is $35.0 million for the initiation of a pivotal clinical trial, as defined in the agreement, for our DOT1L inhibitor.

We are obligated to conduct and solely fund research and development costs of the Phase 1 clinical trials for EPZ-5676 and through the effectiveness of the first investigational new drug application for an HMT inhibitor directed to each available target selected by Celgene, after which Celgene and we will equally co-fund global development and each party will solely fund territory-specific development costs for its territory.

Collaboration Revenue

Through December 31, 2013, in addition to amounts allocated to Celgene’s purchase of shares of our series C preferred stock, we recorded a total of $94.9 million in cash and accounts receivable under the Celgene agreement, including a $3.0 million implied premium on Celgene’s purchase of our series C preferred stock. Of this amount, we recognized $37.8 million and $23.9 million of collaboration revenue in the consolidated statements of operations and comprehensive loss during the years ended December 31, 2013 and 2012, respectively, and $1.9 million of global development co-funding as a reduction to research and development expense during the year ended December 31, 2013. As of December 31, 2013, we had deferred revenue of $31.3 million related to this agreement.

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

Agreement Structure

Under the terms of the agreement, we recorded a $3.0 million upfront payment, $7.0 million in preclinical research and development milestone payments, a $6.0 million clinical development milestone achieved in June 2013 and $18.0 million for research and development services through December 31, 2013. We are eligible to earn up to $25.0 million in additional clinical development milestone payments, up to $55.0 million in regulatory milestone payments and up to $115.0 million in sales-based milestone payments. We are also eligible to receive royalties at a percentage in the mid-single digits on any net product sales outside the United States and at a percentage from the mid-single digits to low double-digits on any net product sales in the United States, subject to reduction in specified circumstances. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with pharmaceutical development, we may not receive any additional milestone payments or royalty or profit share payments from Eisai. The next potential milestone payment that we might be entitled to receive under this agreement is $10.0 million for the initiation of the Phase 2 portion of the Phase 1/2 clinical trial.

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

Collaboration Revenue

Through December 31, 2013, we recorded a total of $34.0 million in cash and accounts receivable under this agreement. During the years ended December 31, 2013, 2012 and 2011, we recognized $14.3 million, $11.5 million and $6.6 million of collaboration revenue, respectively, under this agreement. As of December 31, 2013, we had deferred revenue of $1.6 million related to this agreement.

•	GSK

In January 2011, we entered into a collaboration and license agreement with GSK to discover, develop and commercialize novel small molecule HMT inhibitors directed to available targets from our product platform. Under the terms of the agreement, we granted GSK exclusive worldwide license rights to HMT inhibitors directed to three targets. Additionally, as part of the research collaboration provided for in the agreement, the Company agreed to provide research and development services related to the licensed targets pursuant to agreed upon research plans during a research term that ends January 8, 2015, or earlier if selection of a development candidate occurs.

Agreement Structure

Under the agreement, we recorded a $20.0 million upfront payment, $6.0 million of fixed research funding, $12.0 million of preclinical research and development milestone payments and $2.0 million of prepaid research funding through December 31, 2013. In addition, in February 2014, we earned a $2.0 million preclinical research and development milestone under this agreement. Following the February 2014 milestone achievement, we are eligible to receive up to $15.0 million in additional preclinical research and development milestone payments, up to $99.0 million in clinical development milestone payments, up to $240.0 million in regulatory milestone payments and up to $270.0 million in sales-based milestone payments. In addition, GSK is required to pay us royalties at percentages from the mid-single digits to the low double-digits, on a licensed product-by-licensed product basis, on worldwide net product sales, subject to reductions in specified circumstances. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with pharmaceutical development, we may not receive any additional milestone payments or royalty payments from GSK. The next potential milestone payment that we might be entitled to receive under this agreement is a preclinical research and development milestone. However, due to the varying stages of development of each licensed target, we are not able to determine the next milestone that might be achieved, if any.

For each selected target in the collaboration, we are primarily responsible for research until the selection of the development candidate, and GSK is solely responsible for subsequent development and commercialization. GSK provided a fixed amount of research funding during the second and third years of the research term and is obligated to provide research funding equal to 100.0% of research and development costs, subject to specified limitations, for any research activities we conduct in the fourth year of the research term.

Collaboration Revenue

Through December 31, 2013, we recorded a total of $40.0 million in cash and accounts receivable under the GSK agreement. During the years ended December 31, 2013 and 2012, we recognized $16.4 million and $9.7 million of collaboration revenue, respectively, under this agreement. We did not recognize any collaboration revenue in the year ended December 31, 2011 under this agreement. As of December 31, 2013, we had deferred revenue of $13.9 million related to this agreement.

•	Companion Diagnostic Collaborations. In collaboration with established diagnostic companies, we are developing companion diagnostics to identify patients who have the specific genetically defined cancer targeted by our product candidate. In December 2012, Eisai and we entered into an agreement with Roche Molecular Systems, Inc., or Roche, to develop and to commercialize a companion diagnostic for use with our EPZ-6438 product candidate. The development costs under the agreement with Roche will be the responsibility of Eisai until such time as we may exercise our opt-in right under the collaboration with Eisai. If we exercise our opt-in right under the Eisai agreement, the costs under the Roche agreement will be shared by us and Eisai as determined under the profit share and co-commercialization components of the Eisai collaboration agreement.

In February 2013, we entered into an agreement with Abbott under which we agreed to fund Abbott’s development of a companion diagnostic to identify patients with the MLL-r genetic alteration targeted by EPZ-5676. Under the terms of the agreement, we paid Abbott an upfront payment of $0.9 million upon the execution of the agreement, are obligated to make aggregate milestone-based development payments of up to $6.0 million and are obligated to reimburse Abbott specified costs expected to be incurred in connection with Abbott conducting clinical trials to obtain the necessary regulatory approvals for the companion diagnostic which are not to exceed $0.9 million unless any excess costs are agreed to in advance.

Results of Operations for the Years Ended December 31, 2013, 2012 and 2011

Collaboration Revenue

The following is a comparison of collaboration revenue for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
	(In millions)
Collaboration revenue	$68.5	$45.2	$6.9

Our revenue consists of collaboration revenue, including amounts recognized from deferred revenue related to upfront payments for licenses or options to obtain licenses in the future, research and development services revenue earned and milestone payments earned under collaboration and license agreements with our collaboration partners.

2013 Compared to 2012

During the year ended December 31, 2013, collaboration revenue consisted of $24.3 million recognized from deferred revenue related to upfront payments for licenses, $35.0 million in milestone revenue and $9.2 million in research and development funding. This revenue compares to $30.2 million recognized from deferred revenue related to upfront payments for licenses, $8.0 million in milestone revenue and $7.0 million in research and development funding recognized in the year ended December 31, 2012, collectively representing a $23.3 million, or 51%, increase in collaboration revenue in 2013 compared to 2012.

Collaboration revenue recognized from deferred revenue related to upfront payments for licenses in the year ended December 31, 2013 comprised $12.8 million under our Celgene agreement, $1.6 million under our Eisai agreement and $9.9 million under our GSK agreement, as compared to $23.9 million under our Celgene agreement, $1.6 million under our Eisai agreement and $4.6 million under our GSK agreement in 2012. Milestone revenue in the year ended December 31, 2013 represents a $25.0 million clinical development milestone achieved under our Celgene agreement, a $6.0 million clinical development milestone achieved under our Eisai agreement and a $4.0 million preclinical research and development milestone achieved under our GSK agreement as compared to a $4.0 million preclinical research and development milestone achieved under our Eisai agreement and $4.0 million in preclinical research and development milestones achieved under our GSK agreement in the year ended December 31, 2012. Collaboration revenue recognized for research and development services in the year ended December 31, 2013 comprised $6.7 million under our Eisai agreement and $2.5 million under our GSK agreement, as compared to $5.9 million under our Eisai agreement and $1.1 million under our GSK agreement in 2012.

2012 Compared to 2011

The $38.3 million increase in collaboration revenue in 2012 compared to 2011 was primarily due to the recognition of $23.9 million of revenue in connection with our collaboration with Celgene, which was entered into in April 2012, the recognition of $9.7 million of revenue in 2012 in connection with our collaboration with GSK, as compared to none during 2011, and an increase in revenue recognized from our collaboration with Eisai from $6.6 million in 2011 to $11.5 million in 2012.

Collaboration revenue recognized under the Celgene agreement during 2012 reflects amounts earned related to:

•	the delivery of the DOT1L license and the provision of related research services, both prior to and subsequent to IND effectiveness for EPZ-5676 in July 2012; and

•	the provision of research services related to other potential DOT1L product candidates.

Collaboration revenue recognized under the Eisai agreement reflects amounts earned related to the EZH2 license and research services, including $4.0 million that we received upon the achievement of a substantive milestone related to the selection of a development candidate in 2012.

Collaboration revenue recognized under the GSK agreement during 2012 reflects amounts earned for research services related to all three HMT targets licensed by GSK as of July 2012, the end of the target selection term under this agreement, as well as $4.0 million related to preclinical research and development milestones that were achieved in 2012 after the end of the selection term. Prior to the end of the selection term, we did not recognize any collaboration revenue under this agreement, as none of the delivered elements were deemed to have standalone value apart from the undelivered elements of the arrangement.

Research and Development

The following is a comparison of research and development expenses for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
	(In millions)
Research and development	$57.6	$38.5	$22.9

Research and development expenses consist of expenses incurred in performing research and development activities, including compensation and benefits for full-time research and development employees, facilities expenses, overhead expenses, clinical trial and related clinical manufacturing expenses, fees paid to third party clinical research organizations, or CROs, and other outside expenses. As we advance our product platform, we are conducting research on several prioritized HMT targets. Our research and development team is organized such that the strategy, design, management and evaluation of results of all of our research and development plans is accomplished internally while some of our research and development activities are executed using our multinational network of CROs. In the early phases of development, our research and development costs are often devoted to enhancing our product platform and are not necessarily allocable to specific targets. In circumstances where our collaboration and license agreements provide for equally co-funded global development under joint risk sharing collaborations, amounts received from collaboration partners for such co-funding are recorded as a reduction to research and development expense.

The following table illustrates the components of our research and development expenses:

	Year Ended December 31,
Product Program (Phase as of the latest period end)	2013	2012	2011
	(In millions)
External research and development expenses:
EPZ-5676 (Phase 1) and related DOT1L programs	$13.3	$8.0	$5.8
EPZ-6438 (Phase 1/2) and related EZH2 programs	3.9	3.5	3.8
Discovery and preclinical stage product programs, collectively	22.4	12.9	5.3
Internal research and development expenses	18.0	14.1	8.0

Total research and development expenses	$57.6	$38.5	$22.9

During the years ended December 31, 2013 and 2012, our total research and development expenses increased by $19.1 million, or 49.6%, and $15.6 million, or 68.1%, respectively, compared to the prior years, primarily due to the expansion of our product platform and the advancement of our research and development on specific targets, principally DOT1L, EZH2 and the three target programs partnered with GSK. Research and development expenses for EPZ-5676 for the year ended December 31, 2013 are net of $1.9 million of global development co-funding from Celgene.

Most of our research and development costs have been external costs, which we began tracking on a program-by-program basis in the first quarter of 2010. Our internal research and development costs are primarily compensation expenses for our full-time research and development employees. We do not track internal research and development costs on a program-by-program basis. However, by employing a multinational network of CROs, our employees are able to dedicate significant amounts of their time to the expansion and development of our product platform while managing the research performed by our CROs. Our internal research and development expenses increased by $3.9 million in 2013 as compared to 2012 and by $6.1 million in 2012 as compared to 2011 as the number of our research and development employees grew from 33 employees as of December 31, 2011 to 47 employees as of December 31, 2012 and to 56 employees as of December 31, 2013.

During the year ended December 31, 2013, external research and development expenses for EPZ-5676 and related DOT1L programs focused on the advancement of the EPZ-5676 Phase 1 clinical trial, with expenses increasing to $13.3 million. During the years ended December 31, 2012 and 2011, external research and development spending for EPZ-5676 and related DOT1L programs focused on the advancement of EPZ-5676, with expenses increasing from $5.8 million for the year ended December 31, 2011 to $8.0 million for the year ended December 31, 2012, principally due to spending on preclinical studies. During the year ended December 31, 2013, external research and development expenses for EPZ-6438 and related EZH2 programs focused on the EPZ-6438 Phase 1/2 clinical trial with expenses of $3.9 million. During the years ended December 31, 2012 and 2011, external research and development spending for EPZ-6438 and related EZH2 programs focused on progressing our EPZ-6438 product candidate into preclinical phases, with expenses decreasing slightly, from $3.8 million in 2011 to $3.5 million in 2012, as some phases of development shifted to Eisai. External research and development spending for discovery and preclinical stage product programs, including the three target programs partnered with GSK, increased from $5.3 million for the year ended December 31, 2011 to $12.9 million for the year ended December 31, 2012 and $22.4 million for the year ended December 31, 2013 as we advanced the research and development of these programs.

External research and development spending from January 1, 2010 through December 31, 2013 was $32.5 million for EPZ-5676 and related DOT1L programs and $12.8 million for EPZ-6438 and related EZH2 programs. We did not maintain program-specific external cost information prior to January 1, 2010.

We expect that research and development expenses will increase in 2014 as we continue to progress and expand our ongoing clinical trials and as we continue to build our product platform and advance our other discovery and preclinical stage product programs.

General and Administrative

The following is a comparison of general and administrative expenses for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
	(In millions)
General and administrative	$14.0	$7.5	$5.0

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

For the year ended December 31, 2013, our general and administrative expenses increased by $6.5 million, or 87%, compared to the year ended December 31, 2012, primarily related to additional professional fees, insurance and other costs associated with public company operation as well as increased stock-based compensation expense and other costs to support our growing organization, as we grew to 18 general and administrative employees as of December 31, 2013.

For the year ended December 31, 2012, our general and administrative expenses increased by $2.5 million, or 50%, compared to the year ended December 31, 2011, primarily related to increased compensation expenses, as we grew from nine general and administrative employees as of December 31, 2011 to 15 general and administrative employees as of December 31, 2012, and increased legal expenses for the maintenance, expansion and protection of our intellectual property portfolio.

We expect that general and administrative expenses will increase in 2014 as we expand our operating activities and incur additional costs associated with being a publicly traded company.

Other (Expense) Income, Net

Other (expense) income, net consists of interest income earned on our cash equivalents, offset by interest and other expense. The change to other expense, net in the year ended December 31, 2013 from other income in the year ended December 31, 2012 reflects the recognition of interest expense on contract termination obligations. The increase in other income, net to $0.1 million in the year ended December 31, 2012 from $10,000 in the year ended December 31, 2011 reflects the increase in our interest-bearing cash equivalents, which resulted in higher interest income year-over-year.

Income Tax Expense

Income tax expense for the year ended December 31, 2013 consisted primarily of current federal tax expense, as we were able to utilize all of our federal and state net operating loss carryforwards to offset the majority of our takable income for the year. Income tax expense for the year ended December 31, 2012 consisted solely of current state tax expense, as we were able to utilize federal net operating loss carryforwards to fully offset federal taxable income for the year. For all years prior to 2012, we incurred taxable losses and accumulated significant federal and state net operating losses as well as research and development tax credits.

Accretion of Preferred Stock

Our redeemable convertible preferred stock automatically converted into common stock upon the closing of our initial public offering in June 2013. Our preferred stock was redeemable beginning in 2017 at its original issue prices per share plus any declared but unpaid dividends upon a specified vote of the preferred stockholders. Accretion of preferred stock reflected the periodic accretion of issuance costs and premiums on each series of preferred stock, where applicable, to their respective redemption values. We recorded $0.3 million of accretion in the year ended December 31, 2013, until the conversion into common stock, as well as $0.5 million and $45,000 of accretion in the years ended December 31, 2012 and 2011, respectively. As a result of this conversion, as of December 31, 2013, we do not have any preferred stock outstanding and will not record any additional accretion of preferred stock related to the shares of redeemable convertible preferred stock previously issued.

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

Since our inception and through December 31, 2013, we have raised an aggregate of $294.0 million to fund our operations, of which $135.5 million was non-equity funding through our collaboration agreements, $82.5 million was from the sale of common stock in our initial public offering and $76.0 million was from the sale of preferred stock. In addition, as of December 31, 2013, we were entitled to receive $33.7 million for milestone payments earned, research and development services revenue earned and global development co-funding. As of December 31, 2013, we had $123.6 million in cash and cash equivalents.

In addition to our existing cash and cash equivalents, we receive research and development funding and are eligible to earn a significant amount of option exercise and milestone payments under our collaboration agreements. Our ability to earn these payments and the timing of earning these payments is dependent upon the outcome of our research and development activities and is uncertain at this time. Our rights to payments under our collaboration agreements are our only committed external source of funds.

In February 2014, we completed an offering of 3,673,901 shares of our common stock, at a price of $29.25 per share. We received net proceeds before expenses from this offering of $101.3 million after deducting underwriting discounts and commissions paid by us.

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

Because our product candidates are in various stages of clinical and preclinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates or whether, or when, we may achieve profitability. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity or debt financings and collaboration arrangements. Except for any obligations of our collaborators to reimburse us for research and development expenses or to make option exercise, milestone or royalty payments under our agreements with them, we do not have any committed external sources of liquidity. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. Our ability to enter into collaboration agreements for additional HMT targets is significantly limited until the end of the option period under the Celgene agreement and may continue to be limited after the end of the option period depending on how many other HMT targets Celgene elects to license, if any. If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise any additional funds that may be needed through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Outlook

Based on our research and development plans and our timing expectations related to the progress of our programs, we believe that our existing cash and cash equivalents as of December 31, 2013, together with the net proceeds we received from our common stock offering in February 2014, accounts receivable for milestones earned in December 2013 and research funding that we expect to receive under our existing collaborations, will enable us to fund our operating expenses and capital expenditure requirements until at least mid-2016, without giving effect to any potential option exercise fees or milestone payments we may receive under our collaboration agreements. We have based this estimate on assumptions that may prove to be wrong, particularly as the process of testing drug candidates in clinical trials is costly and the timing of progress in these trials is uncertain. As a result, we could use our capital resources sooner than we expect.

Cash Flows

The following is a summary of cash flows for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
	(In millions)
Net cash (used in) provided by operating activities	$(53.7)	$44.2	$10.0
Net cash used in investing activities	(0.6)	(1.4)	(0.9)
Net cash provided by financing activities	79.9	21.9	19.1

Net Cash (Used in) Provided by Operating Activities

Net cash used in operating activities of $53.7 million during the year ended December 31, 2013 compared to net cash provided by operating activities of $44.2 million during the year ended December 31, 2012 and $10.0 million during the year ended December 31, 2011. The change from net cash provided by operating activities in 2012 to net cash used in operating activities during the year ended December 31, 2013 reflects a $68.0 million upfront payment received from Celgene and allocated to our collaboration agreement in April 2012, as well as increased spending in 2013. The increase in net cash provided by operating activities during the year ended December 31, 2012, compared to the year ended December 31, 2011, was driven by an increase in cash from collaborations, primarily due to the $68.0 million upfront payment received upon the execution of the Celgene agreement in 2012, partially offset by an increase in operating expenses in 2012.

Net Cash Used in Investing Activities

Net cash used in investing activities relates to the purchase of property and equipment. The increase in property and equipment purchases in 2012 compared to 2013 and 2011 consisted primarily of purchases of laboratory equipment, due to the growth of our research and development activities, and office furniture and equipment, related to our move to a larger office and laboratory facility in November 2012.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $79.9 million during the year ended December 31, 2013 primarily reflects cash received from our initial public offering. Net cash provided by financing activities during the years ended December 31, 2012 and 2011 primarily related to the sale of preferred stock in both years. In April 2012, we sold 9.8 million shares of series C preferred stock to an affiliate of Celgene for proceeds of $25.0 million, of which $3.0 million was considered to be a premium and was allocated to the deliverables under the collaboration agreement, resulting in $22.0 million being allocated to the series C preferred stock. In September 2011, we sold 18.1 million shares of series B preferred stock to our existing investors for net proceeds of $19.0 million.

Contractual Obligations and Contingent Liabilities

The following summarizes our significant contractual obligations as of December 31, 2013:

Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(In thousands)
Operating leases	$11,203	$3,392	$5,285	$2,526	$—
Research and development contract obligations	5,140	1,490	3,650	—	—

Total obligations	$16,343	$4,882	$8,935	$2,526	$—

•	Operating Leases. Represents future minimum lease payments under non-cancelable operating leases in effect as of December 31, 2013, including the remaining payments under our operating lease for our current office and laboratory facility in Cambridge, Massachusetts, which was amended in September 2013 to include additional office space, and the remaining lease payments for our former facility in Cambridge. In November 2013, we entered into a sub-lease for our former facility in Cambridge. The future minimum lease payments included in this table do not reflect the $0.5 million of sublease rental income that we expect to receive through 2014 under this non-cancelable sublease. The minimum lease payments above do not include common area maintenance charges or real estate taxes.

•	Research and Development Contract Obligations. Represents obligations by us to make payments under long-term research and development contracts.

The contractual obligations table does not include any potential future milestone or royalty payments we may be required to make under our license agreement with the University of North Carolina, under which we were granted an exclusive worldwide license to specified patent rights and a non-exclusive worldwide license to specified know-how and biological materials, or any potential future milestone or royalty payments we may be required to make under a non-exclusive license to patent related to an excipient in the formulation of a therapeutic product candidate due to the uncertainty of the occurrence of the events requiring payment under these agreements. The table also excludes potential future payments we may be required to make if we elect to opt in to the co-development, co-commercialization and profit share arrangement provided for under our collaboration with Eisai, including our share of potential future milestone payments due under the Roche companion diagnostics development agreement.

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the balance sheets and the reported amounts of collaboration revenue and expenses during the reporting periods. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances at the time such estimates are made. Actual results and outcomes may differ materially from our estimates, judgments and assumptions. We periodically review our estimates in light of changes in circumstances, facts and experience. The effects of material revisions in estimates are reflected in the consolidated financial statements prospectively from the date of the change in estimate.

We define our critical accounting policies as those accounting principles generally accepted in the United States of America that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations as well as the specific manner in which we apply those principles. We believe the critical accounting policies used in the preparation of our financial statements which require significant estimates and judgments are as follows:

Revenue Recognition

We recognize revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; our price to the customer is fixed or determinable and collectability is reasonably assured. The terms of our collaboration and license agreements typically contain multiple deliverables, which may include licenses, or options to obtain licenses, to compounds directed to specific HMT targets, referred to as exclusive licenses, as well as research and development activities to be performed by us on behalf of the collaboration partner related to the licensed HMT targets. Payments that we may receive under these agreements include non-refundable license fees, option fees, extension fees, payments for research activities, payments based upon the achievement of specified milestones and royalties on any resulting net product sales.

Multiple-Element Revenue Arrangements. Our collaborations primarily represent multiple-element revenue arrangements. To account for these transactions, we determine the elements, or deliverables, included in the arrangement and allocate arrangement consideration to the various elements based on each element’s relative selling price. The identification of individual elements in a multiple-element arrangement and the estimation of the selling price of each element involve significant judgment, including consideration as to whether each delivered element has standalone value to the collaborator. We determine the estimated selling price for deliverables within each agreement using vendor-specific objective evidence of selling price, if available, or third party evidence of selling price if vendor-specific objective evidence is not available, or our best estimate of selling price, if neither vendor-specific objective evidence nor third party evidence is available. Determining the best estimate of selling price for a deliverable requires significant judgment. We typically use our best estimate of selling price to estimate the selling price for licenses to our proprietary technology, since we do not have vendor-specific objective evidence or third party evidence of selling price for these deliverables. In those circumstances where we apply our best estimate of selling price to determine the estimated selling price of a license to our proprietary technology, we consider market conditions as well as entity-specific factors, including those factors contemplated in negotiating the agreements as well as internally developed estimates that include assumptions related to the market opportunity, estimated development costs, probability of success and the time needed to commercialize a product candidate pursuant to the license. In validating our best estimate of selling price, we evaluate whether changes in the key assumptions used to determine our best estimate of selling price will have a significant effect on the allocation of arrangement consideration between deliverables. We recognize consideration allocated to an individual element when all other revenue recognition criteria are met for that element.

Our multiple-element revenue arrangements generally include the following:

•	Exclusive Licenses. The deliverables under our collaboration agreements generally include exclusive licenses to discover, develop, manufacture and commercialize compounds with respect to one or more specified HMT targets. To account for this element of the arrangement, we evaluate whether the exclusive license has standalone value from the undelivered elements to the collaboration partner based on the consideration of the relevant facts and circumstances of each arrangement, including the research and development capabilities of the collaboration partner and other market participants. Arrangement consideration allocated to licenses may be recognized upon delivery of the license if facts and circumstances indicate that the license has standalone value apart from the undelivered elements, which generally include research and development services. Arrangement consideration allocated to licenses is deferred if facts and circumstances indicate that the delivered license does not have standalone value from the undelivered elements.

We have determined that some of our exclusive licenses lack standalone value apart from the related research and development services, and in those circumstances we recognize collaboration revenue from non-refundable exclusive license fees on a straight-line basis over the contracted or estimated period of performance, which is generally the period over which the research and development services are to be provided.

•	Research and Development Services. The deliverables under our collaboration and license agreements generally include deliverables related to research and development services to be performed on behalf of the collaboration partner. As the provision of research and development services is a part of our central operations, when we are principally responsible for the performance of these services under the agreements, we recognize revenue on a gross basis for research and development services as those services are performed.

•	Option Arrangements. Our arrangements may provide a collaborator with the right to select a target for licensing either at the inception of the arrangement or within an initial pre-defined selection period, which may, in certain cases, include the right of the collaborator to extend the selection period. Under these agreements, fees may be due to us at the inception of the arrangement as an upfront fee or payment, upon the exercise of an option to acquire a license or upon extending the selection period as an extension fee or payment.

The accounting for option arrangements is dependent on the nature of the options granted to the collaboration partner. Options are considered substantive if, at the inception of the arrangement, we are at risk as to whether the collaboration partner will choose to exercise the options to secure exclusive licenses. Factors that are considered in evaluating whether options are substantive include the overall objective of the arrangement, the benefit the collaborator might obtain from the arrangement without exercising the options, the cost to exercise the options relative to the total upfront consideration and the additional financial commitments or economic penalties imposed on the collaborator as a result of exercising the options. For arrangements under which the option to secure licenses is considered substantive, we do not consider the licenses to be deliverables at the inception of the arrangement. For arrangements where the option to secure licenses is not considered substantive, we consider the license to be a deliverable at the inception of the arrangement and, upon delivery of the license, would apply the multiple-element revenue arrangement criteria to the license and any other deliverables to determine the appropriate revenue recognition. None of the options to secure exclusive licenses included in our collaborative arrangements have been determined to be substantive.

Milestone Revenue. Our collaboration and license agreements generally include contingent milestone payments related to specified preclinical research and development milestones, clinical development milestones, regulatory milestones and sales-based milestones. Preclinical research and development milestones are typically payable upon the selection of a compound candidate for the next stage of research and development. Clinical development milestones are typically payable when a product candidate initiates or advances in clinical trial phases or achieves defined clinical events, such as proof-of-concept. Regulatory milestones are typically payable upon submission for marketing approval with regulatory authorities, upon receipt of actual marketing approvals for a compound or for additional indications or upon the first commercial sale. Sales-based milestones are typically payable when annual sales reach specified levels.

At the inception of each arrangement that includes milestone payments, we evaluate whether each milestone is substantive and at risk to both parties on the basis of the contingent nature of the milestone. This evaluation includes an assessment of whether:

•	the consideration is commensurate with either the entity’s performance to achieve the milestone or the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the entity’s performance to achieve the milestone;

•	the consideration relates solely to past performance; and

•	the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement.

We evaluate factors such as the scientific, regulatory, commercial and other risks that must be overcome to achieve the respective milestone, the level of effort and investment required to achieve the respective milestone and whether the milestone consideration is reasonable relative to all deliverables and payment terms in the arrangement in making this assessment.

Non-refundable preclinical research and development, clinical development and regulatory milestones that are expected to be achieved as a result of our efforts during the period of our performance obligations under the collaboration and license agreements are generally considered to be substantive and are recognized as revenue upon the achievement of the milestone, assuming all other revenue recognition criteria are met. If not considered to be substantive, revenue from achievement of milestones is initially deferred and recognized over the remaining term of our performance obligations. Milestones that are not considered substantive because we do not contribute effort to their achievement are recognized as revenue upon achievement, assuming all other revenue recognition criteria are met, as there are no undelivered elements remaining and no continuing performance obligations on our part.

Stock-Based Compensation

We issue stock-based compensation awards to employees, including stock options and restricted stock, and offer an employee stock purchase plan. We measure stock-based compensation expense related to these awards based on the fair value of the award on the date of grant and recognize stock-based compensation expense, less estimated forfeitures, on a straight-line basis over the requisite service period of the awards, which generally equals the vesting period. We have selected the Black-Scholes option pricing model to determine the fair value of stock option awards which requires the input of various assumptions that require management to apply judgment and make assumptions and estimates, including:

•	the expected life of the stock option award, which we calculate using the simplified method as we have insufficient historical information regarding our stock options to provide a basis for estimate;

•	the expected volatility of the underlying common stock, which we estimate based on the historical volatility of a peer group of comparable publicly traded companies with product candidates in similar stages of development; and

•	historically, the fair value of our common stock determined on the date of grant.

Our assumptions may differ from those used in prior periods, and changes in the assumptions may have a significant impact on the fair value of future equity awards, which could have a material impact on our consolidated financial statements. We grant stock options with exercise prices equal to the estimated fair value of our common stock on the date of grant.

The amount of stock-based compensation expense recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. We estimate forfeitures for employee grants at the time of grant, and revise the estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Ultimately, the actual expense recognized over the vesting period will only represent those options that vest.

The following table summarizes by grant date the number of shares of common stock underlying stock options granted from January 1, 2012 through May 30, 2013, the last day prior to the commencement of trading of our common stock on the NASDAQ Global Market, as well as the associated per share exercise price, the estimated fair value per share of our common stock on the grant date and, for awards granted in January, February and April 2013, the retrospective fair value per share on the grant date:

Grant Date	Number of common shares underlying options granted	Option exercise price	Estimated fair value per common share on grant date	Retrospective fair value per share on grant date
June 7, 2012	340,164	$2.19	$2.19	n/a
October 3, 2012	346,469	2.19	2.19	n/a
December 13, 2012	79,664	3.54	3.54	n/a
January 25, 2013	1,212,983	3.54	3.54	$5.13	(1)
February 14, 2013	13,333	3.54	3.54	5.13	(1)
April 18, 2013	20,999	6.30	6.30	11.73	(1)

(1)	The fair value of common stock at the grant date was adjusted in connection with a retrospective fair value assessment for financial reporting purposes, as described below.

Since our initial public offering, the exercise price per share of all option grants has been set at the closing price of our common stock on The NASDAQ Global Market on the applicable date of grant, which our board of directors believes represents the fair value of our common stock.

Determination of the Fair Value of Common Stock on Grant Dates. Prior to our initial public offering, we were a private company with no active public market for our common stock. Therefore, we periodically determined for financial reporting purposes the estimated per share fair value of our common stock at various dates using contemporaneous valuations performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation, also known as the Practice Aid. We performed these contemporaneous valuations as of April 30, 2012, November 30, 2012, February 28, 2013, April 18, 2013 and April 30, 2013. In conducting the contemporaneous valuations, we considered all objective and subjective factors that we believed to be relevant for each valuation conducted, including our best estimate of our business condition, prospects and operating performance at each valuation date. Within the contemporaneous valuations performed, a range of factors, assumptions and methodologies were used. The significant factors included:

•	the prices of our preferred stock sold to or exchanged between outside investors in arm’s length transactions, and the rights, preferences and privileges of our preferred stock as compared to those of our common stock, including the liquidation preferences of our preferred stock;

•	our results of operations, financial position and the status of research and development efforts;

•	the composition of, and changes to, our management team and board of directors;

•	the lack of liquidity of our common stock as a private company;

•	our stage of development and business strategy and the material risks related to our business and industry;

•	the achievement of enterprise milestones, including entering into collaboration and license agreements;

•	the valuation of publicly traded companies in the life sciences and biotechnology sectors, as well as recently completed mergers and acquisitions of peer companies;

•	any external market conditions affecting the life sciences and biotechnology industry sectors;

•	the likelihood of achieving a liquidity event for the holders of our common stock and stock options, such as an initial public offering, or IPO, or a sale of our company, given prevailing market conditions;

•	the state of the IPO market for similarly situated privately held biotechnology companies; and

•	any recent contemporaneous valuations prepared in accordance with methodologies outlined in the Practice Aid.

The dates of our contemporaneous valuations did not always coincide with the dates of our stock-based compensation grants. In determining the exercise prices of the options set forth in the table above, our board of directors considered, among other things, the most recent contemporaneous valuations of our common stock and our assessment of additional objective and subjective factors we believed were relevant as of the grant date. The additional factors considered when determining any changes in fair value between the most recent contemporaneous valuation and the grant dates included, when available, the prices paid in recent transactions involving our equity securities, as well as our stage of development, our operating and financial performance and current business conditions.

There were significant judgments and estimates inherent in the determination of fair value of our common stock, including the contemporaneous valuations. These judgments and estimates included assumptions regarding our future operating performance, the time to completing an IPO or other liquidity event and the determinations of the appropriate valuation methods. If we had made different assumptions, our stock-based compensation expense, net loss and net loss per common share could have been significantly different.

Since our initial public offering, the fair value of our common stock is estimated to be the closing price of our common stock on The NASDAQ Global Market on the applicable date.

Common Stock Valuation Methodologies. Prior to our initial public offering, our contemporaneous valuations were prepared in accordance with the guidelines in the Practice Aid, which prescribes several valuation approaches for setting the value of an enterprise, such as the cost, market and income approaches, and various methodologies for allocating the value of an enterprise to its common stock. We generally used the market approach, in particular the guideline company and precedent transaction methodologies, based on inputs from comparable public companies’ equity valuations and comparable acquisition transactions, to estimate the enterprise value of our company.

Methods Used to Allocate Our Enterprise Value to Classes of Securities. In accordance with the Practice Aid, we considered the various methods for allocating the enterprise value across our classes and series of capital stock to determine the fair value of our common stock at each valuation date. The methods we considered consisted of the following:

•	Current Value Method. Under the current value method, once the fair value of the enterprise is established, the value is allocated to the various series of preferred and common stock based on their respective seniority, liquidation preferences or conversion values, whichever is greatest.

•	Option Pricing Method. Under the option pricing method, shares are valued by creating a series of call options with exercise prices based on the liquidation preferences and conversion terms of each equity class. The values of the preferred and common stock are inferred by analyzing these options.

•	Probability-Weighted Expected Return Method, or PWERM. The PWERM is a scenario-based analysis that estimates the value per share based on the probability-weighted present value of expected future investment returns, considering each of the possible outcomes available to us, as well as the economic and control rights of each share class.

For each of the contemporaneous valuations described below, we used the PWERM to determine the estimated fair value of our common stock.

April 2012 Valuation

In April 2012, we entered into our collaboration with Celgene and, in light of the significance of that transaction, we deemed it appropriate to obtain a contemporaneous valuation of our common stock as of April 30, 2012. This valuation contemplated the collaboration with Celgene as well as the likelihood of achieving effectiveness of our investigational new drug application, or IND, for EPZ-5676, which later occurred in July 2012. The April 2012 valuation utilized the PWERM to determine the equity value of the company, using the following probability-weighted scenarios:

Exit Scenario	Weighting
Merger or Sale	20%
IPO	30
Liquidation	10
No Value to Common	40

Total	100%

For each future exit scenario, the rights and preferences of each class of our capital stock were considered in order to determine the appropriate allocation of our future exit value to the shares of common stock. In the merger or sale scenario, we contemplated estimated high and low sale prices resulting from possible future outcomes of research and development for our two most advanced product candidates, EPZ-5676 and EPZ-6438, with merger or sale exit values estimated based on comparable sales of guideline companies. In this valuation, we incorporated an IPO scenario, as this exit was then considered a possibility based on our stage of development. In the IPO scenario, we contemplated an estimated future public offering of our common stock, with the IPO exit value estimated based on comparable transactions of guideline companies. In the liquidation scenario, we contemplated both early and late liquidations resulting from possible future outcomes of our efforts to raise additional funding, with liquidation exit values estimated based on projected remaining assets at the time of liquidation. In the no value to common scenario, we contemplated circumstances resulting from a possible future inability to raise additional funding, with the no value to common exit value estimated based on projections that holders of our preferred stock would recover their original investment through a sale of the company’s assets but no value remained available for common stock holders. At the time of the April 2012 valuation, we considered the possibility of a potential IPO scenario. However, there continued to be a reasonable likelihood that proof-of-concept would not be achieved for either EPZ-5676 or EPZ-6438 or that we would be unable to raise additional capital in order to sustain operations. Accordingly, we continued to assign a 40% probability to the no value to common scenario. For this valuation, we discounted our common stock value under each of the scenarios using an assumed cost of capital of 19% and applied a DLOM of 40%. The cost of capital utilized for the PWERM scenarios is a risk-adjusted cost of capital, indicating that at the time of an exit event, the risk associated with a company is anticipated to decrease commensurate with its progress toward commercialization. The cost of capital of 19% was calculated based on an industry weighted average cost of capital for newly public biotech companies based on publicly available information. The computations used a size-adjusted capital asset pricing model, or CAPM, assuming a risk-free rate of 4.0%, a market risk premium of 5.2% and a size adjustment of 3.1%. Betas were sourced by selecting all companies in the industry segment with a market capitalization less than or equal to $250.0 million. We concluded that our common stock had a fair value of $2.19 per share as of April 30, 2012.

Stock Option Grants in June 2012 and October 2012

Our board of directors granted options to purchase common stock on June 7, 2012 and October 3, 2012, with each option having an exercise price of $2.19 per share. In establishing this exercise price, our board of directors considered input from management, including the valuation we conducted of our common stock as of April 30, 2012, as well as the objective and subjective factors outlined above. At each such date, our board of directors considered the events and circumstances most likely to affect the value of our common stock that occurred between April 2012 and the grant date, including achieving effectiveness of our IND application for EPZ-5676 in July 2012. Our board of directors determined that, other than achieving IND effectiveness for EPZ-5676, which had been contemplated in the assumptions used for the April 2012 valuation, there were no other events that occurred between April 2012 and October 2012 that were indicative of a significant change in the fair value of our common stock since April 2012. Moreover, between the April 2012 valuation and the date of the October 2012 awards, we did not believe that an IPO had become more likely. This belief was based in part on the assessment that we should not pursue an IPO until we had commenced our Phase 1 clinical trial of EPZ-5676 and obtained data for an MLL-r patient treated in the EPZ-5676 clinical trial. In addition, during the period from April 2012 to the date of the October 2012 awards, overall market conditions, and particularly the market for biopharmaceutical initial public offerings, were not promising. Based on these factors, our board of directors determined that the fair value of our common stock at June 7, 2012 and October 3, 2012 was $2.19 per share.

November 2012 Valuation

In November 2012, we enrolled our first patient in our Phase 1 clinical trial of EPZ-5676, and we filed a clinical trial application, or CTA, with respect to a clinical trial for EPZ-6438. We determined that these events demonstrated our ability to continue to execute successfully against our development plans and, therefore, had increased the possibility of an IPO scenario. Accordingly, we deemed it appropriate to obtain a contemporaneous valuation of our common stock as of November 30, 2012. The November 2012 valuation utilized the same methodology as was used in the prior valuations, except that the probability-weighted scenarios were updated as follows:

Exit Scenario	Weighting
Merger or Sale	10%
IPO - Early (mid-2013)	30
IPO - Late (mid-2014)	15
Liquidation	10
No Value to Common	35

Total	100%

In this valuation, we increased the probability assigned to an IPO scenario, as this exit scenario was becoming more likely based on our stage of development and our execution against our plan. In addition, we bifurcated the IPO scenario into an early IPO scenario, which assumed an IPO in mid-2013, and a late IPO scenario, which assumed an IPO in mid-2014. Based on the continued execution of our clinical and preclinical development plans for EPZ-5676 and EPZ-6438, we reduced the probability assigned to the no value to common scenario from 40% to 35%. For this valuation, we discounted the common stock value under each of the scenarios using an assumed cost of capital of 19% and a DLOM of 30%. We changed the DLOM from 40% to 30% because we believed that we were moving closer to a potential exit event. Using this methodology, we concluded that our common stock had a fair value of $3.54 per share as of November 30, 2012.

Stock Option Grants in December 2012

Our board of directors granted options to purchase common stock on December 13, 2012, with each option having an exercise price of $3.54 per share. In establishing this exercise price, our board of directors considered input from management, including the valuation we conducted of our common stock as of November 30, 2012, as well as the objective and subjective factors outlined above. Our board of directors considered the events and circumstances that occurred between November 30, 2012 and December 13, 2012 that would likely impact the previously determined exit scenarios. Our board of directors recognized that the enrollment of the first patient in our Phase 1 clinical trial of EPZ-5676 and the filing of the CTA with respect to a clinical trial of EPZ-6438 demonstrated our ability to continue to execute successfully against our development plans, which increased the possibility of an IPO, as reflected in the November 2012 valuation. However, our board of directors also considered our expectations that we would not obtain data for an MLL-r patient treated in the EPZ-5676 clinical trial until 2013 and that the CTA for EPZ-6438 would not be effective until 2013, as well as overall conditions in the capital markets and the market for biopharmaceutical initial public offerings in December 2012, including the generally depressed stock prices for biopharmaceutical companies and the valuations for biopharmaceutical companies that had recently gone public. In particular, the NASDAQ Biotechnology Index declined by 5% from the beginning of October 2012 through the end of November 2012. Although the board of directors considered in December 2012 whether it was appropriate for us to commence the process for a confidential submission of a draft registration statement for an IPO in December 2012, in light of the market conditions and the potential valuation of our company absent patient data supporting our scientific hypothesis for HMT inhibitors, the board of directors determined that it was too early to pursue an IPO. Our board of directors also determined that no events had occurred between November 2012 and December 13, 2012 that were indicative of a significant change in the fair value of our common stock since November 30, 2012. Therefore, our board of directors determined that the fair value of our common stock as of December 13, 2012 was $3.54 per share.

Stock Option Grants in January 2013 and February 2013

Our board of directors granted options to purchase common stock on January 25, 2013 and February 14, 2013, with each option having an exercise price of $3.54 per share.

Retrospective Valuation—January 2013 and February 2013

In late January 2013, based on the board of directors’ review of overall market conditions, the improving market for biopharmaceutical initial public offerings and the progress of the EPZ-5676 clinical trial, including the expectation that data with respect to the first MLL-r patient dosed in our clinical trial of EPZ-5676 would become available in the near term, our board of directors determined that a significant shift was occurring with respect to the valuation we could achieve in an IPO and authorized the preparation and submission of a confidential draft registration statement for an IPO. Additionally, in January 2013 our CTA for a Phase 1/2 clinical trial in France for EPZ-6438 became effective. We selected underwriters and held an organizational meeting in mid-February 2013. In February 2013 we continued the dose escalation phase of our Phase 1 clinical trial for EPZ-5676 and received data for the MLL-r patient dosed in this clinical trial which indicated that we were closer to achieving proof-of-concept for one of our HMT inhibitors. We believe these events increased the probability of an early IPO scenario and therefore we performed a valuation for our common stock as of February 28, 2013. The February 2013 retrospective valuation utilized the PWERM to determine the equity value of the company, using the following probability-weighted scenarios:

Exit Scenario	Weighting
Merger or Sale	10%
IPO - Early (mid-2013)	50
IPO - Late (mid-2014)	10
Liquidation	5
No Value to Common	25

Total	100%

In this valuation, we increased the probability of an early IPO to 50%, reflecting our progress in preparing a confidential draft registration statement, the advancement of our Phase 1 clinical trial for EPZ-5676 and our other development programs and improving market conditions. Based on the continued execution of our clinical and preclinical development plans for EPZ-5676 and EPZ-6438, we reduced the probability assigned to the no value to common scenario from 35% to 25%. For this valuation, we discounted the common stock using an assumed cost of capital of 19% and a DLOM of 20%. We reduced the DLOM from 30% to 20% because we believed that we were moving closer to a potential exit event. However, at the time this retrospective valuation was undertaken, our underwriters had not yet communicated to us a definitive proposed valuation and our board of directors had not authorized the filing of a public registration statement. Based on these factors, we concluded that our common stock had a fair value of $5.13 per share as of February 28, 2013. For financial reporting purposes, this value has been applied retrospectively to our January 25, 2013 and February 14, 2013 option grants.

April 2013 Valuation

Overall market conditions and the market for biopharmaceutical initial public offerings continued to improve during 2013 and on March 22, 2013, we submitted to the SEC a confidential draft registration statement for an IPO. We believe that this submission increased the probability of an early IPO scenario, and therefore we performed a valuation of our common stock as of April 18, 2013. The April 2013 valuation utilized the same methodology as was used in the prior valuations, except that the probability-weighted scenarios were updated as follows:

Exit Scenario	Weighting
Merger or Sale	10%
IPO - Early (mid-2013)	65
IPO - Late (mid-2014)	5
Liquidation	5
No Value to Common	15

Total	100%

In this valuation, we increased the probability of an early IPO to 65%, reflecting the submission of the confidential draft registration statement and the continuing improvement in overall market conditions and the market for biopharmaceutical initial public offerings. We reduced the probability assigned to the no value to common scenario from 25% to 15% as the likelihood of an early IPO was increasing. For this valuation, we discounted the common stock value under each of the scenarios using an assumed cost of capital of 19% and a DLOM of 15%. We reduced the DLOM from 20% to 15% because we believed that we were moving closer to a potential exit event. Additionally, at the time this valuation was undertaken, our underwriters had not yet communicated to us a definitive proposed valuation. Using this methodology, we concluded that our common stock had a fair value of $6.30 per share as of April 18, 2013.

Stock Option Grants in April 2013

Our board of directors granted options to purchase common stock on April 18, 2013, with each option having an exercise price of $6.30 per share. In establishing this exercise price, our board of directors considered input from management, including the valuation we conducted of our common stock as of April 18, 2013. Based on these factors, our board of directors determined that the fair value of our common stock as of April 18, 2013 was $6.30 per share.

Retrospective Valuation—April 2013

In late April 2013, after the filing of a public registration statement, our underwriters provided us with their perceptions of increased optimism regarding overall market conditions and the market for initial public offerings, particularly for biopharmaceutical companies, and reiterated their prior expectation that we would be able to complete our initial public offering by the end of the second quarter of 2013. For example, market data indicated that in the first four months of 2013, the Nasdaq Biotechnology Index increased approximately 26% and increased over 15% between March 1, 2013 and April 30, 2013. As a result, since our organizational meeting for our initial public offering on February 19, 2013, valuations for companies comparable to us had increased significantly. Additionally, our underwriters confirmed that the market for oncology-focused biopharmaceutical companies was particularly strong. In light of this information, we accelerated preparations for a road show. Therefore, we performed a valuation of our common stock as of April 30, 2013. The April 2013 retrospective valuation utilized the PWERM to determine the equity value of the company, using the following probability-weighted scenarios:

Exit Scenario	Weighting
IPO - Early (mid-2013)	90%
No Value to Common	10

Total	100%

In this valuation, we increased the probability of an early IPO to 90% and correspondingly reduced the probability of the no value to common scenario to 10%, reflecting current market conditions and our progress in preparing to launch a road show for our IPO. For this valuation, we discounted the common stock using an assumed cost of capital of 19% and a DLOM of 5%. We reduced the DLOM from 15% to 5% because we believed that we were moving closer to the launch of our IPO, which could lead to a potential exit event. Based on these factors, we concluded that our common stock had a fair value of $11.73 per share as of April 30, 2013. For financial reporting purposes, this value has been applied retrospectively to our April 18, 2013 option grants.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2013, we had cash equivalents of $121.4 million consisting of interest-bearing money market accounts and prime money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of these investments, an immediate 100 basis point change in interest rates at levels as of December 31, 2013 would not have a material effect on the fair market value of our cash equivalents.

We contract with CROs and manufacturers internationally. Transactions with these providers are predominantly settled in U.S. dollars and, therefore, we believe that we have only minimal exposure to foreign currency exchange risks. We do not hedge against foreign currency risks.

Item 8. Financial Statements and Supplementary Data

The information required by this item may be found on pages F-2 through F-34 as listed below, including the quarterly information required by this item.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2013.

Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Controls over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated by reference from our definitive proxy statement relating to our 2014 annual meeting of stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, also referred to in this Annual Report on Form 10-K as our 2014 Proxy Statement, which we expect to file with the SEC no later than April 30, 2014.

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding our directors, including the audit committee and audit committee financial experts, and executive officers and compliance with Section 16(a) of the Exchange Act will be included in our 2014 Proxy Statement and is incorporated herein by reference.

We have adopted a Code of Business Conduct and Ethics for all of our directors, officers and employees as required by NASDAQ governance rules and as defined by applicable SEC rules. Stockholders may locate a copy of our Code of Business Conduct and Ethics on our website at www.epizyme.com or request a copy without charge from:

Epizyme, Inc.

Attention: Investor Relations

400 Technology Square, 4th Floor

Cambridge, MA 02139

We will post to our website any amendments to the Code of Business Conduct and Ethics, and any waivers that are required to be disclosed by the rules of either the SEC or NASDAQ.

Item 11. Executive Compensation

The information required by this item regarding executive compensation will be included in our 2014 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item regarding security ownership of certain beneficial owners and management will be included in our 2014 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item regarding certain relationships and related transactions and director independence will be included in our 2014 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item regarding principal accounting fees and services will be included in our 2014 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are included in this Annual Report on Form 10-K:

1.	The following Report and Consolidated Financial Statements of the Company are included in this Annual Report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations and Comprehensive Loss

Consolidated Statements of Cash Flows

Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity

Notes to Consolidated Financial Statements

2.	All financial schedules have been omitted because the required information is either presented in the consolidated financial statements or the notes thereto or is not applicable or required.

3.	The exhibits required by Item 601 of Regulation S-K and Item 15(b) of this Annual Report on Form 10-K are listed in the Exhibit Index immediately preceding the exhibits and are incorporated herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Epizyme, Inc.

By:	/s/ Jason P. Rhodes
Jason P. Rhodes
President, Chief Financial Officer and Treasurer

Dated: February 27, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Robert J. Gould	Chief Executive Officer, Director	February 27, 2014
Robert J. Gould, Ph.D.	(Principal Executive Officer)

/s/ Jason P. Rhodes	President, Chief Financial Officer and Treasurer	February 27, 2014
Jason P. Rhodes	(Principal Financial and Accounting Officer)

/s/ Thomas O. Daniel	Director	February 27, 2014
Thomas O. Daniel, M.D.

/s/ Carl Goldfischer	Director	February 27, 2014
Carl Goldfischer, M.D.

/s/ David M. Mott	Director	February 27, 2014
David M. Mott

/s/ Richard F. Pops	Director	February 27, 2014
Richard F. Pops

/s/ Beth Seidenberg	Director	February 27, 2014
Beth Seidenberg, M.D.

/s/ Kazumi Shiosaki	Director	February 27, 2014
Kazumi Shiosaki, Ph.D.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of the Registrant (1)

3.2	Amended and Restated Bylaws of the Registrant (2)

4.2	Amended and Restated Investor Rights Agreement dated as of April 2, 2012 (4)

10.1+	2008 Stock Incentive Plan (4)

10.2+	Form of Incentive Stock Option Agreement under 2008 Stock Incentive Plan (4)

10.3+	Form of Nonstatutory Stock Option Agreement under 2008 Stock Incentive Plan (4)

10.4+	Form of Restricted Stock Agreement under 2008 Stock Incentive Plan (4)

10.5+	2013 Stock Incentive Plan (2)

10.6+	Form of Incentive Stock Option Agreement under 2013 Stock Incentive Plan (2)

10.7+	Form of Nonstatutory Stock Option Agreement under 2013 Stock Incentive Plan (2)

10.8+	Form of Restricted Stock Agreement under 2013 Stock Incentive Plan (2)

10.9+	2013 Employee Stock Purchase Plan (2)

10.10+	Executive Severance and Change in Control Plan (2)

10.11†	Collaboration and License Agreement dated as of January 8, 2011 by and between the Registrant and Glaxo Group Limited (3)

10.12+	Employment Offer Letter dated April 3, 2013 by and between the Registrant and Robert J. Gould, Ph.D. (2)

10.13+	Employment Offer Letter dated April 3, 2013 by and between the Registrant and Jason P. Rhodes (2)

10.14+	Employment Offer Letter dated April 3, 2013 by and between the Registrant and Robert A. Copeland, Ph.D. (2)

10.15+	Employment Offer Letter dated April 3, 2013 by and between the Registrant and Eric E. Hedrick, M.D. (2)

10.16	Form of Director and Officer Indemnification Agreement (2)

10.17†	Collaboration and License Agreement dated as of April 1, 2011 by and between the Registrant and Eisai Co., Ltd. (3)

10.18†	License and Collaboration Agreement dated as of April 2, 2012 by and between the Registrant and Celgene International Sàrl and Celgene Corporation (3)

10.19†	Companion Diagnostics Agreement dated as of December 18, 2012 between the Registrant and Eisai Co., Ltd. on the one side and Roche Molecular Systems, Inc. on the other side (3)

10.20	Letter Agreement by and between the Registrant and Eisai Co., Ltd. dated as of December 21, 2012 relating to Companion Diagnostics Agreement (4)

10.21†	License Agreement dated January 7, 2008 between The University of North Carolina at Chapel Hill and the Registrant (3)

10.22†	Development and Commercialization Agreement dated February 28, 2013 between the Registrant and Abbott Molecular Inc. (3)

Exhibit Number	Description of Exhibit

10.23†	Amendment to Collaboration and License Agreement dated as of July 31, 2012 by and between the Registrant and Eisai Co. Ltd. (3)

10.24	Lease dated as of February 22, 2011 by and between the Registrant and BMR-325 Vassar Street LLC (4)

10.25	Lease Agreement dated as of June 15, 2012 between the Registrant and ARE-TECH Square, LLC (4)

10.26	Non-Employee Director Compensation Program (3)

10.27	Amendment to Lease Agreement dated as of September 30, 2013 between the Registrant and ARE-TECH Square, LLC (5)

10.28	First Amendment to the Companion Diagnostics Agreement dated October 23, 2013 between the Registrant and Eisai Co. Ltd. On the one side and Roche Molecular Systems, Inc. on the other side (6)

10.29	Amendment No. 1 to the License and Collaboration Agreement dated October 8, 2013 between the Registrant and Celgene International Sàrl and Celgene Corporation (6)

10.30	Amendment to Collaboration and License Agreement dated as of July 23, 2013 by and between the Registrant and Glaxo Group Limited (7)

21.1	Subsidiaries of the Registrant (4)

23.1	Consent of Ernst & Young LLP (8)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (8)

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (8)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by Robert J. Gould, Ph.D., Chief Executive Officer of the Company, and Jason P. Rhodes, President, Chief Financial Officer and Treasurer of the Company. (8)

101.INS ¥	XBRL Instance Document

101.SCH ¥	XBRL Schema Document

101.CAL ¥	XBRL Calculation Linkbase Document

101.LAB ¥	XBRL Labels Linkbase Document

101.PRE ¥	XBRL Presentation Linkbase Document

101.DEF ¥	XBRL Definition Linkbase Document

+	Management compensatory agreement.
†	Confidential treatment has been granted as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.
¥	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-35945) filed with the Securities and Exchange Commission on June 7, 2013.
(2)	Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-187892) filed with the Securities and Exchange Commission on April 26, 2013.
(3)	Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-187982) filed with the Securities and Exchange Commission on May 15, 2013.
(4)	Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-187982) filed with the Securities and Exchange Commission on April 18, 2013.
(5)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 23, 2013.
(6)	Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-193569) filed with the Securities and Exchange Commission on January 27, 2014.
(7)	Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-193569) filed with the Securities and Exchange Commission on January 28, 2014.
(8)	Filed with this Annual Report on Form 10-K.

EPIZYME, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Epizyme, Inc.

We have audited the accompanying consolidated balance sheets of Epizyme, Inc. (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Epizyme, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Boston, Massachusetts

February 27, 2014

EPIZYME, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except share and per share data)

	December 31,	December 31,
	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$123,564	$97,981
Accounts receivable	33,667	1,829
Prepaid expenses and other current assets	2,421	815

Total current assets	159,652	100,625
Property and equipment, net	2,157	2,140
Restricted cash and other assets	1,179	746

Total Assets	$162,988	$103,511

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$4,698	$2,967
Accrued expenses	6,632	4,328
Current portion of deferred revenue	23,243	28,208

Total current liabilities	34,573	35,503
Deferred revenue, net of current portion	23,629	41,237
Other long-term liabilities	473	1,741
Commitments and contingencies
Redeemable convertible preferred stock, $0.0001 par value; 0 shares and 61,899,922 shares (Series A, B and C) authorized, respectively; 0 shares and 61,899,165 shares issued and outstanding, respectively; aggregate liquidation preference of $0 and $79,000, respectively	—	76,156
Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value; 5,000,000 shares and 0 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.0001 par value; 125,000,000 shares and 90,000,000 shares authorized, respectively; 28,494,447 shares and 1,694,862 shares issued, respectively; 28,488,892 shares and 1,672,639 shares outstanding, respectively	3	—
Treasury stock, at cost; 0 shares and 11,544 shares, respectively	—	—
Additional paid-in capital	160,390	1,471
Accumulated deficit	(56,080)	(52,597)

Total stockholders’ equity (deficit)	104,313	(51,126)

Total Liabilities and Stockholders’ Equity (Deficit)	$162,988	$103,511

See notes to consolidated financial statements.

EPIZYME, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Amounts in thousands except per share data)

	Year Ended December 31,
	2013	2012	2011
Collaboration revenue	$68,482	$45,222	$6,944
Operating expenses:
Research and development	57,567	38,482	22,911
General and administrative	14,042	7,508	5,000

Total operating expenses	71,609	45,990	27,911
Operating loss	(3,127)	(768)	(20,967)
Other income (expense):
Interest income	74	145	33
Other expense, net	(81)	(78)	(23)

Other (expense) income, net	(7)	67	10

Loss before income taxes	(3,134)	(701)	(20,957)
Income tax expense	349	1	—

Net loss	$(3,483)	$(702)	$(20,957)

Less: accretion of redeemable convertible preferred stock to redemption value	264	486	45

Loss allocable to common stockholders	$(3,747)	$(1,188)	$(21,002)

Loss per share allocable to common stockholders:
Basic	$(0.22)	$(0.72)	$(14.65)
Diluted	$(0.22)	$(0.72)	$(14.65)
Weighted average shares outstanding:
Basic	17,049	1,645	1,434
Diluted	17,049	1,645	1,434
Comprehensive loss	$(3,483)	$(702)	$(20,957)

See notes to consolidated financial statements.

EPIZYME, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,483)	$(702)	$(20,957)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	703	847	479
Stock-based compensation	2,819	689	305
Loss on disposal of property and equipment	—	35	24
Changes in operating assets and liabilities:
Accounts receivable	(31,838)	44	(1,872)
Prepaid expenses and other current assets	(1,495)	(607)	191
Accounts payable	1,641	469	1,284
Accrued expenses	2,304	2,667	769
Deferred revenue	(22,573)	39,628	29,817
Restricted cash and other assets	(433)	(415)	(282)
Other long-term liabilities	(1,379)	1,499	242

Net cash (used in) provided by operating activities	(53,734)	44,154	10,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(630)	(1,482)	(918)
Proceeds from property insurance claim	—	37	—

Net cash used in investing activities	(630)	(1,445)	(918)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of redeemable convertible preferred stock	—	21,961	19,000
Proceeds from initial public offering, net of commissions	82,491	—	—
Proceeds from stock options exercised	277	8	104
Excess tax benefit from stock option plan	28	—	—
Payment of redeemable convertible preferred stock issuance costs	—	(38)	(21)
Payment of initial public offering costs	(2,849)	—	—

Net cash provided by financing activities	79,947	21,931	19,083

Net increase in cash and cash equivalents	25,583	64,640	28,165
Cash and cash equivalents, beginning of period	97,981	33,341	5,176

Cash and cash equivalents, end of period	$123,564	$97,981	$33,341

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Purchases of property and equipment unpaid at period end	90	—	—
Conversion of redeemable convertible preferred stock to common stock	76,420	—	—
Accretion of redeemable convertible preferred stock to redemption value	264	486	45
Vesting of restricted stock liability	—	9	13

See notes to consolidated financial statements.

EPIZYME, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY

(Amounts in thousands except share data)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Equity	Redeemable Convertible Preferred Stock
	Shares	Amount					Shares	Carrying Value
Balance at December 31, 2010	1,443,388	$—	$—	$874	$(30,938)	$(30,064)	34,000,002	$34,723
Issuance of Series B redeemable convertible preferred stock (net of issuance costs of $21)	—	—	—	—	—	—	18,095,241	18,979
Exercise of stock options	202,341	—	—	104	—	104	—	—
Vesting of restricted common stock issued to non-employees	—	—	—	13	—	13	—	—
Stock-based compensation	—	—	—	305	—	305	—	—
Accretion of redeemable convertible preferred stock to redemption value	—	—	—	(45)	—	(45)	—	45
Net loss	—	—	—	—	(20,957)	(20,957)	—	—

Balance at December 31, 2011	1,645,729	—	—	1,251	(51,895)	(50,644)	52,095,243	53,747
Issuance of Series C redeemable convertible preferred stock (net of issuance costs of $38)	—	—	—	—	—	—	9,803,922	21,923
Exercise of stock options	15,800	—	—	8	—	8	—	—
Vesting of restricted common stock issued to non-employees	—	—	—	9	—	9	—	—
Stock-based compensation	33,333	—	—	689	—	689	—	—
Accretion of redeemable convertible preferred stock to redemption value	—	—	—	(486)	—	(486)	—	486
Net loss	—	—	—	—	(702)	(702)	—	—

Balance at December 31, 2012	1,694,862	—	—	1,471	(52,597)	(51,126)	61,899,165	76,156
Issuance of common stock (net of commissions and offering costs of $2,849)	5,913,300	1	—	79,641	—	79,642	—	—
Exercise of stock options	253,239	—	—	277	—	277	—	—
Stock-based compensation	—	—	—	2,819	—	2,819	—	—
Excess tax benefit from stock option plan	—	—	—	28	—	28	—	—
Accretion of redeemable convertible preferred stock to redemption value	—	—	—	(264)	—	(264)	—	264
Conversion of redeemable convertible preferred stock to common stock	20,633,046	2	—	76,418	—	76,420	(61,899,165)	(76,420)
Retirement of treasury stock	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	(3,483)	(3,483)

Balance at December 31, 2013	28,494,447	$3	$—	$160,390	$(56,080)	$104,313	—	$—

See notes to consolidated financial statements.

EPIZYME, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company

Epizyme, Inc. (collectively referred to with its wholly owned, controlled subsidiary, Epizyme Securities Corporation, as “Epizyme” or the “Company”) is a clinical stage biopharmaceutical company that discovers, develops and plans to commercialize innovative personalized therapeutics for patients with genetically defined cancers. The Company has built a proprietary product platform that it uses to create small molecule inhibitors of a 96-member class of enzymes known as histone methyltransferases (“HMTs”). Genetic alterations can result in changes to the activity of HMTs, making them oncogenic. The Company’s therapeutic strategy is to inhibit oncogenic HMTs to treat the underlying causes of the associated genetically defined cancers.

On June 5, 2013, the Company completed an initial public offering (“IPO”) of its common stock, which resulted in the sale of 5,913,300 shares, including all additional shares available to cover over-allotments, at a price of $15.00 per share. The Company received net proceeds before expenses from the IPO of $82.5 million after deducting underwriting discounts and commissions paid by the Company. In preparation for the IPO, the Company’s Board of Directors and stockholders approved a one-for-three reverse stock split of the Company’s common stock effective May 13, 2013. All share and per share amounts in the consolidated financial statements and notes thereto have been retroactively adjusted, where necessary, to give effect to this reverse stock split. In connection with the closing of the IPO, all of the Company’s outstanding redeemable convertible preferred stock automatically converted to common stock at a one-for-three ratio as of June 5, 2013, resulting in an additional 20,633,046 shares of common stock of the Company becoming outstanding. Following these transactions, the Company’s total issued common stock as of December 31, 2013 was 28,494,447 shares. The significant increase in shares outstanding in June 2013 is expected to impact the year-over-year comparability of the Company’s (loss) earnings per share calculations through 2014.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned, controlled subsidiary, Epizyme Securities Corporation. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities, as of the date of the consolidated financial statements, and the reported amounts of collaboration revenue and expenses during the reporting period. Actual results and outcomes may differ materially from management’s estimates, judgments and assumptions.

Subsequent Events

The Company considers events or transactions that occur after the balance sheet date but before the consolidated financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The Company evaluated all events and transactions through the date these financial statements were filed with the Securities and Exchange Commission.

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

The Company’s financial instruments as of December 31, 2013 and 2012 consisted primarily of cash and cash equivalents, accounts receivable and accounts payable. As of December 31, 2013 and 2012, the Company’s financial assets recognized at fair value consisted of the following:

	Fair Value as of December 31, 2013
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents	$121,424	$121,424	$—	$—

Total	$121,424	$121,424	$—	$—

	Fair Value as of December 31, 2012
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents	$97,375	$97,375	$—	$—

Total	$97,375	$97,375	$—	$—

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. As of December 31, 2013 and 2012, cash equivalents consisted of interest-bearing money market accounts and prime money market funds.

Accounts Receivable

Accounts receivable are amounts due from collaboration partners as a result of research and development services provided, reimbursements under equally co-funded global development arrangements or milestones achieved but not yet paid. The Company considered the need for an allowance for doubtful accounts and has concluded that no allowance was needed as of December 31, 2013 or 2012, as the estimated risk of loss on its accounts receivable was determined to be minimal.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk include cash and cash equivalents and accounts receivable. The Company attempts to minimize the risks related to cash and cash equivalents by working with highly rated financial institutions that invest in a broad and diverse range of financial instruments as defined by the Company. The Company has established guidelines relative to credit ratings and maturities intended to safeguard principal balances and maintain liquidity. The Company maintains its funds in accordance with its investment policy, which defines allowable investments, specifies credit quality standards and is designed to limit the Company’s credit exposure to any single issuer.

Accounts receivable represent amounts due from collaboration partners. The Company monitors economic conditions to identify facts or circumstances that may indicate that any of its accounts receivable are at risk of collection.

As of December 31, 2013 and 2012, three collaboration partners, Celgene Corporation (“Celgene”), Eisai Co. Ltd. (“Eisai”) and Glaxo Group Limted (an affiliate of GlaxoSmithKline) (“GSK”) accounted for all of the Company’s accounts receivable. Refer to Note 9, Collaborations, for additional information regarding the Company’s collaboration agreements.

Property and Equipment

The Company records property and equipment at cost. The Company calculates depreciation and amortization using the straight-line method over the following estimated useful lives:

Asset Category	Useful Lives
Laboratory equipment	5 - 20 years
Office furniture and equipment	3 - 10 years
Leasehold improvements	3 - 10 years or term of respective lease, if shorter

The Company capitalizes expenditures for new property and equipment and improvements to existing facilities and charges the cost of maintenance to expense. The Company eliminates the cost of property retired or otherwise disposed of, along with the corresponding accumulated depreciation, from the related accounts, and the resulting gain or loss is reflected in the results of operations.

Impairment of Long-Lived Assets

The Company reviews long-lived assets to be held and used, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets or asset group may not be recoverable. No such impairments were recorded during 2013, 2012 or 2011.

Evaluation of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset or asset group and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the asset or asset group, the assets are written down to their estimated fair values.

Income Taxes

The Company records deferred income taxes to recognize the effect of temporary differences between tax and financial statement reporting. The Company calculates the deferred taxes using enacted tax rates expected to be in place when the temporary differences are realized and records a valuation allowance to reduce deferred tax assets if it is determined that it is more likely than not that all or a portion of the deferred tax asset will not be realized. The Company considers many factors when assessing the likelihood of future realization of deferred tax assets, including recent earnings results, expectations of future taxable income, carryforward periods available and other relevant factors. The Company records changes in the required valuation allowance in the period that the determination is made.

The Company assesses its income tax positions and records tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available as of the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company records the largest amount of tax benefit with a greater than 50.0% likelihood of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, the Company does not recognize a tax benefit in the financial statements. The Company records interest and penalties related to uncertain tax positions, if applicable, as a component of income tax expense. Refer to Note 5, Income Taxes, for additional information regarding the Company’s income taxes.

Redeemable Convertible Preferred Stock

The Company initially records preferred stock that may be redeemed at the option of the holder or based on the occurrence of events not under the Company’s control outside of stockholders’ (deficit) equity at the value of the proceeds received or fair value, if lower, net of issuance costs. Subsequently, if it is probable that the preferred stock will become redeemable, the Company adjusts the carrying value to the redemption value over the period from the issuance date to the earliest possible redemption date using the effective interest method. If it is not probable that the preferred stock will become redeemable, the Company does not adjust the carrying value.

Common Stock Valuation

Prior to the completion of the Company’s IPO, due to the absence of an active market for the Company’s common stock, the Company utilized methodologies in accordance with the framework of the American Institute of Certified Public Accountants Technical Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation, to estimate the fair value of its common stock. The Company utilized a probability weighted expected return methodology for its common stock valuations as of February 11, 2011, April 30, 2012, November 30, 2012, February 28, 2013, April 18, 2013 and April 30, 2013 based upon an assessment of the probability of the occurrence of specific scenarios. Each valuation includes estimates and assumptions that require the Company’s judgment. These estimates include assumptions regarding future performance, including the probability of successful completion of preclinical studies and clinical trials and the probability and estimated time to completion of an initial public offering or sale. Significant changes to the key assumptions used in the valuations could result in different fair values of common stock at each valuation date. Subsequent to the completion of the Company’s IPO, which occurred on June 5, 2013, the fair value of the Company’s common stock is based on observable market prices.

Revenue Recognition

The Company recognizes revenue when all of the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the Company’s price to the customer is fixed or determinable and collectability is reasonably assured.

The Company has entered into collaboration and license agreements to discover, develop, manufacture and commercialize compounds directed to specific HMT targets. The terms of these agreements typically contain multiple deliverables, which may include: (i) licenses, or options to obtain licenses, to compounds directed to specific HMT targets (referred to as “exclusive licenses”) and (ii) research and development activities to be performed on behalf of the collaboration partner related to the licensed HMT targets. Payments to the Company under these agreements may include non-refundable license fees, option fees, exercise fees, payments for research activities, payments based upon the achievement of certain milestones and royalties on any resulting net product sales.

Multiple-Element Revenue Arrangements. The Company’s collaborations primarily represent multiple-element revenue arrangements. To account for these transactions, the Company determines the elements, or deliverables, included in the arrangement and allocates arrangement consideration to the various elements based on each element’s relative selling price. The identification of individual elements in a multiple-element arrangement and the estimation of the selling price of each element involves significant judgment, including consideration as to whether each delivered element has standalone value to the collaborator. The Company determines the estimated selling price for deliverables within each agreement using vendor-specific objective evidence (“VSOE”) of selling price, if available, or third party evidence of selling price if VSOE is not available, or the Company’s best estimate of selling price, if neither VSOE nor third party evidence is available. Determining the best estimate of selling price for a deliverable requires significant judgment. The Company typically uses its best estimate of a selling price to estimate the selling price for licenses to its proprietary technology, since it often does not have VSOE or third party evidence of selling price for these deliverables. In those circumstances where the Company applies its best estimate of selling price to determine the estimated selling price of a license to its proprietary technology, it considers market conditions as well as entity-specific factors, including those factors contemplated in negotiating the agreements as well as internally developed estimates that include assumptions related to the market opportunity, estimated development costs, probability of success and the time needed to commercialize a product candidate pursuant to the license. In validating its best estimate of selling price, the Company evaluates whether changes in the key assumptions used to determine its best estimate of selling price will have a significant effect on the allocation of arrangement consideration between deliverables. The Company recognizes consideration allocated to an individual element when all other revenue recognition criteria are met for that element.

The Company’s multiple-element revenue arrangements generally include the following:

•	Exclusive Licenses—The deliverables under the Company’s collaboration agreements generally include exclusive licenses to discover, develop, manufacture and commercialize compounds with respect to one or more specified HMT targets. To account for this element of the arrangement, management evaluates whether the exclusive license has standalone value from the undelivered elements to the collaboration partner based on the consideration of the relevant facts and circumstances of each arrangement, including the research and development capabilities of the collaboration partner. The Company may recognize arrangement consideration allocated to licenses upon delivery of the license if facts and circumstances indicate that the license has standalone value from the undelivered elements, which generally include research and development services. The Company defers arrangement consideration allocated to licenses if facts and circumstances indicate that the delivered license does not have standalone value from the undelivered elements.

The Company has determined that certain of its exclusive licenses lack standalone value apart from the related research and development services and is therefore recognizing collaboration revenue from non-refundable exclusive license fees on a straight-line basis over the contracted or estimated period of performance, which is generally the period over which the research and development services are to be provided.

•	Research and Development Services—The deliverables under the Company’s collaboration and license agreements generally include deliverables related to research and development services to be performed by the Company on behalf of the collaboration partner. As the provision of research and development services is a part of the Company’s central operations, when the Company is principally responsible for the performance of these services under the agreements, the Company recognizes revenue on a gross basis for research and development services as those services are performed.

•	Option Arrangements—The Company’s arrangements may provide a collaborator with the right to select a target for licensing either at the inception of the arrangement or within an initial pre-defined selection period, which may, in certain cases, include the right of the collaborator to extend the selection period. Under these agreements, fees may be due to the Company (i) at the inception of the arrangement as an upfront fee or payment, (ii) upon the exercise of an option to acquire a license or (iii) upon extending the selection period as an extension fee or payment.

The accounting for option arrangements is dependent on the nature of the options granted to the collaboration partner. Options are considered substantive if, at the inception of the arrangement, the Company is at risk as to whether the collaboration partner will choose to exercise the options to secure exclusive licenses. Factors that the Company considers in evaluating whether options are substantive include the overall objective of the arrangement, the benefit the collaborator might obtain from the arrangement without exercising the options, the cost to exercise the options relative to the total upfront consideration and the additional financial commitments or economic penalties imposed on the collaborator as a result of exercising the options. For arrangements under which the option to secure licenses is considered substantive, the Company does not consider the licenses to be deliverables at the inception of the arrangement. For arrangements under which the option to secure licenses is not considered substantive, the Company considers the license to be a deliverable at the inception of the arrangement and, upon delivery of the license, would apply the multiple-element revenue arrangement criteria to the license and any other deliverables to determine the appropriate revenue recognition. None of the options to secure exclusive licenses included in the Company’s collaborative arrangements have been determined to be substantive.

Milestone Revenue. The Company’s collaboration and license agreements generally include contingent milestone payments related to specified preclinical research and development milestones, clinical development milestones, regulatory milestones and sales-based milestones. Preclinical research and development milestones are typically payable upon the selection of a compound candidate for the next stage of research and development. Clinical development milestones are typically payable when a product candidate initiates or advances in clinical trial phases or achieves defined clinical events such as proof-of-concept. Regulatory milestones are typically payable upon submission for marketing approval with regulatory authorities or upon receipt of actual marketing approvals for a compound, approvals for additional indications, or upon the first commercial sale. Sales-based milestones are typically payable when annual sales reach specified levels.

At the inception of each arrangement that includes milestone payments, the Company evaluates whether each milestone is substantive and at risk to both parties on the basis of the contingent nature of the milestone. This evaluation includes an assessment of whether (a) the consideration is commensurate with either (i) the entity’s performance to achieve the milestone or (ii) the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the entity’s performance to achieve the milestone; (b) the consideration relates solely to past performance; and (c) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. The Company evaluates factors such as the scientific, regulatory, commercial and other risks that must be overcome to achieve the respective milestone, the level of effort and investment required to achieve the respective milestone and whether the milestone consideration is reasonable relative to all deliverables and payment terms in the arrangement in making this assessment.

The Company generally considers non-refundable preclinical research and development, clinical development and regulatory milestones that the Company expects to be achieved as a result of the Company’s efforts during the period of the Company’s performance obligations under the collaboration and license agreements to be substantive and recognizes them as revenue upon the achievement of the milestone, assuming all other revenue recognition criteria are met. If not considered to be substantive, the Company initially defers milestones and recognizes them over the remaining term of the Company’s performance obligations. Milestones that are not considered substantive because the Company does not contribute effort to the achievement of such milestones are generally achieved after the period of the Company’s performance obligations and are recognized as revenue upon achievement, assuming all other revenue recognition criteria are met, as there are no undelivered elements remaining and no continuing performance obligations.

Research and Development Expenses

Research and development expenses consist of expenses incurred in performing research and development activities, including compensation and benefits, facilities expenses, overhead expenses, clinical trial and related clinical manufacturing expenses, fees paid to clinical research organizations and other outside expenses. The Company expenses research and development expenses as incurred. The Company records payments made for research and development services prior to the services being rendered as prepaid expenses on the consolidated balance sheets and expenses them as the services are provided. In circumstances where the Company’s collaboration and license agreements provide for equally co-funded global development under joint risk sharing collaborations, amounts received from collaboration partners for such co-funding are recorded as a reduction to research and development expense.

Stock-Based Compensation

The Company measures employee stock-based compensation based on the grant date fair value of the stock-based compensation award. The Company generally grants stock options at exercise prices equal to the fair value of the Company’s common stock on the date of grant. Refer to Common Stock Valuation for further information regarding the Company’s policy for determining the fair value of its common stock.

The Company recognizes employee stock-based compensation expense, less estimated forfeitures, on a straight-line basis over the requisite service period of the awards. The Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates.

Refer to Note 10, Employee Benefit Plans, for additional information regarding the measurement and recognition of expense related to the Company’s stock-based compensation awards.

Earnings (Loss) per Share

The Company computes basic earnings (loss) per share by dividing income (loss) allocable to common stockholders by the weighted average number of common shares outstanding. During periods of income, the Company allocates participating securities a proportional share of income determined by dividing total weighted average participating securities by the sum of the total weighted average common shares and participating securities (the “two-class method”). The Company’s restricted stock and, prior to its automatic conversion, redeemable convertible preferred stock participate in any dividends declared by the Company and are therefore considered to be participating securities. Participating securities have the effect of diluting both basic and diluted earnings per share during periods of income. During periods of loss, the Company allocates no loss to participating securities because they have no contractual obligation to share in the losses of the Company. The Company computes diluted earnings (loss) per share after giving consideration to the dilutive effect of stock options that are outstanding during the period, except where such non-participating securities would be anti-dilutive. Refer to Note 11, Loss per Share, for the Company’s calculation of loss per share for the periods presented.

Segment Information

The Company operates as one reportable business segment: the discovery and development of personalized therapeutics for patients with genetically defined cancers.

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

3. Property and Equipment, net

Property and equipment, net consists of the following:

	December 31,
	2013	2012
	(In thousands)
Laboratory equipment	$2,981	$2,549
Office furniture and equipment	1,293	1,025
Leasehold improvements	430	410

Property and equipment	4,704	3,984
Less: accumulated depreciation and amortization	(2,547)	(1,844)

Property and equipment, net	$2,157	$2,140

Depreciation and amortization expense was $0.7 million, $0.8 million and $0.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

4. Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2013	2012
	(In thousands)
Employee compensation and benefits	$2,607	$1,880
Current portion of contract termination obligations	355	1,274
Research and development and professional expenses	3,670	1,174

Accrued expenses	$6,632	$4,328

Contract termination obligations include estimated repayments due to the termination of a research agreement in June 2012 and estimated lease exit charges related to the Company’s former facility at 325 Vassar Street in Cambridge, Massachusetts. Minimum lease payments under this lease are $0.9 million in 2014. In November 2013, the Company entered into a sub-lease for this facility for which the Company expects to receive $0.5 million of sublease rental income in 2014. The Company’s obligation related to its termination of a research agreement was accelerated as a result of the closing of the Company’s IPO, and, as a result, this termination obligation was paid in full in June 2013. Refer to Note 9, Collaborations, for additional information regarding the research agreement.

During 2012, the Company accrued $3.0 million related to these contract termination obligations, with the associated costs allocated between research and development expenses and general and administrative expenses on the statement of operations and comprehensive loss. No cash payments related to these obligations were made during 2012, resulting in a total estimated recorded liability of $3.0 million related to these obligations as of December 31, 2012. During 2013, the Company recorded a net non-cash liability reduction of $0.1 million and made cash payments of $2.5 million, resulting in total remaining contract termination obligations of $0.4 million as of December 31, 2013. The non-current portion of contract termination obligations was included in other long-term liabilities as of December 31, 2012. There was no non-current portion of contract termination obligations as of December 31, 2013.

5. Income Taxes

The Company’s losses before income taxes consist solely of domestic losses. Income tax expense for the year ended December 31, 2013 consisted primarily of current federal tax expense as the Company was able to utilize all of its federal and state net operating loss carryforwards to offset the majority of its taxable income for the year. Income tax expense for the year ended December 31, 2012 consisted solely of current state expense as the Company was able to utilize federal net operating loss carryforwards to fully offset federal taxable income for the year. The Company had no deferred income tax expense for the years ended December 31, 2013 or 2012. The Company had no current or deferred income tax expense for the year ended December 31, 2011 due to its net operating loss position.

A reconciliation of the federal statutory income tax rate and the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2013	2012	2011
Federal statutory income tax rate	34.0%	34.0%	34.0%
State income taxes	5.2	5.1	5.5
Research and development and other tax credits	115.8	68.6	3.3
Permanent items	(18.3)	(41.7)	(0.8)
Change in valuation allowance	(140.7)	(60.9)	(41.7)
Return-to-provision adjustments	1.0	3.6	—
Change in deferred taxes	(9.6)	(9.0)	—
Other	1.5	0.2	(0.3)

Effective income tax rate	(11.1)%	(0.1)%	(0.0)%

Deferred Tax Assets (Liabilities)

The Company’s deferred tax assets (liabilities) consist of the following:

	December 31,
	2013	2012
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$—	$5,478
Research and development and other credit carryforwards	4,499	1,890
Capitalized start-up costs	2,518	2,720
Capitalized research and development costs	465	568
Deferred revenue	16,748	8,925
Accruals and allowances	1,111	1,961
Other	1,247	420

Gross deferred tax assets	26,588	21,962
Deferred tax asset valuation allowance	(26,289)	(21,881)

Total deferred tax assets	299	81

Deferred tax liabilities:
Depreciation and other	(299)	(81)

Total deferred tax liabilities	(299)	(81)

Net deferred tax asset (liability)	$—	$—

The Company evaluated the expected recoverability of its net deferred tax assets as of December 31, 2013 and 2012 and determined that there was insufficient positive evidence to support the recoverability of these net deferred tax assets, concluding it is more likely than not that its net deferred tax assets would not be realized in the future; therefore the Company has provided a full valuation allowance against its net deferred tax asset balance as of December 31, 2013 and 2012. The valuation allowance increased by $4.4 million in 2013 compared to 2012.

As of December 31, 2013 the Company had research and development tax credit carryforwards of approximately $3.3 million and $1.0 million available to be used as a reduction of federal income taxes and state income taxes, respectively, which expire at various dates from 2028 through 2033, as well as a federal orphan drug tax credit carryforward of $2.5 million, which would expire in 2033, and a $0.2 million federal alternative minimum tax credit. The federal tax credit carryforwards include approximately $0.4 million related to excess tax benefits, which have been included in the gross deferred tax asset reflected for research and development and other credit carryforwards. This amount will be recorded as an increase to additional paid-in capital on the consolidated balance sheet when the excess benefits are realized.

The Company’s ability to use its tax credits to offset future taxable income is subject to restrictions under Section 382 of the United States Internal Revenue Code (the “Internal Revenue Code”). These restrictions may limit the future use of the tax credits if certain ownership changes described in the Internal Revenue Code occur. Future changes in stock ownership may occur that would create further limitations on the Company’s use of the tax credits. In such a situation, the Company may be required to pay income taxes, even though significant tax credits exist.

Uncertain Tax Positions

The following is a rollforward of the Company’s unrecognized tax benefits:

December 31,
2013
(In thousands)
Unrecognized tax benefits - as of beginning of year	$—
Gross increases - tax positions of prior periods	1,217
Gross increases - current period tax positions	612

Unrecognized tax benefits - as of end of year	$1,829

As of December 31, 2013, the Company had approximately $1.8 million of total unrecognized tax benefits, none of which would result in income tax expense or impact the Company’s effective tax rate, if recognized. Prior to 2013, the Company had no recorded unrecognized tax benefits. The Company had no accrued tax-related interest or penalties as of December 31, 2013 or 2012.

The Company files income tax returns in the U.S. federal tax jurisdiction and Massachusetts state tax jurisdiction. Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available.

6. Commitments and Contingencies

Commitments

In June 2012, the Company entered into an agreement to lease office and laboratory space at Technology Square in Cambridge, Massachusetts under an operating lease agreement with a term through November 30, 2017, with an option to extend the term of the lease for an additional five-year period at the then-current market rent, as defined in the lease. With the execution of this lease, the Company was required to provide a $0.5 million letter of credit as a security deposit. The Company has recorded cash held to secure this letter of credit as restricted cash in restricted cash and other assets on the consolidated balance sheet. The Company recognizes rent expense, inclusive of escalation charges, on a straight-line basis over the initial term of the lease agreement. The Company began recognizing rent expense related to the Technology Square lease in December 2012, when the Company gained access to the leased space. In September 2013, the Company entered into an amendment to this lease under which the Company leased additional office space. The Company expects to gain access to this additional space in the first quarter of 2014 and to occupy the space through the end of the initial term of the original lease agreement.

The Company’s contractual commitments under this amended lease, excluding common area maintenance charges and real estate taxes, as of December 31, 2013 are as follows:

(In thousands)
2014	$2,474
2015	2,603
2016	2,681
2017	2,526

Total commitments	$10,284

Rent expense, excluding contract termination costs related to the Vassar Street lease described in Note 4, Accrued Expenses, was $2.0 million, $1.2 million and $0.9 million a for the years ended December 31, 2013, 2012 and 2011, respectively.

Contingencies

In January 2008, the Company entered into a license agreement with a university to obtain an exclusive license to certain patents and patent applications related to the Company’s technology (the “License Agreement”). In connection with the License Agreement, the Company is required to pay up to $1.9 million upon the achievement of specified research, development and regulatory milestones. The milestone payments are due within 60 days following the occurrence of each milestone event. In addition, the Company may be required to pay royalties in the low single-digits on worldwide net product sales of screening method technologies and related materials, but not on any drugs, during the term of the License Agreement. The Company has paid milestones of $0.1 million under the License Agreement as of December 31, 2013. The next potential milestone payment that the Company might be obligated to pay is $0.2 million that would be payable upon the initiation of a Phase 2 clinical trial for any product developed under the License Agreement.

In October 2013, the Company entered into a license agreement with a third party to obtain a non-exclusive license to a patent related to an excipient in the formulation of a therapeutic product candidate. During the term of this license agreement, the Company may be required to make a €0.3 million milestone payment upon the first approval of a new drug application for this therapeutic product candidate and pay royalties in the low single digits on commercial net sales of the therapeutic product candidate.

7. Redeemable Convertible Preferred Stock

Prior to the completion of its IPO, the Company had outstanding Series A, Series B and Series C redeemable convertible preferred stock (collectively, the “Preferred Stock”). The Company classified the Preferred Stock outside of stockholders’ (deficit) equity because the shares contained redemption features that were not solely within the Company’s control. In connection with the closing of the Company’s IPO, all of the Company’s outstanding Preferred Stock automatically converted into common stock at a one-for-three ratio as of June 5, 2013. No Preferred Stock was outstanding as of December 31, 2013.

In April 2012, in connection with the execution of a collaboration agreement with Celgene Corporation and Celgene International Sàrl, collectively referred to as Celgene, the Company issued and sold 9,803,922 shares of its Series C Preferred Stock, $0.0001 par value per share (the “Series C Preferred Stock”), at a price of $2.55 per share (the “Series C Original Issue Price”), for gross proceeds of $25.0 million. The Company determined that the price paid by Celgene of $2.55 per share included a premium of $0.31 over the fair value per share of the Company’s Series C Preferred Stock based on the results of a contemporaneous valuation. Accordingly, the Company considered the $3.0 million premium as additional arrangement consideration pursuant to the collaboration agreement, resulting in $22.0 million attributed to the Series C Preferred Stock. Refer to Note 9, Collaborations, for additional information regarding the Company’s collaboration agreement with Celgene. Refer to Note 12, Related Party Transactions, for additional information regarding the Company’s relationship with Celgene.

Preferred Stock consisted of the following as of December 31, 2012:

	Preferred Shares Authorized	Issuance Date(s)	Preferred Shares Issued and Outstanding	Redemption Value / Liquidation Preference	Carrying Value	Common Stock Issuable Upon Conversion
	(Amounts in thousands except share data)
Series A	14,000,000	2/28/2008	3,756,248	$3,756	$3,697	1,252,081
		5/16/2008	10,243,752	10,244	10,226	3,414,581

	14,000,000		14,000,000	14,000	13,923	4,666,662
Series B	38,096,000	9/18/2009	14,285,716	15,000	14,928	4,761,902
		12/4/2009	5,714,286	6,000	5,961	1,904,762
		9/30/2011	18,095,241	19,000	18,983	6,031,746

	38,096,000		38,095,243	40,000	39,872	12,698,410
Series C	9,803,922	4/2/2012	9,803,922	25,000	22,361	3,267,974

	61,899,922		61,899,165	$79,000	$76,156	20,633,046

The differences between the respective redemption values and carrying values were being accreted over the period from the date of issuance to the earliest possible redemption date. For the years ended December 31, 2013, 2012 and 2011, the Company recorded $0.3 million, $0.5 million and $45,000 of accretion of redeemable convertible preferred stock to redemption value, respectively. The rights, preferences and privileges of the Preferred Stock were as follows:

•	Conversion—Prior to the automatic conversion of the Preferred Stock in connection with the closing of the Company’s IPO, each share of Preferred Stock was convertible, without the payment of additional consideration and at the option of the holder, into the number of shares of common stock determined by dividing the respective Original Issue Price for such series of Preferred Stock by the applicable conversion price then in effect for such series of Preferred Stock. As of December 31, 2012, the conversion prices of the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock were $3.00, $3.15 and $7.65, respectively, resulting in a one-for-three exchange ratio for each series of Preferred Stock. The conversion prices for each series of Preferred Stock were subject to adjustment in the event of certain dilutive issuances of common stock or common stock equivalents in which such issuances are made without consideration or for consideration less than the pre-issuance conversion prices of the Preferred Stock, and, in such a case, the conversion prices were to be adjusted in proportion to the amount by which the consideration received for such dilutive issuance was less than the respective pre-issuance conversion prices. The dilutive issuances which could trigger such an adjustment excluded issuances of common stock or common stock equivalents effected (i) as a dividend, distribution or stock split, (ii) under the Company’s equity compensation plans or like arrangements, (iii) as a result of a qualified public offering, as defined, or in an initial public offering in which all shares of Preferred Stock would convert to common stock, as well as (iv) in contemplation of transactions or arrangements approved by the Board of Directors or holders of the Preferred Stock, as applicable.

All shares of Preferred Stock were automatically convertible into common stock upon the earlier of (i) the closing of an underwritten public offering in which the public offering price was at least $30.60 per share (subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization with respect to the common stock) and the net proceeds raised equaled or exceeded $50.0 million or (ii) the election of the holders of at least 50.1% of the outstanding shares of Preferred Stock, voting together as a single class on an as-converted to common stock basis. As described in Note 1, The Company, on May 13, 2013, the Company’s one-for-three reverse stock split of its common stock became effective, effectively changing the conversion prices of the Preferred Stock. Additionally, in May 2013, the Company’s preferred stockholders approved a change to the definition of qualified public offering to remove the per share price requirement and to set the threshold at gross proceeds to the Company of at least $50.0 million. In connection with the closing of the Company’s IPO, all of the Company’s outstanding Preferred Stock automatically converted to common stock at a one-for-three ratio as of June 5, 2013.

•	Voting Rights—The holders of Preferred Stock were entitled to vote as a single class with the holders of common stock on all matters and were entitled to the number of votes equal to the number of whole shares of common stock into which the shares of the particular series of Preferred Stock were convertible. The holders of Preferred Stock, voting together as a single class on an as-converted to common stock basis, were entitled to elect five directors to the Company’s Board of Directors and the holders of Preferred Stock and the holders of common stock, voting together as a single class on an as-converted to common stock basis, were entitled to elect the remaining directors.

•	Dividends—The holders of Series C Preferred Stock were entitled to receive non-cumulative dividends in preference to any dividends on any other series of Preferred Stock or common stock, and the holders of Series A Preferred Stock and Series B Preferred Stock were entitled to receive non-cumulative dividends in preference to any dividends on common stock, in each case, only when and if declared by the Company’s Board of Directors. No dividends were declared while the Preferred Stock was outstanding.

•	Liquidation Preference—In the event of any liquidation, dissolution or winding-up of the Company, including a deemed liquidation event, as defined in the Company’s certificate of incorporation to include certain mergers or a disposition of all or substantially all the assets of the Company (a “Deemed Liquidation Event”), before any distribution of payments could be made to common stockholders or the holders of the Series A Preferred Stock and Series B Preferred Stock, the holders of Series C Preferred Stock were entitled to receive the greater of (i) an amount per share equal to the Series C Original Issue Price, plus any dividends declared but unpaid thereon, or (ii) the amount a holder of such Preferred Stock received if such holder converted such Preferred Stock into common stock immediately prior to the Deemed Liquidation Event (the “Series C Liquidation Preference”). If the available assets were insufficient to pay the holders of Series C Preferred Stock the full amount to which they were entitled, the holders of Series C Preferred Stock were to share ratably in any distribution of the assets available for distribution in proportion to the respective amounts that would otherwise have been payable if such amounts were paid in full. After satisfaction of the Series C Liquidation Preference and before any distribution of payments was made to common stockholders, the holders of Series A Preferred Stock and Series B Preferred Stock, on a pari passu basis, were entitled to receive from any assets legally available for distribution, the Series A Original Issue Price for each share of Series A Preferred Stock held by such holder and the Series B Original Issue Price for each share of Series B Preferred Stock held by such holder, plus, in each case, any dividends declared but unpaid thereon (the “Series A and B Liquidation Preferences”). If the available assets were insufficient to pay the holders of Series A and Series B Preferred Stock the full amount to which they are entitled, the holders of Series A and Series B Preferred Stock were to share ratably in any distribution of the assets available for distribution in proportion to the respective amounts that would otherwise have been payable if such amounts were paid in full.

After satisfaction of the Series C Liquidation Preference and the Series A and B Liquidation Preferences, any remaining assets legally available for distribution were to be distributed among the holders of Series A Preferred Stock, Series B Preferred Stock and common stock pro rata based on the number of shares of common stock held by each, assuming full conversion of all outstanding shares of Series A Preferred Stock and Series B Preferred Stock. However, the holders of Series A Preferred Stock and Series B Preferred Stock were limited to the receipt of an aggregate amount (including through payment of the Series A and B Liquidation Preferences described above) equal to the greater of (i) $3.00 per share of Series A Preferred Stock held by such holder and $3.15 per share of Series B Preferred Stock held by such holder, or (ii) the amount the holder of such series of Preferred Stock would have received if such holder converted such series of Preferred Stock into common stock immediately prior to the Deemed Liquidation Event.

•	Redemption—At any time on or after April 2, 2017 and at the request of the holders of at least 50.1% of the then-outstanding shares of Preferred Stock, the Company would have been required to redeem all of the then-outstanding shares of Preferred Stock at an amount, on a per share basis, equal to the applicable original issue price of such series of Preferred Stock, plus all declared but unpaid dividends.

For the periods during which the Preferred Stock remained outstanding, the Company had evaluated each of its series of Preferred Stock and determined that they should be considered an “equity host” and not a “debt host” as defined by ASC 815, Derivatives and Hedging. This evaluation was necessary in order to determine if any embedded features required bifurcation and, therefore, separate accounting as a derivative liability. The Company’s analysis followed the “whole instrument approach,” which compares an individual feature against the entire preferred stock instrument which includes that feature. The Company’s analysis was based on a consideration of the Preferred Stock’s economic characteristics and risks and more specifically evaluated all the stated and implied substantive terms and features including (i) whether the Preferred Stock included redemption features, (ii) whether the preferred stockholders were entitled to dividends, (iii) the voting rights of the Preferred Stock and (iv) the existence and nature of any conversion rights. As a result of the Company’s determination that the Preferred Stock was an “equity host,” the embedded conversion feature was not considered a derivative liability.

8. Stockholders’ (Deficit) Equity

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to dividends when and if declared by the Board of Directors.

As of December 31, 2013, a total of 6,322,807 shares of common stock were reserved for issuance upon (i) the exercise of outstanding stock options and (ii) the issuance of stock awards under the Company’s 2013 Stock Incentive Plan and 2013 Employee Stock Purchase Plan.

9. Collaborations

Celgene

Overview

In April 2012, the Company entered into a collaboration and license agreement with Celgene to discover, develop and commercialize, in all countries other than the United States, small molecule HMT inhibitors targeting the DOT1L HMT, including the Company’s product candidate EPZ-5676, and any other HMT targets from the Company’s platform for patients with genetically defined cancers, excluding targets covered by the Company’s two other existing therapeutic collaborations (the “available targets”).

Under the terms of the agreement, the Company received a $65.0 million upfront payment and $25.0 million from the sale of Series C Preferred Stock to an affiliate of Celgene, of which $3.0 million was considered a premium and included as collaboration arrangement consideration for a total upfront payment of $68.0 million. In addition, the Company earned a $25.0 million clinical development milestone payment and recorded $1.9 million of global development co-funding during the year ended December 31, 2013. The Company is also eligible to earn up to $35.0 million in additional substantive clinical development milestone payments and up to $100.0 million in substantive regulatory milestone payments related to DOT1L as well as up to $65.0 million in payments, including a combination of substantive clinical development milestone payments and an option exercise fee for each selected target, and up to $100.0 million in substantive regulatory milestone payments for each available target as to which Celgene exercises its option during an initial option period ending in July 2015. Celgene has the right to extend the option period until July 2016 by making a significant option extension payment. As to DOT1L and each available target as to which Celgene exercises its option, the Company retains all product rights in the United States and is eligible to receive royalties for each target at defined percentages ranging from the mid-single digits to the mid-teens on net product sales outside of the United States subject to reduction in specified circumstances. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, the Company may not receive any milestone or royalty payments from Celgene. The next potential milestone payment that the Company might be entitled to receive under this agreement is a $35.0 million substantive milestone for the initiation of a pivotal clinical trial, as defined in the agreement, for its DOT1L inhibitor. This milestone payment would be recognized as collaboration revenue upon achievement.

Through December 31, 2013, in addition to amounts allocated to Celgene’s purchase of shares of the Company’s Series C Preferred Stock, the Company had recorded a total of $94.9 million in cash and accounts receivable under the Celgene agreement, including the $3.0 million implied premium on Celgene’s purchase of shares of the Company’s Series C Preferred Stock described in Note 7, Redeemable Convertible Preferred Stock. The Company recognized $37.8 million and $23.9 million of collaboration revenue in the consolidated statements of operations and comprehensive loss related to this agreement during the years ended December 31, 2013 and 2012, respectively, and $1.9 million of global development co-funding as a reduction to research and development expense during the year ended December 31, 2013. As of December 31, 2013, the Company had deferred revenue of $31.3 million related to this agreement.

Agreement Structure and Accounting Analysis. The Company granted Celgene an exclusive license, for all countries other than the United States, to HMT inhibitors directed to DOT1L and an option, on a target-by-target basis, to exclusively license, for all countries of the world other than the United States, rights to HMT inhibitors directed to other available targets during an initial three year period, which period may be extended by Celgene for one year upon an additional payment (the “option period”). During the option period, Celgene has the right to exercise its option to non-U.S. rights to available targets until the effectiveness of an investigational new drug application (“IND”) for an HMT inhibitor directed to such available target. Once a target is selected, Celgene does not have the right to replace it with another target. If Celgene does not exercise its option with respect to an available target prior to the end of the option period, the Company would retain worldwide rights to HMT inhibitors directed to that target.

For the DOT1L target, the Company is obligated to conduct and solely fund research and development costs of the Phase 1 clinical trials for EPZ-5676, after which point Celgene and the Company will equally co-fund global development and each party will solely fund territory-specific development costs for its territory. These future co-development activities were determined to be a contingent deliverable at the inception of the agreement due to the substantial clinical uncertainty that existed at agreement inception as to the success of the product candidate in planned Phase 1 clinical trials and, as a result, are being accounted for separately. In 2013, the Company recorded cash and accounts receivable of $1.9 million related to non-Phase 1 global development costs subject to the co-funding provisions of the agreement.

For the available targets, the Company must conduct and fully fund research and development activities through the option period. For any available target licensed to Celgene, the Company is obligated to conduct and solely fund research and development activities through the effectiveness of the first IND for an HMT inhibitor directed to such target, after which point Celgene and the Company will equally co-fund global development and each party will solely fund territory-specific development costs for its territory for such target. These future co-development activities were determined to be a contingent deliverable at the inception of the agreement due to the substantial clinical uncertainty that existed at agreement inception as to a product candidate achieving IND effectiveness and, as a result, will be accounted for separately when the activities occur. During the option period, the Company is required to use commercially reasonable efforts to conduct platform discovery activities necessary to characterize and identify available targets and HMT inhibitors directed to available targets and targets licensed to Celgene.

The significant deliverables of this multiple-element revenue arrangement were determined to be the DOT1L license, the licenses to available targets and the research services for DOT1L and the available targets. The license for DOT1L is a deliverable as the Company was obligated at contract inception to provide Celgene with the rights to develop, manufacture and commercialize products directed at the target. The Company concluded that the options to license available targets were not substantive as the Company was not at risk with regard to

Celgene exercising its options due to the size of the upfront payment. While Celgene is not contractually required to exercise its options to acquire any licenses to available targets, the overall purpose of the agreement was for Celgene to license available targets and develop and commercialize compounds for those targets outside of the United States. Without exercising its options to license available targets, Celgene could not obtain the economic benefit needed in order to recover its significant upfront payment. Since the options are not considered substantive, the licenses for available targets were considered to be deliverables at the inception of the arrangement.

The Company concluded that, prior to IND effectiveness, the DOT1L license did not have standalone value apart from the related research services due to the limited economic benefit that Celgene would derive from the DOT1L license if it did not obtain the research services. In particular, the Company concluded that prior to IND effectiveness, the license could not be used for its intended purpose without the highly specialized skills and know-how relating to HMT inhibitors that are only available from the Company. After IND effectiveness, the Company concluded that the DOT1L license would have standalone value apart from any remaining undelivered development services because Celgene, or other market participants, would have the ability to execute human clinical trials on the identified compound. Accordingly, the DOT1L license and related research services were accounted for as a combined unit of accounting prior to IND effectiveness. After IND effectiveness, the research services have been accounted for as separate units of accounting which have standalone value upon delivery.

With respect to the licenses to the available targets, the Company concluded that, prior to IND effectiveness, the licenses do not have standalone value apart from the related research services due to the limited economic benefit that Celgene would derive if it did not obtain the research services. In particular, the Company concluded that prior to IND effectiveness, a license could not be used for its intended purpose without the highly specialized skills and know-how relating to HMT inhibitors that are only available from the Company. Accordingly, the licenses to the available targets and related research services have been accounted for as a combined unit of accounting prior to IND effectiveness. The Company has also concluded that the individual licenses would have standalone value from one another; accordingly, the licenses to available targets and research services will be combined into units of accounting on a license-by-license basis prior to IND effectiveness. This conclusion was based on the determination that Celgene could derive benefit from any license and research services, prior to IND effectiveness, without regard to or receipt of any other license and accompanying research services prior to IND effectiveness.

The number and timing of the delivery of the licenses for the available targets depends upon the Company’s research progress and Celgene’s option election. Because the options to available targets are not considered substantive, any option exercise payments would be considered to be part of the total consideration for purposes of allocating the arrangement consideration. Accordingly, the Company has identified the allocable arrangement consideration as the $65.0 million upfront payment, the $3.0 million premium on Celgene’s purchase of Series C Preferred Stock and an amount for option exercise fees for Celgene’s expected selection of available targets that is based on a fixed option exercise fee for each target selected. Although there is no contractual limit to the number of licenses to available targets that could be delivered during the option period and the number of selected targets is not known, the Company has estimated the number of available targets that it believes are reasonably likely to be selected by Celgene during the option period, based on information available to management at the time the agreement was executed, including the stage of development of the Company’s available targets, for the purpose of determining the allocable arrangement consideration. The Company concluded that Celgene would select three targets based on the status of research on prioritized targets within the Company’s product platform at the inception of the agreement and the likelihood of three candidates reaching IND effectiveness within the selection period ending in July 2015. The allocable arrangement consideration has been allocated to the identified deliverables using the relative selling price method. The Company estimated the selling price of the DOT1L license deliverable and each available target license deliverable using management’s best estimate of selling price after considering market data regarding the pricing of development and commercialization licenses for development candidates at similar stages of development after considering the territories covered by the licenses, as well as entity-specific factors such as the pricing terms of the Company’s previous collaboration arrangements, recent research and development results related to the Company’s product platform and preclinical product candidates, the market potential for each target and the Company’s pricing practices and pricing objectives. The Company estimated the selling price of the research services to be provided in connection with the DOT1L license deliverable and each available target license deliverable using management’s best estimate of selling price based on the Company’s cost of providing the services plus an applicable profit margin of 10%, which is commensurate with observable market data for similar services. Under this method, the relative selling price of each deliverable was estimated based on the Company’s analysis of (i) the stage of development of DOT1L and the available targets at both the inception of the arrangement and the potential option exercise dates; (ii) the market potential for each target; (iii) the level of effort required to advance DOT1L through the completion of Phase 1 clinical trials and each available target to IND effectiveness and (iv) the research funding structure for each program.

The Company expects to recognize the allocated arrangement consideration as follows:

•	DOT1L and related research services—

•	The Company allocated $15.7 million to the DOT1L license and related research services prior to IND effectiveness based on the factors previously described and recognized this revenue ratably over the period from contract inception through the date of IND effectiveness in July 2012, as the related research services were provided.

•	The remaining DOT1L research services have been determined to represent two separate units of accounting. Accordingly, based on the factors previously described, $12.1 million was allocated to the post-IND research services to be provided in connection with the lead product candidate for DOT1L, EPZ-5676, and $18.8 million was allocated to the research services to be provided in connection with other potential DOT1L product candidates. The Company is recognizing revenue ratably for each unit of accounting over the period that the corresponding research services are to be provided, which for the post-IND research services for EPZ-5676 is from the date of IND effectiveness in July 2012 through the estimated date of completion of the Phase 1 clinical trial as defined in the agreement, which was initially estimated to be 17 months, and for the other potential DOT1L product candidates has been estimated to be 37 months, from contract inception through the estimated date of IND effectiveness for a licensed compound from the other potential DOT1L product candidates. Revenue recognized in the year ended December 31, 2013 reflects the Company’s current plan to complete the ongoing Phase 1 study of EPZ-5676 in 2014. Accordingly, the Company expects to recognize the remaining deferred revenue related to this deliverable of approximately $1.8 million as of December 31, 2013 through December 31, 2014.

The Company’s estimates of these revenue recognition periods are subject to the risks inherent in drug discovery. The Company will continue to re-assess the periods over which such services will be provided to consider any revisions to the estimated date of completion of the Phase 1 clinical trial for EPZ-5676 or IND effectiveness for any other DOT1L product candidate.

•	Available target licenses and related research services—

•	The Company allocated $81.4 million to the available target licenses and related research services. Because the targets which Celgene could select would be at a similar stage of development, the Company expects to recognize, on a selected target-by-selected target basis, an equal amount of the allocated arrangement consideration over the period beginning when each available target is selected through the estimated date of IND effectiveness for each selected target. No available targets have been selected as of December 31, 2013.

If Celgene exercises its option to extend the initial three year option period for one additional year, then the Company would be entitled to a significant option term extension payment. To the extent that Celgene extends the option period for an additional year, the Company would, at the time of any exercise of the extension option, allocate such payment based on its expectation as to the number of available targets that might be selected during the additional one year period and defer any option term extension payment until such time as a license to an available target was delivered.

Milestone payments under this arrangement consist of up to $160.0 million in clinical development and regulatory milestones for DOT1L and up to $165.0 million in option exercise fees and clinical development and regulatory milestones for each available target. The Company evaluated the milestones under this arrangement and believes that the milestones are substantive given the significant uncertainty as to the outcome of the substantial research efforts to be performed by the Company in order to achieve the milestones. Therefore, the milestones will be recognized as collaboration revenue upon achievement.

On a licensed target-by-licensed target basis, the Company has the right, in its sole discretion, to opt-out of further participation in and co-funding of development, other than specified costs necessary to complete development activities in process at the time the Company exercises its opt-out right. The Company can exercise its opt-out right at specified times before the scheduled initiation of the first pivotal clinical trial or before the estimated date of filing of the first new drug application for an HMT inhibitor directed to the licensed target or any time after regulatory approval of an HMT inhibitor directed to the licensed target. Following an opt-out, the Company is no longer required to co-fund global development for the applicable program, and it is obligated to grant Celgene an exclusive license to HMT inhibitors directed to the applicable target in the United States. Following its opt-out, if any, the Company will be eligible to receive specified milestone payments and royalties based on net product sales in the United States of HMT inhibitors directed to the licensed target. The Company would recognize revenue related to the milestones and royalties on any transferred target when earned, as the Company would have no performance obligations after exercising its opt-out. Based on the terms of the opt-out, the Company may not exercise its opt-out rights prior to completing its performance obligations under any of the deliverables identified at the inception of the agreement. None of the upfront cash payments, option exercise payments or option extension payment are subject to refund as a result of the opt-out provisions.

Agreement Termination Rights. The Company’s agreement with Celgene will expire on a product-by-product and country-by-country basis on the date of the expiration of the applicable royalty term with respect to each licensed product in each country and in its entirety upon the expiration of all applicable royalty terms for all licensed products in all countries. The royalty term for each licensed product in each country is the period commencing with first commercial sale of the applicable licensed product in the applicable country and ending on the latest of expiration of specified patent coverage, specified regulatory exclusivity or a specified period of years.

Celgene has the right to terminate the agreement with respect to one or more licensed targets or in its entirety, upon 60 or 120 days’ notice depending on the timing of such termination. The agreement may also be terminated in its entirety during the option period, and on a licensed target-by-licensed target basis after the option term, by either Celgene or the Company in the event of a material breach by the other party, in the event the other party, or an affiliate or sublicensee of the other party, participates or actively assists in a legal challenge to specified patent(s) of the terminating party or in the event the other party becomes subject to specified bankruptcy, insolvency or similar circumstances. There are no cancellation, termination or refund provisions in this arrangement that contain material financial consequences to the Company.

Eisai

Overview. In April 2011, the Company entered into a collaboration and license agreement with Eisai under which the Company granted Eisai an exclusive worldwide license to its small molecule HMT inhibitors directed to the EZH2 HMT, including the Company’s product candidate EPZ-6438, while retaining an opt-in right to co-develop, co-commercialize and share profits with Eisai as to licensed products in the United States. Additionally, as part of the research collaboration the Company agreed to provide research and development services related to the licensed compounds through December 31, 2014 (the “research period”).

Under the terms of the agreement, the Company recorded a $3.0 million upfront payment, $7.0 million in preclinical research and development milestone payments, a $6.0 million clinical development milestone achieved in June 2013 and $18.0 million for research and development services through December 31, 2013. The Company is eligible to earn up to $25.0 million in additional clinical development milestone payments, including substantive milestone payments of up to $10.0 million, up to $55.0 million in regulatory milestone payments and up to $115.0 million in sales-based milestone payments. The Company is also eligible to receive royalties at a percentage in the mid-single digits on any net product sales outside of the United States and at a percentage from the mid-single digits to low double-digits on any product sales in the United States, subject to reduction in specified circumstances. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, the Company may not receive any additional milestone payments or royalty or profit share payments from Eisai. The next potential milestone payment that the Company might be entitled to receive under this agreement is a $10.0 million substantive milestone for the initiation of the Phase 2 portion of the Phase 1/2 clinical trial. This milestone payment would be recognized as collaboration revenue upon achievement.

Through December 31, 2013, the Company recorded a total of $34.0 million in cash and accounts receivable related to this agreement. During the years ended December 31, 2013, 2012 and 2011, the Company recognized $14.3 million, $11.5 million and $6.6 million of collaboration revenue, respectively, related to this agreement. As of December 31, 2013, the Company had deferred revenue of $1.6 million related to this agreement.

Agreement Structure and Accounting Analysis. The significant deliverables of this multiple-element revenue arrangement were determined to be the worldwide license rights to EZH2 compounds and the research and development services. At the inception of the arrangement, the Company concluded that the license cannot be used for its intended purpose without the highly specialized skills and know-how relating to HMT inhibitors that is only available from the Company. The Company has therefore concluded that the delivered exclusive license lacked standalone value apart from the research and development services due to the limited economic benefit that Eisai would derive from the license if it did not obtain the Company’s research and development services. Consequently, the Company is accounting for these deliverables as a combined unit of accounting and is recognizing the $3.0 million upfront payment received from Eisai related to this agreement ratably over the research period. Funding for research and development services is being recognized as collaboration revenue in the period in which the related research and development costs are incurred.

Upon the execution of this agreement, in addition to the $3.0 million upfront payment, the Company received another $3.0 million payment for a preclinical research and development milestone that was deemed to have already been achieved. Because this initial $3.0 million milestone was certain at the execution of the agreement and did not require substantive effort by the Company, it has been combined with the upfront payment and is being recognized as collaboration revenue ratably over the research period. The Company has evaluated the remaining milestones under this agreement and determined that the milestones through human proof-of-concept are substantive, given the significant uncertainty as to the outcome of the substantial research efforts to be performed by the Company in order to achieve the milestones. Therefore, payments for the achievement of any milestones through human proof-of-concept are being recognized as revenue upon achievement, assuming all other revenue recognition criteria are met. In the first quarter of 2012, the Company commenced a study for the lead product candidate, EPZ-6438, representing the first substantive research milestone under this arrangement. Accordingly, the $4.0 million milestone payment received from Eisai upon the achievement of this preclinical research and development milestone was recognized as revenue upon achievement. In the second quarter of 2013, the first patient was enrolled in the Phase 1/2 clinical trial of EPZ-6438, representing the first substantive clinical development milestone under this arrangement. Accordingly, the $6.0 million milestone payment due from Eisai upon the achievement of this milestone was recognized as revenue upon achievement. Evaluation of milestones after human proof-of-concept will be dependent upon the Company’s decision to participate or not participate in the profit share and co-commercialization arrangement with Eisai.

Eisai solely funds all research, development and commercialization costs for licensed compounds, except for the cost obligations that the Company will undertake if it exercises its opt-in right to co-develop, co-commercialize and share profits with Eisai as to licensed products in the United States. The Company’s opt-in right to co-commercialize and share profits may be exercised on a licensed compound-by-licensed compound basis prior to the end of a specified period following Eisai’s provision to the Company of specified information following the licensed compound’s achievement of clinical proof-of-concept. If the Company exercises its opt-in right as to a licensed compound, the licensed compound becomes a shared product as to which: (i) Eisai’s obligation to pay royalties to the Company as to such shared product in the United States will terminate; (ii) Eisai and the Company will share in net profits or losses with respect to such shared product in the United States; (iii) 25.0% of specified past development costs will become creditable by Eisai against future milestone payments or royalties due to the Company, subject to certain limitations specified in the agreement; (iv) all subsequent milestones that become payable by Eisai after the Company exercises its opt-in right will be decreased by 50.0% in certain circumstances; and (v) Eisai and the Company will share equally in subsequent development costs allocated to the United States. All previous milestones earned by the Company are not subject to reimbursement.

If the Company elects to exercise its opt-in right, (i) future research and development costs for the shared product would be recorded on a collaboration basis, in which case the Company’s 50.0% share of the costs would be recorded as research and development expense and (ii) the recognition of future milestones may be re-evaluated. If the Company does not exercise its opt-in right, the remaining milestones will not be considered substantive, as Eisai would then control the development leading to the achievement of such milestones, which would generally be achieved after the Company’s performance obligations are complete.

Agreement Termination Rights. The Company’s agreement with Eisai will remain in effect until the later of expiration of all royalty obligations under the agreement with respect to all licensed products or, if the Company exercises its option, until the shared product is no longer being developed or commercialized by the parties in or for the United States or the parties’ agreement with respect to co-commercialization and profit sharing otherwise terminates. The royalty term for each licensed product in each country, other than shared products in the United States, is the period commencing with first commercial sale of the applicable licensed product in the applicable country and ending on the latest of expiration of specified patent coverage, specified regulatory exclusivity or a specified period of years.

Eisai may terminate the agreement for its convenience in its entirety or as to one or more major market countries, as defined in the agreement, upon 90 days’ prior written notice to the Company. Eisai also has the right to terminate the agreement in its entirety immediately if, in good faith, it believes that it is not advisable for it to continue to develop or commercialize the licensed products from a scientific, regulatory or ethical perspective as a result of a bona fide serious safety issue regarding the use of any licensed product. The agreement may also be terminated by either party in the event of a material breach by the other party or by the Company in the event Eisai, or an affiliate or sublicensee, participates or actively assists in an action or proceeding challenging or denying the validity of one of the Company’s patents. There are no cancellation, termination or refund provisions in this arrangement that contain material financial consequences to the Company.

GlaxoSmithKline

Overview. In January 2011, the Company entered into a collaboration and license agreement with GSK to discover, develop and commercialize novel small molecule HMT inhibitors directed to available targets from the Company’s platform. Under the terms of the agreement, the Company granted GSK the option to obtain exclusive worldwide license rights to HMT inhibitors directed to up to three targets. GSK selected and licensed three targets and the term during which it was entitled to select targets expired in July 2012.

Under the terms of the agreement, the Company recorded a $20.0 million upfront payment, $6.0 million of fixed research funding, $12.0 million of preclinical research and development milestone payments and $2.0 million of prepaid research funding through December 31, 2013. The Company is eligible to receive up to $17.0 million in additional substantive preclinical research and development milestone payments, up to $99.0 million in clinical development milestone payments, up to $240.0 million in regulatory milestone payments and up to $270.0 million in sales-based milestone payments. In addition, GSK is required to pay the Company royalties at percentages between the mid-single digits to the low double-digits, on a licensed product-by-licensed product basis, on worldwide net product sales, subject to reduction in certain specified circumstances. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, the Company may not receive any additional milestone payments or royalty payments from GSK. Due to the varying stages of development of each licensed target, the Company is not able to determine the next milestone that might be achieved under this agreement, if any.

Through December 31, 2013, the Company recorded a total of $40.0 million in cash and accounts receivable under the GSK agreement. During the years ended December 31, 2013 and 2012, the Company recognized $16.4 million and $9.7 million of collaboration revenue, respectively, related to this agreement. The Company did not recognize any collaboration revenue in the year ended December 31, 2011 related to this agreement as none of the delivered elements of the arrangement had standalone value at that time apart from the undelivered elements of the arrangement. As of December 31, 2013, the Company had deferred revenue of $13.9 million related to this agreement.

Agreement Structure and Accounting Analysis. For each selected target in the collaboration, the Company is primarily responsible for research until the selection of the development candidate, and GSK is solely responsible for subsequent development and commercialization. The Company is responsible for providing research and development services with respect to the selected targets pursuant to agreed-upon research plans during a research term that ends in January 2015, or earlier if a target reaches development candidate selection, at which point GSK is solely responsible for development and commercialization. GSK provided a fixed amount of research funding during the second and third years of the research term. If the Company conducts activities in the fourth year of the research term, GSK is obligated to provide research funding equal to 100.0% of research and development costs, subject to specified limitations.

The significant deliverables of this multiple-element revenue arrangement were determined to be exclusive licenses to three targets and corresponding research services for each target. At the inception of the arrangement, the Company concluded that the licenses cannot be used for their intended purpose without the highly specialized skills and know-how relating to HMT inhibitors that is only available from the Company. The Company therefore concluded that the target licenses lacked standalone value apart from the related research services due to the limited economic benefit that GSK would derive from the licenses if it did not obtain the Company’s research services and due to the lack of transferability of the exclusive licenses. The Company is therefore accounting for these deliverables, on a license-by-license basis, as a combined unit of accounting. The Company concluded that the option to secure licenses for three targets was not substantive, as the Company was not at risk with regard to GSK exercising its option due to the size of the upfront payment and the research funding commitment. Since the option was not considered substantive, the Company considered the licenses to be deliverables at the inception of the agreement. While the Company concluded that there were three units of accounting, each consisting of a license to a target and the research and development services related to that target, because the targets were at similar stages of development at the inception of the agreement, had equal probabilities of success and the research services in each unit of accounting were initially expected to be performed concurrently on a ratable basis over the research term, the Company allocated the arrangement consideration equally across the three targets. Accordingly, the $30.0 million of allocable arrangement consideration, consisting of the $20.0 million upfront payment, $4.0 million in milestone payments achieved during the selection term and the $6.0 million fixed research funding, is being recognized as collaboration revenue, on a target-by-target basis, ratably from the conclusion of the selection term, in July 2012, through the end of the research term, or earlier if a target reaches development candidate selection, at which point GSK is solely responsible for development and commercialization. In December 2013, the Company and GSK agreed to the selection of a development candidate for one of the three targets under the agreement, earning the Company a $4.0 million milestone payment and reducing the period over which the Company is recognizing revenue for this target by nine months. Accordingly, the Company expects to recognize the remaining deferred revenue related to this target of approximately $3.7 million as of December 31, 2013 during the first quarter of 2014. As to this target, GSK is solely responsible for subsequent development and commercialization.

During the selection term, the Company received $4.0 million upon the achievement of preclinical research and development milestones which required effort in the form of research activities by the Company and was not certain to be achieved at the execution of the agreement. However, because GSK had the right to drop a target and select a replacement target at any point during the selection term, the Company, in such a case, would have been obligated to perform the validation work for a replacement target. Consequently, this $4.0 million in preclinical research and development milestones has been combined with the upfront payment and fixed research funding and is being recognized as collaboration revenue ratably over the research term. The Company has evaluated the remaining milestones under this agreement and determined that the milestones through development candidate selection are substantive given the significant uncertainty as to the outcome of the substantial research efforts to be performed by the Company in order to achieve the milestones and will be recognized as revenue upon achievement, assuming all other revenue recognition criteria are met. The milestones after development candidate selection are not considered substantive because the Company does not contribute effort to the achievement of such milestones, which would generally be achieved after the research term. In the fourth quarter of 2013, the Company achieved a $4.0 million preclinical research and development milestone upon the selection of a development candidate for one of the three targets under the agreement. In the third quarter of 2012, the Company achieved two additional preclinical research and development milestones and received payments totaling $4.0 million. The preclinical research and development milestones achieved in 2013 and 2012 required effort in the form of research activities by the Company and were not certain to be achieved at the execution of the agreement. Additionally, at the time of the achievement of these preclinical research and development milestones, the selection term had expired and, as such, these milestones were determined to be substantive, and the milestones were recognized as revenue upon achievement.

Under the agreement, the Company also granted GSK the option to acquire up to 10.0% of the securities issued in its next qualified venture capital financing, if any, which meets conditions set forth in the agreement. The Company is not obligated to undertake any such financing and one has not occurred since the Company granted GSK this right.

Agreement Termination Rights. The agreement will expire on a product-by-product and country-by-country basis on the date of the expiration of the applicable royalty term with respect to each licensed product in each country and in its entirety upon the expiration of all applicable royalty terms for all licensed products in all countries. The royalty term for each licensed product in each country is the period commencing with the first commercial sale of the applicable licensed product in the applicable country and ending on the later of expiration of specified patent coverage or a specified period of years.

GSK has the right to terminate the agreement at any time with respect to one or more selected targets or in its entirety, upon 90 days’ prior written notice to the Company. The agreement may also be terminated with respect to one or more selected targets or in its entirety by either GSK or the Company in the event of a material breach by the other party. The agreement may be terminated with respect to selected targets by the Company in the event GSK, or an affiliate or sublicensee of GSK, participates or actively assists in a legal challenge to one of the patents exclusively licensed to GSK under the agreement with respect to the applicable target.

The Leukemia & Lymphoma Society

In June 2011, The Leukemia & Lymphoma Society (“LLS”) and the Company entered into an arrangement to support preclinical and Phase 1 development of the Company’s DOT1L-targeted HMT inhibitors for mixed lineage leukemia. Under this arrangement, LLS committed to provide up to $7.5 million in development milestone-based payments to the Company to support the program through Phase 1 clinical trials in exchange for defined future royalties and transfer payments.

The Company received $2.6 million in funding from LLS through May 2012, including upfront payments of $1.1 million and a milestone payment of $1.5 million received in March 2012 for a clinical candidate declaration. The Company paid LLS $0.4 million as a transfer payment relating to the Company’s entry into its collaboration agreement with Celgene.

In June 2012, the Company exercised its option to terminate this arrangement and repaid LLS $0.8 million, representing the portion of the upfront payment that had not yet been spent on research. Upon the Company’s exercise of its termination option, LLS elected to receive a termination fee equal to the aggregate amount of funding provided by LLS through the termination date, less any amounts previously repaid. Accordingly, the Company did not recognize any revenue in 2012 related to either the LLS upfront payment or the milestone achieved. Except for certain acceleration provisions described in the agreement, the termination fee was payable in three equal annual installments plus 10.0% interest. Accordingly, the Company had accrued $2.0 million as of December 31, 2012, representing the present value of its obligation to LLS in connection with the termination of this agreement. Upon the closing of the Company’s IPO, the Company’s obligation to LLS was accelerated, and, as a result, this termination obligation was paid in full in June 2013. Refer to Celgene for additional information regarding the collaboration agreement with Celgene.

Roche

In December 2012, Eisai and the Company entered into an agreement with Roche Molecular Systems, Inc. (“Roche”) under which Eisai and the Company are funding Roche’s development of a companion diagnostic to identify patients who possess certain point mutations in EZH2. In October 2013, this agreement was amended to include additional point mutations in EZH2. The development costs under the agreement with Roche will be the responsibility of Eisai until such time, if any, as the Company exercises its opt-in right under its collaboration agreement with Eisai. Under the terms of the amended agreement, Eisai agreed to pay Roche defined milestone payments of up to $21.5 million to develop and to make commercially available the companion diagnostic. As a result, the cost of the companion diagnostic agreement prior to the Company’s potential future exercise of its opt-in right under the Eisai collaboration will not be reflected in the Company’s consolidated statements of operations and comprehensive loss. If the Company exercises its opt-in right to co-develop, co-commercialize and share profits in the United States as to EPZ-6438, Eisai will be entitled to offset up to 25.0% of the funding amount it has previously paid to Roche against future milestone payments and royalties that Eisai may be obligated to pay to the Company under the Eisai collaboration and license agreement, and the Company will become obligated to fund up to half of the defined milestones that remain payable to Roche as of the time the Company opts-in.

The Company’s agreement with Roche will expire when Eisai or the Company are no longer developing or commercializing the Company’s product directed to EZH2. Eisai and the Company may terminate the agreement by giving Roche 90 days’ written notice if the Company and Eisai discontinue development and commercialization of the Company’s product directed to EZH2 or determine, in conjunction with Roche, that the diagnostic is not needed for use with the Company’s product directed to EZH2. Either Eisai and the Company or Roche may also terminate the agreement in the event of a material breach by the other party, in the event of material changes in circumstances that are contrary to key assumptions specified in the agreement or in the event of specified bankruptcy or similar circumstances. Under specified termination circumstances, Roche may become entitled to specified termination fees, which Eisai and the Company would be obligated to bear in the same manner that they bear the funding amounts payable to Roche.

Abbott

In February 2013, the Company entered into an agreement with Abbott Molecular Inc. (“Abbott”) under which the Company agreed to fund Abbott’s development of a companion diagnostic to identify patients with the mixed lineage leukemia (“MLL-r”) genetic alteration targeted by the Company’s EPZ-5676 product candidate. Under the terms of the agreement, the Company paid Abbott an upfront payment of $0.9 million upon the execution of the agreement, is obligated to make aggregate milestone-based development payments of up to $6.0 million and is obligated to reimburse Abbott for specified costs expected to be incurred in connection with Abbott conducting clinical trials to obtain the necessary regulatory approvals for the companion diagnostic which are not to exceed $0.9 million unless any excess costs are agreed to in advance.

Under the agreement with Abbott, Abbott is obligated to use commercially reasonable efforts to develop and make commercially available the companion diagnostic. Abbott has exclusive rights to commercialize and retain all proceeds from its commercialization of the companion diagnostic.

The agreement with Abbott will expire when the Company is no longer commercializing EPZ-5676. The Company may terminate the agreement for convenience by giving Abbott 60 days’ written notice, and the Company will be obligated to pay Abbott a termination fee if it exercises such right to terminate the agreement for convenience after the date 18 months following the execution of the agreement but prior to the completion of the development program for the companion diagnostic. Either Abbott or the Company may also terminate the agreement in the event of a material breach by the other party, in the event of specified injunctions that may issue in the future based on infringement of third party patents or in the event of specified bankruptcy or similar circumstances.

10. Employee Benefit Plans

Stock Incentive Plans

In 2008, the Company’s Board of Directors adopted and the Company’s stockholders approved the 2008 Stock Incentive Plan (the “2008 Plan”), which provided for the granting of certain defined stock incentive awards to employees, members of the Company’s Board of Directors and non-employee consultants, advisors or other service providers. In April 2013, the Company’s Board of Directors adopted and the Company’s stockholders approved the 2013 Stock Incentive Plan (the “2013 Plan”), which provides for the granting of certain defined stock incentive awards to employees, members of the Company’s Board of Directors and non-employee consultants, advisors or other service providers. Upon the closing of the IPO, the Company ceased granting stock incentive awards under the 2008 Plan, and any shares of common stock that remained available for grant under the 2008 Plan upon the closing of the IPO became available for issuance under the 2013 Plan. In addition, any shares of common stock subject to awards under the 2008 Plan that expire, terminate, or are otherwise surrendered, canceled, forfeited or repurchased without having been fully exercised or resulting in any common stock being issued will become available for issuance under the 2013 Plan. Additionally, in May 2013, the Company’s Board of Directors adopted and the Company’s stockholders approved the 2013 Employee Stock Purchase Plan (the “2013 ESPP”), which provides participating employees the option to purchase shares of the Company’s common stock at defined purchase prices over six month offering periods.

Stock incentive awards granted under the 2013 Plan may be incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards under the applicable provisions of the Internal Revenue Code. Incentive stock options are granted only to employees of the Company. Non-qualified stock options and restricted stock may be granted to officers, employees, consultants, advisors and other service providers. Incentive and non-qualified stock options and restricted stock granted to employees generally vest over four years, with 25.0% vesting upon the one-year anniversary of the grant and the remaining 75.0% vesting monthly over the following three years. Non-qualified stock options granted to consultants and other non-employees generally vest over the period of service to the Company. Incentive and non-qualified stock options expire ten years from the date of grant. Non-qualified stock options granted to members of the Company’s Board of Directors generally vest over the recipient’s term of Board service.

Stock-Based Compensation

Total stock-based compensation related to stock options, restricted stock and the employee stock purchase plan was $2.8 million, $0.7 million and $0.3 million in the years ended December 31, 2013, 2012 and 2011, respectively.

Stock-based compensation expense is classified in the consolidated statements of operations and comprehensive loss as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Research and development	$1,072	$448	$160
General and administrative	1,747	241	145

Total	$2,819	$689	$305

Stock Options

The Company uses the Black-Scholes option-pricing model to measure the fair value of stock option awards. Key assumptions used in this pricing model on the date of grant for options granted to employees are as follows:

	Year Ended December 31,
	2013	2012	2011
Risk-free interest rate	1.0%	0.7%	2.0%
Expected life of options	6.0 years	6.0 years	6.0 years
Expected volatility of underlying stock	94.7%	98.9%	100.0%
Expected dividend yield	0.0%	0.0%	0.0%

Key assumptions used in this pricing model on the date of grant for options granted to non-employees are as follows:

Year Ended December 31,
2013
Risk-free interest rate	3.0%
Expected life of options	10.0 years
Expected volatility of underlying stock	86.3%
Expected dividend yield	0.0%

There were no stock option awards granted to non-employees in 2012.

The risk-free interest rate is based upon the U.S. Treasury yield curve in effect at the time of grant, with a term that approximates the expected life of the option. The Company calculates the expected life of options granted to employees using the simplified method as the Company has insufficient historical information to provide a basis for estimate. The Company determines the expected volatility based on the historical volatility of a peer group of comparable publicly traded companies with product candidates in similar stages of development to the Company’s product candidates. The Company has applied an expected dividend yield of 0.0% as the Company has not historically declared a dividend and does not anticipate declaring a dividend during the expected life of the options.

The following is a summary of stock option activity for the year ended December 31, 2013:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at December 31, 2012	3,492,694	$0.90
Granted	1,514,828	7.91
Exercised	(253,239)	1.10
Forfeited or expired	(25,780)	2.74

Outstanding at December 31, 2013	4,728,503	$3.13	7.5	$85,514

Exercisable at December 31, 2013	2,646,881	$0.71	6.5	$53,165

During the year ended December 31, 2013, the Company granted stock options to purchase an aggregate of 1,514,828 shares of its common stock at a weighted average grant date fair value per option share of $7.85, including a stock option to purchase 10,000 shares of its common stock granted to a non-employee. During the year ended December 31, 2012 and 2011, the Company granted stock options to purchase an aggregate of 766,297 shares of its common stock and 547,557 shares of its common stock, respectively, with a weighted average grant date fair value per option share of $1.83 and $0.48, respectively. The total grant date fair value of options that vested during the years ended December 31, 2013, 2012 and 2011 was $0.6 million, $0.6 million and $0.3 million, respectively. The aggregate intrinsic value of stock options exercised was $2.1 million in 2013 and insignificant during 2012 and 2011.

As of December 31, 2013, there was $9.9 million of unrecognized stock-based compensation related to stock options that are expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 2.7 years.

Restricted Stock

The following is a summary of restricted stock activity for the year ended December 31, 2013:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding at December 31, 2012	22,223	$0.60
Vested	(16,668)	0.60

Outstanding at December 31, 2013	5,555	$0.60

During the year ended December 31, 2012 the Company granted 33,333 shares of restricted stock with a weighted-average grant date fair value per share of $0.60. The Company did not grant any restricted stock during the year ended December 31, 2013 or 2011. The intrinsic value of restricted stock that vested during the years ended December 31, 2013, 2012 and 2011 was $0.4 million, $0.1 million and $0.1 million, respectively.

As of December 31, 2013, there was an insignificant amount of unrecognized stock-based compensation related to restricted stock that is expected to vest.

401(k) Savings Plan

The Company has a defined contribution 401(k) savings plan (the “401(k) Plan”). The 401(k) Plan covers substantially all employees, and allows participants to defer a portion of their annual compensation on a pretax basis. Company contributions to the 401(k) Plan may be made at the discretion of the Board of Directors. As of December 31, 2013, the Company had made no contributions to the 401(k) Plan.

11. Loss per Share

As described in Note 2, Summary of Significant Accounting Policies, the Company computes basic and diluted earnings (loss) per share using a methodology that gives effect to the impact of outstanding participating securities (the “two-class method”)

Basic and diluted loss per share allocable to common stockholders are computed as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands except per share data)
Net loss	$(3,483)	$(702)	$(20,957)
Less: accretion of redeemable convertible preferred stock to redemption value	264	486	45

Loss allocable to common stockholders	$(3,747)	$(1,188)	$(21,002)

Weighted average shares outstanding	17,049	1,645	1,434

Basic and diluted loss per share allocable to common stockholders	$(0.22)	$(0.72)	$(14.65)

In June 2013, the Company issued an additional 5,913,300 shares of common stock in connection with its IPO and 20,633,046 shares of common stock in connection with the automatic conversion of its Preferred Stock upon the closing of the IPO. The issuance of these shares resulted in a significant increase in the Company’s shares outstanding, to 28,488,892 shares as of December 31, 2013, and weighted average shares outstanding for the year ended December 31, 2013 when compared to the comparable prior year period and is expected to continue to impact the year-over-year comparability of the Company’s (loss) earnings per share calculations through 2014.

The following common stock equivalents were excluded from the calculation of diluted loss per share allocable to common stockholders because their inclusion would have been antidilutive. The redeemable convertible preferred stock amounts shown in the table are on a common stock equivalent basis as a result of the reverse stock split described in Note 1, The Company:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Redeemable convertible preferred stock	—	20,633	17,365
Stock options	4,729	3,493	2,795
Unvested restricted stock	6	22	32
Shares issuable under employee stock purchase plan	48	—	—

	4,783	24,148	20,192

12. Related Party Transactions

In connection with its entry into the collaboration agreement with Celgene, on April 2, 2012, the Company sold Celgene 9,803,922 shares of its Series C Preferred Stock. As a result of this transaction, Celgene owned 12.5% of the Company’s fully diluted equity as of December 31, 2012. Refer to Note 9, Collaborations, for additional information regarding this collaboration agreement. In the second quarter of 2013, in connection with the IPO, Celgene made an additional investment in the Company, acquiring an additional 66,666 shares of the Company’s common stock. Additionally, as a result of the IPO, Celgene’s shares of Series C Preferred Stock automatically converted to common stock of the Company at a one-for-three ratio, collectively resulting in Celgene owning 3,334,640 shares of the Company’s common stock as of December 31, 2013, representing 10.0% of the Company’s fully diluted equity and 11.7% of the voting interests of the Company as of December 31, 2013.

During the years ended December 31, 2013 and 2012, the Company recognized $37.8 million and $23.9 million in collaboration revenue under the Celgene collaboration arrangement, respectively, and, as of December 31, 2013 and 2012, had recorded $31.3 million and $44.1 million of deferred revenue related to the Celgene collaboration arrangement, respectively. Additionally, during the year ended December 31, 2013, the Company recorded $1.9 million in global development co-funding from Celgene. As of December 31, 2013, the Company had accounts receivable of $26.2 million related to this collaboration arrangement.

13. Unaudited Quarterly Results

The results of operations on a quarterly basis for the years ended December 31, 2013 and 2012 are set forth below:

	Quarter Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Collaboration revenue	$8,882	$14,839	$8,444	$36,317
Operating expenses:
Research and development	13,361	13,937	14,584	15,685
General and administrative	2,998	3,079	3,587	4,378

Total operating expenses	16,359	17,016	18,171	20,063
Operating (loss) income	(7,477)	(2,177)	(9,727)	16,254
Other (expense) income, net	(20)	(35)	23	25

(Loss) income before income taxes	(7,497)	(2,212)	(9,704)	16,279
Income tax expense	—	—	—	349

Net (loss) income	$(7,497)	$(2,212)	$(9,704)	$15,930

Less: accretion of redeemable convertible preferred stock to redemption value	157	107	—	—
Less: income allocable to participating securities	—	—	—	4

(Loss) income allocable to common stockholders	$(7,654)	$(2,319)	$(9,704)	$15,926

(Loss) earnings per share allocable to common stockholders:
Basic	$(4.27)	$(0.25)	$(0.34)	$0.56
Diluted	$(4.27)	$(0.25)	$(0.34)	$0.52
Weighted average shares outstanding:
Basic	1,791	9,146	28,406	28,434
Diluted	1,791	9,146	28,406	30,901

	Quarter Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Collaboration revenue	$5,654	$15,342	$15,331	$8,895
Operating expenses:
Research and development	9,228	8,899	9,258	11,098
General and administrative	1,907	1,638	1,630	2,332

Total operating expenses	11,135	10,537	10,888	13,430
Operating (loss) income	(5,481)	4,805	4,443	(4,535)
Other income (expense), net	13	51	5	(2)

(Loss) income before income taxes	(5,468)	4,856	4,448	(4,537)
Income tax expense	—	—	—	1

Net (loss) income	$(5,468)	$4,856	$4,448	$(4,538)

Less: accretion of redeemable convertible preferred stock to redemption value	11	156	159	160
Less: income allocable to participating securities	—	4,354	3,972	—

(Loss) income allocable to common stockholders - basic	(5,479)	346	317	(4,698)
Undistributed income re-allocated to common stockholders	—	236	229	—

(Loss) income allocable to common stockholders - diluted	$(5,479)	$582	$546	$(4,698)

(Loss) earnings per share allocable to common stockholders:
Basic	$(3.38)	$0.21	$0.19	$(2.81)
Diluted	$(3.38)	$0.20	$0.18	$(2.81)
Weighted average shares outstanding:
Basic	1,623	1,636	1,651	1,670
Diluted	1,623	2,913	3,017	1,670

14. Subsequent Events

In February 2014, the Company completed a public offering of its common stock, which resulted in the sale of 3,673,901 shares at a price of $29.25 per share. The Company received net proceeds before expenses from this offering of $101.3 million after deducting underwriting discounts and commissions paid by the Company. In connection with this offering, Celgene made an additional investment in the Company, acquiring an additional 340,000 shares of the Company’s common stock.

In February 2014, the Company and GSK agreed to the selection of a lead candidate for one of the targets under the agreement, earning the Company a $2.0 million milestone payment.