Form 10-Q
period 2014-03-31
Epizyme, Inc.
filed 2014-05-14
CIK 1571498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares outstanding of the registrant’s common stock as of May 5, 2014: 33,154,689 shares.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

EPIZYME, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands except share and per share data)

	March 31, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$237,058	$123,564
Accounts receivable	8,151	33,667
Prepaid expenses and other current assets	2,078	2,421

Total current assets	247,287	159,652

Property and equipment, net	2,631	2,157
Restricted cash and other assets	1,146	1,179

Total Assets	$251,064	$162,988

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,884	$4,698
Accrued expenses	4,831	6,632
Current portion of deferred revenue	15,966	23,243

Total current liabilities	24,681	34,573
Deferred revenue, net of current portion	25,261	23,629
Other long-term liabilities	478	473
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.0001 par value; 125,000,000 shares authorized; 32,886,550 shares and 28,494,447 shares issued, respectively; 32,885,162 shares and 28,488,892 shares outstanding, respectively	3	3
Additional paid-in capital	263,605	160,390
Accumulated deficit	(62,964)	(56,080)

Total stockholders’ equity	200,644	104,313

Total Liabilities and Stockholders’ Equity	$251,064	$162,988

See notes to consolidated financial statements.

EPIZYME, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(Amounts in thousands except per share data)

	Three Months Ended March 31,
	2014	2013

Collaboration revenue	$13,391	$8,882

Operating expenses:
Research and development	15,347	13,361
General and administrative	4,956	2,998

Total operating expenses	20,303	16,359

Operating loss	(6,912)	(7,477)

Other income (expense):
Interest income	16	19
Other income (expense), net	12	(39)

Other income (expense), net	28	(20)

Net loss	$(6,884)	$(7,497)

Less: accretion of redeemable convertible preferred stock to redemption value	—	157

Loss allocable to common stockholders	$(6,884)	$(7,654)

Loss per share allocable to common stockholders:
Basic	$(0.22)	$(4.27)
Diluted	$(0.22)	$(4.27)

Weighted average shares outstanding:
Basic	30,959	1,791
Diluted	30,959	1,791

Comprehensive loss	$(6,884)	$(7,497)

See notes to consolidated financial statements.

EPIZYME, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,884)	$(7,497)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	169	179
Stock-based compensation	1,463	335
Changes in operating assets and liabilities:
Accounts receivable	25,516	(73)
Prepaid expenses and other current assets	343	(15)
Accounts payable	(1,321)	1,524
Accrued expenses	(1,804)	(350)
Deferred revenue	(5,645)	(6,228)
Restricted cash and other assets	33	(832)
Other long-term liabilities	5	(67)

Net cash provided by (used in) operating activities	11,875	(13,024)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(316)	(40)

Net cash used in investing activities	(316)	(40)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from public offering, net of commissions	101,283	—
Proceeds from stock options exercised	650	168
Issuance of shares under employee stock purchase plan	201	—
Payment of public offering costs	(468)	(38)
Proceeds from reimbursement of public offering costs	269	—

Net cash provided by financing activities	101,935	130

Net increase (decrease) in cash and cash equivalents	113,494	(12,934)
Cash and cash equivalents, beginning of period	123,564	97,981

Cash and cash equivalents, end of period	$237,058	$85,047

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Purchases of property and equipment unpaid at period end	327	21
Accretion of redeemable convertible preferred stock to redemption value	—	157
Public offering costs incurred but unpaid at period end	183	1,222

See notes to consolidated financial statements.

EPIZYME, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Overview and Basis of Presentation

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

The consolidated financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (the “Annual Report”).

The unaudited consolidated financial statements include the accounts of Epizyme and its subsidiary. All intercompany transactions and balances of subsidiaries have been eliminated in consolidation. In the opinion of management, the information furnished reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair presentation of the results for the reported interim periods. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The three months ended March 31, 2014 and 2013 are referred to as the first quarter of 2014 and 2013, respectively. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period.

In February 2014, the Company completed a public offering of its common stock, which resulted in the sale of 3,673,901 shares, including all additional shares available to cover over-allotments, at a price of $29.25 per share. The Company received net proceeds before expenses from this offering of $101.3 million after deducting underwriting discounts and commissions paid by the Company.

2.	Summary of Significant Accounting Policies

There have been no material changes to the significant accounting policies previously disclosed in the Company’s Annual Report.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 amends Accounting Standards Codification (“ASC”) 740, Income Taxes, by providing guidance on the financial statement presentation of an unrecognized benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The ASU does not affect the recognition or measurement of uncertain tax positions under ASC 740. ASU 2013-11 was effective for the Company for interim and annual periods beginning after December 15, 2013. The adoption of this ASU did not have any impact on the Company’s consolidated financial statements.

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

The Company’s financial instruments as of March 31, 2014 and December 31, 2013 consisted primarily of cash and cash equivalents, accounts receivable and accounts payable. As of March 31, 2014 and December 31, 2013, the Company’s financial assets recognized at fair value consisted of the following:

	Fair Value as of March 31, 2014
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents	$221,987	$221,987	$—	$—

Total	$221,987	$221,987	$—	$—

	Fair Value as of December 31, 2013
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents	$121,424	$121,424	$—	$—

Total	$121,424	$121,424	$—	$—

4.	Accrued Expenses

Accrued expenses consisted of the following:

	March 31, 2014	December 31, 2013
	(In thousands)
Employee compensation and benefits	$1,000	$2,607
Contract termination obligation	274	355
Research and development and professional expenses	3,557	3,670

Accrued expenses	$4,831	$6,632

Contract termination obligation includes estimated lease exit charges related to the Company’s former facility at 325 Vassar Street in Cambridge, Massachusetts. As of December 31, 2013, the Company had a recorded contract termination obligation of $0.4 million. During the three months ended March 31, 2014, the Company made cash payments of $0.2 million and recorded sublease income of $0.1 million, resulting in total remaining contract termination obligations of $0.3 million as of March 31, 2014.

5.	Income Taxes

The Company did not record a federal or state income tax provision or benefit for the three months ended March 31, 2014 and 2013 due to the expected loss before income taxes to be incurred for the years ended December 31, 2014 and 2013, respectively, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets.

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

Agreement Structure

Under the terms of the agreement, the Company recorded a $65.0 million upfront payment and $25.0 million from the sale of its series C redeemable convertible preferred stock to an affiliate of Celgene, of which $3.0 million was considered a premium and included as collaboration arrangement consideration for a total upfront payment of $68.0 million. In addition, the Company has recorded a $25.0 million clinical development milestone payment and $2.3 million of global development co-funding through March 31, 2014. The Company is also eligible to receive up to $35.0 million in additional substantive clinical development milestone payments and up to $100.0 million in substantive regulatory milestone payments related to DOT1L as well as up to $65.0 million in payments, including a combination of substantive clinical development milestone payments and an option exercise fee for each selected target, and up to $100.0 million in substantive regulatory milestone payments for each available target as to which Celgene exercises its option during an initial option period ending in July 2015. Celgene has the right to extend the option period until July 2016 by making a significant option extension payment. As to DOT1L and each available target as to which Celgene exercises its option, the Company retains all product rights in the United States and is eligible to receive royalties for each target at defined percentages ranging from the mid-single digits to the mid-teens on net product sales outside of the United States subject to reduction in specified circumstances. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, the Company may not receive any additional milestone or royalty payments from Celgene. The next potential milestone payment that the Company might be entitled to receive under this agreement is a $35.0 million substantive milestone for the initiation of a pivotal clinical trial, as defined in the agreement, for its DOT1L inhibitor.

The Company is obligated to conduct and solely fund research and development costs of the Phase 1 clinical trials for EPZ-5676. For all development costs other than the development costs of the Phase 1 clinical trials for EPZ-5676, Celgene and the Company will equally co-fund global development and each party will solely fund territory-specific development costs for its territory. The Company is obligated to conduct and solely fund research and development costs through the effectiveness of the first investigational new drug application (“IND”) for an HMT inhibitor directed to each available target selected by Celgene, after which point Celgene and the Company will equally co-fund global development and each party will solely fund territory-specific development costs for its territory. In the first quarter of 2014, the Company recorded accounts receivable of $0.4 million related to non-Phase 1 global development costs subject to the co-funding provisions of the agreement. Co-funded amounts receivable from Celgene are recorded as a reduction to research and development expense.

Collaboration Revenue

Through March 31, 2014, in addition to amounts allocated to Celgene’s purchase of shares of the Company’s series C redeemable convertible preferred stock, the Company had recorded a total of $95.3 million in cash and accounts receivable under the Celgene agreement, including the $3.0 million implied premium on Celgene’s purchase of shares of the Company’s series C redeemable convertible preferred stock. Through March 31, 2014, the Company has recognized $63.4 million of collaboration revenue, including $1.7 million and $3.6 million in the three months ended March 31, 2014 and 2013, respectively, and $2.3 million of global development co-funding as a reduction to research and development expense, including $0.4 million in the three months ended March 31, 2014, in the consolidated statements of operations and comprehensive loss related to this agreement. Revenue recognized in the three months ended March 31, 2014 reflects the Company’s current plan to reach IND effectiveness for a licensed compound from the other potential DOT1L product candidates by mid-2016. As a result, the remaining deferred revenue of approximately $6.9 million attributed to this deliverable as of March 31, 2014 will be recognized ratably through June 30, 2016. As of March 31, 2014 and December 31, 2013, the Company had deferred revenue of $29.7 million and $31.3 million, respectively, related to this agreement.

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

Agreement Structure

Under the terms of the agreement, the Company recorded a $3.0 million upfront payment, $7.0 million in preclinical research and development milestone payments, a $6.0 million clinical development milestone payment and $19.2 million for research and development services through March 31, 2014. The Company is eligible to receive up to $25.0 million in additional clinical development milestone payments, including substantive milestone payments of up to $10.0 million, up to $55.0 million in regulatory milestone payments and up to $115.0 million in sales-based milestone payments. The Company is also eligible to receive royalties at a percentage in the mid-single digits on any net product sales outside of the United States and at a percentage from the mid-single digits to low double-digits on any product sales in the United States, subject to reduction in specified circumstances. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, the Company may not receive any additional milestone payments or royalty or profit share payments from Eisai. The next potential milestone payment that the Company might be entitled to receive under this agreement is a $10.0 million substantive milestone for the initiation of the Phase 2 portion of the ongoing Phase 1/2 clinical trial of EPZ-6438.

Eisai solely funds all research, development and commercialization costs for licensed compounds, except for the cost obligations that the Company will undertake if it exercises its opt-in right to co-develop, co-commercialize and share profits with Eisai as to licensed products in the United States. If the Company exercises its opt-in right to a licensed compound, the licensed compound would become a shared product as to which (i) Eisai’s obligation to pay royalties to the Company as to such shared product in the United States will terminate; (ii) Eisai and the Company will share in net profits or losses with respect to such shared product in the United States; (iii) 25.0% of specified past development costs will become creditable by Eisai against future milestones or royalties due to the Company, subject to certain limitations specified in the agreement; (iv) all subsequent milestone payments that become payable by Eisai after the Company exercises its opt-in right will be decreased by 50.0% in certain circumstances; and (v) Eisai and the Company will share equally in subsequent development costs allocated to the United States.

Collaboration Revenue

Through March 31, 2014, the Company recorded a total of $35.2 million in cash and accounts receivable under the Eisai agreement. Through March 31, 2014, the Company has recognized $34.0 million of collaboration revenue, including $1.6 million and $2.3 million in the three months ended March 31, 2014 and 2013, respectively, in the consolidated statements of operations and comprehensive loss related to this agreement. As of March 31, 2014 and December 31, 2013, the Company had deferred revenue of $1.2 million and $1.6 million, respectively, related to this agreement.

GSK

In January 2011, the Company entered into a collaboration and license agreement with Glaxo Group Limited, an affiliate of GlaxoSmithKline (“GSK”), to discover, develop and commercialize novel small molecule HMT inhibitors directed to available targets from the Company’s platform. Under the terms of the agreement, the Company granted GSK exclusive worldwide license rights to HMT inhibitors directed to three targets. Additionally, as part of the research collaboration, the Company agreed to provide research and development services related to the licensed targets pursuant to agreed upon research plans until the earlier of the achievement of development candidate selection for a target or the end of the research term on January 8, 2015. During 2013, development candidate selection was achieved for the first target under the collaboration and license agreement, and, accordingly, the Company is no longer providing research and development services related to this target as of March 31, 2014.

In March 2014, the Company and GSK amended certain terms of this agreement for the third target, revising the license terms with respect to candidate compounds and amending the corresponding financial terms, including reallocating milestone payments and increasing royalty rates as to the third target. In connection with the execution of this amendment, the Company recorded a $3.0 million upfront payment. This $3.0 million upfront payment has been allocated equally to the remaining two targets for which the Company is actively providing research and development services, as these remaining two targets are at similar stages of development, have equal probabilities of success and the remaining research services are expected to be performed concurrently on a ratable basis over the research term. The $3.0 million is being recognized as collaboration revenue, on a target-by-target basis, ratably from the execution of the amendment, in March 2014, through the end of the research term, or earlier if a target reaches development candidate selection.

Agreement Structure

Under the agreement, the Company recorded a $20.0 million upfront payment, a $3.0 million payment upon the execution of the March 2014 agreement amendment, $6.0 million of fixed research funding, $14.0 million of preclinical research and development milestone payments and $3.6 million for research and development services through March 31, 2014. The Company is eligible to receive up to $19.0 million in additional substantive preclinical research and development milestone payments, up to $109.0 million in clinical development milestone payments, up to $275.0 million in regulatory milestone payments and up to $218.0 million in sales-based milestone payments. In addition, GSK is required to pay the Company royalties, at percentages from the mid-single digits to the low double-digits, on a licensed product-by-licensed product basis, on worldwide net product sales, subject to reduction in specified circumstances. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, the Company may not receive any additional milestone payments or royalty payments from GSK. Due to the varying stages of development of each licensed target, the Company is not able to determine the next milestone that might be achieved under this agreement, if any.

For each selected target in the collaboration, the Company is primarily responsible for research until the selection of the development candidate, and GSK is solely responsible for subsequent development and commercialization. GSK provided a fixed amount of research funding during the second and third years of the research term and is obligated to provide research funding equal to 100.0% of research and development costs, subject to specified limitations, for research activities conducted by the Company in the fourth year of the research term.

Collaboration Revenue

Through March 31, 2014, the Company recorded a total of $46.6 million in payments under the GSK agreement. Through March 31, 2014, the Company has recognized $36.2 million of collaboration revenue, including $10.1 million and $3.0 million in the three months ended March 31, 2014 and 2013, respectively, in the consolidated statements of operations and comprehensive loss related to this agreement, including a $2.0 million preclinical research and development milestone achieved and recognized as collaboration revenue in the three months ended March 31, 2014. As of March 31, 2014 and December 31, 2013, the Company had deferred revenue of $10.4 million and $13.9 million, respectively, related to this agreement.

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

Abbott

In February 2013, the Company entered into an agreement with Abbott Molecular Inc. (“Abbott”) under which the Company agreed to fund Abbott’s development of a companion diagnostic to identify patients with the mixed lineage leukemia (“MLL-r”) genetic alteration targeted by the Company’s EPZ-5676 product candidate. Under the terms of the agreement, the Company paid Abbott an upfront payment of $0.9 million upon the execution of the agreement, is obligated to make aggregate milestone-based development payments of up to $6.0 million and is obligated to reimburse Abbott for specified costs not to exceed $0.9 million.

7.	Stock-Based Compensation

Total stock-based compensation expense related to stock options, restricted stock and the employee stock purchase plan was $1.5 million and $0.3 million for the three months ended March 31, 2014 and 2013, respectively.

Stock-based compensation expense is classified in the consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Research and development	$681	$155
General and administrative	782	180

Total	$1,463	$335

Stock Options

The weighted-average fair value of options, estimated as of the grant date using the Black-Scholes option pricing model, was $23.58 and $4.14 per option for those options granted during the three months ended March 31, 2014 and 2013, respectively. Key assumptions used to apply this pricing model were as follows:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013

Risk-free interest rate	1.6%	0.9%
Expected life of options	6.0 years	6.0 years
Expected volatility of underlying stock	93.6%	96.2%
Expected dividend yield	0.0%	0.0%

The following is a summary of stock option activity for the three months ended March 31, 2014:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at December 31, 2013	4,728,503	$3.13
Granted	484,571	31.03
Exercised	(710,400)	0.91
Forfeited or expired	(771)	2.51

Outstanding at March 31, 2014	4,501,903	$6.48	7.8	$78,802

Exercisable at March 31, 2014	2,444,442	$1.09	6.7	$52,989

As of March 31, 2014, there was $19.9 million of unrecognized compensation cost related to stock options that are expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 2.8 years.

Restricted Stock

The following is a summary of restricted stock activity for the three months ended March 31, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value per Share

Outstanding at December 31, 2013	5,555	$0.60
Vested	(4,167)	0.60

Outstanding at March 31, 2014	1,388	$0.60

As of March 31, 2014, there was an insignificant amount of unrecognized compensation cost related to restricted stock that is expected to vest.

8.	Loss Per Share

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

Basic and diluted loss per share allocable to common stockholders are computed as follows:

	Three Months Ended March 31,
	2014	2013
	(In thousands except per share data)
Net loss	$(6,884)	$(7,497)
Less: accretion of redeemable convertible preferred stock to redemption value	—	157

Loss allocable to common stockholders	$(6,884)	$(7,654)

Weighted average shares outstanding	30,959	1,791

Basic and diluted loss per share allocable to common stockholders	$(0.22)	$(4.27)

In June 2013, the Company issued 5,913,300 shares of common stock in connection with its initial public offering (“IPO”) and 20,633,046 shares of common stock in connection with the automatic conversion of its redeemable convertible preferred stock upon the closing of the IPO. In February 2014, the Company issued an additional 3,673,901 shares of common stock in connection with a public offering. The issuance of these shares resulted in a significant increase in the Company’s shares outstanding, to 32,885,162 shares as of March 31, 2014, and in the weighted average shares outstanding for the three months ended March 31, 2014 when compared to the comparable prior year period and is expected to continue to impact the year-over-year comparability of the Company’s (loss) earnings per share calculations through 2014.

The following common stock equivalents were excluded from the calculation of diluted loss per share allocable to common stockholders because their inclusion would have been anti-dilutive:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Redeemable convertible preferred stock	—	20,633
Stock options	4,502	4,533
Unvested restricted stock	1	18
Shares issuable under employee stock purchase plan	2	—

	4,505	25,184

9.	Related Party Transactions

The Company’s collaboration partner Celgene has made a series of equity investments in the Company, owning 3,334,640 shares of common stock as of December 31, 2013. In the first quarter of 2014, in connection with the Company’s public offering of common stock, Celgene made an additional investment in the Company, acquiring an additional 340,000 shares of the Company’s common stock, maintaining an ownership percentage representing 9.8% of the Company’s fully diluted equity and 11.1% of the voting interests of the Company as of March 31, 2014. Refer to Note 6, Collaborations, for additional information regarding this collaboration agreement.

Under the Celgene collaboration agreement, the Company recognized $1.7 million and $3.6 million of collaboration revenue in the three months ended March 31, 2014 and 2013, respectively, and as of March 31, 2014 and December 31, 2013, had recorded $29.7 million and $31.3 million of deferred revenue related to the Celgene collaboration arrangement, respectively. Additionally, in the three months ended March 31, 2014, the Company recorded $0.4 million in global development co-funding from Celgene. As of March 31, 2014 and December 31, 2013, the Company had accounts receivable of $0.4 million and $26.2 million related to this collaboration arrangement.

10.	Subsequent Events

In April 2014, the Company and GSK agreed to the selection of a lead candidate for the third target under the agreement, earning the Company a $1.0 million milestone payment.

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

Management Overview

We are a clinical stage biopharmaceutical company that discovers, develops and plans to commercialize innovative personalized therapeutics for patients with genetically defined cancers. We have built a proprietary product platform that we use to create small molecule inhibitors of a 96-member class of enzymes known as histone methyltransferases, or HMTs. Genetic alterations can result in changes to the activity of HMTs, making them oncogenic. Our therapeutic strategy is to inhibit oncogenic HMTs to treat the underlying causes of the associated genetically defined cancers. The three months ended March 31, 2014 and 2013 are referred to as the first quarter of 2014 and 2013, respectively. Unless the context indicates otherwise, all references herein to our company include our wholly-owned subsidiary.

Our management’s discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q, which have been prepared by us in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim periods and with Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended. This discussion and analysis should be read in conjunction with these unaudited consolidated financial statements and the notes thereto as well as in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, or our Annual Report.

We commenced active operations in early 2008, and since inception, have incurred significant operating losses. As we are a clinical stage company, we expect to continue to incur significant expenses and operating losses over the next several years. Since our inception and through March 31, 2014, we have raised an aggregate of $429.0 million to fund our operations, of which $169.2 million was non-equity funding through our collaboration agreements, $183.8 million was from the sale of common stock in our public offerings and $76.0 million was from the sale of redeemable convertible preferred stock. In addition, as of March 31, 2014, we were entitled to receive $8.2 million in non-equity funding through our collaboration agreements. As of March 31, 2014, we had $237.1 million in cash and cash equivalents.

We are a leader in the translation of the science of epigenetics into first-in-class personalized therapeutics for patients with genetically defined cancers and currently have two HMT inhibitors in clinical development for the treatment of patients with genetically defined cancers. We believe we are the first company to conduct a clinical trial of an HMT inhibitor. We are conducting a Phase 1 clinical trial of our most advanced product candidate, EPZ-5676, an inhibitor targeting the DOT1L HMT, being developed for the treatment of acute leukemias with genetic alterations of the MLL gene, referred to as MLL-r or MLL-PTD, and plan to disclose adult Phase 1 dose escalation and expansion stage data in the second half of 2014. In May 2014, we initiated a Phase 1b study in pediatric patients with MLL-r leukemia, which is considered to be one of the last inadequately treated pediatric acute leukemias. This Phase 1b study is designed to evaluate the safety, pharmacokinetics and pharmacodynamics of escalating doses of EPZ-5676 in patients between the ages of 3 months and 18 years and also provide a preliminary assessment of efficacy. With this pediatric study, we now have ongoing assessments of proof-of-concept in three genetically defined cancer patient groups in the EPZ-5676 clinical program: adult MLL-r, adult MLL-PTD and pediatric MLL-r. We are also conducting a Phase 1/2 clinical trial of our second most advanced product candidate, EPZ-6438, an inhibitor targeting the EZH2 HMT, being developed for the treatment of a genetically defined subtype of non-Hodgkin lymphoma and solid tumors including INI1-deficient tumors such as synovial sarcoma and malignant rhabdoid tumors, or MRT, and plan to disclose data from the Phase 1 portion of this Phase 1/2 study in the second half of 2014. Pending the results of the Phase 1 portion of the ongoing Phase 1/2 study, we plan to initiate Phase 2 development, enrolling two proof-of-concept studies, one in non-Hodgkin lymphoma patients and one in patients with INI1-deficient tumors, such as synovial sarcoma. In addition to our clinical programs, we also have a pipeline of other HMT inhibitors that are in preclinical development that target our other prioritized HMTs. These programs are directed to genetically defined cancers, both hematological and solid tumors.

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

The following table summarizes key information about our two most advanced product candidates:

Product Candidate	Genetically Defined Populations (Genetic Alteration)		Stage of Development	Commercial Rights	Diagnostic Collaborator
EPZ-5676 (DOT1L inhibitor)	Acute leukemias with alterations in the MLL gene		Phase 1 MLL-r and MLL-PTD adult patient trial ongoing	Epizyme: United States Celgene: Rest of world	Abbott (MLL-r)
	•	MLL-r subtype of acute myeloid leukemia, or AML, and acute lymphoblastic leukemia, or ALL, in adult patients (Chromosomal translocation involving the MLL gene)	• Dose escalation stage fully enrolled in MLL-r adult patient trial
	•	MLL partial tandem duplication, or MLL-PTD, subtype of AML in adult patients (Partial tandem duplication of the MLL gene)	• MLL-r / MLL-PTD only adult expansion stage enrolling
	•	MLL-r in pediatric patients (Chromosomal translocation involving the MLL gene)	Phase 1b MLL-r pediatric patient trial initiated in May 2014
EPZ-6438 (EZH2 inhibitor)	Non-Hodgkin lymphoma (Point mutations in EZH2) Other solid tumors including INI1-deficient tumors, such as synovial sarcoma and MRT		Phase 1/2 clinical trial ongoing	Eisai: Worldwide rights, subject to Epizyme’s opt-in on 50.0% of United States rights	Roche (Non-Hodgkin lymphoma with EZH2 point mutations)
• Phase 1 dose escalation enrolling
• Phase 2 trial for non-Hodgkin lymphoma patients with point mutations in EZH2 expected to initiate in 2014 pending our review of data from the Phase 1 dose escalation trial
Phase 2 trial for patients with INI1-deficient tumors, such as synovial sarcoma, expected to initiate in 2014 pending our review of data from the Phase 1 dose escalation trial

Program highlights for the three months ended March 31, 2014 include:

•	For EPZ-5676, we continued enrollment in the expansion stage of our Phase 1 trial which is limited to patients with MLL-r and MLL-PTD. In May 2014, we initiated our Phase 1 trial of EPZ-5676 in pediatric MLL-r patients.

•	For EPZ-6438, which Eisai refers to as E7438, we continued enrollment in the Phase 1 portion of our Phase 1/2 clinical trial. Additionally, the United States Patent and Trademark Office granted our U.S. Patent No. 8,691,507 with claims that cover the diagnosis and treatment of cancers associated with EZH2 mutation.

•	For our discovery and preclinical stage product programs, we continued to progress the target programs partnered with GSK, earning a $2.0 million preclinical research and development milestone upon the February 2014 selection of a lead candidate for the second of the three targets under the agreement. In April 2014, we recorded a $1.0 million preclinical research and development milestone upon the April 2014 selection of a lead candidate for the third of the three targets under the agreement. We also continued to progress a number of other research programs directed to high priority HMTs in our pipeline.

Collaborations

The key terms of our primary collaboration agreements are as follows:

•	Celgene

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

Agreement Structure

Under the terms of the agreement, we recorded a $65.0 million upfront payment and $25.0 million from the sale of our series C redeemable convertible preferred stock to an affiliate of Celgene, of which $3.0 million was considered a premium and included as collaboration arrangement consideration for a total upfront payment of $68.0 million. In addition, we have recorded a $25.0 million clinical development milestone payment and $2.3 million of global development co-funding through March 31, 2014. We are also eligible to receive up to $35.0 million in additional clinical development milestone payments and up to $100.0 million in regulatory milestone payments related to DOT1L as well as up to $65.0 million in payments, including a combination of clinical development milestone payments and an option exercise fee for each selected target, and up to $100.0 million in regulatory milestone payments for each available target as to which Celgene exercises its option during an initial option period ending in July 2015. Celgene has the right to extend the option period until July 2016 by making a significant option extension payment. As to DOT1L and each available target as to which Celgene exercises its option, we retain all product rights in the United States and are eligible to receive royalties for each target at defined percentages ranging from the mid-single digits to the mid-teens on net product sales outside of the United States, subject to reductions in specified circumstances. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, we may not receive any additional milestone or royalty payments from Celgene. The next potential milestone payment that we might be entitled to receive under this agreement is $35.0 million for the initiation of a pivotal clinical trial, as defined in the agreement, for our DOT1L inhibitor.

We are obligated to conduct and solely fund research and development costs of the Phase 1 clinical trials for EPZ-5676. For all development costs other than the development costs of the Phase 1 clinical trials for EPZ-5676, Celgene and we will equally co-fund global development and each party will solely fund territory-specific development costs for its territory. We are obligated to conduct and solely fund research and development costs through the effectiveness of the first investigational new drug application for an HMT inhibitor directed to each available target selected by Celgene, after which point Celgene and we will equally co-fund global development and each party will solely fund territory-specific development costs for its territory. In the first quarter of 2014, we recorded accounts receivable of $0.4 million related to non-Phase 1 global development costs subject to the co-funding provisions of this agreement. Co-funded amounts receivable from Celgene are recorded as a reduction to research and development expense.

Collaboration Revenue

Through March 31, 2014, in addition to amounts allocated to Celgene’s purchase of shares of our series C redeemable convertible preferred stock, we had recorded a total of $95.3 million in cash and accounts receivable under the Celgene agreement, including the $3.0 million implied premium on Celgene’s purchase of our series C redeemable convertible preferred stock. Through March 31, 2014, we have recognized $63.4 million of collaboration revenue, including $1.7 million and $3.6 million in the three months ended March 31, 2014 and 2013, respectively, and $2.3 million of global development co-funding as a reduction to research and development expense, including $0.4 million in the three months ended March 31, 2014, in the consolidated statements of operations and comprehensive loss related to this agreement. As of March 31, 2014 and December 31, 2013, we had deferred revenue of $29.7 million and $31.3 million, respectively, related to this agreement.

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

Agreement Structure

Under the terms of the agreement, we recorded a $3.0 million upfront payment, $7.0 million in preclinical research and development milestone payments, a $6.0 million clinical development milestone payment and $19.2 million for research and development services through March 31, 2014. We are eligible to receive up to $25.0 million in additional clinical development milestone payments, up to $55.0 million in regulatory milestone payments and up to $115.0 million in sales-based milestone payments. We are also eligible to receive royalties at a percentage in the mid-single digits on any net product sales outside of the United States and at a percentage from the mid-single digits to low double-digits on any net product sales in the United States, subject to reduction in specified circumstances. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, we may not receive any additional milestone payments or royalty or profit share payments from Eisai. The next potential milestone payment that we might be entitled to receive under this agreement is $10.0 million for the initiation of the Phase 2 portion of the ongoing Phase 1/2 clinical trial of EPZ-6438.

Eisai solely funds all research, development and commercialization costs for licensed compounds, except for the cost obligations that we will undertake if we exercise our opt-in right to co-develop, co-commercialize and share profits with Eisai as to licensed products in the United States. If we exercise our opt-in right as to a licensed compound, the licensed compound would become a shared product as to which (i) Eisai’s obligation to pay royalties to us as to such shared product in the United States will terminate; (ii) Eisai and we will share in net profits or losses with respect to such shared product in the United States; (iii) 25.0% of specified past development costs will become creditable by Eisai against future milestones or royalties due to us, subject to certain limitations specified in the agreement; (iv) all subsequent milestone payments that become payable by Eisai to us after we exercise our opt-in right will be decreased by 50.0% in certain circumstances; and (v) Eisai and we will share equally in subsequent development costs allocated to the United States.

Collaboration Revenue

Through March 31, 2014, we recorded a total of $35.2 million in cash and accounts receivable under the Eisai agreement. Through March 31, 2014, we have recognized $34.0 million of collaboration revenue, including $1.6 million and $2.3 million in the three months ended March 31, 2014 and 2013, respectively, in the consolidated statements of operations and comprehensive loss related to this agreement. As of March 31, 2014 and December 31, 2013, we had deferred revenue of $1.2 million and $1.6 million, respectively, related to this agreement.

•	GSK

In January 2011, we entered into a collaboration and license agreement with GSK to discover, develop and commercialize novel small molecule HMT inhibitors directed to available targets from our product platform. Under the terms of the agreement, we granted GSK exclusive worldwide license rights to HMT inhibitors directed to three targets. Additionally, as part of the research collaboration provided for in the agreement, we agreed to provide research and development services related to the licensed targets pursuant to agreed upon research plans until the earlier of the achievement of development candidate selection for a target or the end of the research term on January 8, 2015. During 2013, development candidate selection was achieved for the first target under the collaboration and license agreement, and, accordingly, we are no longer providing research and development services related to this target as of March 31, 2014.

In March 2014, we and GSK amended certain terms of this agreement for the third target, revising the license terms with respect to candidate compounds and amending the corresponding financial terms, including reallocating milestone payments and increasing royalty rates as to the third target. In connection with the execution of this amendment, we recorded a $3.0 million upfront payment.

Agreement Structure

Under the agreement, we recorded a $20.0 million upfront payment, a $3.0 million payment upon the execution of the March 2014 agreement amendment, $6.0 million of fixed research funding, $14.0 million of preclinical research and development milestone payments and $3.6 million for research and development services through March 31, 2014. In addition, in April 2014, we recorded a $1.0 million preclinical research and development milestone under this agreement. Following the April 2014 milestone achievement, we are eligible to receive up to $18.0 million in additional preclinical research and development milestone payments, up to $109.0 million in clinical development milestone payments, up to $275.0 million in regulatory milestone payments and up to $218.0 million in sales-based milestone payments. In addition, GSK is required to pay us royalties at percentages from the mid-single digits to the low double-digits, on a licensed product-by-licensed product basis, on worldwide net product sales, subject to reductions in specified circumstances. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, we may not receive any additional milestone payments or royalty payments from GSK. Due to the varying stages of development of each licensed target, we are not able to determine the next milestone that might be achieved, if any.

For each selected target in the collaboration, we are primarily responsible for research until the selection of the development candidate, and GSK is solely responsible for subsequent development and commercialization. GSK provided a fixed amount of research funding during the second and third years of the research term and is obligated to provide research funding equal to 100.0% of research and development costs, subject to specified limitations, for research activities we conduct in the fourth year of the research term.

Collaboration Revenue

Through March 31, 2014, we recorded a total of $46.6 million in cash and accounts receivable under the GSK agreement. Through March 31, 2014, we have recognized $36.2 million of collaboration revenue, including $10.1 million and $3.0 million in the three months ended March 31, 2014 and 2013, respectively, in the consolidated statements of operations and comprehensive loss related to this agreement, including a $2.0 million preclinical research and development milestone achieved and recognized as collaboration revenue in the three months ended March 31, 2014. As of March 31, 2014 and December 31, 2013, we had deferred revenue of $10.4 million and $13.9 million, respectively, related to this agreement.

Results of Operations

Collaboration Revenue

The following is a comparison of collaboration revenue for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013	Increase
	(In millions)
Collaboration revenue	$13.4	$8.9	$4.5

Our revenue consists of collaboration revenue, including amounts recognized from deferred revenue related to upfront payments for licenses or options to obtain licenses in the future, research and development services revenue earned and milestone payments earned under collaboration and license agreements with our collaboration partners.

During the first quarter of 2014, collaboration revenue consisted of $6.8 million recognized from deferred revenue related to upfront payments for licenses, $2.0 million in milestone revenue and $4.6 million in research and development funding. This revenue compares to $6.4 million recognized from deferred revenue related to upfront payments for licenses and $2.5 million in research and development funding recognized in the first quarter of 2013.

Collaboration revenue recognized from deferred revenue in the first quarter of 2014 primarily comprised $1.7 million under our Celgene agreement, $0.4 million under our Eisai agreement and $4.6 million under our GSK agreement, as compared to

$3.6 million under our Celgene agreement, $0.4 million under our Eisai agreement and $2.4 million under our GSK agreement in the first quarter of 2013. Milestone revenue in the first quarter of 2014 consists of a $2.0 million preclinical research and development milestone achieved under our GSK agreement. Collaboration revenue recognized for research and development services in the first quarter of 2014 comprised $1.2 million under our Eisai agreement and $3.4 million under our GSK agreement, as compared to $1.9 million under our Eisai agreement and $0.6 million under our GSK agreement in the first quarter of 2013.

Research and Development

The following is a comparison of research and development expenses for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013	Increase
	(In millions)
Research and development	$15.3	$13.4	$1.9

Research and development expenses consist of expenses incurred in performing research and development activities, including compensation and benefits for full-time research and development employees, facilities expenses, overhead expenses, clinical trial and related clinical manufacturing expenses, fees paid to third party clinical research organizations, or CROs, and other outside expenses. As we advance our product platform, we are conducting research on several prioritized HMT targets. Our research and development team is organized such that the strategy, design, management and evaluation of results of all of our research and development plans is accomplished internally while some of our research and development activities are executed using our multinational network of CROs. In the early phases of development, our research and development costs are often devoted to enhancing our product platform and are not necessarily allocable to specific targets. In circumstances, such as our Celgene collaboration, where our collaboration and license agreements provide for equally co-funded global development under joint risk sharing collaborations, amounts received from collaboration partners for such co-funding are recorded as a reduction to research and development expense.

The following table illustrates the components of our research and development expenses:

	Three Months Ended March 31,
Product Program (Phase as of the latest period end)	2014	2013
	(In millions)
External research and development expenses:
EPZ-5676 (Phase 1) and related DOT1L programs	$3.1	$3.1
EPZ-6438 (Phase 1/2) and related EZH2 programs	0.6	1.2
Discovery and preclinical stage product programs, collectively	5.7	4.8
Internal research and development expenses	5.9	4.3

Total research and development expenses	$15.3	$13.4

During the three months ended March 31, 2014, our total research and development expenses increased by $1.9 million compared to the same period of 2013, primarily due to the expansion of our product platform and the advancement of our research and development on specific targets, principally the target programs partnered with GSK. Research and development expenses for EPZ-5676 for the three months ended March 31, 2014 are net of $0.4 million of global development co-funding from Celgene.

Most of our research and development costs have been external costs, which we began tracking on a program-by-program basis in the first quarter of 2010. Our internal research and development costs are primarily compensation expenses for our full-time research and development employees. We do not track internal research and development costs on a program-by-program basis. However, by employing a multinational network of CROs, our employees are able to dedicate significant amounts of their time to the expansion and development of our product platform while managing the research performed by our CROs. Our internal research and development expenses increased by $1.6 million in the three months ended March 31, 2014, including a $0.5 million increase in stock-based compensation expense, as compared to the same period of the prior year as the number of our research and development employees grew from 49 employees as of March 31, 2013 to 59 employees as of March 31, 2014.

External research and development expenses for EPZ-5676 and related DOT1L programs focused on the advancement of the ongoing EPZ-5676 Phase 1 clinical trial, and were $3.1 million in both the first quarter of 2014 and the first quarter of 2013, including $0.4 million of global development co-funding from Celgene in the first quarter of 2014. This $0.4 million of global development co-funding off-set first quarter of 2014 gross EPZ-5676 and related DOT1L program expenses of $3.5 million. External research and development expenses for EPZ-6438 and related EZH2 programs focused on the EPZ-6438 Phase 1/2 clinical trial, with expenses decreasing from $1.2 million in the first quarter of 2013 to $0.6 million in the first quarter of 2014, as some phases of development shifted to Eisai. External research and development expenses for discovery and preclinical stage product programs, including the three target programs partnered with GSK, increased from $4.8 million in the first quarter of 2013 to $5.7 million in the first quarter of 2014 as we advanced the research and development of these programs.

External research and development expenses from January 1, 2010 through March 31, 2014 was $35.6 million for EPZ-5676 and related DOT1L programs and $13.4 million for EPZ-6438 and related EZH2 programs. We did not maintain program-specific external cost information prior to January 1, 2010.

We expect that research and development expenses will increase in 2014, when compared to 2013, as we continue to progress and expand our ongoing clinical trials and as we continue to build our product platform and advance our other discovery and preclinical stage product programs.

General and Administrative

The following is a comparison of general and administrative expenses for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013	Increase
	(In millions)
General and administrative	$5.0	$3.0	$2.0

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

For the three months ended March 31, 2014, our general and administrative expenses increased compared to the same period of the prior year, primarily related to additional professional fees, insurance and other costs associated with public company operation as well as increased stock-based compensation expense and other costs to support our growing organization.

We expect that general and administrative expenses will increase in 2014, when compared to 2013, as we expand our operating activities and incur a full year of costs as a publicly traded company.

Other Income (Expense), net

Other income (expense), net consists of interest income earned on our cash equivalents, offset by interest and other expense. The change to other income, net in the three months ended March 31, 2014 from other expense, net in the three months ended March 31, 2013 reflects the recognition of interest expense in the three months ended March 31, 2013 on a contract termination obligation that we incurred in the second quarter of 2012 and paid in full in the second quarter of 2013.

Accretion of Redeemable Convertible Preferred Stock to Redemption Value

Our redeemable convertible preferred stock automatically converted into common stock upon the closing of our initial public offering in June 2013. Our preferred stock was redeemable beginning in 2017 at its original issue prices per share plus any declared but unpaid dividends upon a specified vote of the preferred stockholders. Accretion of preferred stock reflected the periodic accretion of issuance costs and premiums on each series of preferred stock, where applicable, to their respective redemption values. We recorded $0.2 million of accretion in the three months ended March 31, 2013. As a result of the conversion into common stock, as of March 31, 2014 and December 31, 2013, we did not have any preferred stock outstanding and will not record any additional accretion of preferred stock related to the shares of redeemable convertible preferred stock previously issued.

Liquidity and Capital Resources

In February 2014, we completed an offering of 3,673,901 shares of our common stock, at a price of $29.25 per share. We received net proceeds before expenses from this offering of $101.3 million after deducting underwriting discounts and commissions paid by us.

Since our inception and through March 31, 2014, we have raised an aggregate of $429.0 million to fund our operations, of which $169.2 million was non-equity funding through our collaboration agreements, $183.8 million was from the sale of common stock in our public offerings and $76.0 million was from the sale of redeemable convertible preferred stock. In addition, as of March 31, 2014, we were entitled to receive $8.2 million in non-equity funding through our collaboration agreements. As of March 31, 2014, we had $237.1 million in cash and cash equivalents.

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

Funding Requirements

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third party clinical research and development services, laboratory and related supplies, clinical costs, legal and other regulatory expenses and general corporate costs. We believe our multinational network of CROs provides us with flexibility in managing our spending and limits our cost commitments at any point in time.

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

Outlook

Based on our research and development plans and our timing expectations related to the progress of our programs, we believe that our existing cash and cash equivalents as of March 31, 2014 and research funding that we expect to receive under our existing collaborations will enable us to fund our operating expenses and capital expenditure requirements until at least mid-2016, without giving effect to any potential option exercise fees or milestone payments we may receive under our collaboration agreements. We have based this estimate on assumptions that may prove to be wrong, particularly as the process of testing drug candidates in clinical trials is costly and the timing of progress in these trials is uncertain. As a result, we could use our capital resources sooner than we expect.

Cash Flows

The following is a summary of cash flows for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(In millions)
Net cash provided by (used in) operating activities	$11.9	$(13.0)
Net cash used in investing activities	(0.3)	—
Net cash provided by financing activities	101.9	0.1

Net cash provided by (used in) operating activities

Net cash provided by operating activities was $11.9 million during the three months ended March 31, 2014 compared to net cash used in operating activities of $13.0 million during the three months ended March 31, 2013. The change from net cash used in operating activities to net cash provided by operating activities reflects the collection of $33.7 million in accounts receivable, comprising $29.0 million in milestone payments receivable and $4.7 million in research reimbursements receivable, during the three months ended March 31, 2014, partially offset by cash used in operating activities during the three months ended March 31, 2014.

Net cash used in investing activities

Net cash used in investing activities during each of the three months ended March 31, 2014 and 2013 relates solely to purchases of property and equipment in both periods presented and represents general maintenance capital.

Net cash provided by financing activities

Net cash provided by financing activities of $101.9 million during the three months ended March 31, 2014 reflects net cash received from our February 2014 public offering of our common stock as well as cash received for stock option exercises and the purchase of shares under our employee stock purchase plan. Net cash provided by financing activities of $0.1 million during the three months ended March 31, 2013 reflects cash received from stock option exercises, partially offset by expenses we paid in connection with preparing for our initial public offering.

Critical Accounting Policies

Our critical accounting policies are those policies which require the most significant judgments and estimates in the preparation of our consolidated financial statements. Management has determined that our most critical accounting policies are those relating to revenue recognition and stock-based compensation. There have been no significant changes to our critical accounting policies discussed in the Annual Report.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 amends Accounting Standards Codification (“ASC”) 740, Income Taxes, by providing guidance on the financial statement presentation of an unrecognized benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The ASU does not affect the recognition or measurement of uncertain tax positions under ASC 740. ASU 2013-11 was effective for us for interim and annual periods beginning after December 15, 2013. The adoption of this ASU did not have any impact on our consolidated financial statements.

Contractual Obligations

There were no material changes to our contractual obligations during the first quarter of 2014. For a complete discussion of our contractual obligations, please refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2014, we had cash equivalents of $222.0 million consisting of interest-bearing money market accounts and prime money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of these investments, an immediate 100 basis point change in interest rates at levels as of March 31, 2014 would not have a material effect on the fair market value of our cash equivalents.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2014.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

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

Since inception, we have incurred significant operating losses. Our net loss was $6.9 million for the three months ended March 31, 2014. As of March 31, 2014, we had an accumulated deficit of $63.0 million. To date, we have financed our operations primarily through our collaborations, our initial public offering and private placements of our preferred stock. All of our revenue to date has been collaboration revenue. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and, beginning in 2012, clinical trials. We are still in the early stages of development of our product candidates, and we have not completed development of any drugs. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially over the next several years as we:

•	continue our Phase 1 clinical trial of EPZ-5676, our most advanced product candidate, for treatment of patients with mixed lineage leukemia, or MLL-r, a genetically defined subtype of the two most common forms of acute leukemia, and patients with acute myeloid leukemia with a partial tandem duplication of the MLL gene, or MLL-PTD;

•	continue, together with Eisai, the Phase 1/2 clinical trial of EPZ-6438, our second most advanced product candidate, for treatment of patients with a genetically defined subtype of non-Hodgkin lymphoma, and seek to treat additional indications, including INI1-deficient tumors, such as synovial sarcoma and malignant rhabdoid tumors;

•	continue our Phase 1b clinical trial of EPZ-5676 in pediatric patients with MLL-r;

•	initiate our planned Phase 2 clinical trial of EPZ-6438 in patients with synovial sarcoma;

•	continue the research and development of our other product candidates;

•	seek to discover and develop additional product candidates;

•	seek regulatory approvals for any product candidates that successfully complete clinical trials;

•	ultimately establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any products for which we may obtain regulatory approval;

•	maintain, expand and protect our intellectual property portfolio;

•	hire additional clinical, quality control and scientific personnel; and

•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts.

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

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the Phase 1 clinical trial of EPZ-5676 in MLL-r and MLL-PTD adult patients, the Phase 1b clinical trial of EPZ-5676 in pediatric patients with MLL-r and the Phase 1/2 clinical trial of EPZ-6438, subject to our opt-in right, initiate our planned Phase 2 clinical trial of EPZ-6438 in patients with synovial sarcoma, subject to our opt-in right, and continue research and development and initiate additional clinical trials of, and seek regulatory approval for, these product candidates and other product candidates. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on acceptable terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

Based on our research and development plans and our timing expectations related to the progress of our programs, we believe that our existing cash and cash equivalents as of March 31, 2014 and research funding that we expect to receive under our existing collaborations, will enable us to fund our operating expenses and capital expenditure requirements until at least mid-2016, without giving effect to any potential option exercise fees or milestone payments we may receive under our collaboration agreements. Prior to such time, we expect to complete four ongoing and planned proof-of-concept trials in the following five genetically defined cancer patient groups: MLL-r adult patients, MLL-PTD adult patients, MLL-r pediatric patients, non-Hodgkin lymphoma patients with EZH2 point mutations and synovial sarcoma patients. We have based these expectations on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Our future capital requirements will depend on many factors, including:

•	our collaboration agreements remaining in effect and our ability to obtain research funding and achieve milestones under these agreements;

•	the progress and results of our ongoing Phase 1 and Phase 1b clinical trials of EPZ-5676 and Phase 1/2 clinical trial of EPZ-6438 and our planned trials of EPZ-6438;

•	the number and development requirements of additional indications for EPZ-5676 and EPZ-6438 and other product candidates that we may pursue, including the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for such product candidates;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution for any of our product candidates for which we receive marketing approval;

•	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;

•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and

•	the extent to which we acquire or in-license other products and technologies.

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

We commenced active operations in early 2008, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our technology, identifying potential product candidates, undertaking preclinical studies and, beginning in 2012, conducting clinical trials. All but two of our product candidates are still in preclinical development. We are conducting Phase 1 and Phase 1b clinical trials of EPZ-5676, our most advanced product candidate, and a Phase 1/2 clinical trial of EPZ-6438, our second most advanced product candidate, but have not completed enrollment in any of these trials. We have not yet demonstrated our ability to successfully complete any clinical trials, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

If our therapeutic collaborations do not result in the successful development and commercialization of products or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. If we do not receive the funding we expect under these agreements, our development of our product platform and product candidates could be delayed and we may need additional resources to develop product candidates and our product platform. All of the risks relating to product development, regulatory approval and commercialization described in this Quarterly Report on Form 10-Q also apply to the activities of our therapeutic collaborators.

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

We currently rely on third party clinical research organizations, or CROs, to conduct our ongoing Phase 1 and Phase 1b clinical trials of EPZ-5676 and our ongoing Phase 1/2 clinical trial of EPZ-6438 and do not plan to independently conduct clinical trials of our other product candidates. We expect to continue to rely on third parties, such as CROs, clinical data management organizations, medical institutions and clinical investigators, to conduct our clinical trials. These agreements might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, our product development activities might be delayed.

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

Healthcare providers, physicians and third party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with third party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

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

As of April 30, 2014, our executive officers and directors and their affiliates beneficially own, in the aggregate, shares representing approximately 65.9% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Our stock price has been and may in the future be volatile. From May 31, 2013 to April 30, 2014, the sale price of our common stock as reported on the NASDAQ Global Market ranged from a high of $45.72 per share to a low of $18.10 per share. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

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

The net offering proceeds to us, after deducting underwriting discounts of $6.2 million and offering expenses totaling $2.8 million, were approximately $79.7 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates.

As of March 31, 2014, we have used approximately $65.0 million of the net offering proceeds primarily to fund the clinical development of EPZ-5676 and EPZ-6438, to fund research and development to build our product platform and advance our pipeline of preclinical product candidates and for working capital and general corporate purposes. We are holding a significant portion of the balance of the net proceeds from the offering in interest-bearing money market accounts and prime money market funds. There has been no material change in our planned use of the balance of the net proceeds from the offering described in our Prospectus filed pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, with the Securities and Exchange Commission on May 31, 2013.

Item 6. Exhibits

10.1†	Amendment to Collaboration and License Agreement dated as of February 24, 2014 by and between the Registrant and Glaxo Group Limited (1)

10.2†	Amendment to Collaboration and License Agreement dated as of March 18, 2014 by and between the Registrant and Glaxo Group Limited (1)

10.3†	Amendment to Collaboration and License Agreement dated as of April 17, 2014 by and between the Registrant and Glaxo Group Limited (2)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by Robert J. Gould, Ph.D., Chief Executive Officer of the Company, and Jason P. Rhodes, President, Chief Financial Officer and Treasurer of the Company. (2)

101.INS	XBRL Instance Document. ¥

101.SCH	XBRL Schema Document. ¥

101.CAL	XBRL Calculation Linkbase Document. ¥

101.LAB	XBRL Labels Linkbase Document. ¥

101.PRE	XBRL Presentation Linkbase Document. ¥

101.DEF	XBRL Definition Linkbase Document. ¥

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-35945) filed with the Securities and Exchange Commission on April 22, 2014.
(2)	Filed with this Form 10-Q.
†	Confidential treatment requested as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.
¥	Pursuant to Rule 406T of Regulation S-T, these interactive data files are furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 13, 2014

EPIZYME, INC.

By:	/s/ Jason P. Rhodes
Jason P. Rhodes
President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)