Form 10-Q
period 2014-06-30
Epizyme, Inc.
filed 2014-08-13
CIK 1571498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares outstanding of the registrant’s common stock as of August 8, 2014: 33,583,533 shares.

PART I - FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

EPIZYME, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands except share and per share data)

	June 30, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$229,872	$123,564
Accounts receivable	2,191	33,667
Prepaid expenses and other current assets	2,656	2,421

Total current assets	234,719	159,652

Property and equipment, net	2,642	2,157
Restricted cash and other assets	1,010	1,179

Total Assets	$238,371	$162,988

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,516	$4,698
Accrued expenses	6,285	6,632
Current portion of deferred revenue	12,983	23,243

Total current liabilities	23,784	34,573
Deferred revenue, net of current portion	24,502	23,629
Other long-term liabilities	481	473
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.0001 par value; 125,000,000 shares authorized; 33,371,665 shares and 28,494,447 shares issued, respectively; 33,371,665 shares and 28,488,892 shares outstanding, respectively	3	3
Additional paid-in capital	265,951	160,390
Accumulated deficit	(76,350)	(56,080)

Total stockholders’ equity	189,604	104,313

Total Liabilities and Stockholders’ Equity	$238,371	$162,988

See notes to consolidated financial statements.

EPIZYME, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(Amounts in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Collaboration revenue	$9,494	$14,839	$22,885	$23,721

Operating expenses:
Research and development	17,499	13,937	32,846	27,298
General and administrative	5,306	3,079	10,262	6,077

Total operating expenses	22,805	17,016	43,108	33,375

Operating loss	(13,311)	(2,177)	(20,223)	(9,654)

Other income (expense):
Interest income	26	15	42	34
Other income (expense), net	12	(50)	24	(89)

Other income (expense), net	38	(35)	66	(55)

Loss before income taxes	(13,273)	(2,212)	(20,157)	(9,709)
Income tax expense	113	—	113	—

Net loss	$(13,386)	$(2,212)	$(20,270)	$(9,709)

Less: accretion of redeemable convertible preferred stock to redemption value	—	107	—	264

Loss allocable to common stockholders	$(13,386)	$(2,319)	$(20,270)	$(9,973)

Loss per share allocable to common stockholders:
Basic	$(0.40)	$(0.25)	$(0.63)	$(1.82)
Diluted	$(0.40)	$(0.25)	$(0.63)	$(1.82)

Weighted average shares outstanding:
Basic	33,156	9,146	32,064	5,489
Diluted	33,156	9,146	32,064	5,489

Comprehensive loss	$(13,386)	$(2,212)	$(20,270)	$(9,709)

See notes to consolidated financial statements.

EPIZYME, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,270)	$(9,709)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	362	363
Stock-based compensation	3,095	950
Changes in operating assets and liabilities:
Accounts receivable	31,476	(5,979)
Prepaid expenses and other current assets	(235)	(1,206)
Accounts payable	(142)	290
Accrued expenses	(410)	39
Deferred revenue	(9,387)	(12,508)
Restricted cash and other assets	169	(773)
Other long-term liabilities	8	(1,152)

Net cash provided by (used in) operating activities	4,666	(29,685)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(824)	(230)

Net cash used in investing activities	(824)	(230)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from public offering, net of commissions	101,283	82,491
Proceeds from stock options exercised	1,334	168
Excess tax benefit from stock option plan	28	—
Issuance of shares under employee stock purchase plan	201	—
Payment of public offering costs	(649)	(2,036)
Proceeds from reimbursement of public offering costs	269	—

Net cash provided by financing activities	102,466	80,623

Net increase in cash and cash equivalents	106,308	50,708
Cash and cash equivalents, beginning of period	123,564	97,981

Cash and cash equivalents, end of period	$229,872	$148,689

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Conversion of redeemable convertible preferred stock to common stock	—	76,420
Purchases of property and equipment unpaid at period end	113	—
Accretion of redeemable convertible preferred stock to redemption value	—	264
Public offering costs incurred but unpaid at period end	—	767

See notes to consolidated financial statements.

EPIZYME, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Overview and Basis of Presentation

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

The unaudited consolidated financial statements include the accounts of Epizyme and its subsidiary. All intercompany transactions and balances of subsidiaries have been eliminated in consolidation. In the opinion of management, the information furnished reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair presentation of the results for the reported interim periods. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The three months ended June 30, 2014 and 2013 are referred to as the second quarter of 2014 and 2013, respectively. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue From Contracts With Customers. ASU 2014-09 amends Accounting Standards Codification (“ASC”) 605, Revenue Recognition, by outlining a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU 2014-09 will be effective for the Company for interim and annual periods beginning after December 15, 2016. The Company is evaluating the impact that this ASU may have on its consolidated financial statements, if any.

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

The Company’s financial instruments as of June 30, 2014 and December 31, 2013 consisted primarily of cash and cash equivalents, accounts receivable and accounts payable. As of June 30, 2014 and December 31, 2013, the Company’s financial assets recognized at fair value consisted of the following:

	Fair Value as of June 30, 2014
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents	$222,010	$222,010	$—	$—

Total	$222,010	$222,010	$—	$—

	Fair Value as of December 31, 2013
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents	$121,424	$121,424	$—	$—

Total	$121,424	$121,424	$—	$—

4.	Accrued Expenses

Accrued expenses consisted of the following:

	June 30, 2014	December 31, 2013
	(In thousands)
Employee compensation and benefits	$1,967	$2,607
Contract termination obligation	186	355
Research and development and professional expenses	4,132	3,670

Accrued expenses	$6,285	$6,632

Contract termination obligation includes estimated lease exit charges related to the Company’s former facility at 325 Vassar Street in Cambridge, Massachusetts. As of December 31, 2013, the Company had a recorded contract termination obligation of $0.4 million. During the six months ended June 30, 2014, the Company made cash payments of $0.5 million and recorded sublease income of $0.3 million, resulting in total remaining contract termination obligations of $0.2 million as of June 30, 2014.

5.	Income Taxes

The Company recorded $0.1 million of income tax expense in the three and six months ended June 30, 2014 due to provision-to-return adjustments identified related to the year ended December 31, 2013. The Company did not record a federal or state income tax provision or benefit for the three or six months ended June 30, 2014 related to the year ending December 31, 2014, due to the expected loss before income taxes to be incurred for the year ending December 31, 2014, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets.

The Company did not record a federal or state income tax provision or benefit for the three or six months ended June 30, 2013 due to the expected loss before income taxes to be incurred for the year ended December 31, 2013, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets.

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

Agreement Structure

Under the terms of the agreement, the Company recorded a $65.0 million upfront payment and $25.0 million from the sale of its series C redeemable convertible preferred stock to an affiliate of Celgene, of which $3.0 million was considered a premium and included as collaboration arrangement consideration for a total upfront payment of $68.0 million. In addition, the Company has recorded a $25.0 million clinical development milestone payment and $3.2 million of global development co-funding through June 30, 2014. The Company is also eligible to receive up to $35.0 million in additional substantive clinical development milestone payments and up to $100.0 million in substantive regulatory milestone payments related to DOT1L as well as up to $65.0 million in payments, including a combination of substantive clinical development milestone payments and an option exercise fee for each selected target, and up to $100.0 million in substantive regulatory milestone payments for each available target as to which Celgene exercises its option during an initial option period ending in July 2015. Celgene has the right to extend the option period until July 2016 by making a significant option extension payment. As to DOT1L and each available target as to which Celgene exercises its option, the Company retains all product rights in the United States and is eligible to receive royalties for each target at defined percentages ranging from the mid-single digits to the mid-teens on net product sales outside of the United States subject to reduction in specified circumstances. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, the Company may not receive any additional milestone or royalty payments from Celgene. The next potential milestone payment that the Company might be entitled to receive under this agreement is a $35.0 million substantive milestone for the initiation of a pivotal clinical trial, as defined in the agreement, for its DOT1L inhibitor.

The Company is obligated to conduct and solely fund research and development costs of the Phase 1 clinical trials for EPZ-5676. For all development costs other than the development costs of the Phase 1 clinical trials for EPZ-5676, Celgene and the Company will equally co-fund global development and each party will solely fund territory-specific development costs for its territory. The Company is obligated to conduct and solely fund research and development costs through the effectiveness of the first investigational new drug application (“IND”) for an HMT inhibitor directed to each available target selected by Celgene, after which point Celgene and the Company will equally co-fund global development and each party will solely fund territory-specific development costs for its territory. In the second quarter of 2014, the Company recorded accounts receivable of $0.6 million related to non-Phase 1 global development costs subject to the co-funding provisions of the agreement. Co-funded amounts received or receivable from Celgene are recorded as a reduction to research and development expense.

Collaboration Revenue

Through June 30, 2014, in addition to amounts allocated to Celgene’s purchase of shares of the Company’s series C redeemable convertible preferred stock, the Company had recorded a total of $96.2 million in cash and accounts receivable under the Celgene agreement, including the $3.0 million implied premium on Celgene’s purchase of shares of the Company’s series C redeemable convertible preferred stock. Through June 30, 2014, the Company has recognized $64.6 million of collaboration revenue, including $1.2 million and $2.9 million in the three and six months ended June 30, 2014, respectively, and $3.6 million and $7.2 million in the three and six months ended June 30, 2013, respectively, and $3.2 million of global development co-funding as a reduction to research and development expense, including $0.9 million and $1.3 million in the three and six months ended June 30, 2014, in the consolidated statements of operations and comprehensive loss related to this agreement. Revenue recognized in the three and six months ended June 30, 2014 reflects the Company’s current plan to reach

IND effectiveness for a licensed compound from the other potential DOT1L product candidates by mid-2016. As a result, the remaining deferred revenue of approximately $6.1 million attributed to this deliverable as of June 30, 2014 will be recognized ratably through June 30, 2016. As of June 30, 2014 and December 31, 2013, the Company had deferred revenue of $28.4 million and $31.3 million, respectively, related to this agreement.

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

Agreement Structure

Under the terms of the agreement, the Company recorded a $3.0 million upfront payment, $7.0 million in preclinical research and development milestone payments, a $6.0 million clinical development milestone payment and $20.8 million for research and development services through June 30, 2014. The Company is eligible to receive up to $25.0 million in additional clinical development milestone payments, including substantive milestone payments of up to $10.0 million, up to $55.0 million in regulatory milestone payments and up to $115.0 million in sales-based milestone payments. The Company is also eligible to receive royalties at a percentage in the mid-single digits on any net product sales outside of the United States and at a percentage from the mid-single digits to low double-digits on any product sales in the United States, subject to reduction in specified circumstances. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, the Company may not receive any additional milestone payments or royalty or profit share payments from Eisai. The next potential milestone payment that the Company might be entitled to receive under this agreement is a $10.0 million substantive milestone for the initiation of the Phase 2 portion of the ongoing Phase 1/2 clinical trial of EPZ-6438.

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

Collaboration Revenue

Through June 30, 2014, the Company recorded a total of $36.8 million in cash and accounts receivable under the Eisai agreement. Through June 30, 2014, the Company has recognized $36.0 million of collaboration revenue in the consolidated statements of operations and comprehensive loss related to this agreement, including $2.0 million and $3.6 million in the three and six months ended June 30, 2014, respectively, and $8.2 million and $10.5 million in the three and six months ended June 30, 2013, respectively, with a $6.0 million clinical development milestone achieved and recognized as collaboration revenue in the three and six months ended June 30, 2013. As of June 30, 2014 and December 31, 2013, the Company had deferred revenue of $0.8 million and $1.6 million, respectively, related to this agreement.

GSK

In January 2011, the Company entered into a collaboration and license agreement with Glaxo Group Limited, an affiliate of GlaxoSmithKline (“GSK”), to discover, develop and commercialize novel small molecule HMT inhibitors directed to available targets from the Company’s platform. Under the terms of the agreement, the Company granted GSK exclusive worldwide license rights to HMT inhibitors directed to three targets. Additionally, as part of the research collaboration, the Company agreed to provide research and development services related to the licensed targets pursuant to agreed upon research plans until the earlier of the achievement of development candidate selection for a target or the end of the research term on January 8, 2015. During 2013, development candidate selection was achieved for the first target under the collaboration and license agreement, and, accordingly, the Company is no longer providing research and development services related to this target as of June 30, 2014.

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

Agreement Structure

Under the agreement, the Company recorded a $20.0 million upfront payment, a $3.0 million payment upon the execution of the March 2014 agreement amendment, $6.0 million of fixed research funding, $15.0 million of preclinical research and development milestone payments and $6.7 million for research and development services through June 30, 2014. The Company is eligible to receive up to $18.0 million in additional substantive preclinical research and development milestone payments, up to $109.0 million in clinical development milestone payments, up to $275.0 million in regulatory milestone payments and up to $218.0 million in sales-based milestone payments. In addition, GSK is required to pay the Company royalties, at percentages from the mid-single digits to the low double-digits, on a licensed product-by-licensed product basis, on worldwide net product sales, subject to reduction in specified circumstances. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, the Company may not receive any additional milestone payments or royalty payments from GSK. Due to the varying stages of development of each licensed target, the Company is not able to determine the next milestone that might be achieved under this agreement, if any.

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

Collaboration Revenue

Through June 30, 2014, the Company recorded a total of $50.7 million in payments under the GSK agreement. Through June 30, 2014, the Company has recognized $42.5 million of collaboration revenue in the consolidated statements of operations and comprehensive loss related to this agreement, including $6.3 million and $16.4 million in the three and six months ended June 30, 2014, respectively, and $3.0 million and $6.0 million in the three and six months ended June 30, 2013, respectively, with a $1.0 million preclinical research and development milestone achieved and recognized as collaboration revenue in the three months ended June 30, 2014 and an additional $2.0 million preclinical research and development milestone achieved and recognized as collaboration revenue in the six months ended June 30, 2014. As of June 30, 2014 and December 31, 2013, the Company had deferred revenue of $8.2 million and $13.9 million, respectively, related to this agreement.

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

Total stock-based compensation expense related to stock options, restricted stock and the employee stock purchase plan was $1.6 million and $0.6 million for the three months ended June 30, 2014 and 2013, respectively, and $3.1 million and $1.0 million for the six months ended June 30, 2014 and 2013, respectively.

Stock-based compensation expense is classified in the consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Research and development	$815	$246	$1,496	$401
General and administrative	817	369	1,599	549

Total	$1,632	$615	$3,095	$950

Stock Options

The weighted-average fair value of options, estimated as of the grant date using the Black-Scholes option pricing model, was $17.15 and $18.10 per option for those options granted during the three months ended June 30, 2014 and 2013, respectively, and $22.53 and $6.19 per option for those options granted during the six months ended June 30, 2014 and 2013, respectively. Key assumptions used to apply this pricing model were as follows:

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013

Risk-free interest rate	1.6%	0.9%
Expected life of options	6.0 years	6.0 years
Expected volatility of underlying stock	93.4%	96.2%
Expected dividend yield	0.0%	0.0%

The following is a summary of stock option activity for the six months ended June 30, 2014:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at December 31, 2013	4,728,503	$3.13
Granted	579,737	29.67
Exercised	(1,195,515)	1.12
Forfeited or expired	(38,889)	14.88

Outstanding at June 30, 2014	4,073,836	$7.38	7.6	$96,893

Exercisable at June 30, 2014	2,118,418	$1.36	6.5	$63,043

As of June 30, 2014, there was $19.6 million of unrecognized compensation cost related to stock options that are expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 2.7 years.

Restricted Stock

The following is a summary of restricted stock activity for the six months ended June 30, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value per Share

Outstanding at December 31, 2013	5,555	$0.60
Vested	(5,555)	0.60

Outstanding at June 30, 2014	—	$—

8.	Loss Per Share

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

Basic and diluted loss per share allocable to common stockholders are computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands except per share data)
Net loss	$(13,386)	$(2,212)	$(20,270)	$(9,709)
Less: accretion of redeemable convertible preferred stock to redemption value	—	107	—	264

Loss allocable to common stockholders	$(13,386)	$(2,319)	$(20,270)	$(9,973)

Weighted average shares outstanding	33,156	9,146	32,064	5,489

Basic and diluted loss per share allocable to common stockholders	$(0.40)	$(0.25)	$(0.63)	$(1.82)

In June 2013, the Company issued 5,913,300 shares of common stock in connection with its initial public offering (“IPO”) and 20,633,046 shares of common stock in connection with the automatic conversion of its redeemable convertible preferred stock upon the closing of the IPO. In February 2014, the Company issued an additional 3,673,901 shares of common stock in connection with a public offering. The issuance of these shares contributed to a significant increase in the Company’s shares outstanding, to 33,371,665 shares as of June 30, 2014, and in the weighted average shares outstanding for the three and six months ended June 30, 2014 when compared to the comparable prior year periods and is expected to continue to impact the year-over-year comparability of the Company’s (loss) earnings per share calculations through 2014.

The following common stock equivalents were excluded from the calculation of diluted loss per share allocable to common stockholders because their inclusion would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Stock options	4,074	4,637	4,074	4,637
Unvested restricted stock	—	14	—	14
Shares issuable under employee stock purchase plan	7	—	7	—

	4,081	4,651	4,081	4,651

9.	Related Party Transactions

The Company’s collaboration partner Celgene has made a series of equity investments in the Company, owning 3,334,640 shares of common stock as of December 31, 2013. In the first quarter of 2014, in connection with the Company’s public offering of common stock, Celgene made an additional investment in the Company, acquiring an additional 340,000 shares of the Company’s common stock, maintaining an ownership percentage representing 9.8% of the Company’s fully diluted equity and 11.0% of the voting interests of the Company as of June 30, 2014. Refer to Note 6, Collaborations, for additional information regarding this collaboration agreement.

Under the Celgene collaboration agreement, the Company recognized $1.2 million and $2.9 million of collaboration revenue in the three and six months ended June 30, 2014 and $3.6 million and $7.2 million of collaboration revenue in the three and six months ended June 30, 2013, respectively, and as of June 30, 2014 and December 31, 2013, had recorded $28.4 million and $31.3 million of deferred revenue related to the Celgene collaboration arrangement, respectively. Additionally, in the three and six months ended June 30, 2014, the Company recorded $0.9 million and $1.3 million, respectively, in global development co-funding from Celgene. As of June 30, 2014 and December 31, 2013, the Company had accounts receivable of $0.6 million and $26.2 million related to this collaboration arrangement.

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

All of our forward-looking statements are as of the date of this Quarterly Report on Form 10-Q only. In each case, actual results may differ materially from such forward-looking information. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of or any material adverse change in one or more of the risk factors or risks and uncertainties referred to in this Quarterly Report on Form 10-Q or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the Securities and Exchange Commission, or the SEC, could materially and adversely affect our business, prospects, financial condition and results of operations. Except as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections or other circumstances affecting such forward-looking statements occurring after the date of this Quarterly Report on Form 10-Q, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Quarterly Report on Form 10-Q which modify or impact any of the forward-looking statements contained in this Quarterly Report on Form 10-Q will be deemed to modify or supersede such statements in this Quarterly Report on Form 10-Q.

Management Overview

We are a clinical stage biopharmaceutical company that discovers, develops and plans to commercialize innovative personalized therapeutics for patients with genetically defined cancers. We have built a proprietary product platform that we use to create small molecule inhibitors of a 96-member class of enzymes known as histone methyltransferases, or HMTs. Genetic alterations can result in changes to the activity of HMTs, making them oncogenic. Our therapeutic strategy is to inhibit oncogenic HMTs to treat the underlying causes of the associated genetically defined cancers. The three months ended June 30, 2014 and 2013 are referred to as the second quarter of 2014 and 2013, respectively. Unless the context indicates otherwise, all references herein to our company include our wholly-owned subsidiary.

Our management’s discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q, which have been prepared by us in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim periods and with Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. This discussion and analysis should be read in conjunction with these unaudited consolidated financial statements and the notes thereto as well as in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, or our Annual Report.

We commenced active operations in early 2008, and since inception, have incurred significant operating losses. As we are a clinical stage company, we expect to continue to incur significant expenses and operating losses over the next several years. Since our inception and through June 30, 2014, we have raised an aggregate of $441.5 million to fund our operations, of which $181.7 million was non-equity funding through our collaboration agreements, $183.8 million was from the sale of common stock in our public offerings and $76.0 million was from the sale of redeemable convertible preferred stock. In addition, as of June 30, 2014, we were entitled to receive $2.2 million in non-equity funding through our collaboration agreements. As of June 30, 2014, we had $229.9 million in cash and cash equivalents.

We are a leader in the translation of the science of epigenetics into first-in-class personalized therapeutics for patients with genetically defined cancers and currently have two HMT inhibitors in clinical development for the treatment of patients with genetically defined cancers. We believe we are the first company to conduct a clinical trial of an HMT inhibitor. We are conducting a Phase 1 clinical trial of our most advanced product candidate, EPZ-5676, an inhibitor targeting the DOT1L HMT, being developed for the treatment of acute leukemias with genetic alterations of the MLL gene, referred to as MLL-r or MLL-PTD, and plan to disclose adult Phase 1 dose escalation and expansion stage data in the fourth quarter of 2014. In May 2014, we initiated a Phase 1b study in pediatric patients with MLL-r leukemia, which is considered to be one of the last inadequately treated pediatric acute leukemias. This Phase 1b study is designed to evaluate the safety, pharmacokinetics and pharmacodynamics of escalating doses of EPZ-5676 in patients between the ages of 3 months and 18 years and also provide a preliminary assessment of efficacy. With this pediatric study, we now have ongoing assessments of proof-of-concept in three genetically defined cancer patient groups in the EPZ-5676 clinical program: adult MLL-r, adult MLL-PTD and pediatric MLL-r. We are also conducting a Phase 1/2 clinical trial of our second most advanced product candidate, EPZ-6438, an inhibitor targeting the EZH2 HMT, being developed for the treatment of a genetically defined subtype of non-Hodgkin lymphoma and solid tumors including INI1-deficient tumors such as synovial sarcoma and malignant rhabdoid tumors, or MRT. In August 2014, we disclosed early clinical observations from the Phase 1 portion of this Phase 1/2 study and plan to disclose further data from the Phase 1 portion of this Phase 1/2 study in the fourth quarter of 2014. Pending the final results of the Phase 1 portion of the ongoing Phase 1/2 study, we plan to initiate Phase 2 development, enrolling two proof-of-concept studies, one in non-Hodgkin lymphoma patients and one in patients with INI1-deficient tumors. In addition to our clinical programs, we also have a pipeline of other HMT inhibitors that are in preclinical development that target our other prioritized HMTs. These programs are directed to genetically defined cancers, both hematological and solid tumors.

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

The following table summarizes key information about our two most advanced product candidates:

Product Candidate	Clinical Populations		Stage of Development	Commercial Rights	Diagnostic Collaborator
EPZ-5676 (DOT1L inhibitor)	Acute leukemias with alterations in the MLL gene		Phase 1 MLL-r and MLL-PTD adult patient trial ongoing	Epizyme: United States Celgene: Rest of world	Abbott (MLL-r)
	•	MLL-r subtype of acute myeloid leukemia, or AML, and acute lymphoblastic leukemia, or ALL, in adult patients (Chromosomal translocation involving the MLL gene)	• Dose escalation stage fully enrolled in MLL-r adult patient trial
	•	MLL partial tandem duplication, or MLL-PTD, subtype of AML in adult patients (Partial tandem duplication of the MLL gene)	• MLL-r / MLL-PTD only adult expansion stage enrolling
	•	MLL-r in pediatric patients (Chromosomal translocation involving the MLL gene)	Phase 1b MLL-r pediatric patient trial enrolling

EPZ-6438 (EZH2 inhibitor)

Non-Hodgkin lymphomas, including germinal center diffuse large B-cell lymphoma, primary mediastinal B-cell lymphoma and follicular lymphoma

(EZH2)

Other solid tumors, such as synovial sarcoma and MRT

(INI1-deficient)

			Phase 1/2 clinical trial ongoing	Eisai: Worldwide rights, subject to Epizyme’s opt-in on 50.0% of United States rights	Roche (Non-Hodgkin lymphoma with EZH2 point mutations)
• Phase 1 dose escalation enrolling
• Phase 2 trial for non-Hodgkin lymphoma patients expected to initiate in 2014 pending our review of data from the Phase 1 dose escalation trial
Phase 2 trial for patients with INI1-deficient tumors expected to initiate in 2014 pending our review of data from the Phase 1 dose escalation trial

Program highlights for the six months ended June 30, 2014 include:

•	For EPZ-5676, we continued enrollment in the expansion stage of our Phase 1 trial which is limited to patients with MLL-r and MLL-PTD. In May 2014, we initiated our Phase 1b trial of EPZ-5676 in pediatric MLL-r patients.

•	For EPZ-6438, which Eisai refers to as E7438, we continued enrollment in the Phase 1 portion of our Phase 1/2 clinical trial. In August 2014, we disclosed early clinical observations from the Phase 1 portion of this Phase 1/2 study as well as findings characterizing the activity of EPZ-6438 in preclinical models of non-Hodgkin lymphoma, both as a single agent and in combination with current standards of care. These early clinical observations further substantiate our preclinical findings that EPZ-6438 demonstrates activity both in germinal center B-cell lymphomas with EZH2 point mutations as well as in germinal center B-cell lymphomas with wild-type EZH2. In a report that we commissioned, Clarion Healthcare estimated that the annual incidence rate in the major markets of both mutant and wild-type EZH2 germinal center B-cell lymphomas is approximately 72,000 patients. Many of these patients survive beyond the year in which they are diagnosed. Accordingly, we believe that the prevalence of potential EPZ-6438 patients is significantly higher than the annual incidence. Additionally, in April 2014, the United States Patent and Trademark Office granted our U.S. Patent No. 8,691,507 with claims that cover the diagnosis and treatment of cancers associated with EZH2 mutation.

•	For our discovery and preclinical stage product programs, we continued to progress the target programs partnered with GSK, collectively earning $3.0 million in preclinical research and development milestones upon the February 2014 selection of a lead candidate for the second of the three targets under the agreement and the April 2014 selection of a lead candidate for the third of the three targets under the agreement. We also continued to progress a number of other research programs directed to high priority HMTs in our pipeline.

Collaborations

The key terms of our primary collaboration agreements are as follows:

•	Celgene

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

Agreement Structure

Under the terms of the agreement, we recorded a $65.0 million upfront payment and $25.0 million from the sale of our series C redeemable convertible preferred stock to an affiliate of Celgene, of which $3.0 million was considered a premium and included as collaboration arrangement consideration for a total upfront payment of $68.0 million. In addition, we have recorded a $25.0 million clinical development milestone payment and $3.2 million of global development co-funding through June 30, 2014. We are also eligible to receive up to $35.0 million in additional clinical development milestone payments and up to $100.0 million in regulatory milestone payments related to DOT1L as well as up to $65.0 million in payments, including a combination of clinical development milestone payments and an option exercise fee for each selected target, and up to $100.0 million in regulatory milestone payments for each available target as to which Celgene exercises its option during an initial option period ending in July 2015. Celgene has the right to extend the option period until July 2016 by making a significant option extension payment. As to DOT1L and each available target as to which Celgene exercises its option, we retain all product rights in the United States and are eligible to receive royalties for each target at defined percentages ranging from the mid-single digits to the mid-teens on net product sales outside of the United States, subject to reductions in specified circumstances. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, we may not receive any additional milestone or royalty payments from Celgene. The next potential milestone payment that we might be entitled to receive under this agreement is $35.0 million for the initiation of a pivotal clinical trial, as defined in the agreement, for our DOT1L inhibitor.

We are obligated to conduct and solely fund research and development costs of the Phase 1 clinical trials for EPZ-5676. For all development costs other than the development costs of the Phase 1 clinical trials for EPZ-5676, Celgene and we will equally co-fund global development and each party will solely fund territory-specific development costs for its territory. We are obligated to conduct and solely fund research and development costs through the effectiveness of the first investigational new drug application for an HMT inhibitor directed to each available target selected by Celgene, after which point Celgene and we will equally co-fund global development and each party will solely fund territory-specific development costs for its territory. In the second quarter of 2014, we recorded accounts receivable of $0.6 million related to non-Phase 1 global development costs subject to the co-funding provisions of this agreement. Co-funded amounts received or receivable from Celgene are recorded as a reduction to research and development expense.

Collaboration Revenue

Through June 30, 2014, in addition to amounts allocated to Celgene’s purchase of shares of our series C redeemable convertible preferred stock, we had recorded a total of $96.2 million in cash and accounts receivable under the Celgene agreement, including the $3.0 million implied premium on Celgene’s purchase of our series C redeemable convertible preferred stock. Through June 30, 2014, we have recognized $64.6 million of collaboration revenue, including $1.2 million and $2.9 million in the three and six months ended June 30, 2014, respectively, and $3.6 million and $7.2 million in the three and six months ended June 30, 2013, respectively, and $3.2 million of global development co-funding as a reduction to research and development expense, including $0.9 million and $1.3 million in the three and six months ended June 30, 2014, in the consolidated statements of operations and comprehensive loss related to this agreement. As of June 30, 2014 and December 31, 2013, we had deferred revenue of $28.4 million and $31.3 million, respectively, related to this agreement.

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

Agreement Structure

Under the terms of the agreement, we recorded a $3.0 million upfront payment, $7.0 million in preclinical research and development milestone payments, a $6.0 million clinical development milestone payment and $20.8 million for research and development services through June 30, 2014. We are eligible to receive up to $25.0 million in additional clinical development milestone payments, up to $55.0 million in regulatory milestone payments and up to $115.0 million in sales-based milestone payments. We are also eligible to receive royalties at a percentage in the mid-single digits on any net product sales outside of the United States and at a percentage from the mid-single digits to low double-digits on any net product sales in the United States, subject to reduction in specified circumstances. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, we may not receive any additional milestone payments or royalty or profit share payments from Eisai. The next potential milestone payment that we might be entitled to receive under this agreement is $10.0 million for the initiation of the Phase 2 portion of the ongoing Phase 1/2 clinical trial of EPZ-6438.

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

Collaboration Revenue

Through June 30, 2014, we recorded a total of $36.8 million in cash and accounts receivable under the Eisai agreement. Through June 30, 2014, we have recognized $36.0 million of collaboration revenue in the consolidated statements of operations and comprehensive loss related to this agreement, including $2.0 million and $3.6 million in the three and six months ended June 30, 2014, respectively, and $8.2 million and $10.5 million in the three and six months ended June 30, 2013, respectively, with a $6.0 million clinical development milestone achieved and recognized as collaboration revenue in the three and six months ended June 30, 2013. As of June 30, 2014 and December 31, 2013, we had deferred revenue of $0.8 million and $1.6 million, respectively, related to this agreement.

•	GSK

In January 2011, we entered into a collaboration and license agreement with GSK to discover, develop and commercialize novel small molecule HMT inhibitors directed to available targets from our product platform. Under the terms of the agreement, we granted GSK exclusive worldwide license rights to HMT inhibitors directed to three targets. Additionally, as part of the research collaboration provided for in the agreement, we agreed to provide research and development services related to the licensed targets pursuant to agreed upon research plans until the earlier of the achievement of development candidate selection for a target or the end of the research term on January 8, 2015. During 2013, development candidate selection was achieved for the first target under the collaboration and license agreement, and, accordingly, we are no longer providing research and development services related to this target as of June 30, 2014.

In March 2014, we and GSK amended certain terms of this agreement for the third target, revising the license terms with respect to candidate compounds and amending the corresponding financial terms, including reallocating milestone payments and increasing royalty rates as to the third target. In connection with the execution of this amendment, we recorded a $3.0 million upfront payment.

Agreement Structure

Under the agreement, we recorded a $20.0 million upfront payment, a $3.0 million payment upon the execution of the March 2014 agreement amendment, $6.0 million of fixed research funding, $15.0 million of preclinical research and development milestone payments and $6.7 million for research and development services through June 30, 2014. We are eligible to receive up to $18.0 million in additional preclinical research and development milestone payments, up to $109.0 million in clinical development milestone payments, up to $275.0 million in regulatory milestone payments and up to $218.0 million in sales-based milestone payments. In addition, GSK is required to pay us royalties at percentages from the mid-single digits to the low double-digits, on a licensed product-by-licensed product basis, on worldwide net product sales, subject to reductions in specified circumstances. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, we may not receive any additional milestone payments or royalty payments from GSK. Due to the varying stages of development of each licensed target, we are not able to determine the next milestone that might be achieved, if any.

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

Collaboration Revenue

Through June 30, 2014, we recorded a total of $50.7 million in cash and accounts receivable under the GSK agreement. Through June 30, 2014, we have recognized $42.5 million of collaboration revenue in the consolidated statements of operations and comprehensive loss related to this agreement, including $6.3 million and $16.4 million in the three and six months ended June 30, 2014, respectively, and $3.0 million and $6.0 million in the three and six months ended June 30, 2013, respectively, with a $1.0 million preclinical research and development milestone achieved and recognized as collaboration revenue in the three months ended June 30, 2014 and an additional $2.0 million preclinical research and development milestone achieved and recognized as collaboration revenue in the six months ended June 30, 2014. As of June 30, 2014 and December 31, 2013, we had deferred revenue of $8.2 million and $13.9 million, respectively, related to this agreement.

Results of Operations

Collaboration Revenue

The following is a comparison of collaboration revenue for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Decrease	2014	2013	Decrease
	(In millions)
Collaboration revenue	$9.5	$14.8	$(5.3)	$22.9	$23.7	$(0.8)

Our revenue consists of collaboration revenue, including amounts recognized from deferred revenue related to upfront payments for licenses or options to obtain licenses in the future, research and development services revenue earned and milestone payments earned under collaboration and license agreements with our collaboration partners.

During the three months ended June 30, 2014, collaboration revenue consisted of $4.1 million recognized from deferred revenue related to upfront payments for licenses, $1.0 million in milestone revenue and $4.4 million in research and development funding. This revenue compares to $6.4 million recognized from deferred revenue related to upfront payments for licenses, $6.0 million in milestone revenue and $2.4 million in research and development funding recognized in the three months ended June 30, 2013.

Collaboration revenue recognized from deferred revenue in the three months ended June 30, 2014 comprised $1.2 million under our Celgene agreement, $0.4 million under our Eisai agreement and $2.5 million under our GSK agreement, as compared to $3.6 million under our Celgene agreement, $0.4 million under our Eisai agreement and $2.4 million under our GSK agreement in the three months ended June 30, 2013. Milestone revenue in the three months ended June 30, 2014 consisted of a $1.0 million preclinical research and development milestone achieved under our GSK agreement in April 2014, as compared to a $6.0 million clinical development milestone achieved under our Eisai agreement in June 2013. Collaboration revenue recognized for research and development services in the three months ended June 30, 2014 comprised $1.6 million under our Eisai agreement and $2.8 million under our GSK agreement, as compared to $1.8 million under our Eisai agreement and $0.6 million under our GSK agreement in the three months ended June 30, 2013.

During the six months ended June 30, 2014, collaboration revenue consisted of $10.9 million recognized from deferred revenue related to upfront payments for licenses, $3.0 million in milestone revenue and $9.0 million in research and development funding. This revenue compares to $12.8 million recognized from deferred revenue related to upfront payments for licenses, $6.0 million in milestone revenue and $4.9 million in research and development funding recognized in the six months ended June 30, 2013.

Collaboration revenue recognized from deferred revenue in the six months ended June 30, 2014 comprised $2.9 million under our Celgene agreement, $0.8 million under our Eisai agreement and $7.2 million under our GSK agreement, as compared to $7.2 million under our Celgene agreement, $0.8 million under our Eisai agreement and $4.8 million under our GSK agreement in the six months ended June 30, 2013. Milestone revenue in the six months ended June 30, 2014 consisted of $3.0 million in preclinical research and development milestones achieved under our GSK agreement, as compared to a $6.0 million clinical development milestone achieved under our Eisai agreement. Collaboration revenue recognized for research and development services in the six months ended June 30, 2014 comprised $2.8 million under our Eisai agreement and $6.2 million under our GSK agreement, as compared to $3.7 million under our Eisai agreement and $1.2 million under our GSK agreement in the six months ended June 30, 2013.

Research and Development

The following is a comparison of research and development expenses for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Increase	2014	2013	Increase
	(In millions)
Research and development	$17.5	$13.9	$3.6	$32.8	$27.3	$5.5

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

The following table illustrates the components of our research and development expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
Product Program (Phase as of the latest period end)	2014	2013	2014	2013
	(In millions)
External research and development expenses:
EPZ-5676 (Phase 1) and related DOT1L programs	$3.4	$2.9	$6.5	$6.0
EPZ-6438 (Phase 1/2) and related EZH2 programs	0.9	1.1	1.5	2.3
Discovery and preclinical stage product programs, collectively	7.0	5.2	12.7	10.0
Internal research and development expenses	6.2	4.7	12.1	9.0

Total research and development expenses	$17.5	$13.9	$32.8	$27.3

During the three and six months ended June 30, 2014, our total research and development expenses increased by $3.6 million and $5.5 million, respectively, compared to the same periods of 2013, primarily due to the expansion of our product platform and the advancement of our EPZ-5676 clinical trial and related DOT1L programs. Research and development expenses for EPZ-5676 for the three and six months ended June 30, 2014 are net of $0.9 million and $1.3 million, respectively, of global development co-funding from Celgene.

Most of our research and development costs have been external costs, which we began tracking on a program-by-program basis in the first quarter of 2010. Our internal research and development costs are primarily compensation expenses for our full-time research and development employees. We do not track internal research and development costs on a program-by-program basis. However, by employing a multinational network of CROs, our employees are able to dedicate significant amounts of their time to the expansion and development of our product platform while managing the research performed by our CROs. Our internal research and development expenses increased by $1.5 million and $3.1 million in the three and six months ended June 30, 2014, respectively, including increases of $0.6 million and $1.1 million, respectively, in stock-based compensation expense, as compared to the same periods of the prior year as the number of our research and development employees grew from 51 employees as of June 30, 2013 to 64 employees as of June 30, 2014.

External research and development expenses for EPZ-5676 and related DOT1L programs focused on the advancement of the ongoing EPZ-5676 Phase 1 clinical trial, with expenses increasing from $2.9 million in the second quarter of 2013 to $3.4 million in the second quarter of 2014, including $0.9 million of global development co-funding from Celgene in the second quarter of 2014, which is recorded as a reduction to research and development expense. The Company did not record any global development co-funding from Celgene in the second quarter of 2013. External research and development expenses for

EPZ-6438 and related EZH2 programs focused on the EPZ-6438 Phase 1/2 clinical trial, with expenses decreasing from $1.1 million in the second quarter of 2013 to $0.9 million in the second quarter of 2014, as additional phases of development shifted to Eisai. External research and development expenses for discovery and preclinical stage product programs, including the three target programs partnered with GSK, increased from $5.2 million in the second quarter of 2013 to $7.0 million in the second quarter of 2014 as we advanced the research and development of these programs. Research and development expenses in the six months ended June 30, 2014 reflect similar advancement and expansion of our product programs when compared to the same period of 2013.

External research and development expenses from January 1, 2010 through June 30, 2014 was $39.0 million for EPZ-5676 and related DOT1L programs and $14.3 million for EPZ-6438 and related EZH2 programs. We did not maintain program-specific external cost information prior to January 1, 2010.

We expect that research and development expenses will increase in 2014, when compared to 2013, as we continue to progress and expand our ongoing clinical trials and as we continue to build our product platform and advance our other discovery and preclinical stage product programs.

General and Administrative

The following is a comparison of general and administrative expenses for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	Increase	2014	2013	Increase
	(In millions)
General and administrative	$5.3	$3.1	$2.2	$10.3	$6.1	$4.2

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

For the three and six months ended June 30, 2014, our general and administrative expenses increased compared to the same periods of the prior year, primarily related to additional professional fees, insurance and other costs associated with public company operation as well as increased stock-based compensation expense and other costs to support our growing organization.

We expect that general and administrative expenses will increase in 2014, when compared to 2013, as we expand our operating activities and incur a full year of costs as a publicly traded company.

Other Income (Expense), net

Other income (expense), net consists of interest income earned on our cash equivalents, offset by interest and other expense. The change to other income, net in the three and six months ended June 30, 2014 from other expense, net in the three and six months ended June 30, 2013 reflects the recognition of interest expense in the three and six months ended June 30, 2013 on a contract termination obligation that we incurred in the second quarter of 2012 and paid in full in the second quarter of 2013.

Income Tax Expense

We recorded $0.1 million of income tax expense in the three and six months ended June 30, 2014 due to provision-to-return adjustments identified related to the year ended December 31, 2013. We did not record a federal or state income tax provision or benefit for the three or six months ended June 30, 2014 related to the year ending December 31, 2014, due to the expected loss before income taxes to be incurred for the year ending December 31, 2014, as well as our continued maintenance of a full valuation allowance against our net deferred tax assets.

We did not record a federal or state income tax provision or benefit for the three or six months ended June 30, 2013 due to the expected loss before income taxes to be incurred for the year ended December 31, 2013, as well as our continued maintenance of a full valuation allowance against our net deferred tax assets.

Accretion of Redeemable Convertible Preferred Stock to Redemption Value

Our redeemable convertible preferred stock automatically converted into common stock upon the closing of our initial public offering in June 2013. Our preferred stock was redeemable beginning in 2017 at its original issue prices per share plus any declared but unpaid dividends upon a specified vote of the preferred stockholders. Accretion of preferred stock reflected the periodic accretion of issuance costs and premiums on each series of preferred stock, where applicable, to their respective redemption values. We recorded $0.1 million and $0.3 million of accretion in the three and six months ended June 30, 2013, respectively. As a result of the conversion into common stock, as of June 30, 2014 and December 31, 2013, we did not have any preferred stock outstanding and will not record any additional accretion of preferred stock related to the shares of redeemable convertible preferred stock previously issued.

Liquidity and Capital Resources

In February 2014, we completed an offering of 3,673,901 shares of our common stock, at a price of $29.25 per share. We received net proceeds before expenses from this offering of $101.3 million after deducting underwriting discounts and commissions paid by us.

Since our inception and through June 30, 2014, we have raised an aggregate of $441.5 million to fund our operations, of which $181.7 million was non-equity funding through our collaboration agreements, $183.8 million was from the sale of common stock in our public offerings and $76.0 million was from the sale of redeemable convertible preferred stock. In addition, as of June 30, 2014, we were entitled to receive $2.2 million in non-equity funding through our collaboration agreements. As of June 30, 2014, we had $229.9 million in cash and cash equivalents.

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

Outlook

Based on our research and development plans and our timing expectations related to the progress of our programs, we believe that our existing cash and cash equivalents as of June 30, 2014 and research funding that we expect to receive under our existing collaborations will enable us to fund our operating expenses and capital expenditure requirements until at least mid-2016, without giving effect to any potential option exercise fees or milestone payments we may receive under our collaboration agreements. We have based this estimate on assumptions that may prove to be wrong, particularly as the process of testing drug candidates in clinical trials is costly and the timing of progress in these trials is uncertain. As a result, we could use our capital resources sooner than we expect.

Cash Flows

The following is a summary of cash flows for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014	2013
	(In millions)
Net cash provided by (used in) operating activities	$4.7	$(29.7)
Net cash used in investing activities	(0.8)	(0.2)
Net cash provided by financing activities	102.5	80.6

Net cash provided by (used in) operating activities

Net cash provided by operating activities was $4.7 million during the six months ended June 30, 2014 compared to net cash used in operating activities of $29.7 million during the six months ended June 30, 2013. The change from net cash used in operating activities to net cash provided by operating activities reflects the collection of $46.2 million in non-equity funding, comprising $32.0 million in milestone payments, $3.0 million in upfront payments and $11.2 million in research reimbursements, during the six months ended June 30, 2014, partially offset by cash used in operating activities during the six months ended June 30, 2014.

Net cash used in investing activities

Net cash used in investing activities during each of the six months ended June 30, 2014 and 2013 relates solely to purchases of property and equipment in both periods presented and represents general maintenance capital.

Net cash provided by financing activities

Net cash provided by financing activities of $102.5 million during the six months ended June 30, 2014 primarily reflects net cash received from our February 2014 public offering of our common stock as well as cash received for stock option exercises and the purchase of shares under our employee stock purchase plan. Net cash provided by financing activities of $80.6 million during the six months ended June 30, 2013 reflects net cash received from our initial public offering as well as cash received from stock option exercises.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue From Contracts With Customers. ASU 2014-09 amends Accounting Standards Codification (“ASC”) 605, Revenue Recognition, by outlining a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU 2014-09 will be effective for us for interim and annual periods beginning after December 15, 2016. We are evaluating the impact that this ASU may have on our consolidated financial statements, if any.

Contractual Obligations

There were no material changes to our contractual obligations during the second quarter of 2014. For a complete discussion of our contractual obligations, please refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2014, we had cash equivalents of $222.0 million consisting of interest-bearing money market accounts and prime money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of these investments, an immediate 100 basis point change in interest rates at levels as of June 30, 2014 would not have a material effect on the fair market value of our cash equivalents.

We contract with CROs and manufacturers internationally. Transactions with these providers are predominantly settled in U.S. dollars and, therefore, we believe that we have only minimal exposure to foreign currency exchange risks. We do not hedge against foreign currency risks.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company has established disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer), to allow timely decisions regarding required disclosure.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2014.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Since inception, we have incurred significant operating losses. Our net loss was $20.3 million for the six months ended June 30, 2014. As of June 30, 2014, we had an accumulated deficit of $76.4 million. To date, we have financed our operations primarily through our collaborations, our initial public offering, our follow-on public offering and private placements of our preferred stock. All of our revenue to date has been collaboration revenue. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and, beginning in 2012, clinical trials. We are still in the early stages of development of our product candidates, and we have not completed development of any drugs. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially over the next several years as we:

•	continue our Phase 1 clinical trial of EPZ-5676 for treatment of patients with MLL-r and patients with MLL-PTD;

•	continue, together with Eisai, the Phase 1/2 clinical trial of EPZ-6438 for treatment of patients with a genetically defined subtype of non-Hodgkin lymphoma, and seek to treat additional indications, including INI1-deficient tumors, such as synovial sarcoma and malignant rhabdoid tumors;

•	continue our Phase 1b clinical trial of EPZ-5676 in pediatric patients with MLL-r;

•	initiate our planned Phase 2 clinical trial of EPZ-6438 in patients with INI1-deficient tumors;

•	continue the research and development of our other product candidates;

•	seek to discover and develop additional product candidates;

•	seek regulatory approvals for any product candidates that successfully complete clinical trials;

•	ultimately establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any products for which we may obtain regulatory approval;

•	maintain, expand and protect our intellectual property portfolio;

•	hire additional clinical, quality control and scientific personnel; and

•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts.

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

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the Phase 1 clinical trial of EPZ-5676 in MLL-r and MLL-PTD adult patients, the Phase 1b clinical trial of EPZ-5676 in pediatric patients with MLL-r and the Phase 1/2 clinical trial of EPZ-6438, subject to our opt-in right, initiate our planned Phase 2 clinical trial of EPZ-6438 in patients with INI1-deficient tumors, subject to our opt-in right, and continue research and development and initiate additional clinical trials of, and seek regulatory approval for, these product candidates and other product candidates. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on acceptable terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

Based on our research and development plans and our timing expectations related to the progress of our programs, we believe that our existing cash and cash equivalents as of June 30, 2014 and research funding that we expect to receive under our existing collaborations, will enable us to fund our operating expenses and capital expenditure requirements until at least mid-2016, without giving effect to any potential option exercise fees or milestone payments we may receive under our collaboration agreements. Prior to such time, we expect to complete four ongoing and planned proof-of-concept trials in the following five genetically defined cancer patient groups: MLL-r adult patients, MLL-PTD adult patients, MLL-r pediatric patients, non-Hodgkin lymphoma patients and patients with INI1-deficient tumors. We have based these expectations on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Our future capital requirements will depend on many factors, including:

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

Risks Related to Our Common Stock

Our executive officers and directors and their affiliates, if they choose to act together, have the ability to significantly influence all matters submitted to stockholders for approval.

As of July 31, 2014, our executive officers and directors and their affiliates beneficially own, in the aggregate, shares representing approximately 44.1% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Our stock price has been and may in the future be volatile. From May 31, 2013 to July 31, 2014, the sale price of our common stock as reported on the NASDAQ Global Market ranged from a high of $45.72 per share to a low of $18.10 per share. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

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

Use of Proceeds from Initial Public Offering

In June 2013, we issued and sold 5,913,300 shares of our common stock, including 771,300 shares of common stock sold pursuant to the underwriters’ full exercise of their option to purchase additional shares, in our initial public offering (the “IPO”) at a public offering price of $15.00 per share, for aggregate gross proceeds of $88.7 million. All of the shares issued and sold in the IPO were registered under the Securities Act of 1933, as amended (the “Securities Act”) pursuant to a Registration Statement on Form S-1 (File No. 333-187982), which was declared effective by the SEC on May 30, 2013, and a Registration Statement on Form S-1 (File No. 333-188962) filed pursuant to Rule 462(b) of the Securities Act on May 31, 2013. Citigroup Global Markets Inc., Cowen and Company, LLC and Leerink Swann LLC acted as joint book-running manager of the offering and as representatives of the underwriters. JMP Securities LLC and Wedbush Securities Inc. acted as co-managers for the offering. The offering commenced on May 30, 2013 and did not terminate until the sale of all of the shares offered.

The net offering proceeds to us, after deducting underwriting discounts of $6.2 million and offering expenses totaling $2.8 million, were approximately $79.7 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10.0% or more of any class of our equity securities or to any other affiliates.

As of June 30, 2014, we have used all of the net offering proceeds to fund the clinical development of EPZ-5676 and EPZ-6438, to fund research and development to build our product platform and advance our pipeline of preclinical product candidates and for working capital and general corporate purposes.

Item 6.	Exhibits

10.3	Amendment to Collaboration and License Agreement dated as of April 17, 2014 by and between the Registrant and Glaxo Group Limited (1)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by Robert J. Gould, Ph.D., Chief Executive Officer of the Company, and Jason P. Rhodes, President, Chief Financial Officer and Treasurer of the Company. (2)

101.INS	XBRL Instance Document. ¥

101.SCH	XBRL Schema Document. ¥

101.CAL	XBRL Calculation Linkbase Document. ¥

101.LAB	XBRL Labels Linkbase Document. ¥

101.PRE	XBRL Presentation Linkbase Document. ¥

101.DEF	XBRL Definition Linkbase Document. ¥

(1)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 14, 2014.

(2)	Filed with this Form 10-Q.
¥	Pursuant to Rule 406T of Regulation S-T, these interactive data files are furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act or Section 18 of the Exchange Act and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 13, 2014

EPIZYME, INC.

By:	/s/ Jason P. Rhodes
Jason P. Rhodes
President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)