Form 10-Q
period 2014-09-30
Epizyme, Inc.
filed 2014-11-06
CIK 1571498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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
Yes   ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as of October 31, 2014: 34,163,233 shares.

PART I - FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

	September 30,	December 31,
	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$211,669	$123,564
Accounts receivable	2,109	33,667
Prepaid expenses and other current assets	3,273	2,421

Total current assets	217,051	159,652
Property and equipment, net	2,749	2,157
Restricted cash and other assets	953	1,179

Total Assets	$220,753	$162,988

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,715	$4,698
Accrued expenses	8,652	6,632
Current portion of deferred revenue	9,415	23,243

Total current liabilities	23,782	34,573
Deferred revenue, net of current portion	23,735	23,629
Other long-term liabilities	482	473
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.0001 par value; 125,000,000 shares authorized; 34,063,303 shares and 28,494,447 shares issued, respectively; 34,063,303 shares and 28,488,892 shares outstanding, respectively	3	3
Additional paid-in capital	268,801	160,390
Accumulated deficit	(96,050)	(56,080)

Total stockholders’ equity	172,754	104,313

Total Liabilities and Stockholders’ Equity	$220,753	$162,988

See notes to consolidated financial statements.

EPIZYME, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(Amounts in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Collaboration revenue	$8,177	$8,444	$31,062	$32,165
Operating expenses:
Research and development	22,244	14,584	55,090	41,882
General and administrative	5,669	3,587	15,931	9,664

Total operating expenses	27,913	18,171	71,021	51,546
Operating loss	(19,736)	(9,727)	(39,959)	(19,381)
Other income (expense):
Interest income	24	20	66	54
Other income (expense), net	17	3	41	(86)

Other income (expense), net	41	23	107	(32)

Loss before income taxes	(19,695)	(9,704)	(39,852)	(19,413)
Income tax expense	5	—	118	—

Net loss	$(19,700)	$(9,704)	$(39,970)	$(19,413)

Less: accretion of redeemable convertible preferred stock to redemption value	—	—	—	264

Loss allocable to common stockholders	$(19,700)	$(9,704)	$(39,970)	$(19,677)

Loss per share allocable to common stockholders:
Basic	$(0.58)	$(0.34)	$(1.23)	$(1.49)
Diluted	$(0.58)	$(0.34)	$(1.23)	$(1.49)
Weighted average shares outstanding:
Basic	33,676	28,406	32,607	13,212
Diluted	33,676	28,406	32,607	13,212
Comprehensive loss	$(19,700)	$(9,704)	$(39,970)	$(19,413)

See notes to consolidated financial statements.

EPIZYME, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(39,970)	$(19,413)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	548	534
Stock-based compensation	4,678	1,819
Changes in operating assets and liabilities:
Accounts receivable	31,558	(326)
Prepaid expenses and other current assets	(852)	(1,315)
Accounts payable	1,107	364
Accrued expenses	2,020	1,052
Deferred revenue	(13,722)	(18,739)
Restricted cash and other assets	226	(716)
Other long-term liabilities	9	(1,289)

Net cash used in operating activities	(14,398)	(38,029)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,230)	(230)

Net cash used in investing activities	(1,230)	(230)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from public offering, net of commissions	101,283	82,491
Proceeds from stock options exercised	2,348	171
Excess tax benefit from stock option plan	28	—
Issuance of shares under employee stock purchase plan	454	—
Payment of public offering costs	(649)	(2,809)
Proceeds from reimbursement of public offering costs	269	—

Net cash provided by financing activities	103,733	79,853

Net increase in cash and cash equivalents	88,105	41,594
Cash and cash equivalents, beginning of period	123,564	97,981

Cash and cash equivalents, end of period	$211,669	$139,575

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Conversion of redeemable convertible preferred stock to common stock	—	76,420
Purchases of property and equipment unpaid at period end	—	192
Accretion of redeemable convertible preferred stock to redemption value	—	264
Public offering costs incurred but unpaid at period end	—	6

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

The unaudited consolidated financial statements include the accounts of Epizyme and its subsidiary. All intercompany transactions and balances of subsidiaries have been eliminated in consolidation. In the opinion of management, the information furnished reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair presentation of the results for the reported interim periods. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The three months ended September 30, 2014 and 2013 are referred to as the third quarter of 2014 and 2013, respectively. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue From Contracts With Customers. ASU 2014-09 amends Accounting Standards Codification (“ASC”) 605, Revenue Recognition, by outlining a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU 2014-09 will be effective for the Company for interim and annual periods beginning after December 15, 2016. The Company is evaluating the impact that this ASU may have on its consolidated financial statements, if any.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 amends ASC 205-40, Presentation of Financial Statements – Going Concern, by providing guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements, including requiring management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements and providing certain disclosures if there is substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 will be effective for the Company for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. The Company is still evaluating the impact of this ASU on its condensed consolidated financial statements; however, it is disclosure-only in nature.

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

The Company’s financial instruments as of September 30, 2014 and December 31, 2013 consisted primarily of cash and cash equivalents, accounts receivable and accounts payable. As of September 30, 2014 and December 31, 2013, the Company’s financial assets recognized at fair value consisted of the following:

	Fair Value as of September 30, 2014
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents	$199,532	$199,532	$—	$—

Total	$199,532	$199,532	$—	$—

	Fair Value as of December 31, 2013
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents	$121,424	$121,424	$—	$—

Total	$121,424	$121,424	$—	$—

4. Accrued Expenses

Accrued expenses consisted of the following:

	September 30, 2014	December 31, 2013
	(In thousands)
Employee compensation and benefits	$2,870	$2,607
Contract termination obligation	94	355
Research and development and professional expenses	5,688	3,670

Accrued expenses	$8,652	$6,632

Contract termination obligation includes estimated lease exit charges related to the Company’s former facility at 325 Vassar Street in Cambridge, Massachusetts. As of December 31, 2013, the Company had a recorded contract termination obligation of $0.4 million. During the nine months ended September 30, 2014, the Company made cash payments of $0.7 million and recorded sublease income of $0.4 million, resulting in total remaining contract termination obligations of $0.1 million as of September 30, 2014.

5. Income Taxes

The Company recorded $0.1 million of income tax expense in the nine months ended September 30, 2014 due to provision-to-return adjustments identified related to the year ended December 31, 2013. The Company did not record a federal or state income tax provision or benefit for the three or nine months ended September 30, 2014 related to the year ending December 31, 2014, due to the expected loss before income taxes to be incurred for the year ending December 31, 2014, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets.

The Company did not record a federal or state income tax provision or benefit for the three or nine months ended September 30, 2013 due to the expected loss before income taxes to be incurred for the year ended December 31, 2013, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets.

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

Agreement Structure

Under the terms of the agreement, the Company recorded a $65.0 million upfront payment and $25.0 million from the sale of its series C redeemable convertible preferred stock to an affiliate of Celgene, of which $3.0 million was considered a premium and included as collaboration arrangement consideration for a total upfront payment of $68.0 million. In addition, the Company has recorded a $25.0 million clinical development milestone payment and $4.4 million of global development co-funding through September 30, 2014. The Company is also eligible to receive up to $35.0 million in additional substantive clinical development milestone payments and up to $100.0 million in substantive regulatory milestone payments related to DOT1L as well as up to $65.0 million in payments, including a combination of substantive clinical development milestone payments and an option exercise fee for each selected target, and up to $100.0 million in substantive regulatory milestone payments for each available target as to which Celgene exercises its option during an initial option period ending in July 2015. Celgene has the right to extend the option period until July 2016 by making a significant option extension payment. As to DOT1L and each available target as to which Celgene exercises its option, the Company retains all product rights in the United States and is eligible to receive royalties for each target at defined percentages ranging from the mid-single digits to the mid-teens on net product sales outside of the United States subject to reduction in specified circumstances. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, the Company may not receive any additional milestone or royalty payments from Celgene. The next potential milestone payment that the Company might be entitled to receive under this agreement is a $35.0 million substantive milestone for the initiation of a pivotal clinical trial, as defined in the agreement, for its DOT1L inhibitor.

The Company is obligated to conduct and solely fund research and development costs of the Phase 1 clinical trials for EPZ-5676. For all development costs other than the development costs of the Phase 1 clinical trials for EPZ-5676, Celgene and the Company will equally co-fund global development and each party will solely fund territory-specific development costs for its territory. The Company is obligated to conduct and solely fund research and development costs through the effectiveness of the first investigational new drug application (“IND”) for an HMT inhibitor directed to each available target selected by Celgene, after which point Celgene and the Company will equally co-fund global development and each party will solely fund territory-specific development costs for its territory. As of September 30, 2014, the Company had recorded accounts receivable of $1.1 million related to non-Phase 1 global development costs subject to the co-funding provisions of the agreement. Co-funded amounts received or receivable from Celgene are recorded as a reduction to research and development expense.

Collaboration Revenue

Through September 30, 2014, in addition to amounts allocated to Celgene’s purchase of shares of the Company’s series C redeemable convertible preferred stock, the Company had recorded a total of $97.4 million in cash and accounts receivable under the Celgene agreement, including the $3.0 million implied premium on Celgene’s purchase of shares of the Company’s series C redeemable convertible preferred stock. Through September 30, 2014, the Company has recognized $65.8 million of collaboration revenue, including $1.2 million and $4.1 million in the three and nine months ended September 30, 2014, respectively, and $3.5 million and $10.8 million in the three and nine months ended September 30, 2013, respectively, and $4.4 million of global development co-funding as a reduction to research and development expense, including $1.2 million and $2.5 million in the three and nine months ended September 30, 2014, respectively, and $0.7 million in the three and nine months ended September 30, 2013 in the consolidated statements of operations and comprehensive loss related to this agreement. Revenue recognized in the three and nine months ended September 30, 2014 reflects the Company’s current plan to reach IND effectiveness for a licensed compound from the other potential DOT1L product candidates by mid-2016. As a result, the remaining deferred revenue of approximately $5.3 million attributed to this deliverable as of September 30, 2014 will be recognized ratably through June 30, 2016. As of September 30, 2014 and December 31, 2013, the Company had deferred revenue of $27.2 million and $31.3 million, respectively, related to this agreement.

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

Agreement Structure

Under the terms of the agreement, the Company recorded a $3.0 million upfront payment, $7.0 million in preclinical research and development milestone payments, a $6.0 million clinical development milestone payment and $21.8 million for research and development services through September 30, 2014. The Company is eligible to receive up to $25.0 million in additional clinical development milestone payments, including substantive milestone payments of up to $10.0 million, up to $55.0 million in regulatory milestone payments and up to $115.0 million in sales-based milestone payments. The Company is also eligible to receive royalties at a percentage in the mid-single digits on any net product sales outside of the United States and at a percentage from the mid-single digits to low double-digits on any product sales in the United States, subject to reduction in specified circumstances. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, the Company may not receive any additional milestone payments or royalty or profit share payments from Eisai. The next potential milestone payment that the Company might be entitled to receive under this agreement is a $10.0 million substantive milestone for the initiation of the Phase 2 portion of the ongoing Phase 1/2 clinical trial of EPZ-6438.

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

Collaboration Revenue

Through September 30, 2014, the Company recorded a total of $37.8 million in cash and accounts receivable under the Eisai agreement. Through September 30, 2014, the Company has recognized $37.4 million of collaboration revenue in the consolidated statements of operations and comprehensive loss related to this agreement, including $1.4 million and $5.0 million in the three and nine months ended September 30, 2014, respectively, and $1.9 million and $12.4 million in the three and nine months ended September 30, 2013, respectively, with a $6.0 million clinical development milestone achieved and recognized as collaboration revenue in the nine months ended September 30, 2013. As of September 30, 2014 and December 31, 2013, the Company had deferred revenue of $0.4 million and $1.6 million, respectively, related to this agreement.

GSK

In January 2011, the Company entered into a collaboration and license agreement with Glaxo Group Limited, an affiliate of GlaxoSmithKline (“GSK”), to discover, develop and commercialize novel small molecule HMT inhibitors directed to available targets from the Company’s platform. Under the terms of the agreement, the Company granted GSK exclusive worldwide license rights to HMT inhibitors directed to three targets. Additionally, as part of the research collaboration, the Company agreed to provide research and development services related to the licensed targets pursuant to agreed upon research plans until the earlier of the achievement of development candidate selection for a target or the end of the research term on January 8, 2015. During 2013, development candidate selection was achieved for the first target under the collaboration and license agreement, and, accordingly, the Company is no longer providing research and development services related to this target.

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

Agreement Structure

Under the agreement, the Company recorded a $20.0 million upfront payment, a $3.0 million payment upon the execution of the March 2014 agreement amendment, $6.0 million of fixed research funding, $15.0 million of preclinical research and development milestone payments and $9.5 million for research and development services through September 30, 2014. The Company is eligible to receive up to $18.0 million in additional substantive preclinical research and development milestone payments, up to $109.0 million in clinical development milestone payments, up to $275.0 million in regulatory milestone payments and up to $218.0 million in sales-based milestone payments. In addition, GSK is required to pay the Company royalties, at percentages from the mid-single digits to the low double-digits, on a licensed product-by-licensed product basis, on worldwide net product sales, subject to reduction in specified circumstances. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, the Company may not receive any additional milestone payments or royalty payments from GSK. Due to the varying stages of development of each licensed target, the Company is not able to determine the next milestone that might be achieved under this agreement, if any.

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

Collaboration Revenue

Through September 30, 2014, the Company recorded a total of $53.5 million in payments under the GSK agreement. Through September 30, 2014, the Company has recognized $48.1 million of collaboration revenue in the consolidated statements of operations and comprehensive loss related to this agreement, including $5.6 million and $22.0 million in the three and nine months ended September 30, 2014, respectively, and $3.0 million and $9.0 million in the three and nine months ended September 30, 2013, respectively, with $3.0 million in preclinical research and development milestones achieved and recognized as collaboration revenue in the nine months ended September 30, 2014. As of September 30, 2014 and December 31, 2013, the Company had deferred revenue of $5.4 million and $13.9 million, respectively, related to this agreement.

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

Abbott

In February 2013, the Company entered into an agreement with Abbott Molecular Inc. (“Abbott”) under which the Company agreed to fund Abbott’s development of a companion diagnostic to identify patients with the mixed lineage leukemia (“MLL-r”) genetic alteration targeted by the Company’s EPZ-5676 product candidate. Under the terms of the agreement, the Company paid Abbott an upfront payment of $0.9 million upon the execution of the agreement, and agreed to make aggregate milestone-based development payments of up to $6.0 million and to reimburse Abbott for specified costs not to exceed $0.9 million. In October 2014, the Company voluntarily terminated this agreement with Abbott, discontinuing development of this proposed companion diagnostic. The termination of this agreement is not expected to have a material impact on the Company’s financial statements.

7. Stock-Based Compensation

Total stock-based compensation expense related to stock options, restricted stock and the employee stock purchase plan was $1.6 million and $0.9 million for the three months ended September 30, 2014 and 2013, respectively, and $4.7 million and $1.8 million for the nine months ended September 30, 2014 and 2013, respectively.

Stock-based compensation expense is classified in the consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Research and development	$749	$294	$2,245	$695
General and administrative	834	575	2,433	1,124

Total	$1,583	$869	$4,678	$1,819

Stock Options

The weighted-average fair value of options, estimated as of the grant date using the Black-Scholes option pricing model, was $21.32 and $21.81 per option for those options granted during the three months ended September 30, 2014 and 2013, respectively, and $22.21 and $7.57 per option for those options granted during the nine months ended September 30, 2014 and 2013, respectively. Key assumptions used to apply this pricing model were as follows:

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Risk-free interest rate	1.6%	0.9%
Expected life of options	6.0 years	6.0 years
Expected volatility of underlying stock	92.4%	94.7%
Expected dividend yield	0.0%	0.0%

The following is a summary of stock option activity for the nine months ended September 30, 2014:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price per	Contractual	Intrinsic
	Options	Share	Term	Value
			(In years)	(In thousands)
Outstanding at December 31, 2013	4,728,503	$3.13
Granted	782,619	29.48
Exercised	(1,876,934)	1.25
Forfeited or expired	(81,757)	18.24

Outstanding at September 30, 2014	3,552,431	$9.58	7.7	$64,943

Exercisable at September 30, 2014	1,606,793	$2.04	6.4	$40,379

As of September 30, 2014, there was $19.6 million of unrecognized compensation cost related to stock options that are expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 2.6 years.

Restricted Stock

The following is a summary of restricted stock activity for the nine months ended September 30, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding at December 31, 2013	5,555	$0.60
Vested	(5,555)	0.60

Outstanding at September 30, 2014	—	$—

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

Basic and diluted loss per share allocable to common stockholders are computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands except per share data)
Net loss	$(19,700)	$(9,704)	$(39,970)	$(19,413)
Less: accretion of redeemable convertible preferred stock to redemption value	—	—	—	264

Loss allocable to common stockholders	$(19,700)	$(9,704)	$(39,970)	$(19,677)

Weighted average shares outstanding	33,676	28,406	32,607	13,212

Basic and diluted loss per share allocable to common stockholders	$(0.58)	$(0.34)	$(1.23)	$(1.49)

In June 2013, the Company issued 5,913,300 shares of common stock in connection with its initial public offering (“IPO”) and 20,633,046 shares of common stock in connection with the automatic conversion of its redeemable convertible preferred stock upon the closing of the IPO. In February 2014, the Company issued an additional 3,673,901 shares of common stock in connection with a public offering. The issuance of these shares contributed to a significant increase in the Company’s shares outstanding, to 34,063,303 shares as of September 30, 2014, and in the weighted average shares outstanding for the three and nine months ended September 30, 2014 when compared to the comparable prior year periods and is expected to continue to impact the year-over-year comparability of the Company’s (loss) earnings per share calculations through 2014.

The following common stock equivalents were excluded from the calculation of diluted loss per share allocable to common stockholders because their inclusion would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Stock options	3,552	4,773	3,552	4,773
Unvested restricted stock	—	10	—	10
Shares issuable under employee stock purchase plan	2	2	2	2

	3,554	4,785	3,554	4,785

9. Related Party Transactions

The Company’s collaboration partner Celgene has made a series of equity investments in the Company, owning 3,334,640 shares of common stock as of December 31, 2013. In the first quarter of 2014, in connection with the Company’s public offering of common stock, Celgene made an additional investment in the Company, acquiring an additional 340,000 shares of the Company’s common stock, maintaining an ownership percentage representing 9.8% of the Company’s fully diluted equity and 10.8% of the voting interests of the Company as of September 30, 2014. Refer to Note 6, Collaborations, for additional information regarding this collaboration agreement.

Under the Celgene collaboration agreement, the Company recognized $1.2 million and $4.1 million of collaboration revenue in the three and nine months ended September 30, 2014 and $3.5 million and $10.8 million of collaboration revenue in the three and nine months ended September 30, 2013, respectively, and as of September 30, 2014 and December 31, 2013, had recorded $27.2 million and $31.3 million of deferred revenue related to the Celgene collaboration arrangement, respectively. Additionally, in the three and nine months ended September 30, 2014, the Company recorded $1.2 million and $2.5 million, respectively, in global development co-funding from Celgene. As of September 30, 2014 and December 31, 2013, the Company had accounts receivable of $1.1 million and $26.2 million, respectively, related to this collaboration arrangement.

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

Management Overview

We are a clinical stage biopharmaceutical company that discovers, develops and plans to commercialize innovative personalized therapeutics for patients with genetically defined cancers. We have built a proprietary product platform that we use to create small molecule inhibitors of a 96-member class of enzymes known as histone methyltransferases, or HMTs. Genetic alterations can result in changes to the activity of HMTs, making them oncogenic. Our therapeutic strategy is to inhibit oncogenic HMTs to treat the underlying causes of the associated genetically defined cancers. The three months ended September 30, 2014 and 2013 are referred to as the third quarter of 2014 and 2013, respectively. Unless the context indicates otherwise, all references herein to our company include our wholly-owned subsidiary.

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

We commenced active operations in early 2008, and since inception, have incurred significant operating losses. As we are a clinical stage company, we expect to continue to incur significant expenses and operating losses over the next several years. Since our inception and through September 30, 2014, we have raised an aggregate of $446.7 million to fund our operations, of which $186.9 million was non-equity funding through our collaboration agreements, $183.8 million was from the sale of common stock in our public offerings and $76.0 million was from the sale of redeemable convertible preferred stock. In addition, as of September 30, 2014, we were entitled to receive $2.1 million in non-equity funding through our collaboration agreements. As of September 30, 2014, we had $211.7 million in cash and cash equivalents.

We are a leader in the translation of the science of epigenetics into first-in-class personalized therapeutics for patients with genetically defined cancers and currently have two HMT inhibitors in clinical development for the treatment of patients with genetically defined cancers. We believe we are the first company to conduct a clinical trial of an HMT inhibitor. We are conducting a Phase 1 clinical trial of our product candidate, EPZ-5676, an inhibitor targeting the DOT1L HMT, being developed for the treatment of acute leukemias in adult patients with genetic alterations of the MLL gene, referred to as MLL-r or MLL-PTD, and a Phase 1 study in pediatric patients with MLL-r leukemia. With these studies, we now have ongoing assessments of proof-of-concept in three genetically defined cancer patient groups in the EPZ-5676 clinical program: adult MLL-r, adult MLL-PTD and pediatric MLL-r. We are also conducting a Phase 1/2 clinical trial of our product candidate, EPZ-6438, an inhibitor targeting the EZH2 HMT, being developed for the treatment of non-Hodgkin lymphoma and solid tumors including INI1-deficient tumors such as synovial sarcoma and malignant rhabdoid tumors, or MRT. We plan to initiate three proof-of-concept studies for EPZ-6438: a Phase 2 trial in non-Hodgkin lymphoma patients, a Phase 1 trial in pediatric patients with INI1-deficient tumors and a Phase 2 trial in adult patients with INI1-deficient tumors. In addition to our clinical programs, we also have a pipeline of other HMT inhibitors that are in preclinical development that target our other prioritized HMTs, including the PRMT5 HMT. These programs are directed to a variety of hematological and solid tumors.

The initial clinical development plan for each of our therapeutic product candidates is directed towards patients with a particular genetically defined cancer. For many of our therapeutic product candidates, we intend to develop a companion diagnostic to identify patients that we seek to treat with our therapeutic product candidates unless we believe existing, available technology may be sufficient to identify these patients. We plan to include patients with the particular genetically defined cancer in our clinical trials beginning in Phase 1 with a view to assessing possible early evidence of potential therapeutic effect. As we are tailoring our personalized therapeutics for discrete patient populations with genetically defined cancers, we believe that many of our products may qualify for orphan drug designation in the United States, the European Union and other regions.

We have entered into strategic collaborations for certain of our therapeutic programs and corresponding companion diagnostics. Our three primary collaboration partners for our therapeutic programs are Celgene Corporation and Celgene International Sàrl, collectively, Celgene; Eisai Co., Ltd., or Eisai; and Glaxo Group Limited, an affiliate of GlaxoSmithKline, or GSK. We retain all product rights in the United States under the Celgene collaboration and an opt-in right to co-develop, co-commercialize and share profits as to licensed products in the United States under the Eisai collaboration. In October 2014, we terminated our agreement with Abbott, discontinuing development of a proposed companion diagnostic for use with EPZ-5676. We terminated the agreement because we believe, based on discussions with the United States Food and Drug Administration, that the existing standard of care molecular testing used at the time of diagnosis will be acceptable to support further enrollment of relapsed/refractory MLL-r leukemia patients in our clinical trial as designed, rather than requiring the companion diagnostic test previously under development with Abbott.

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

		Phase 1 MLL-r and MLL-PTD adult patient trial ongoing • Dose escalation stage fully enrolled in MLL-r adult patient trial	Epizyme: United States Celgene: Rest of world	None—existing standard of care molecular testing used at time of diagnosis to be utilized for studies in MLL-r leukemia
	• MLL partial tandem duplication, or MLL-PTD, subtype of AML in adult patients (Partial tandem duplication of the MLL gene)	• MLL-r / MLL-PTD only adult expansion stage enrolling
	• MLL-r in pediatric patients (Chromosomal translocation involving the MLL gene)	Phase 1 MLL-r pediatric patient trial enrolling

EPZ-6438 (EZH2 inhibitor)

Non-Hodgkin lymphomas, including germinal center diffuse large B-cell lymphoma and follicular lymphoma as well as non-germinal center NHL, including primary mediastinal B-cell lymphoma (EZH2)

Other solid tumors such as synovial sarcoma and MRT
(INI1-deficient)

Phase 1/2 clinical trial ongoing

•    Phase 1 dose escalation enrolling, with expanded enrollment at the top two tested dose levels

•    Phase 2 trial for expanded population of non-Hodgkin lymphoma patients expected to initiate in the first quarter of 2015

			Eisai: Worldwide rights, subject to Epizyme’s opt-in on 50.0% of United States rights	Roche (Non-Hodgkin lymphoma with EZH2 point mutations)

Phase 1 trial for pediatric patients with INI1-deficient tumors expected to initiate in the first half of 2015, following a planned investigational new drug application filing in the fourth quarter of 2014

Phase 2 trial for adult patients with INI1-deficient tumors expected to initiate in 2015

None—existing standard of care immunohistochemical testing used at time of diagnosis to be utilized for studies in INI1-deficient tumors

Program highlights for the nine months ended September 30, 2014 include:

•

For EPZ-5676, we continued enrollment in the expansion stage of our Phase 1 trial which is limited to patients with MLL-r and MLL-PTD. In November 2014, in connection with the publication of an abstract for the 2014 American Society of Hematology, or ASH, annual meeting, we released preliminary data from the dose escalation and expansion stages of this Phase 1 study measured as of the abstract cut-off date of July 15, 2014. These data showed that, in 36 patients evaluable for safety, EPZ-5676 was safe and well-tolerated, with adverse events predominantly Grade 1 or Grade 2 in severity and only two patients who discontinued treatment due to possible drug-related adverse events. These data additionally reported that, of 28 patients evaluable for efficacy, anti-leukemic activity was observed in two patients with MLL-r receiving treatment who achieved complete responses and additional findings of biological activity, such as resolution of cutaneous leukemia or leukemia cell differentiation effects, were observed in several other patients. We expect to present updated data from this trial in December 2014. In May 2014, we initiated our Phase 1 trial of EPZ-5676 in pediatric MLL-r patients. This Phase 1 study is designed to evaluate the safety, pharmacokinetics and pharmacodynamics of escalating doses of EPZ-5676 in patients between the ages of three months and 18 years and also provide a preliminary assessment of efficacy.

•	For EPZ-6438, which Eisai refers to as E7438, we continued enrollment in the Phase 1 dose escalation portion of our Phase 1/2 clinical trial. In August 2014, we disclosed early clinical observations from the Phase 1 portion of this Phase 1/2 study as well as findings characterizing the activity of EPZ-6438 in preclinical models of non-Hodgkin lymphoma, both as a single agent and in combination with current standards of care. In October 2014, we presented preclinical data characterizing the activity of EPZ-6438 in models of synovial sarcoma. Collectively, these preliminary data further support our plans to expand our patient population to include B-cell lymphomas with both mutant and wild-type EZH2 and support the expansion of our EPZ-6438 clinical program to pediatric and adult patients with INI1-deficient tumors. We plan to present updated data from the Phase 1 portion of our ongoing Phase 1/2 trial in November 2014. In a report that we commissioned, Clarion Healthcare estimated that the annual incidence rate in the major markets of both mutant and wild-type EZH2 germinal center B-cell lymphomas is approximately 72,000 patients. Many of these patients survive beyond the year in which they are diagnosed. Accordingly, we believe that the prevalence of patients that could potentially be treated with EPZ-6438 is significantly higher than the annual incidence. Additionally, in 2014, the United States Patent and Trademark Office granted to us U.S. Patent Nos. 8,691,507 and 8,765,732 with claims that cover the diagnosis and treatment of cancers associated with EZH2 mutation and claims covering methods of treatment of lymphomas with EZH2 inhibitors, including EPZ-6438, respectively, as well as granted notices of allowance for U.S. Patent Application Nos. 13/230,703 and 14/070,675 with claims that cover the treatment of cancers associated with EZH2 mutations and claims covering methods of treatment of lymphoma with EZH2 inhibitors, respectively.

•	For our discovery and preclinical stage product programs, we continued to progress the target programs partnered with GSK, collectively earning $3.0 million in preclinical research and development milestones upon the February 2014 selection of a lead candidate for the second of the three targets under the agreement and the April 2014 selection of a lead candidate for the third of the three targets under the agreement. We also continued to progress a number of other research programs directed to high priority HMTs in our pipeline. In September 2014, the United States Patent and Trademark Office granted Notices of Allowance for two of our U.S. patent applications covering inhibitors of PRMT5 and methods of treating cancers with inhibitors of PRMT5 as well as published 10 of our patent applications covering chemical matter targeting several additional HMTs, including CARM1, PRMT1, PRMT3, PRMT6 and PRMT8.

Collaborations

The key terms of our primary collaboration agreements are as follows:

•	Celgene

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

Agreement Structure

Under the terms of the agreement, we recorded a $65.0 million upfront payment and $25.0 million from the sale of our series C redeemable convertible preferred stock to an affiliate of Celgene, of which $3.0 million was considered a premium and included as collaboration arrangement consideration for a total upfront payment of $68.0 million. In addition, we have recorded a $25.0 million clinical development milestone payment and $4.4 million of global development co-funding through September 30, 2014. We are also eligible to receive up to $35.0 million in additional clinical development milestone payments and up to $100.0 million in regulatory milestone payments related to DOT1L as well as up to $65.0 million in payments, including a combination of clinical development milestone payments and an option exercise fee for each selected target, and up to $100.0 million in regulatory milestone payments for each available target as to which Celgene exercises its option during an initial option period ending in July 2015. Celgene has the right to extend the option period until July 2016 by making a significant option extension payment. As to DOT1L and each available target as to which Celgene exercises its option, we retain all product rights in the United States and are eligible to receive royalties for each target at defined percentages ranging from the mid-single digits to the mid-teens on net product sales outside of the United States, subject to reductions in specified circumstances. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, we may not receive any additional milestone or royalty payments from Celgene. The next potential milestone payment that we might be entitled to receive under this agreement is $35.0 million for the initiation of a pivotal clinical trial, as defined in the agreement, for our DOT1L inhibitor.

We are obligated to conduct and solely fund research and development costs of the Phase 1 clinical trials for EPZ-5676. For all development costs other than the development costs of the Phase 1 clinical trials for EPZ-5676, Celgene and we will equally co-fund global development and each party will solely fund territory-specific development costs for its territory. We are obligated to conduct and solely fund research and development costs through the effectiveness of the first investigational new drug application for an HMT inhibitor directed to each available target selected by Celgene, after which point Celgene and we will equally co-fund global development and each party will solely fund territory-specific development costs for its territory. In the third quarter of 2014, we recorded accounts receivable of $1.1 million related to non-Phase 1 global development costs subject to the co-funding provisions of this agreement. Co-funded amounts received or receivable from Celgene are recorded as a reduction to research and development expense.

Collaboration Revenue

Through September 30, 2014, in addition to amounts allocated to Celgene’s purchase of shares of our series C redeemable convertible preferred stock, we had recorded a total of $97.4 million in cash and accounts receivable under the Celgene agreement, including the $3.0 million implied premium on Celgene’s purchase of our series C redeemable convertible preferred stock. Through September 30, 2014, we have recognized $65.8 million of collaboration revenue, including $1.2 million and $4.1 million in the three and nine months ended September 30, 2014, respectively, and $3.5 million and $10.8 million in the three and nine months ended September 30, 2013, respectively, and $4.4 million of global development co-funding as a reduction to research and development expense, including $1.2 million and $2.5 million in the three and nine months ended September 30, 2014, respectively, and $0.7 million in the three and nine months ended September 30, 2013 in the consolidated statements of operations and comprehensive loss related to this agreement. As of September 30, 2014 and December 31, 2013, we had deferred revenue of $27.2 million and $31.3 million, respectively, related to this agreement.

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

Agreement Structure

Under the terms of the agreement, we recorded a $3.0 million upfront payment, $7.0 million in preclinical research and development milestone payments, a $6.0 million clinical development milestone payment and $21.8 million for research and development services through September 30, 2014. We are eligible to receive up to $25.0 million in additional clinical development milestone payments, up to $55.0 million in regulatory milestone payments and up to $115.0 million in sales-based milestone payments. We are also eligible to receive royalties at a percentage in the mid-single digits on any net product sales outside of the United States and at a percentage from the mid-single digits to low double-digits on any net product sales in the United States, subject to reduction in specified circumstances. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, we may not receive any additional milestone payments or royalty or profit share payments from Eisai. The next potential milestone payment that we might be entitled to receive under this agreement is $10.0 million for the initiation of the Phase 2 portion of the ongoing Phase 1/2 clinical trial of EPZ-6438.

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

Collaboration Revenue

Through September 30, 2014, we recorded a total of $37.8 million in cash and accounts receivable under the Eisai agreement. Through September 30, 2014, we have recognized $37.4 million of collaboration revenue in the consolidated statements of operations and comprehensive loss related to this agreement, including $1.4 million and $5.0 million in the three and nine months ended September 30, 2014, respectively, and $1.9 million and $12.4 million in the three and nine months ended September 30, 2013, respectively, with a $6.0 million clinical development milestone achieved and recognized as collaboration revenue in the nine months ended September 30, 2013. As of September 30, 2014 and December 31, 2013, we had deferred revenue of $0.4 million and $1.6 million, respectively, related to this agreement.

•	GSK

In January 2011, we entered into a collaboration and license agreement with GSK to discover, develop and commercialize novel small molecule HMT inhibitors directed to available targets from our product platform. Under the terms of the agreement, we granted GSK exclusive worldwide license rights to HMT inhibitors directed to three targets. Additionally, as part of the research collaboration provided for in the agreement, we agreed to provide research and development services related to the licensed targets pursuant to agreed upon research plans until the earlier of the achievement of development candidate selection for a target or the end of the research term on January 8, 2015. During 2013, development candidate selection was achieved for the first target under the collaboration and license agreement, and, accordingly, we are no longer providing research and development services related to this target as of September 30, 2014.

In March 2014, we and GSK amended certain terms of this agreement for the third target, revising the license terms with respect to candidate compounds and amending the corresponding financial terms, including reallocating milestone payments and increasing royalty rates as to the third target. In connection with the execution of this amendment, we recorded a $3.0 million upfront payment.

Agreement Structure

Under the agreement, we recorded a $20.0 million upfront payment, a $3.0 million payment upon the execution of the March 2014 agreement amendment, $6.0 million of fixed research funding, $15.0 million of preclinical research and development milestone payments and $9.5 million for research and development services through September 30, 2014. We are eligible to receive up to $18.0 million in additional preclinical research and development milestone payments, up to $109.0 million in clinical development milestone payments, up to $275.0 million in regulatory milestone payments and up to $218.0 million in sales-based milestone payments. In addition, GSK is required to pay us royalties at percentages from the mid-single digits to the low double-digits, on a licensed product-by-licensed product basis, on worldwide net product sales, subject to reductions in specified circumstances. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, we may not receive any additional milestone payments or royalty payments from GSK. Due to the varying stages of development of each licensed target, we are not able to determine the next milestone that might be achieved, if any.

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

Collaboration Revenue

Through September 30, 2014, we recorded a total of $53.5 million in cash and accounts receivable under the GSK agreement. Through September 30, 2014, we have recognized $48.1 million of collaboration revenue in the consolidated statements of operations and comprehensive loss related to this agreement, including $5.6 million and $22.0 million in the three and nine months ended September 30, 2014, respectively, and $3.0 million and $9.0 million in the three and nine months ended September 30, 2013, respectively, with $3.0 million in preclinical research and development milestones achieved and recognized as collaboration revenue in the nine months ended September 30, 2014. As of September 30, 2014 and December 31, 2013, we had deferred revenue of $5.4 million and $13.9 million, respectively, related to this agreement.

Results of Operations

Collaboration Revenue

The following is a comparison of collaboration revenue for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Decrease	2014	2013	Decrease
	(In millions)
Collaboration revenue	$8.2	$8.4	$(0.2)	$31.1	$32.2	$(1.1)

Our revenue consists of collaboration revenue, including amounts recognized from deferred revenue related to upfront payments for licenses or options to obtain licenses in the future, research and development services revenue earned and milestone payments earned under collaboration and license agreements with our collaboration partners.

During the three months ended September 30, 2014, collaboration revenue consisted of $4.2 million recognized from deferred revenue related to upfront payments for licenses and $4.0 million in research and development funding. This revenue compares to $6.3 million recognized from deferred revenue related to upfront payments for licenses and $2.1 million in research and development funding recognized in the three months ended September 30, 2013.

Collaboration revenue recognized from deferred revenue in the three months ended September 30, 2014 comprised $1.2 million under our Celgene agreement, $0.4 million under our Eisai agreement and $2.6 million under our GSK agreement, as compared to $3.5 million under our Celgene agreement, $0.4 million under our Eisai agreement and $2.4 million under our GSK agreement in the three months ended September 30, 2013. Collaboration revenue recognized for research and development services in the three months ended September 30, 2014 comprised $1.0 million under our Eisai agreement and $3.0 million under our GSK agreement, as compared to $1.5 million under our Eisai agreement and $0.6 million under our GSK agreement in the three months ended September 30, 2013.

During the nine months ended September 30, 2014, collaboration revenue consisted of $15.1 million recognized from deferred revenue related to upfront payments for licenses, $3.0 million in milestone revenue and $13.0 million in research and development funding. This revenue compares to $19.2 million recognized from deferred revenue related to upfront payments for licenses, $6.0 million in milestone revenue and $7.0 million in research and development funding recognized in the nine months ended September 30, 2013.

Collaboration revenue recognized from deferred revenue in the nine months ended September 30, 2014 comprised $4.1 million under our Celgene agreement, $1.2 million under our Eisai agreement and $9.8 million under our GSK agreement, as compared to $10.8 million under our Celgene agreement, $1.2 million under our Eisai agreement and $7.2 million under our GSK agreement in the nine months ended September 30, 2013. Milestone revenue in the nine months ended September 30, 2014 consisted of $3.0 million in preclinical research and development milestones achieved under our GSK agreement, as compared to a $6.0 million clinical development milestone achieved under our Eisai agreement in the nine months ended September 30, 2013. Collaboration revenue recognized for research and development services in the nine months ended September 30, 2014 comprised $3.8 million under our Eisai agreement and $9.2 million under our GSK agreement, as compared to $5.2 million under our Eisai agreement and $1.8 million under our GSK agreement in the nine months ended September 30, 2013.

Research and Development

The following is a comparison of research and development expenses for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Increase	2014	2013	Increase
	(In millions)
Research and development	$22.2	$14.6	$7.6	$55.1	$41.9	$13.2

Research and development expenses consist of expenses incurred in performing research and development activities, including compensation and benefits for full-time research and development employees, facilities expenses, overhead expenses, clinical trial and related clinical manufacturing expenses, fees paid to third party contract research organizations, or CROs, and other outside expenses. As we advance our product platform, we are conducting research on several prioritized HMT targets. Our research and development team is organized such that the strategy, design, management and evaluation of results of all of our research and development plans is accomplished internally while some of our research and development activities are executed using our multinational network of CROs. In the early phases of development, our research and development costs are often devoted to enhancing our product platform and are not necessarily allocable to specific targets. In circumstances, such as our Celgene collaboration, where our collaboration and license agreements provide for equally co-funded global development under joint risk sharing collaborations, amounts received from collaboration partners for such co-funding are recorded as a reduction to research and development expense.

The following table illustrates the components of our research and development expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
Product Program (Phase as of the latest period end)	2014	2013	2014	2013
	(In millions)
External research and development expenses:
EPZ-5676 (Phase 1) and related DOT1L programs	$4.3	$3.4	$10.8	$9.4
EPZ-6438 (Phase 1/2) and related EZH2 programs	1.4	0.8	2.9	3.1
Discovery and preclinical stage product programs, collectively	9.9	6.0	22.7	16.0
Internal research and development expenses	6.6	4.4	18.7	13.4

Total research and development expenses	$22.2	$14.6	$55.1	$41.9

During the three and nine months ended September 30, 2014, our total research and development expenses increased by $7.6 million and $13.2 million, respectively, compared to the same periods of 2013, primarily due to the expansion of our product platform and the advancement of our EPZ-5676 clinical trials and related DOT1L programs. Research and development expenses for EPZ-5676 for the three and nine months ended September 30, 2014 are net of $1.2 million and $2.5 million, respectively, of global development co-funding from Celgene.

Most of our research and development costs have been external costs, which we began tracking on a program-by-program basis in the first quarter of 2010. Our internal research and development costs are primarily compensation expenses for our full-time research and development employees. We do not track internal research and development costs on a program-by-program basis. However, by employing a multinational network of CROs, our employees are able to dedicate significant amounts of their time to the expansion and development of our product platform while managing the research performed by our CROs. Our internal research and development expenses increased by $2.2 million and $5.3 million in the three and nine months ended September 30, 2014, respectively, including increases of $0.5 million and $1.6 million, respectively, in stock-based compensation expense, as compared to the same periods of the prior year as the number of our research and development employees grew from 54 employees as of September 30, 2013 to 65 employees as of September 30, 2014.

External research and development expenses for EPZ-5676 and related DOT1L programs focused on the ongoing EPZ-5676 Phase 1 clinical trial in adult MLL-r and MLL-PTD patients and the ongoing EPZ-5676 Phase 1 clinical trial in pediatric MLL-r patients, which we initiated in May 2014, with expenses increasing from $3.4 million in the third quarter of 2013 to $4.3 million in the third quarter of 2014, including $1.2 million and $0.7 million of global development co-funding from Celgene in the third quarters of 2014 and 2013, respectively, which is recorded as a reduction to research and development expense. External research and development expenses for EPZ-6438 and related EZH2 programs focused on the ongoing EPZ-6438 Phase 1/2 clinical trial and additional preclinical screening and combination studies, with expenses increasing from $0.8 million in the third quarter of 2013 to $1.4 million in the third quarter of 2014. External research and development expenses for discovery and preclinical stage product programs, including the three target programs partnered with GSK, increased from $6.0 million in the third quarter of 2013 to $9.9 million in the third quarter of 2014 as we advanced the research and development of these programs. Research and development expenses in the nine months ended September 30, 2014 reflect similar advancement and expansion of our product programs when compared to the same period of 2013.

External research and development expenses from January 1, 2010 through September 30, 2014 were $43.3 million for EPZ-5676 and related DOT1L programs and $15.7 million for EPZ-6438 and related EZH2 programs. We did not maintain program-specific external cost information prior to January 1, 2010.

We expect that research and development expenses will continue to increase in the remainder of 2014, when compared to 2013, as we continue to progress and expand our ongoing clinical trials and as we continue to build our product platform and advance our other discovery and preclinical stage product programs.

General and Administrative

The following is a comparison of general and administrative expenses for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	Increase	2014	2013	Increase
	(In millions)
General and administrative	$5.7	$3.6	$2.1	$15.9	$9.7	$6.2

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

For the three and nine months ended September 30, 2014, our general and administrative expenses increased compared to the same periods of the prior year, primarily related to additional professional fees, insurance and other costs associated with public company operation as well as increased stock-based compensation expense, intellectual property-related legal services and other costs to support our growing organization.

We expect that general and administrative expenses will continue to increase in the remainder of 2014, when compared to 2013, as we expand our operating activities and incur a full year of costs as a publicly traded company.

Other Income (Expense), net

Other income (expense), net consists of interest income earned on our cash equivalents, offset by interest and other expense. The change to other income, net in the nine months ended September 30, 2014 from other expense, net in the nine months ended September 30, 2013 reflects the recognition of interest expense in the nine months ended September 30, 2013 on a contract termination obligation that we incurred in the second quarter of 2012 and paid in full in the second quarter of 2013.

Income Tax Expense

We recorded $0.1 million of income tax expense in the nine months ended September 30, 2014 due to provision-to-return adjustments identified related to the year ended December 31, 2013. We did not record a federal or state income tax provision or benefit for the three or nine months ended September 30, 2014 related to the year ending December 31, 2014, due to the expected loss before income taxes to be incurred for the year ending December 31, 2014, as well as our continued maintenance of a full valuation allowance against our net deferred tax assets.

We did not record a federal or state income tax provision or benefit for the three or nine months ended September 30, 2013 due to the expected loss before income taxes to be incurred for the year ended December 31, 2013, as well as our continued maintenance of a full valuation allowance against our net deferred tax assets.

Accretion of Redeemable Convertible Preferred Stock to Redemption Value

Our redeemable convertible preferred stock automatically converted into common stock upon the closing of our initial public offering in June 2013. Our preferred stock was redeemable beginning in 2017 at its original issue prices per share plus any declared but unpaid dividends upon a specified vote of the preferred stockholders. Accretion of preferred stock reflected the periodic accretion of issuance costs and premiums on each series of preferred stock, where applicable, to their respective redemption values. We recorded $0.3 million of accretion in the nine months ended September 30, 2013. As a result of the conversion into common stock, as of September 30, 2014 and December 31, 2013, we did not have any preferred stock outstanding and will not record any additional accretion of preferred stock related to the shares of redeemable convertible preferred stock previously issued.

Liquidity and Capital Resources

In February 2014, we completed an offering of 3,673,901 shares of our common stock, at a price of $29.25 per share. We received net proceeds before expenses from this offering of $101.3 million after deducting underwriting discounts and commissions paid by us.

Since our inception and through September 30, 2014, we have raised an aggregate of $446.7 million to fund our operations, of which $186.9 million was non-equity funding through our collaboration agreements, $183.8 million was from the sale of common stock in our public offerings and $76.0 million was from the sale of redeemable convertible preferred stock. In addition, as of September 30, 2014, we were entitled to receive $2.1 million in non-equity funding through our collaboration agreements. As of September 30, 2014, we had $211.7 million in cash and cash equivalents.

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

Outlook

Based on our research and development plans and our timing expectations related to the progress of our programs, we believe that our existing cash and cash equivalents as of September 30, 2014 and research funding that we expect to receive under our existing collaborations will enable us to fund our operating expenses and capital expenditure requirements until at least mid-2016, without giving effect to any potential option exercise fees or milestone payments we may receive under our collaboration agreements. We have based this estimate on assumptions that may prove to be wrong, particularly as the process of testing drug candidates in clinical trials is costly and the timing of progress in these trials is uncertain. As a result, we could use our capital resources sooner than we expect.

Cash Flows

The following is a summary of cash flows for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014	2013
	(In millions)
Net cash used in operating activities	$(14.4)	$(38.0)
Net cash used in investing activities	(1.2)	(0.2)
Net cash provided by financing activities	103.7	79.9

Net cash used in operating activities

Net cash used in operating activities was $14.4 million during the nine months ended September 30, 2014 compared to $38.0 million during the nine months ended September 30, 2013. The decrease in net cash used in operating activities reflects the receipt of $51.4 million in non-equity funding, comprising $32.0 million in milestone payments, $3.0 million in upfront payments and $16.4 million in research reimbursements, during the nine months ended September 30, 2014, offset by cash used in operating activities during the nine months ended September 30, 2014.

Net cash used in investing activities

Net cash used in investing activities during each of the nine months ended September 30, 2014 and 2013 relates solely to purchases of property and equipment in both periods presented and represents general maintenance capital.

Net cash provided by financing activities

Net cash provided by financing activities of $103.7 million during the nine months ended September 30, 2014 primarily reflects net cash received from our February 2014 public offering of our common stock as well as cash received for stock option exercises and the purchase of shares under our employee stock purchase plan. Net cash provided by financing activities of $79.9 million during the nine months ended September 30, 2013 reflects net cash received from our initial public offering as well as cash received from stock option exercises.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue From Contracts With Customers. ASU 2014-09 amends Accounting Standards Codification (“ASC”) 605, Revenue Recognition, by outlining a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU 2014-09 will be effective for us for interim and annual periods beginning after December 15, 2016. We are evaluating the impact that this ASU may have on our consolidated financial statements, if any.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 amends ASC 205-40, Presentation of Financial Statements – Going Concern, by providing guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements, including requiring management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements and providing certain disclosures if there is substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 will be effective for us for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. We are still evaluating the impact of this ASU on our condensed consolidated financial statements; however, it is disclosure-only in nature.

Contractual Obligations

There were no material changes to our contractual obligations during the third quarter of 2014. In October 2014, we terminated our agreement to develop a companion diagnostic with Abbott Molecular, Inc. As a result of this termination, as of December 31, 2014, we will have no further obligations under the research and development contract obligation previously disclosed in the Annual Report. For a complete discussion of our contractual obligations, please refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2014, we had cash equivalents of $199.5 million consisting of interest-bearing money market accounts and prime money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of these investments, an immediate 100 basis point change in interest rates at levels as of September 30, 2014 would not have a material effect on the fair market value of our cash equivalents.

We contract with CROs and manufacturers internationally. Transactions with these providers are predominantly settled in U.S. dollars and, therefore, we believe that we have only minimal exposure to foreign currency exchange risks. We do not hedge against foreign currency risks.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

The Company has established disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the principal executive officer and principal financial officer (our Chief Executive Officer), to allow timely decisions regarding required disclosure.

Our management, under the supervision and with the participation of our Chief Executive Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2014.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Two of our product candidates are in early clinical development, and our remaining product candidates are in preclinical development. The risk of failure for each of our product candidates is high. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. For example, the complete responses that were observed in two MLL-r patients in the fourth dose cohort of the dose escalation stage of our Phase 1 clinical trial of EPZ-5676 and that were disclosed in January 2014 were achieved in an open-label setting, are not statistically significant and might not be achieved by any other patient treated with EPZ-5676. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

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

If we are unable to successfully develop companion diagnostics for our therapeutic product candidates when needed, or experience significant delays in doing so, we may not achieve marketing approval or realize the full commercial potential of our therapeutic product candidates.

We intend to develop companion diagnostics for our therapeutic product candidates when existing, available technology may not be sufficient to identify patients for treatment with our therapeutic product candidates. We expect that, at least in some cases, the FDA and similar regulatory authorities outside of the United States may require the development and regulatory approval of a companion diagnostic as a condition to approving our therapeutic product candidates. We do not have experience or capabilities in developing or commercializing diagnostics and plan to rely in large part on third parties to perform these functions. For example, in December 2012, Eisai and we entered into an agreement with Roche to develop and commercialize a companion diagnostic for use with EPZ-6438 for non-Hodgkin lymphoma patients with EZH2 point mutations. We may seek to enter into a similar agreement with a third party to create a companion diagnostic for use with EPZ-5676 in MLL-PTD patients. However, the MLL-PTD genetic alteration is not currently identified as part of standard diagnostic care, and as a result, it may be more difficult to enter into an agreement with a diagnostic company to create a companion diagnostic for this potential indication or to obtain comparable diagnostic results from those methods being used by sites enrolling MLL-PTD patients in our ongoing Phase 1 trial of EPZ-5676.

We may seek to enter into similar agreements for our other therapeutic product candidates and possible expansion indications for EPZ-5676 and EPZ-6438. Companion diagnostics are subject to regulation by the FDA and similar regulatory authorities outside of the United States as medical devices and require separate regulatory approval prior to commercialization.

If we, or any third parties that we engage to assist us, are unable to successfully develop companion diagnostics that are needed for our therapeutic product candidates, or experience delays in doing so:

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

Since inception, we have incurred significant operating losses. Our net loss was $40.0 million for the nine months ended September 30, 2014. As of September 30, 2014, we had an accumulated deficit of $96.1 million. To date, we have financed our operations primarily through our collaborations, our initial public offering, our follow-on public offering and private placements of our preferred stock. All of our revenue to date has been collaboration revenue. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and, beginning in 2012, clinical trials. We are still in the early stages of development of our product candidates, and we have not completed development of any drugs. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially over the next several years as we:

•	continue our Phase 1 clinical trial of EPZ-5676 for treatment of patients with MLL-r and patients with MLL-PTD;

•	continue, together with Eisai, the Phase 1/2 clinical trial of EPZ-6438 for treatment of patients with non-Hodgkin lymphoma;

•	continue our Phase 1 clinical trial of EPZ-5676 in pediatric patients with MLL-r;

•	initiate our planned clinical trials of EPZ-6438 in adult and pediatric patients with INI1-deficient tumors;

•	continue the research and development of our other product candidates;

•	seek to discover and develop additional product candidates;

•	seek regulatory approvals for any product candidates that successfully complete clinical trials;

•	ultimately establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any products for which we may obtain regulatory approval;

•	maintain, expand and protect our intellectual property portfolio;

•	hire additional clinical, quality control and scientific personnel; and

•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts.

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

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the Phase 1 clinical trial of EPZ-5676 in MLL-r and MLL-PTD adult patients, the Phase 1 clinical trial of EPZ-5676 in pediatric patients with MLL-r and the Phase 1/2 clinical trial of EPZ-6438, subject to our opt-in right; initiate our planned clinical trials of EPZ-6438 in adult and pediatric patients with INI1-deficient tumors, subject to our opt-in right; and continue research and development and initiate additional clinical trials of, and seek regulatory approval for, these product candidates and other product candidates. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on acceptable terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

Based on our research and development plans and our timing expectations related to the progress of our programs, we believe that our existing cash and cash equivalents as of September 30, 2014 and research funding that we expect to receive under our existing collaborations, will enable us to fund our operating expenses and capital expenditure requirements until at least mid-2016, without giving effect to any potential option exercise fees or milestone payments we may receive under our collaboration agreements. Prior to such time, we expect to complete five ongoing and planned proof-of-concept trials in the following six patient groups: MLL-r adult patients, MLL-PTD adult patients, MLL-r pediatric patients, non-Hodgkin lymphoma patients, pediatric patients with INI1-deficient tumors and adult patients with INI1-deficient tumors. We have based these expectations on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Our future capital requirements will depend on many factors, including:

•	our collaboration agreements remaining in effect and our ability to obtain research funding and achieve milestones under these agreements;

•	the progress and results of our ongoing Phase 1 clinical trials of EPZ-5676 and Phase 1/2 clinical trial of EPZ-6438 and our planned trials of EPZ-6438;

•	the number and development requirements of additional indications for EPZ-5676 and EPZ-6438 and other product candidates that we may pursue, including the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for such product candidates;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution for any of our product candidates for which we receive marketing approval;

•	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;

•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and

•	the extent to which we acquire or in-license other products and technologies.

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

We commenced active operations in early 2008, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our technology, identifying potential product candidates, undertaking preclinical studies and, beginning in 2012, conducting clinical trials. All but two of our product candidates are still in preclinical development. We are conducting Phase 1 clinical trials of EPZ-5676 and a Phase 1/2 clinical trial of EPZ-6438 but have not completed enrollment in any of these trials. We have not yet demonstrated our ability to successfully complete any clinical trials, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

We do not plan to develop companion diagnostics internally and, as a result, we are dependent on the efforts of our third party collaborators to successfully commercialize companion diagnostics when existing, available technology may not be sufficient to identify patients for treatment with our therapeutic product candidates. Our collaborators:

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

We currently rely on third party clinical research organizations to conduct our ongoing Phase 1 clinical trials of EPZ-5676 and our ongoing Phase 1/2 clinical trial of EPZ-6438 and do not plan to independently conduct clinical trials of our other product candidates. We expect to continue to rely on third parties, such as clinical research organizations, clinical data management organizations, medical institutions and clinical investigators, to conduct our clinical trials. These agreements might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, our product development activities might be delayed.

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

Healthcare providers, physicians and third party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with third party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

•	the federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid;

•	the federal False Claims Act imposes criminal and civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•	the federal Physician Payments Sunshine Act requires applicable manufacturers of covered drugs to report payments and other transfers of value to physicians and teaching hospitals, with data collection beginning in August 2013; and

•	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third party payors, including private insurers.

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

We are highly dependent on the research and development, clinical and business development expertise of Robert J. Gould, Ph.D., our President and Chief Executive Officer, Robert A. Copeland, Ph.D., our Executive Vice President and Chief Scientific Officer, and Peter T.C. Ho, M.D., Ph.D., our Chief Development Officer, as well as the other principal members of our management, scientific and clinical team. Although we have entered into employment letter agreements with our executive officers, each of them may terminate their employment with us at any time. We are also actively engaged in a search to identify and hire a new Chief Financial Officer. We do not maintain “key person” insurance for any of our executives or other employees.

Recruiting and retaining qualified scientific, clinical, manufacturing and sales and marketing personnel will also be critical to our success. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees, such as our former Chief Financial Officer, may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies, universities and research institutions for similar personnel. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

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

As of October 31, 2014, our executive officers and directors and their affiliates beneficially own, in the aggregate, shares representing approximately 37.3% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Our stock price has been and may in the future be volatile. From May 31, 2013 to October 31, 2014, the sale price of our common stock as reported on the NASDAQ Global Market ranged from a high of $45.72 per share to a low of $18.10 per share. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

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

Item 6. Exhibits

10.1	Consulting agreement dated as of September 2, 2014 by and between the Registrant and Jason P. Rhodes (1)

10.2	Employment Offer Letter with Peter T.C. Ho, M.D., Ph.D. (2)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by Robert J. Gould, Ph.D., President and Chief Executive Officer of the Company. (2)

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.LAB	XBRL Labels Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-35945) filed with the Securities and Exchange Commission on September 2, 2014.
(2)	Filed with this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 6, 2014

EPIZYME, INC.

By:	/s/ Robert J. Gould
Robert J. Gould, Ph.D.
President and Chief Executive Officer
(Principal Executive and Financial Officer)