Form 10-K
period 2014-12-31
Epizyme, Inc.
filed 2015-03-12
CIK 1571498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the registrant’s common stock, par value $0.0001 per share, held by non-affiliates of the registrant on June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $491,990,520 based on the closing price of the registrant’s common stock on the NASDAQ Global Market on that date.

The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of March 6, 2015 was 34,472,071.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement that the registrant intends to file with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

Epizyme, Inc.

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2014

Forward-looking Information

This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. These statements may be identified by such forward-looking terminology as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and similar statements or variations of such terms. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

•	our plans to develop and commercialize novel epigenetic therapies for cancer patients;

•	our ongoing and planned clinical trials, including the timing of initiation of the trials and anticipated results of the trials;

•	our ability to receive research funding and achieve anticipated milestones under our collaborations;

•	the timing of and our ability to obtain and maintain regulatory approvals for our product candidates;

•	the rate and degree of market acceptance and clinical utility of our products;

•	our commercialization, marketing and manufacturing capabilities and strategy;

•	our intellectual property position;

•	our ability to identify additional products or product candidates with significant commercial potential that are consistent with our commercial objectives; and

•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing.

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

Overview

We are a clinical stage biopharmaceutical company that discovers, develops and plans to commercialize novel epigenetic therapies for cancer patients. We have built a proprietary product platform that we use to create small molecule inhibitors of a 96-member class of enzymes known as histone methyltransferases, or HMTs. HMTs are part of the system of gene regulation, referred to as epigenetics, that controls gene expression. Genetic alterations can result in changes to the activity of HMTs, making them oncogenic. These altered HMTs are referred to as oncogenes. The HMT target class has many potential oncogenes and, we believe, presents the opportunity to create, develop and commercialize multiple epigenetic therapeutics.

Our lead product candidate, EPZ-6438, is an inhibitor that targets the EZH2 HMT. We are currently conducting a Phase 1/2 clinical trial of EPZ-6438 in patients with relapsed or refractory B-cell lymphoma or advanced solid tumors. In 2014, we and our collaboration partner Eisai Co. Ltd., or Eisai, completed enrollment in the dose escalation portion of this Phase 1/2 clinical trial and disclosed the first clinical responses to treatment with EPZ-6438 from this ongoing Phase 1/2 clinical trial. These clinical responses were observed in heavily pretreated and relapsed or refractory patients with non-Hodgkin lymphoma, including of both germinal center and non-germinal center cells-of-origin, and in a patient with an INI1-deficient tumor. In March 2015, we reacquired global rights to develop, manufacture and commercialize EPZ-6438 outside of Japan from Eisai. As we begin the process of transitioning the ongoing development and manufacturing activities of EPZ-6438 to us, we are continuing to dose patients under both the dose escalation and dose expansion portions of the Phase 1/2 study and plan to commence a five-arm Phase 2 portion of the Phase 1/2 trial in the second quarter of 2015. We expect to enroll approximately 150 patients in this trial in both relapsed or refractory diffuse large B-cell lymphoma and follicular lymphoma patients, prospectively stratified by cell of origin and EZH2 mutational status. We also plan to commence a Phase 2 trial in adult patients with INI1-deficient tumors and a Phase 1 trial in pediatric patients with INI1-deficient tumors in the second half of 2015.

Our therapeutic strategy is to treat the underlying causes of specific cancers by blocking the misregulated activity of oncogenic HMTs. HMTs regulate gene expression by adding marks, called methyl groups, to specific locations on the proteins of human chromosomes, or histones, a process known as methylation. Oncogenic HMTs inappropriately mark these locations. As a result, the gene expression necessary for healthy, normally functioning cells is altered, thereby causing disease. Oncogenic HMTs drive multiple types of cancer, including hematological cancers and solid tumors.

In 2011, our scientists defined the 96-member HMT target class, which is referred to as the HMTome. Previously, specific HMTs were known, but a comprehensive identification of the entire target class did not exist. We subsequently analyzed cancer genome databases to enable us to prioritize these HMTs for our drug discovery activities based on the potential oncogenic role of these HMTs, the clinical need of patients with the relevant cancers and the possible clinical development and regulatory pathway for related inhibitors. The clinical development plan for each of our therapeutic product candidates is directed towards targeted cancer patient populations. Because we are tailoring our epigenetic therapeutics for discrete, identifiable patient populations with specific cancers, we believe that many of our products may qualify for orphan drug designation in the United States, the European Union and other regions.

We currently have two HMT inhibitors in clinical development for the treatment of patients with certain cancers and believe we are the first company to conduct clinical trials of HMT inhibitors and demonstrate objective responses in patients in such a trial. In 2012 we initiated a Phase 1 clinical trial of EPZ-5676, an inhibitor targeting the DOT1L HMT and our second most advanced product candidate, in adult patients with MLL-r, an acute leukemia with genetic alterations of the MLL gene. In 2013, we completed enrollment in the dose escalation portion of this Phase 1 clinical trial and, in 2014, we completed enrollment in a 90 mg/m2/day expansion cohort and disclosed the first clinical responses to treatment with EPZ-5676 in heavily pretreated and relapsed or refractory patients with MLL-r. We are currently enrolling up to an additional 20 patients in an expansion cohort to investigate the activity of EPZ-5676 at a dose of 54 mg/m2/day. We are also conducting a Phase 1 clinical trial of EPZ-5676 in pediatric patients with MLL-r, which we initiated in 2014.

In 2015, we plan to execute on the following clinical plans:

•	Continue dosing patients who remain on study in the dose escalation portion of our ongoing Phase 1/2 clinical trial of EPZ-6438 in adult patients with advanced solid tumors or with relapsed or refractory B-cell lymphoma;

•	Complete enrollment in two ongoing six-patient expansion cohorts in our ongoing Phase 1/2 clinical trial of EPZ-6438 for the treatment of non-Hodgkin lymphoma and solid tumor patients, one at 800 mg and one at 1600 mg;

•	Initiate the Phase 2 portion of our Phase 1/2 clinical trial of EPZ-6438 in adult non-Hodgkin B-cell lymphoma patients in which patients will be prospectively stratified based on cell of origin and EZH2 mutational status into one of five arms;

•	Initiate a Phase 2 clinical trial of EPZ-6438 in adult patients with INI1-deficient tumors such as synovial sarcoma;

•	Initiate a Phase 1 clinical trial of EPZ-6438 in pediatric patients with INI1-deficient tumors such as malignant rhabdoid tumors;

•	Complete enrollment in an ongoing 20 patient expansion cohort in our ongoing Phase 1 clinical trial of EPZ-5676 in adult MLL-r patients at 54 mg/m2/day; and

•	Complete enrollment in the ongoing Phase 1 clinical trial of EPZ-5676 in pediatric MLL-r patients.

In addition to our clinical programs, we also have a pipeline of HMT inhibitors in preclinical development that target our other prioritized HMTs in the HMTome. These programs are directed to specific cancers, including both hematological and solid tumors. Three of these HMT programs, including our compounds directed to the PRMT5 HMT, are currently partnered with Glaxo Group Limited (an affiliate of GlaxoSmithKline), or GSK.

If we see evidence of a therapeutic effect in any of our programs, we intend to meet with regulatory authorities to discuss the possibility of an expedited clinical development and regulatory pathway for the applicable program. If eligible, we intend to apply for expedited review and approval programs from the United States Food and Drug Administration, or FDA, including breakthrough therapy and fast track designations.

In March 2015, we entered into an amended and restated collaboration and license agreement with Eisai, under which we reacquired worldwide rights, excluding Japan, to our EZH2 program, including EPZ-6438. Under the original collaboration and license agreement, we had granted Eisai an exclusive worldwide license to our EZH2 program, including EPZ-6438, while retaining an opt-in right to co-develop, co-commercialize and share profits with Eisai as to licensed products in the United States. Under the amended and restated collaboration and license agreement, we will be responsible for global development, manufacturing and commercialization outside of Japan of EPZ-6438 and any other EZH2 product candidates, with Eisai retaining development and commercialization rights in Japan, as well as a right to elect to manufacture EPZ-6438 and any other EZH2 product candidates in Japan. In connection with the amended and restated agreement, we agreed to pay Eisai an upfront payment of $40.0 million, specified milestone payments based on our development and commercialization of EZH2 products outside of Japan and royalties on net sales of EZH2 products outside of Japan.

In addition to our collaborations with Eisai and GSK, we are also a party to a collaboration agreement with Celgene. These collaborations have provided us with $188.7 million in non-equity funding through December 31,

2014. Our collaborations with Celgene and GSK also provide us with the potential for significant research, development, regulatory and sales-based milestone payments, as well as royalties on any net product sales. Our key therapeutic collaborations are as follows:

•	A collaboration with Celgene under which we have granted Celgene a license outside of the United States to our DOT1L program, which includes EPZ-5676, and the option during a defined period that expires in July 2015 to license other HMT programs outside of the United States. We retain all United States development and commercialization rights for our DOT1L program and any other programs that we license to Celgene under this collaboration.

•	A collaboration with GSK under which we have granted GSK a worldwide license to three specified HMT targets, including the PRMT5 HMT. Potential inhibitors of these targets are currently in preclinical development with GSK.

•	An amended and restated collaboration with Eisai, under which we have granted Eisai a license to our EZH2 program in Japan, including EPZ-6438. We have retained worldwide development, manufacturing and commercialization rights, excluding Japan.

We have also entered into an agreement with Roche Molecular Systems, Inc., or Roche, for the development of a companion diagnostic for use with EPZ-6438 for non-Hodgkin lymphoma patients with EZH2 point mutations.

Strategy

Our goal is to be a leader in the discovery, development and commercialization of novel epigenetic therapies for cancer patients. We systematically identify the genetic alterations that create oncogenes, select patients in whom the identified genetic alteration is found and then design small molecule therapies to inhibit the oncogenic activity. Our approach is part of a broader trend towards personalized therapeutics based on first identifying the underlying cause of a disease afflicting specific patient populations, applying rational drug design tools to create a therapeutic to inhibit a molecular target in the identified disease pathway and using diagnostic methods to select the right patients for treatment. Because we are tailoring our therapeutics for targeted cancer patient populations, we believe that many of our products may qualify for orphan drug designation in the United States, the European Union and other regions and have been granted orphan drug designation in the United States and the European Union for EPZ-5676.

Key elements of our strategy to achieve our goal are to:

•

Rapidly Advance the Clinical Development of Our Two Lead Product Candidates. We are conducting a Phase 1/2 clinical trial of EPZ-6438 for the treatment of non-Hodgkin lymphoma and advanced solid tumors including INI1-deficient tumors, such as synovial sarcoma and malignant rhabdoid tumors, or MRT, and plan to initiate the Phase 2 portion of the Phase 1/2 trial in patients with non-Hodgkin lymphoma in the second quarter of 2015, as well as a Phase 1 trial in pediatric patients with INI1-deficient tumors in the second half of 2015 and a Phase 2 trial in adult patients with INI1-deficient tumors in the second half of 2015. We are also conducting two Phase 1 clinical trials of EPZ-5676 for the treatment of MLL-r in both adult and pediatric patients. If we see compelling early evidence of a therapeutic effect in any of these trials, we plan to meet with regulatory authorities to discuss the possibility of an expedited clinical development and regulatory pathway for the applicable program. This approach is similar to the clinical development pathway that was used by the sponsor of the cancer therapeutic Zelboraf® which was included by the FDA in its 2011 report on Innovative Drug Approvals and which received marketing approval from the FDA within five years of initiating Phase 1 clinical trials. If safe and sufficiently active in the target patient populations, we believe that our two lead product candidates may be able to rely on an expedited regulatory approval process because these product candidates have the potential to satisfy the requirements that applied to other targeted cancer therapeutics as well as the FDA’s new breakthrough therapy designation, such as treating a life-threatening disease and providing a major advance in treatment. We cannot predict whether or when any of our product candidates will prove effective or safe in humans, if they will receive regulatory approval or if we will be able to participate in FDA expedited review and approval programs, including breakthrough and fast track designation.

•	Pursue Expansion Indications for our Two Lead Product Candidates. We apply our proprietary product platform to identify additional cancers that may be treated with each of our product candidates beyond the initial indication of interest. For instance, INI1-deficient tumors are a potential expansion indication for EPZ-6438 that we identified internally. We are also continuing to look at other genetic alterations affecting EZH2, and its role in oncogenesis in a range of other hematological malignancies and solid tumors.

•	Establish Commercialization and Marketing Capabilities in the United States. We have retained commercialization rights in the United States for all of our programs other than the three programs in our GSK collaboration. We plan to seek to retain similar rights in connection with any future oncology collaborations. We intend to build a focused specialty sales force and marketing capabilities to commercialize any of our oncology drugs that receive regulatory approval in the United States.

•	Use Our Product Platform to Build a Pipeline of Proprietary HMT Inhibitors. There are 96 HMT enzymes in the HMTome. We regularly prioritize these HMTs based on their potential as attractive targets for personalized therapeutics. We are using our intellectual property, expertise and knowledge to create small molecule inhibitors of the HMT targets that we have prioritized. To date, we have invented novel, potent small molecule inhibitors for 17 HMTs. We intend to advance certain of these inhibitors into clinical trials.

•	Leverage Collaborations. We have established therapeutic collaborations with Celgene, GSK and Eisai for our most advanced HMT programs. These collaborations provide us with access to the considerable scientific, development, regulatory and commercial capabilities of our collaborators. Our collaborations with Celgene and GSK potentially provide us with significant funding for both our specific development programs and our product platform. We believe that collaborations like these can contribute to our ability to rapidly advance our product candidates, build our product platform and concurrently progress a wide range of discovery and development programs, and may seek to enter into additional therapeutic collaborations in the future.

•	Develop Companion Diagnostics for Use with Our Therapeutic Product Candidates. For many of our therapeutic product candidates, we may seek to develop a companion diagnostic for the identification of patients with the cancers that we seek to treat with our therapeutic product candidates. We believe that this approach may enable us to accelerate the clinical development and regulatory timelines for our therapeutic product candidates and, for any of our therapeutic product candidates that receive marketing approval, improve patient care by identifying patients who will benefit from the therapy. We intend to develop diagnostics based on currently available diagnostic technologies to the extent possible in order to minimize development and regulatory risk of our diagnostic programs. We are working with Roche to develop a companion diagnostic, based on currently available technology, for use with EPZ-6438 for non-Hodgkin lymphoma patients with EZH2 point mutations and are relying on existing laboratory tests for use with EPZ-5676 to identify MLL-r patients.

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

Cancer is the second leading cause of death in the United States, exceeded only by heart disease. The American Cancer Society estimated that in 2015 there will be approximately 1.7 million new cases of cancer and approximately 590,000 deaths from cancer in the United States.

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

Cytotoxic Chemotherapies. The earliest approach to pharmacological cancer treatment was to develop drugs, referred to as cytotoxic drugs, that kill rapidly proliferating cancer cells through non-specific mechanisms, such as disrupting cell metabolism or causing damage to cellular components required for survival and rapid growth. These drugs include Cytosar-U® and Cytoxan®. While these drugs have been effective in the treatment of some cancers, many unmet medical needs for the treatment of cancer remain. Also, cytotoxic drug therapies act in an indiscriminate manner, killing healthy as well as cancerous cells. Due to their mechanism of action, many cytotoxic drugs have a narrow dose range above which the toxicity causes unacceptable or even fatal levels of damage and below which the drugs are not effective in eradicating cancer cells.

Targeted Therapies. Another approach to pharmacological cancer treatment was to develop drugs, referred to as targeted therapeutics, that target specific biological molecules in the human body that play a role in rapid cell growth and the spread of cancer. Targeted therapeutics include vascular disruptors, also referred to as angiogenesis inhibitors, that prevent the formation of new blood vessels and restrict a tumor’s blood supply. Marketed vascular disruptors include Avastin® and Zaltrap®. Other targeted therapies, such as Herceptin® and Tarceva®, affect cellular signaling pathways that are critical for the growth of cancer. These drugs focus on processes that help the cancer cell survive, but not the oncogenes that are the drivers or cause of the cancer itself.

Anti-Oncogenic Therapies. A more recent approach to pharmacological cancer treatment is to develop drugs that affect the drivers that cause uncontrolled growth of cancer cells because of a specific genetic alteration. In some cases, these agents were identified as therapeutics without knowledge of the underlying genetic change causing the disease. To date, the shortcoming of this approach has been that it is not systematic, but instead often follows a conventional trial and error approach to drug discovery. In this approach, clinical development involves the treatment of large populations from which a defined subpopulation that responds to treatment is identified. As a result, this approach can be time-consuming and costly, with success often uncertain.

The Epizyme Approach

We are discovering and developing HMT inhibitors as novel epigenetic therapeutics for cancer patients. We are applying our approach to the HMTome, with a focus on HMTs that we believe have the potential to be oncogenic, due to a variety of genetic alterations.

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

While HMTs are a particularly attractive target class of enzymes for drug therapy, in our experience it requires significant effort and scientific knowledge to successfully pursue drug development programs directed at these targets. Key steps in these programs include:

•	screening cancer genome sequences specifically to identify alterations directly in HMTs or in related pathways;

•	defining an oncogenic hypothesis for the affected HMT;

•	developing assays to test the oncogenic hypothesis; and

•	creating and optimizing drug-like molecules to inhibit the selected HMT.

The Epizyme Product Platform

When Epizyme was founded, we recognized that the HMT target class might contain many potential oncogenes and, therefore, presented the opportunity to create, develop and commercialize multiple epigenetic therapeutics. To realize this potential opportunity, we created and continue to expand and enhance our proprietary product platform. Our product platform includes intellectual property, know-how, expertise, proprietary biological information, biochemical assays, a library of novel HMT inhibitors and crystal structures of HMT enzymes bound with our small molecules. We have used, and continue to apply, our product platform to:

•	define the HMTome;

•	determine the roles of HMTs as oncogenes;

•	identify potent and selective small molecule inhibitors of prioritized HMTs;

•	optimize those small molecules as potential drug candidates; and

•	develop companion diagnostics with our collaborators, where needed, for use with our therapeutic product candidates.

We invented EPZ-6438 and EPZ-5676, our two lead product candidates, and our pipeline of preclinical drug candidates using our proprietary product platform.

Define the HMTome. We defined the HMTome and published our findings in Chemical Biology & Drug Design in August 2011. The HMTome represents an unusually large target class, and therefore presents a broad opportunity to identify therapeutic applications.

Determine HMT Oncogenicity. After comprehensively defining the HMTome, we applied a rigorous analysis to prioritize HMTs for our drug discovery programs. Specifically:

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

Identify Potent and Selective Small Molecule Inhibitors. We then screened for potent and selective inhibitors that have the potential to be novel, safe and effective pharmaceuticals. Specifically:

•	We have designed and built proprietary biochemical assays that we use to screen for potent and selective inhibitors of the prioritized HMTs. We refer to these assays together as our HMTome cross screen. Our HMTome cross screen includes our high priority HMTs. We have also included a number of other HMTs to determine whether the compounds that we screen inhibit the HMT of interest selectively.

•	We have created more than 650 proprietary crystal structures of enzymes bound with HMT inhibitors. We use these structures to guide our efforts to select HMT inhibitors that we believe have the potential to be developed into safe and effective pharmaceuticals and to optimize these inhibitors through medicinal chemistry efforts.

Optimize Small Molecule Compounds. We have created a proprietary library of more than 29,000 compounds in 27 distinct chemical series. Within these 27 distinct series, there are examples of multiple modes of inhibition of HMTs, thereby increasing the likelihood of their binding to a target HMT in a manner that may have a pharmaceutical effect. We have further optimized many of these small molecule compounds to have drug-like properties, including the ability to be absorbed and maintained at blood levels necessary to treat cancers. Many of these compounds are highly selective for specific HMTs.

Develop Companion Diagnostics. One element of our approach to cancer treatment is to develop a companion diagnostic for use with each therapeutic product candidate we develop, unless we believe existing, available technology may be sufficient to identify the patients we seek to treat. We are working with a collaborator to develop one such companion diagnostic, applying our knowledge about the target HMT and using currently available diagnostic technologies to the extent possible in order to minimize development and regulatory risk of our diagnostic programs. We believe that this approach will help us to access the best technology for each program and control diagnostic development costs. We intend to use the companion diagnostic to identify and stratify patients for our clinical trials who have the target cancers that we are seeking to treat with our therapeutic product candidate. We believe that including these patients may increase the likelihood that we will see early evidence of a therapeutic effect in our trials.

We believe that our product platform provides us with an important competitive advantage in identifying oncogenic HMTs and creating novel epigenetic therapeutics to treat the cancers caused by these HMTs.

Product Pipeline

The following table summarizes key information about our two most advanced product candidates:

Product Candidate	Clinical Populations		Stage of Development	Commercial Rights	Diagnostic Collaborator

EPZ-6438 (EZH2 inhibitor)

Non-Hodgkin lymphomas, including germinal center diffuse large B-cell lymphoma and follicular lymphoma as well as non-germinal center DLBCL, including primary mediastinal B-cell lymphoma

(EZH2)

Other solid tumors such as synovial sarcoma and MRT

(INI1-deficient)

			Phase 1/2 clinical trial ongoing	Epizyme: Worldwide rights, ex-Japan Eisai: Japan	Roche (Non-Hodgkin lymphoma with EZH2 point mutations)
• Phase 1 dose escalation complete; Phase 1 dose expansion enrolling at the highest two tested dose levels
• Phase 2 trial for expanded population of non-Hodgkin lymphoma patients expected to initiate in the second quarter of 2015

			Phase 1 trial for pediatric patients with INI1-deficient tumors, including MRT, expected to initiate in the second half of 2015		None-existing standard of care immunohistochemical testing used at time of diagnosis to be utilized for studies in INI1-deficient tumors
Phase 2 trial for adult patients with INI1-deficient tumors, including synovial sarcoma, expected to initiate in the second half of 2015

Clinical pharmacology studies evaluating food effects and drug/drug interactions expected to initiate in 2015

EPZ-5676 (DOT1L inhibitor)	Acute leukemias with alterations in the MLL gene		Phase 1 MLL-r adult patient trial ongoing	Epizyme: United States Celgene: Rest of world	None-existing standard of care molecular testing used at time of diagnosis to be utilized for studies in MLL-r leukemia
	•	MLL-r subtype of acute myeloid leukemia, or AML, and acute lymphoblastic leukemia, or ALL, in adult patients (Chromosomal translocation involving the MLL gene)	• Dose escalation fully enrolled in MLL-r adult patient trial
	•	MLL-r in pediatric patients (Chromosomal translocation involving the MLL gene)	• MLL-r only adult expansion enrolling

Phase 1 MLL-r pediatric patient trial enrolling

In addition to the therapeutic programs listed above, we are working with GSK on three specified HMT inhibitors, including inhibitors directed to the PRMT5 HMT, that are in preclinical development and for which GSK holds commercial rights. We also have active drug discovery programs for other HMTs that we consider to be priority targets.

EPZ-6438—EZH2 Inhibitor

Overview. We are developing EPZ-6438 as an orally available small molecule inhibitor of EZH2 for the treatment of non-Hodgkin lymphoma patients and for the treatment of patients with INI1-deficient solid tumors, such as synovial sarcoma, a soft tissue sarcoma, and malignant rhabdoid tumor, a primarily pediatric cancer with high unmet medical need. In June 2013, Eisai and we initiated a Phase 1/2 clinical trial of EPZ-6438. This trial is currently enrolling adult patients with advanced solid tumors or with relapsed or refractory B-cell lymphoma in an expansion cohort of the Phase 1 dose escalation portion of the trial at clinical sites in France. In November 2014, we and Eisai released data from the Phase 1 dose escalation portion of the trial. In this portion of the trial, EPZ-6438 exhibited favorable safety and tolerability as well as monotherapy activity in non-Hodgkin lymphoma, including germinal center and non-germinal center B-cell lymphomas with wild-type EZH2, and INI1-deficient tumors. On the basis of these trial results, a recommended Phase 2 dose has been selected. We expect to initiate the Phase 2 portion of the trial in non-Hodgkin lymphoma patients in which patients will be prospectively stratified based on cell of origin and EZH2 mutational status in the second quarter of 2015 as well as a Phase 2 trial for the treatment of adults with INI1-deficient tumors, including synovial sarcoma, in the second half of 2015. These two Phase 2 trials are intended to provide an initial assessment of efficacy, or proof-of-concept, in two cancer types that we currently seek to treat with EPZ-6438. Additionally, in the second half of 2015, we plan to initiate a Phase 1 dose escalation study of EPZ-6438 in pediatric patients with INI1-deficient tumors, including MRT.

In March 2015, we entered into an amended and restated collaboration and license agreement with Eisai, under which we reacquired worldwide rights, excluding Japan, to our EZH2 program, including EPZ-6438. Under the original collaboration and license agreement, we had granted Eisai an exclusive worldwide license to our EZH2 program, including EPZ-6438, while retaining an opt-in right to co-develop, co-commercialize and share profits with Eisai as to licensed products in the United States. Under the amended and restated collaboration and license agreement, we will be responsible for global development, manufacturing and commercialization, outside of Japan, of EPZ-6438 and any other EZH2 product candidates, with Eisai retaining development and commercialization rights in Japan, as well as a right to elect to manufacture EPZ-6438 and any other EZH2 product candidates in Japan. In connection with the amended and restated agreement, we agreed to pay Eisai an upfront payment of $40.0 million, specified milestone payments based on our development and commercialization of EZH2 products outside of Japan and royalties on net sales of EZH2 products outside of Japan.

Background on EZH2 Cancers. EZH2 is an HMT that can become an oncogenic driver for non-Hodgkin lymphoma and a variety of other solid tumors, such as synovial sarcoma and MRT. As a result, EZH2 has become an important target of oncological drug research.

Non-Hodgkin Lymphoma. In an article in The New England Journal of Medicine in December 1995, the authors estimated that patients with relapsed or refractory non-Hodgkin lymphoma who are not eligible for a stem cell transplant have a five-year overall survival rate ranging from approximately 10 to 15%. Two types of non-Hodgkin lymphoma, diffuse large B-cell lymphoma of germinal-center origin, or DLBCL, and follicular lymphoma, or FL, are associated with oncogenic EZH2 mutations. In our preclinical studies, we observed that non-Hodgkin lymphoma cells bearing EZH2 mutations were particularly responsive to treatment with an EZH2 inhibitor, such as EPZ-6438. However, EZH2 mutations are not the only genetic alterations associated with non-Hodgkin lymphomas that may confer responsiveness to EZH2 inhibition. EZH2 plays a critical role at various stages in normal B-cell maturation, and a particularly critical role during the stage of B-cell development known as the germinal center reaction. The importance of EZH2 in post-germinal center B-cell maturation and lymphomas is less well understood at present but is an active area of scientific research. A number of genetic alterations are known among patients with germinal center derived non-Hodgkin lymphoma, such as DLBCL and FL, that impact EZH2 activity and methylation in ways that may confer sensitivity to EZH2 inhibition. While DLBCL and FL remain the primary target patient populations for EPZ-6438, patients with other forms of non-Hodgkin lymphoma may also benefit from this drug. Other genetic alterations that impact EZH2 activity and H3K27 methylation have been shown to exist in other forms of non-Hodgkin lymphoma and could potentially confer sensitivity to an EZH2 inhibitor. These alterations include amplification of EZH2 and other PRC2 subunit genes, loss-of-function mutations in histone acetyltransferases, MLL genes, SWI/SNF complex and others.

In a report that we commissioned, Clarion Healthcare estimated that the annual incidence rate in the major pharmaceutical markets of DLBCL is approximately 119,000 patients and the annual incidence rate of FL in the major markets is approximately 36,000 patients. The estimated 119,000 DLBCL patients include 89,000 patients with activated B-cell and non-germinal-center derived non-Hodgkin lymphoma and 30,000 patients with germinal-center DLBCL. Clarion further estimated that approximately 6,000 of the germinal-center DLBCL patients carry an EZH2 oncogenic point mutation and that approximately 6,000 of the FL patients carry an EZH2 oncogenic point mutation. Many patients with DLBCL and FL survive beyond the year in which they are diagnosed. Accordingly, we believe that the prevalence of DLBCL and FL in the major pharmaceutical markets is significantly higher than the annual incidence of 155,000 patients.

The most common treatments for both DLBCL and FL are multi-agent chemotherapy, usually combined with Rituxan®. Some patients with DLBCL are treated with an allogeneic stem cell transplant. A number of other widely used anti-cancer agents have broad labels that include non-Hodgkin lymphoma. While these therapies have enjoyed meaningful success in treating non-Hodgkin lymphoma, there remains an unmet medical need in patients with relapsed or refractory disease. There are no therapies approved specifically for the treatment of cancers associated with an EZH2 point mutation.

INI1-Deficient Tumors. INI1 is a protein subunit of the multi-protein complex known as SWI/SNF. SWI/SNF catalyzes chromatin remodeling in a manner that is antagonistic to the action of H3K27 methylation, which is catalyzed by EZH2. Due to a variety of genetic alterations, INI1 can lose its regulatory function. As a result, wild-type EZH2 activity is misregulated, causing EZH2 to play an oncogenic role in a set of genetically defined cancers that include synovial sarcomas and malignant rhabdoid tumors. In a report that we commissioned, Clarion Healthcare estimated that the total annual incidence of synovial sarcoma patients in the major pharmaceutical markets is approximately 1,700 patients and that other INI1-deficient tumors have an estimated annual incidence in the major pharmaceutical markets of 700 patients.

•	Synovial Sarcoma. Synovial sarcoma is one of the most common soft tissue tumors in adolescents and young patients, with approximately one in three cases occurring in the first two decades of life. Mean age of patients at diagnosis is approximately 30 years. Current treatment consists of wide surgical resection, radiotherapy, and chemotherapy. In an article in the journal Annals of Oncology in January 2011, the authors estimated that long-term prognosis is poor due to late local recurrence, seen in 47% of patients, and distant metastases, observed in 50-70% of cases.

•	Malignant Rhabdoid Tumors. Malignant rhabdoid tumors are a rare and deadly form of cancer, primarily in children, that is caused by a specific genetic alteration that is associated with the absence of the tumor suppression gene INI1. MRT typically presents either in the kidney or brain and in children less than two years of age. Current treatment consists of intensive chemotherapy and radiation therapy. In an article in the journal Pediatric Blood & Cancer in December 2011, the authors estimated that patients with MRT have event-free survival rates of less than 20% in both kidney and brain presentations. Moreover, there is considerable treatment-related morbidity in the few patients who achieve a durable remission, particularly in those who receive cranial irradiation as part of therapy.

Phase 1/2 Clinical Trial. We are conducting our ongoing Phase 1/2 clinical trial of EPZ-6438 in two parts. The Phase 1 portion of this first-in-human clinical trial is an open label dose escalation trial. The Phase 2 portion will be conducted in two stages. All patients in the Phase 2 trial will be dosed at the recommended Phase 2 dose as determined in the Phase 1 clinical trial. If the pre-specified number of responses are observed in the first stage of the Phase 2 part of this clinical trial, enrollment will continue into the second stage. Both the Phase 1 and Phase 2 clinical trials provide for the assessment of the safety and tolerability and pharmacokinetics of EPZ-6438 and include various exploratory pharmacodynamics and translational research objectives.

The primary objective of the Phase 1 clinical trial is to evaluate the safety and tolerability of EPZ-6438 and to determine the recommended dose for Phase 2 trials.

Secondary objectives of the Phase 1 clinical trial are to:

•	explore the pharmacokinetic activity, including evaluating the fraction of orally administered drug that reaches systemic circulation, of EPZ-6438;

•	explore the pharmacodynamic activity of EPZ-6438; and

•	evaluate early evidence of anti-tumor activity in patients.

In the Phase 1 trial, EPZ-6438 is being administered orally as a monotherapy, twice daily in 28-day cycles in patients with advanced solid tumors or with relapsed or refractory B-cell lymphoma. A total of 24 patients were enrolled in one of five dose cohorts at dose levels of 100, 200, 400, 800, or 1600 mg. This dose escalation portion of the trial allowed for, but did not require, the enrollment of patients with non-Hodgkin lymphoma and INI1-deficient tumors. Of the 24 enrolled patients, 12 patients had a diagnosis of non-Hodgkin lymphoma and 12 patients had advanced solid tumors, two of which were INI1-deficient. This patient population was heavily pre-treated, with 14 patients having received between two and four prior therapies and nine having received more than four prior therapies. As of an October 2014 data cut-off, 10 of the non-Hodgkin lymphoma patients and two of the INI1-deficient patients were evaluable for efficacy. Four of the 10 non-Hodgkin lymphoma patients evaluable for efficacy achieved a partial response or better, including one complete response, which remained ongoing at 14 months as of January 23, 2015, and one of the two evaluable INI1-deficient patients achieved a complete response, which remained ongoing at nearly nine months as of January 23, 2015. Four of the 10 non-Hodgkin lymphoma patients and one INI1-deficient patient from the dose escalation remain on study with treatment durations ranging from seven to 14 months as of January 23, 2015. Confirmatory sequencing in a central laboratory showed that all 10 non-Hodgkin lymphoma patients evaluable for efficacy had wild-type EZH2.

In the trial results to date, EPZ-6438 has exhibited a favorable safety and tolerability profile. Specifically, one dose-limiting toxicity at 1600 mg has been reported. This safety and tolerability profile suggest that combination with a range of other non-Hodgkin lymphoma therapies may be possible. We are currently evaluating a range of potential combinations preclinically.

Based on the Phase 1 dose escalation results, a recommended Phase 2 dose of 800 mg was selected. We are currently enrolling two ongoing six-patient expansion cohorts, one at 800 mg, which is fully enrolled, and one at 1600 mg, in which we have enrolled five of six patients to-date. We plan to provide an update on data from the dose escalation portion of the study at a medical conference in mid-2015 and data from these expansion cohorts by early 2016.

Subject to our ongoing discussions with regulatory authorities, we expect to initiate the Phase 2 portion of this trial in non-Hodgkin B-cell lymphoma patients in the European Union in the second quarter of 2015. Our plan for this Phase 2 portion of the clinical trial provides for prospective stratification of patients based on cell of origin and EZH2 mutational status and will enroll five distinct patient populations in five clinical trial arms, allowing us to discretely assess EPZ-6438 in the following patient groups: germinal center DLBCL with wild-type EZH2, non-germinal center B-cell DLBCL, germinal center DLBCL with mutated EZH2, FL with wild-type EZH2 and FL with mutated EZH2. We expect to enroll approximately 30 patients in each trial arm, for a total of approximately 150 patients, assuming each arm of the study achieves its primary response rate goal in its first stage. We expect to disclose data from the germinal center DLBCL with wild-type EZH2 and non-germinal center B-cell DLBCL trial arms in mid-2016 and from the FL with wild-type EZH2 trial arm in the first half of 2017. We will not be able to reasonably estimate the timing of the mutated EZH2 arms until we have completed an initial evaluation of enrollment rates; however, we expect that enrollment in these trial arms will be slower than the wild-type EZH2 arms based on the estimated incidence of mutated EZH2.

The primary objective of the Phase 2 clinical trial will be to assess the objective response rate of EPZ-6438 in patients who have confirmed relapsed or refractory DLBCL or FL. The secondary objectives of the Phase 2 clinical trial will be to assess duration of response and progression-free survival of EPZ-6438 as a monotherapy.

It is important to note that the objective responses and treatment effects observed in the dose escalation portion of the study were experienced by only some of the lymphoma and INI1-deficient tumor patients enrolled in the trial, were observed in an open-label setting and might not be experienced by other patients treated with EPZ-6438. Additionally, the disease did progress in other lymphoma and INI1-deficient tumor patients enrolled in the dose escalation study. This Phase 1/2 trial is not designed to show results with statistical significance. Statistical significance means that an effect is unlikely to have occurred by chance. Clinical trial results are considered statistically significant when the probability of the results occurring by chance, rather than from the efficacy of the drug candidate, is sufficiently low. Since the trial is not powered to show results with statistical significance, the results from the trial may be attributable to chance and not the clinical efficacy of EPZ-6438. We plan to design any later stage trials that are intended to support marketing approval applications to show statistical significance. We would do so by enrolling a larger number of patients than enrolled in earlier trials.

We plan to launch the Phase 2 portion of our EPZ-6438 trial in non-Hodgkin B-cell lymphoma in the second quarter of 2015 in the European Union.

In the course of our ongoing preclinical safety studies for EPZ-6438, we observed the development of lymphoma in a single study in Sprague Dawley rats. We did not observe this finding in our parallel preclinical safety studies of EPZ-6438, which were conducted in primates. Additionally, we have not observed any similar findings in our ongoing Phase 1/2 clinical study of EPZ-6438. We have informed the relevant European regulatory authorities and the clinical investigators of this finding. We continue to enroll patients in the expansion cohorts of our Phase 1 study in France, with updated data from the dose escalation patients expected in mid-2015 and data on the expansion cohort patients expected in the second half of 2015.

Expansion of trials of EPZ-6438 to the United States will require that we submit an investigational new drug application, or IND, and that we address this matter to the satisfaction of the FDA within the context of patient risk-benefit and in view of the safety and efficacy data from our ongoing Phase 1/2 clinical study. We are in discussions with the FDA, and we are conducting additional preclinical studies to understand this observation more fully, prior to submitting our IND. If we are unable to adequately address this matter, we may be unable to expand our planned clinical trials of EPZ-6438 into the United States, our trials may be limited to certain patient populations or our ability to conduct trials in the United States may be delayed.

In the second half of 2015, we plan to initiate a Phase 1 trial of EPZ-6438 for the treatment of INI1-deficient tumors, such as MRT, in pediatric patients and a Phase 2 trial of EPZ-6438 for the treatment of INI1-deficient tumors, such as synovial sarcoma, in adult patients. These trials will only enroll patients with the targeted disease. The Phase 1 trial is currently designed to evaluate the safety, tolerability and preliminary efficacy of EPZ-6438 and to determine its maximum tolerated dose in children. The Phase 2 trial is currently designed to provide an initial assessment of efficacy, or proof-of-concept, in this adult patient population. We also plan to initiate, in 2015, standard clinical pharmacology studies designed to evaluate the food effects and any potential drug-to-drug interactions of EPZ-6438.

Preclinical Studies—Non-Hodgkin Lymphoma. Based on a comprehensive program of preclinical testing of EPZ-6438, including several in vitro analyses and in vivo xenograft studies, we concluded that EPZ-6438 had exhibited appropriate pharmaceutical potential to advance it into clinical development for the treatment of non-Hodgkin lymphoma. Key findings from this preclinical program included the following:

•	In non-Hodgkin lymphoma cell lines that bear a point mutation in EZH2, EPZ-6438 inhibited the methylation associated with EZH2 activity in a concentration dependent manner. In these in vitro experiments, EPZ-6438 acted in a highly selective manner, inhibiting only the targeted EZH2-associated methylation and no other histone methyl marks.

•	We treated mouse xenograft models in which human EZH2 mutant-bearing non-Hodgkin lymphoma cells were implanted subcutaneously and allowed to establish tumors. Each dose group consisted of nine animals. We administered EPZ-6438 twice daily to these mice at four dose levels for 28 days by oral administration. Dose 1 was 80.5 mg/kg per dose; dose 2 was 161 mg/kg per dose; dose 3 was 322 mg/kg per dose; and dose 4 was the vehicle alone, with no EPZ-6438. In comparison with animals receiving only the vehicle, the 80.5 mg/kg treated group displayed significant tumor growth inhibition. In the 161 and 322 mg/kg treatment groups, tumors in all animals were reduced to undetectable volumes by the end of the 28 day treatment period, at which point the study ended. These data are available in a 2014 Molecular Cancer Therapeutics publication entitled Selective Inhibition of EZH2 by EPZ-6438 Leads to Potent Antitumor Activity in EZH2 Mutant Non-Hodgkin Lymphoma.

•	In a separate test, we studied the durability of drug efficacy. Mice were again treated twice daily either with the vehicle or with EPZ-6438 at the 322 mg/kg dose for 28 days. We measured tumor volume during this 28 day treatment period and for an additional 63 days beyond the treatment period, at which point the study ended. As in the first study, tumors in all animals in the 322 mg/kg treatment group were reduced to undetectable volumes by the end of the 28 day treatment period. No regrowth of tumor was observed in any of the treated animals through the end of the study, which was 91 days.

Preclinical Studies—INI1-Deficient Tumors. INI1 is a critical component of a protein complex known as SWI/SNF, that regulates EZH2 function. A variety of genetic alterations cause this protein complex to lose its regulatory function. In these cases, EZH2 becomes misregulated and a driving oncogene in specific, identifiable cancers. Collectively, these cancers are called INI1-deficient tumors.

Synovial sarcoma is an INI1-deficient tumor of particular interest for treatment with an EZH2 inhibitor. All synovial sarcomas have a specific genetic alteration in the SWI/SNF complex referred to as a chromosomal translocation. This chromosomal translocation results in the loss of SWI/SNF’s regulatory function, conferring sensitivity to EZH2 inhibitors. In a synovial sarcoma cell line that was confirmed to contain the specific chromosomal translocation product, treatment with the EZH2 inhibitor EPZ-6438 led to dose-dependent cell killing, similar to what we have observed in other cancer cell lines in which EZH2 plays an oncogenic role, such as MRT, as is described below. In contrast, a control sarcoma cell line that lacked the specific chromosomal translocation and showed normal levels of INI1 was not sensitive to EPZ-6438 inhibition over the same range of doses. We plan to initiate a Phase 2 study in patients with INI1-deficient tumors, including synovial sarcoma, in the second half of 2015.

Similarly, EZH2 is oncogenic in 98% of MRT patients due to a specific genetic alteration referred to as an INI1 deletion that leads to misregulated EZH2 activity. In in vitro studies of MRT cell lines with an INI1 deletion, EPZ-6438 inhibited the methylation associated with EZH2 activity in a concentration dependent manner. EPZ-6438 acted in a highly selective manner, inhibiting only the targeted EZH2-associated methylation and no other histone methyl marks and inhibited proliferation and killed cells containing the INI1 deletion but did not affect cells that did not contain the INI1 deletion. In the in vivo preclinical animal model studies, we treated mouse xenograft models in which human INI1-deleted MRT cells were implanted subcutaneously and allowed to establish tumors. We administered EPZ-6438 twice daily to 16 mice at each of four dose levels for 21 days by oral administration. Dose 1 was 125 mg/kg per dose, dose 2 was 250 mg/kg per dose, dose 3 was 500 mg/kg per dose, and dose 4 was the vehicle alone, with no EPZ-6438. Half of the mice in each group, or eight mice per group, were euthanized after 21 days of treatment so that tissue samples could be collected and analyzed for methyl mark changes. The other eight mice in each group continued to receive treatment for an additional seven days, for a total of 28 days of treatment. In the 125 mg/kg treatment group, methyl mark levels were reduced by over 80% compared to the vehicle control group at day 21 with significant tumor growth inhibition in comparison to the animals receiving only the vehicle. In the 250 and 500 mg/kg treatment groups, methyl mark levels were reduced by 90% or more compared to the vehicle control group at day 21, and tumors in all animals were reduced to volumes below the limits of detection by the end of the 28-day treatment period. Mice in this study were kept alive until their tumors reached a volume of 2,000 cubic millimeters or until the end of the study, which was 32 days after the end of the dosing period. No regrowth of tumors was observed in any of the mice in the 250 and 500 mg/kg per dose treatment groups up to the end of the study. These data are available in a 2013 Proceedings of the National Academy of Sciences publication entitled Durable Tumor Regression in Genetically Altered Malignant Rhabdoid Tumors by Inhibition of EZH2.

Companion Diagnostic. We are working with Roche to develop an in vitro based diagnostic for use as a companion diagnostic with EPZ-6438 for non-Hodgkin lymphoma patients with EZH2 point mutations and plan to use this diagnostic in the prospective screening of patients for stratification in the Phase 2 portion of our EPZ-6438 clinical trial. The agreement with Roche calls for the development of a diagnostic to test for the presence of an oncogenic point mutation in EZH2. Under the agreement, Roche will have the right to commercialize the companion diagnostic with EPZ-6438. We anticipate that we and Roche will coordinate our marketing and sales activities for EPZ-6438 and the companion diagnostic. We have not yet determined whether companion diagnostics will be necessary for the INI1-deficient tumors as the EZH2 sensitivity may be inherent in the clinical diagnosis for most of the patient population.

EPZ-5676—DOT1L Inhibitor

Overview. We are developing EPZ-5676 as an intravenously administered small molecule inhibitor of DOT1L for the treatment of acute leukemias with alterations in the MLL gene, specifically rearrangements of MLL as a consequence of chromosomal translocation, referred to as MLL-r, which includes partial tandem duplications of the MLL gene, referred to as MLL-PTD. We invented EPZ-5676 using our proprietary product platform and initiated a Phase 1 clinical trial of this product candidate in September 2012. The dose escalation portion of this trial included patients with advanced hematologic malignancies, including, but not restricted to patients with alterations involving the MLL gene. The dose escalation was fully enrolled as of December 31, 2013, and, from December 2013 to November 2014, we enrolled patients in a 90 mg/m2/day expansion cohort in the Phase 1 trial. The expansion cohort only included patients with MLL-r or MLL-PTD. Based on the results seen through the 90 mg/m2/day expansion cohort, in January 2015, we initiated enrollment of adult MLL-r patients in a 54 mg/m2/day expansion cohort to gain further clinical experience at this dose level. We chose this dose level based on complete responses observed in MLL-r patients at this dose level in the dose escalation portion of the Phase 1 trial.

In May 2014, we initiated a Phase 1 trial of EPZ-5676 in pediatric patients with MLL-r. This Phase 1 study is designed to evaluate the safety, pharmacokinetics and pharmacodynamics of escalating doses of EPZ-5676 in patients between the ages of three months and 18 years. This trial is also designed to provide a preliminary assessment of efficacy.

We retain all U.S. rights to EPZ-5676. We have granted Celgene an exclusive license to EPZ-5676 outside of the United States.

In August 2013, we were granted orphan drug designation for EPZ-5676 for the treatment of acute myeloid leukemia, or AML, and acute lymphoblastic leukemia, or ALL, by the FDA, and in January 2014, the European Commission granted orphan drug designation for EPZ-5676 for the treatment of AML and ALL.

Background on DOT1L Cancers. DOT1L is an HMT that can become oncogenic and cause certain subtypes of acute leukemia, such as MLL-r.

MLL-r is an aggressive, genetically defined subtype of two of the most common forms of acute leukemia, ALL and AML. In an article in the journal Blood in December 2002, the authors estimated that the five-year overall survival rate for adult patients with the MLL-r subtype of AML ranges from approximately 5 to 24%. In an article from 2004 in the New England Journal of Medicine, the authors estimated that the five-year event-free survival rate in pediatric patients with the most common MLL-r subtype of ALL is approximately 27%. In a report that we commissioned, Clarion Healthcare, LLC, or Clarion Healthcare, estimated that the total annual incidence of MLL-r in all patients in the major pharmaceutical markets is approximately 4,900 patients. Patients with MLL-r are routinely diagnosed using existing technologies that are commonly used in clinical settings. As a result, there is high awareness of MLL-r among oncologists. The disease predominantly occurs in two different age ranges, an adult population and an infant/pediatric population. While they share a common genetic alteration, the adult disease is frequently a secondary leukemia resulting from prior chemotherapy for a different, unrelated cancer and the childhood disease is of unknown origin. MLL-r is caused by a chromosomal translocation involving the MLL gene. The translocation results in DOT1L being recruited to a specific place in the chromosome where it would not normally be present. As a result, DOT1L causes inappropriate histone methylation at this location, which results in the increased expression of genes involved in causing leukemia.

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

Phase 1 Clinical Trial in Adult Patients. Our Phase 1 clinical trial of EPZ-5676 is a first-in-human open label, multicenter trial that is being conducted in two parts. The first part involves dose escalation in patients with advanced hematologic malignancies, including, but not restricted to, MLL-r patients. The second part involves expansion cohorts that only enroll MLL-r patients. We are currently enrolling a second expansion cohort of up to 20 MLL-r patients at a dose of 54 mg/m2/day using an uninterrupted administration schedule and expect to disclose top-line data from this expansion cohort in the second half of 2015. We are currently conducting this trial at seven sites in the United States and one site in the European Union.

The primary objectives of the trial are to evaluate the safety and tolerability of EPZ-5676 and to determine its maximum tolerated dose. Secondary objectives of this trial are to:

•	determine the pharmacokinetics of EPZ-5676;

•	assess the biochemical and physiological effects of EPZ-5676 on the human body, which is referred to as pharmacodynamics, including methylation in peripheral blood mononuclear cells and leukemia cells; and

•	evaluate preliminary anti-tumor activity in patients with MLL-r.

Dose Escalation. We began enrolling patients in the dose escalation portion of the Phase 1 trial in September 2012 and completed enrollment in December 2013. A total of 25 patients were enrolled in one of six dose cohorts at dose levels of 12, 24, 36, 54, 80, or 90 mg/m2/day, with patients in the 12, 24, 36, and 54 mg/m2/day dose cohorts receiving EPZ-5676 on a 21-day on drug, seven-day off drug schedule via continuous intravenous administration and patients in the 80 and 90 mg/m2/day dose cohorts receiving continued intravenous administration without a drug holiday. The dose escalation allowed for, but did not require, the enrollment of patients with the targeted MLL-r genetic alterations. The majority of patients had a diagnosis of AML. Other diagnoses included ALL and chronic myelomonocytic leukemia, or CMML. In December 2013, two patients in the 54 mg/m2/day dose cohort of the dose escalation achieved complete responses. Based on preclinical data suggesting greater biological activity of uninterrupted drug exposure, these patients were switched from the original intravenous administration schedule, which included a seven-day drug holiday, to an uninterrupted intravenous administration schedule. One of these patients was diagnosed with AML with an MLL-r translocation. The other patient was diagnosed with CMML with an MLL-r translocation.

During the dose escalation portion of the trial, in addition to the two objective responses, we observed treatment effects of EPZ-5676 in other patients with MLL-r, such as treatment-related leukocytosis, cellular differentiation and maturation in blood and bone marrow and resolution of leukemia-related symptoms such as cachexia, fevers, and leukemia cutis that are consistent with anti-leukemic effects in MLL-r patients.

Expansion Cohorts. We enrolled 17 MLL-r patients in an expansion cohort at 90 mg/m2/day from December 2013 to November 2014. These patients received EPZ-5676 with uninterrupted intravenous administration. Of the 17 patients enrolled in the 90 mg/m2/day expansion cohort, one patient achieved a partial response.

The patients enrolled into the dose escalation cohorts and 90 mg/m2/day expansion cohort were heavily pre-treated. Of the 42 patients enrolled through these two stages, 29 had received two or more prior therapies. Sixteen of the 42 patients had received at least one prior allogeneic hematopoietic cell transplant.

In the trial results to date, EPZ-5676 has exhibited a favorable safety and tolerability profile. Specifically, two dose-limiting toxicities in 23 total patients treated at the 90 mg/m2/day dose level have been reported. Leukocytosis, an elevated white blood cell count, has been observed in some patients and is considered treatment-related, but consistent with the therapeutic mechanism of action of EPZ-5676, thus is not considered an adverse event.

The Phase 1 clinical trial is not powered to demonstrate efficacy with statistical significance. However, pending the results of this Phase 1 clinical trial, we plan to use the results of the trial to design any later stage trials that are intended to demonstrate statistical significance and potentially support marketing approval applications. We would do so by enrolling a larger number of patients than enrolled in earlier trials.

Based on the collective findings of the dose escalation experience, and especially that of the 54 mg/m2/day dose cohort, we have initiated a second expansion cohort, at 54 mg/m2/day, in 2015, to gain more experience at this dose level. This planned expansion cohort will enroll up to an additional 20 MLL-r patients.

Phase 1 Clinical Trial in Pediatric Patients. In May 2014, we initiated a Phase 1 clinical trial of EPZ-5676 in pediatric patients. This clinical trial is restricted to pediatric patients with MLL-r acute leukemia and is similar in design to the adult trial, with a dose escalation and an expansion cohort that we would expect will enable us to evaluate the safety, pharmacokinetics and pharmacodynamics of escalating doses of EPZ-5676 in patients between the ages of three months and 18 years and also provide a preliminary assessment of efficacy. Patients in this trial are receiving uninterrupted administration of EPZ-5676. We expect to complete enrollment in this Phase 1 trial in the second half of 2015.

Preclinical Studies. Based on a comprehensive program of preclinical testing of EPZ-5676, including several in vitro analyses and in vivo xenograft studies, we concluded that EPZ-5676 had exhibited appropriate pharmaceutical potential to advance it into clinical development. Key findings from this preclinical program included the following:

•	In cell lines that include the MLL-r gene alteration, EPZ-5676 inhibited the methylation caused by DOT1L activity in a concentration dependent manner. In these in vitro experiments, EPZ-5676 acted in a highly selective manner, inhibiting only the targeted DOT1L-associated methylation and no other histone methyl marks.

•	We treated nude rat xenograft models in which human MLL-r cells were implanted subcutaneously and allowed to establish tumors. We administered EPZ-5676 to these rats in three dose levels for 21 days by continuous intravenous infusion. Each dose group consisted of ten animals. Dose 1 was 35 mg/kg per day; dose 2 was 70 mg/kg per day; and dose 3 was the delivery vehicle alone, with no EPZ-5676, designed to create a baseline against which the other doses could be compared. In comparison with animals receiving only the vehicle, the 35 mg/kg per day treated group displayed significant tumor growth inhibition, resulting in tumor stasis in seven of the ten animals that continued for up to seven days past the discontinuation of drug treatment. At the higher dose of 70 mg/kg per day, tumors in nine of the ten animals were reduced to undetectable volumes by the end of the 21 day treatment period. In addition, no tumor regrowth was observed in eight of these nine animals through the end of the study, which was 32 days after the end of the treatment period. These data were published in 2013 in the journal Blood in an article entitled Potent Inhibition of DOT1L as Treatment for MLL-Fusion Leukemia.

Companion Diagnostic. We are currently relying on commercially available diagnostics that are commonly used by clinicians to identify and diagnose MLL-r patients.

HMT Collaborations

We have entered into three strategic collaborations for our therapeutic programs. These therapeutic collaborations have provided us with $188.7 million in non-equity funding through December 31, 2014. In addition, as of December 31, 2014, we were owed an additional $2.1 million under these collaborations for research and development services revenue earned and global development co-funding. Our therapeutic collaborations also provide us with development co-funding and the potential for significant research, development, regulatory and sales-based milestone payments as well as royalties or profit sharing on net product sales. In addition, we have entered into a collaboration to develop a companion diagnostic with Roche. Key terms of these collaborations are summarized below.

Therapeutic Collaborations

Celgene

Overview. In April 2012, we entered into a collaboration and license agreement with Celgene to discover, develop and commercialize, in all countries other than the United States, small molecule HMT inhibitors targeting DOT1L, including EPZ-5676, and any other HMT targets from our product platform, excluding the EZH2 HMT and targets covered by our GSK collaboration, which we refer to as the available targets.

Under the terms of the agreement, we received a $65.0 million upfront payment and $25.0 million from the sale of our series C preferred stock to an affiliate of Celgene, of which $3.0 million was considered a premium and included as collaboration arrangement consideration for a total upfront payment of $68.0 million. In addition, we recorded a $25.0 million clinical development milestone payment and $5.8 million of global development co-funding through December 31, 2014. We are also eligible to earn up to $35.0 million in additional clinical development milestone payments and up to $100.0 million in regulatory milestone payments related to DOT1L as well as up to $65.0 million in payments, including a combination of clinical development milestone payments and an option exercise fee, and up to $100.0 million in regulatory milestone payments for each available target as to which Celgene exercises its option during an initial option period ending in July 2015. Celgene has the right to extend the option period until July 2016 by making a significant option extension payment. As to DOT1L and each available target as to which Celgene may exercise its option, we retain all product rights in the United States and are eligible to receive royalties for each target at defined percentages ranging from the mid-single digits to the mid-teens on net product sales outside of the United States, subject to reductions in specified circumstances.

Under the agreement, we granted Celgene an exclusive license, for all countries other than the United States, to HMT inhibitors directed to DOT1L and an option, on a target-by-target basis, to exclusively license, for all countries of the world other than the United States, rights to HMT inhibitors directed to any other HMT targets during the option period, excluding the EZH2 HMT and targets covered by our GSK collaboration. During the option period specified in the agreement, which could extend until July 2016, Celgene has the right to exercise its option to non-U.S. rights to additional HMT targets other than DOT1L until the effectiveness of an IND for an HMT inhibitor directed to such additional HMT target. If Celgene does not exercise its option with respect to an additional HMT target during the applicable exercise period, we retain worldwide rights to HMT inhibitors directed to such target, other than HMT inhibitors that may be provided by Celgene if we were to agree to their introduction.

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

GlaxoSmithKline

Overview. In January 2011, we entered into a collaboration and license agreement with GSK to discover, develop and commercialize novel small molecule HMT inhibitors directed to available targets from our product platform. Under the terms of the agreement, we granted GSK the option to obtain exclusive worldwide license rights to HMT inhibitors directed to three targets. In March 2014, we and GSK amended certain terms of this agreement for the third target, revising the license terms with respect to candidate compounds and amending the corresponding financial terms, including reallocating milestone payments and increasing royalty rates as to the third target. Additionally, as part of the research collaboration provided for in the agreement, we agreed to provide research and development services related to the licensed targets pursuant to agreed upon research plans during a research term that ended January 8, 2015, or earlier if selection of a development candidate occurred.

Under the agreement, we recorded an upfront payment of $20.0 million and a $3.0 million payment upon the execution of the March 2014 agreement amendment. Through December 31, 2014, we also received $6.0 million of fixed research funding, $15.0 million of preclinical research and development milestone payments and $9.0 million for research and development services. We are eligible to receive up to $18.0 million in additional preclinical research and development milestone payments, up to $109.0 million in clinical development milestone payments, up to $275.0 million in regulatory milestone payments and up to $218.0 million in sales-based milestone payments. In addition, GSK is required to pay us royalties at percentages between the mid-single digits to the low double-digits, on a licensed product-by-licensed product basis, on worldwide net product sales, subject to reductions in specified circumstances.

For each selected target in the collaboration, we were primarily responsible for research until the earlier of selection of a development candidate for the target or January 8, 2015, and GSK is solely responsible for subsequent development and commercialization. GSK provided a fixed amount of research funding during the second and third years of the research term and was obligated to provide research funding equal to 100.0% of mutually agreed research and development costs, subject to specified limitations, for any research activities we conducted in the fourth year of the research term. In December 2013, we and GSK agreed to the selection of a development candidate for one of the three targets under the agreement, after which point GSK became solely responsible for subsequent development and commercialization.

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

Eisai

Overview. In March 2015, we entered into an amended and restated collaboration and license agreement with Eisai, under which we reacquired worldwide rights, excluding Japan, to our EZH2 program, including EPZ-6438. Under the amended and restated collaboration and license agreement, we will be responsible for global development, manufacturing and commercialization outside of Japan of EPZ-6438 and any other EZH2 product candidates, with Eisai retaining development and commercialization rights in Japan, as well as a right to elect to manufacture EPZ-6438 and any other EZH2 product candidates in Japan. Under the original collaboration and license agreement, we had granted Eisai an exclusive worldwide license to our small molecule HMT inhibitors directed to EZH2, including EPZ-6438, while retaining an opt-in right to co-develop, co-commercialize and share profits with Eisai as to licensed products in the United States.

Under the terms of the original agreement, we recorded a $3.0 million upfront payment, $7.0 million in preclinical research and development milestone payments, a $6.0 million clinical development milestone and $22.7 million for research and development services through December 31, 2014, for total consideration received from Eisai of $38.7 million. We were also eligible to earn up to a total of $195.0 million in clinical development, regulatory and sales-based milestone payments and to receive royalties on product sales. Upon the execution of the amended and restated collaboration agreement, we agreed to pay Eisai a $40.0 million upfront payment. We also agreed to pay Eisai up to $20.0 million in clinical development milestone payments, up to $50.0 million in regulatory milestone payments and royalties at a percentage in the mid-teens on worldwide net sales of any EZH2 product, excluding net sales in Japan. We are eligible to receive from Eisai royalties at a percentage in the mid-teens on net sales of any EZH2 product in Japan.

Under the original agreement, Eisai was solely responsible for funding all research, development and commercialization costs for licensed compounds. Under the amended agreement, we will be solely responsible for funding global development, manufacturing and commercialization costs for EZH2 compounds outside of Japan, and Eisai will be solely responsible for funding Japan-specific development and commercialization costs for EZH2 compounds. In connection with the amendment and restatement of our collaboration and license agreement with Eisai, we and Eisai have agreed upon a transition to us of ongoing development and manufacturing activities being conducted by or on behalf of Eisai.

In the event that we seek to license rights to a third party to develop or commercialize an EZH2 product in any country in Asia other than Japan, Eisai has a limited right of first negotiation for such rights. In the event that we are awarded a priority review voucher from the FDA with respect to an EZH2 product, Eisai is entitled to specified compensation if we use the voucher on a non-EZH2 program or sell the voucher to a third party.

Governance. Under the amended and restated collaboration and license agreement, development will be guided by a joint steering committee, with Epizyme retaining final decision making authority with respect to global development.

Exclusivity Restrictions. Subject to exceptions specified in the agreement, for an exclusivity period extending until eight years after the first commercial sale of a product covered by the agreement, neither we nor Eisai may research, develop or commercialize HMT inhibitors directed to EZH2, other than pursuant to the agreement.

Term and Termination. Our agreement with Eisai will remain in effect until the expiration of all payment obligations under the agreement with respect to all licensed products. The royalty term for each licensed product in each country commences on the first commercial sale of the applicable licensed product in the applicable country and ends on the latest of expiration of specified patent coverage, expiration of specified regulatory exclusivity or ten years following the first commercial sale. We or Eisai may terminate the agreement for convenience as to our respective territories, upon 90 days’ prior written notice. The agreement will also terminate as to our territory if we cease all development and commercialization activities for the United States and specified major countries in Europe and as to Eisai’s territory if Eisai ceases all development and commercialization activities for Japan. The agreement may also be terminated by either party in the event of an uncured material breach by the other party or by us in the event Eisai, or an affiliate or sublicensee, participates or actively assists in an action or proceeding challenging or denying the validity of one of our patents. If we terminate the agreement for our convenience, the agreement terminates as a result of our cessation of development and commercialization activities or Eisai terminates the agreement for our uncured material breach, Eisai may elect to have worldwide development and commercialization rights revert to Eisai, and if Eisai so elects, Eisai will be required to pay us specified royalties on net sales of the licensed products and reimburse certain development expenses incurred by us. If Eisai terminates the agreement for its convenience, the agreement terminates as a result of Eisai’s cessation of development and commercialization activities or we terminate the agreement for Eisai’s uncured material breach or Eisai’s, or its affiliate’s or sublicensee’s, participation in, or assistance with, an action or proceeding challenging or denying the validity of one of our patents, Japanese development and commercialization rights to the licensed products revert to us, and we will be required to pay Eisai specified royalties on net sales of licensed products in Japan.

Companion Diagnostics

Roche. In December 2012, Eisai and we entered into an agreement with Roche under which we and Eisai were funding Roche’s development of a companion diagnostic to identify patients who possess certain point mutations of EZH2. In October 2013, this agreement was amended to include additional point mutations in EZH2. The $21.5 million of development costs under the amended agreement with Roche were the responsibility of Eisai until the execution of our amended and restated collaboration and license agreement with Eisai in March 2015. Upon the execution of the amended and restated collaboration and license agreement with Eisai, we will be responsible for $8.5 million of the remaining development costs under the agreement with Roche.

Under our agreement with Roche, Roche is obligated to use commercially reasonable efforts to develop and to make commercially available the companion diagnostic. Roche has exclusive rights to commercialize the companion diagnostic.

Our agreement with Roche will expire when we are no longer developing or commercializing EPZ-6438. We may terminate the agreement by giving Roche 90 days’ written notice if we discontinue development and commercialization of EPZ-6438 or determine, in conjunction with Roche, that the companion diagnostic is not needed for use with EPZ-6438. Either we or Roche may also terminate the agreement in the event of a material breach by the other party, in the event of material changes in circumstances that are contrary to key assumptions specified in the agreement or in the event of specified bankruptcy or similar circumstances. Under specified termination circumstances, Roche may become entitled to specified termination fees.

Intellectual Property

We strive to protect the proprietary technologies that we believe are important to our business, including seeking and maintaining patent protection intended to cover the composition of matter of our product candidates, their methods of use, related technology and other inventions that are important to our business. As more fully described below, in 2014 and through February 2015, four U.S. patents and three foreign patents issued with claims covering various aspects of our DOT1L and EZH2 programs. In that same period, our first two U.S. patents covering PRMT5 inhibitors issued as well as our first U.S patent covering PRMT1 inhibitors. In addition to patent protection, we also rely on trade secrets and careful monitoring of our proprietary information to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.

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

EZH2. Our EZH2 patent portfolio includes U.S. Patent No. 8,410,088 covering the composition of matter of EPZ-6438. This patent issued on April 2, 2013 and is expected to expire in 2032. Our EZH2 portfolio also includes U.S. Patents Nos.: 8,598,167 which issued on December 3, 2013; 8,691,507, which issued on April 8, 2014; 8,765,732 which issued on July 1, 2014; 8,895,245, which issued on November 25, 2014; and 8,962,620 which issued on February 24, 2015. In 2014, the following foreign patents issued in our EZH2 portfolio: Australian Patents Nos. 2012242595 and 2013203641, and South African Patent No. 2013/07539. All patents that have issued in the EZH2 portfolio are expected to expire in 2031 or 2032. The claims of these patents cover the composition of matter of EZH2 inhibitor compounds and various methods of their making and use. Patent applications in the same families as the patents discussed above are pending in a variety of worldwide jurisdictions, including the United States. The EZH2 program portfolio encompasses a total of twenty two patent families with pending patent applications relating to compositions of matter and methods of making and use. The patent families in this portfolio are in various stages of prosecution and include patent applications filed in a variety of worldwide jurisdictions, including the United States; Patent Cooperation Treaty (PCT) applications that are eligible for filing in most worldwide jurisdictions, including the United States; and U.S. provisional applications that may be used to establish non-provisional U.S. applications, PCT applications and other national filings worldwide. These patents and patent applications are wholly owned by us or jointly owned by us and Eisai. Our patent applications in the EZH2 portfolio, if issued, would be expected to expire between 2031 and 2035.

DOT1L. Our DOT1L patent portfolio includes U.S. Patent No. 8,580,762 covering the composition of matter of EPZ-5676. The patent issued on November 12, 2013 and is expected to expire in 2032. Our DOT1L portfolio also includes US Patent No. 8,722,877 which issued on May 13, 2014 and is expected to expire in 2031. The claims of this patent cover the composition of matter of another DOT1L inhibitor compound. Patent applications in the same family as the patents discussed above are pending in a variety of worldwide jurisdictions, including the United States. The DOT1L program portfolio encompasses a total of seventeen patent families relating to compositions of matter of DOT1L inhibitor compounds and methods of their making and use. The patent families in this portfolio are in various stages of prosecution and include patent families with applications filed in a variety of worldwide jurisdictions including the United States; PCT applications that are eligible for filing in most worldwide jurisdictions, including the United States; and U.S. provisional applications that may be used to establish non-provisional U.S. applications, PCT applications and other national filings worldwide. These patents and patent applications are wholly owned by us. Our patent applications in the DOT1L portfolio, if issued, would be expected to expire between 2031 and 2035.

Other Targets. We also have patent portfolios directed to targets other than EZH2 and DOT1L, including the HMT targets PRMT1, PRMT3, CARM1 (PRMT4), PRMT5, PRMT6 and PRMT8. The first two issued patents in these portfolios, U.S. Patents Nos. 8,906,900 and 8,940,726, cover PRMT5 inhibitors. These patents issued on December 9, 2014 and January 27, 2015, respectively, and are expected to expire in 2033. In addition, U.S. Patent No. 8,952,026, covering PRMT1 inhibitors, issued on February 10, 2015 and is expected to expire in 2034. These portfolios encompass seventeen families with applications that have published and these applications relate to compositions of matter of HMT inhibitor compounds and methods of their making and use. The patent families in the non-EZH2 and non-DOT1L portfolios include patent families with applications filed in the United States, PCT applications that are eligible for filing in most worldwide jurisdictions, including the United States, and U.S. provisional applications that may be used to establish non-provisional U.S. applications, PCT applications and other national filings worldwide. Patents issued in these portfolios are expected to expire between 2033 and 2035.

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

UNC In-Licensed Portfolio. In January 2008, we entered into a license agreement with the University of North Carolina at Chapel Hill, or UNC, to discover, develop and commercialize products utilizing specified inventions of UNC. Under the terms of the agreement, we were granted an exclusive, worldwide license under specified patent rights and a non-exclusive worldwide license under specified know-how and biological materials, in each case to discover, develop, manufacture and commercialize pharmaceutical and diagnostic products. The intellectual property we license from UNC includes six issued U.S. patents, four pending U.S. patent applications, 20 patents issued in other jurisdictions and seven patent applications pending in other jurisdictions. The issued patents are expected to expire between 2024 and 2030, and the pending applications, if issued, are expected to expire between 2024 and 2026. The intellectual property we have licensed from UNC is not directly related to our current product candidates, EPZ-6438 and EPZ-5676, and relates solely to screening methods and related materials.

Under the agreement, UNC retained rights, on behalf of itself and other non-profit academic institutions, to practice under the licensed rights for non-profit purposes. The license rights granted to us are further subject to a non-exclusive license granted by UNC to the Howard Hughes Medical institute for research purposes and any rights the United States Government may have in such licensed rights due to its sponsorship of research that led to the creation of the licensed rights. We agreed to pay UNC specified research, development and sales milestone payments aggregating up to $1.9 million and additional payments upon the grant, if any, of sublicenses to non-affiliated third parties. In addition, we are required to pay UNC royalties in the low single-digits on worldwide net product sales of screening method technologies and related materials, but not on any drugs, during the term of the agreement. These royalties do not cover the manufacture, sale or use of any drug products that have been identified and developed by us, such as our EZH2 and DOT1L therapeutics, including EPZ-6438 and EPZ-5676. In connection with the execution of this license agreement in 2008, we issued 98,666 shares of common stock and paid a license fee of $0.1 million to UNC. Through December 31, 2014, we have paid an aggregate of $0.1 million in milestone payments to UNC. We have not paid any royalties to UNC.

The agreement terminates upon the expiration of the last valid claim of the licensed patent rights. We may terminate the agreement at any time by giving UNC 60 days’ written notice. The agreement may also be terminated by UNC in the event of a material breach by us or in the event we become subject to specified bankruptcy or similar circumstances.

Manufacturing

We do not have any manufacturing facilities and currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for preclinical and clinical testing, as well as for commercial manufacture if our product candidates receive marketing approval. Prior to the execution of the amended and restated collaboration and license agreement with Eisai, Eisai manufactured EPZ-6438 for preclinical and clinical development. Upon execution of the amended and restated collaboration and license agreement, as part of the transition plan, Eisai agreed to sell us its inventories of EPZ-6438 clinical supplies and the active pharmaceutical ingredient for EPZ-6438. We plan to seek to obtain additional materials for EPZ-6438 from Eisai and other third party manufacturers. To date, we have obtained materials for EPZ-5676 from multiple third party manufacturers. For both EPZ-6438 and EPZ-5676, we intend to identify and qualify multiple manufacturers to provide the active pharmaceutical ingredient and drug product services prior to submission of a new drug application to the FDA.

All of our drug candidates are small molecules and are manufactured in reliable and reproducible synthetic processes from readily available starting materials. The chemistry is amenable to scale up and does not require unusual equipment in the manufacturing process. We expect to continue to develop drug candidates that can be produced cost-effectively at contract manufacturing facilities.

We generally expect to rely on third parties for the manufacture of any companion diagnostics. We are currently collaborating with Roche for a diagnostic for use with EPZ-6438, and we expect to rely on Roche for the manufacture of the diagnostic it is developing. We may enter into similar agreements for the manufacture of other companion diagnostics.

Commercialization

We have not yet established a sales, marketing or product distribution infrastructure because our lead candidates are still in early clinical development. We generally expect to retain commercial rights in the United States for our product candidates for which we receive marketing approvals and have done so to date other than for the product candidates under our GSK collaboration. We believe that it will be possible for us to access the United States oncology market through a focused, specialized sales force.

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

We expect that our collaborators for any companion diagnostics we may develop in the future for use with our therapeutic products will hold the commercial rights to these diagnostic products, as is the case for our collaboration with Roche. We expect to coordinate closely with any diagnostic collaborators in connection with the marketing and sale of any related therapeutic products.

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

There are a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies. In addition, many companies are developing cancer therapeutics that work by targeting epigenetic mechanisms other than HMTs, and some including Celgene and Eisai, are now marketing cancer treatments that work by targeting epigenetic mechanisms other than HMTs. There are also companies developing new epigenetic treatments for cancer that target HMTs, including GSK, Novartis AG, Pfizer, Inc., Genentech, Inc. and Constellation Pharmaceuticals.

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

EPZ-6438. The most common treatments for DLBCL and FL are chemotherapies, usually combined with the monoclonal antibody Rituxan®. While Rituxan® is currently the only therapy with specific indications for DLBCL and FL, a number of other widely used anti-cancer agents have broad labels that include non-Hodgkin lymphoma. No therapies are approved specifically for the treatment of tumors associated with the oncogenic mutation of EZH2. The clinical course of synovial sarcoma is characterized by frequent and late local or metastatic recurrence and there are no specific of effective treatments available for synovial sarcoma after failure of doxorubicin-based treatment. Current treatment for MRT consists of intensive chemotherapy and radiation therapy.

EPZ-5676. There are no approved therapies specifically indicated for MLL-r. There are, however, currently approved therapies for acute leukemias in general and a variety of other malignancies. The current standard of care depends on the specific lineage of the leukemia. Patients with AML and ALL typically are treated with intensive multi-agent chemotherapy and high risk patients who enter remission and have a matched donor often receive an allogeneic stem cell transplant.

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

FDA Regulation of Companion Diagnostics. Our drug products may rely upon in vitro companion diagnostics for use in selecting the patients that we believe will respond to our cancer therapeutics. FDA officials have issued guidance that addresses issues critical to developing in vitro companion diagnostics, such as when the FDA will require that the diagnostic and the drug be approved simultaneously. The guidance issued in August 2014 states that if safe and effective use of a therapeutic product depends on an in vitro diagnostic, then the FDA generally will require approval or clearance of the diagnostic at the same time that the FDA approves the therapeutic product.

The FDA previously has required in vitro companion diagnostics intended to select the patients who will respond to the cancer treatment to obtain Pre-Market Approval, or PMA, simultaneously with approval of the drug. Based on the guidance, and the FDA’s past treatment of companion diagnostics, we believe that the FDA will require PMA approval of one or more in vitro companion diagnostics to identify patient populations suitable for our cancer therapies. The review of these in vitro companion diagnostics in conjunction with the review of our cancer treatments involves coordination of review by the FDA’s Center for Drug Evaluation and Research and by the FDA’s Center for Devices and Radiological Health Office of In Vitro Diagnostics Device Evaluation and Safety.

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

Hatch—Waxman Non-Patent Exclusivity. Market and data exclusivity provisions under the FDCA also can delay the submission or the approval of certain applications for competing products. The FDCA provides a five-year period of non-patent data exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the activity of the drug substance. During the exclusivity period, the FDA may not accept for review an ANDA or a 505(b)(2) NDA submitted by another company that contains the previously approved active moiety. However, an ANDA or 505(b)(2) NDA may be submitted after four years if it contains a certification of patent invalidity or non-infringement.

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

Orphan Drug Exclusivity. The Orphan Drug Act provides incentives for the development of drugs intended to treat rare diseases or conditions, which generally are diseases or conditions affecting less than 200,000 individuals annually in the United States. If a sponsor demonstrates that a drug is intended to treat a rare disease or condition, the FDA grants orphan drug designation to the product for that use. The benefits of orphan drug designation include research and development tax credits and exemption from user fees. A drug that is approved for the orphan drug designated indication is granted seven years of orphan drug exclusivity. During that period, the FDA generally may not approve any other application for the same product for the same indication, although there are exceptions, most notably when the later product is shown to be clinically superior to the product with exclusivity. We intend to seek orphan drug designation and exclusivity for our products whenever it is available and have been granted orphan drug designation in the United States and the European Union for EPZ-5676.

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

Employees

As of February 28, 2015, we had 86 full-time employees, 61 of whom were primarily engaged in research and development activities and 42 of whom have an M.D. or Ph.D. degree.

Executive Officers of the Company

The following table sets forth the name, age and position of each of our executive officers as of February 28, 2015.

Name	Age	Position
Robert J. Gould, Ph.D.	60	President, Chief Executive Officer and Director
Andrew E. Singer	44	Executive Vice President of Finance and Administration, Chief Financial Officer and Treasurer
Robert A. Copeland, Ph.D.	58	President of Research and Chief Scientific Officer
Peter T.C. Ho, M.D., Ph.D.	53	Chief Development Officer

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

Andrew E. Singer has served as our Executive Vice President, Finance and Administration, Chief Financial Officer and Treasurer since February 2015. Prior to joining us, from 2004 to January 2015, Mr. Singer served in increasing levels of responsibility in the Health Care Investment Banking Group at RBC Capital Markets Corporation, or RBC, an investment bank, serving as a Managing Director from 2007 to 2015. Prior to joining RBC, Mr. Singer worked at Petkevitch & Company, co-founded MVC Capital, and worked at Robertson, Stephens & Co, The Shansby Group and The Blackstone Group. Mr. Singer serves on the board of directors of the J.F. Kapnek Trust. Mr. Singer received a B.A. from Yale University and an M.B.A. from Harvard University Graduate School of Business.

Robert A. Copeland, Ph.D. has served as our President of Research and Chief Scientific Officer since January 2015 and previously served as our Executive Vice President and Chief Scientific Officer from September 2008 to January 2015. Prior to joining us, from January 2003 to September 2008, Dr. Copeland was Vice President, Cancer Biology, Oncology Center of Excellence in Drug Discovery, at GSK, a pharmaceutical company. Before joining GSK, Dr. Copeland held scientific staff positions at Merck Research Laboratories of Merck and Bristol-Myers Squibb Company, a biopharmaceutical company, and a faculty position at the University of Chicago Pritzker School of Medicine. Dr. Copeland received a B.S. in chemistry from Seton Hall University, a Ph.D. in chemistry from Princeton University and did postdoctoral studies as the Chaim Weizmann Fellow at the California Institute of Technology.

Peter T.C. Ho, M.D., Ph.D. has served as our Chief Development Officer since September 2014. Prior to joining us, from February 2013 to September 2014, Dr. Ho served as Chief Executive Officer of Metastagen Inc., a pharmaceutical preparation company that he co-founded. Prior to that, Dr. Ho served as President of BeiGene

Ltd., a biopharmaceutical company that he co-founded, from October 2010 to December 2012, as Vice President of Oncology Development at Johnson & Johnson from September 2008 to September 2010 and, prior to that, as Senior Vice President of the Oncology Center of Excellence for Drug Development at GSK. Dr. Ho is a board-certified pediatric hematologist/oncologist and was formerly a fellow at the Dana-Farber Cancer Institute, the National Cancer Center Institute, or NCI, and the FDA. He received a B.A. in biology from the Johns Hopkins University and an M.D. and Ph.D. (pharmacology) from the Yale University School of Medicine.

Our Corporate Information

We were incorporated under the laws of the state of Delaware on November 1, 2007 under the name Epizyme, Inc. Our principal executive offices are located at 400 Technology Square, Cambridge, Massachusetts 02139. Our telephone number is (617) 229-5872, and our website is located at www.epizyme.com. References to our website are inactive textual references only and the content of our website should not be deemed incorporated by reference into this Form 10-K.

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

Risks Related to the Discovery and Development of Our Product Candidates

Our research and development is focused on the creation of novel epigenetic therapies for cancer patients, which is a rapidly evolving area of science, and the approach we are taking to discover and develop drugs is novel and may never lead to marketable products.

The discovery of novel epigenetic therapies for cancer patients is an emerging field, and the scientific discoveries that form the basis for our efforts to discover and develop product candidates are relatively new. The scientific evidence to support the feasibility of developing product candidates based on these discoveries is both preliminary and limited. Although epigenetic regulation of gene expression plays an essential role in biological function, very few drugs premised on epigenetics have been discovered. Moreover, those drugs based on an epigenetic mechanism that have received marketing approval are in a different target class than HMTs, where our research and development is focused. Although preclinical studies suggest that genetic alterations in HMTs cause them to drive particular human cancers, to date no company has translated these biological observations into systematic drug discovery that has yielded a drug that has received marketing approval. We believe that we are the first company to conduct a clinical trial of an HMT inhibitor. Therefore, we do not know if our approach of inhibiting HMTs to treat cancer patients will be successful.

We are early in our development efforts and have only two product candidates in clinical trials. All of our other product candidates are still in preclinical development. If we are unable to commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.

We are early in our development efforts and have only two product candidates in clinical trials. All of our other product candidates are still in preclinical development. We have invested substantially all of our efforts and financial resources in the identification and preclinical and clinical development of HMT inhibitors. Our ability to generate product revenues, which we do not expect will occur for several years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of our product candidates will depend on several factors, including the following:

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

Product candidates are subject to continued preclinical safety studies which may be conducted concurrent with our clinical testing. The outcomes of these safety studies may delay the launch of or enrollment in future clinical studies. For example, in the course of our ongoing preclinical safety studies of EPZ-6438, we observed the development of lymphoma in a single study in Sprague Dawley rats. We have informed the relevant European regulatory authorities, the FDA and the clinical investigators of this finding in rats, and are in active discussions with the regulatory authorities. Expansion of trials of EPZ-6438 to the United States will require that we submit an IND and that we address this matter to the satisfaction of the FDA within the context of patient risk-benefit and in view of the safety and efficacy data from our ongoing Phase 1/2 clinical study. If we are unable to adequately address this matter, we may be unable to expand our planned clinical trials of EPZ-6438 into the United States, our trials may be limited to certain patient populations or our ability to conduct trials in the United States may be delayed.

Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. For example, the complete responses that were observed in two MLL-r patients in the fourth dose cohort of the dose escalation portion of our Phase 1 clinical trial of EPZ-5676 were observed in only two of the MLL-r patients enrolled in the trial through the first expansion cohort of the Phase 1 trial, were achieved in an open-label setting, are not statistically significant and might not be achieved by any other patient treated with EPZ-5676. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

•	regulators or institutional review boards may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•	we may experience delays in reaching, or fail to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;

•	clinical trials of our product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;

•	preclinical testing may produce results as a result of which we may decide, or regulators may require us, to conduct additional preclinical studies before we proceed with certain clinical trials, limit the scope of our clinical trials, halt ongoing clinical trials or abandon product development programs;

•	the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials at a higher rate than we anticipate;

•	our third party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

•	we may have to suspend or terminate clinical trials of our product candidates for various reasons, including a finding that the participants are being exposed to unacceptable health risks;

•	regulators or institutional review boards may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;

•	the cost of clinical trials of our product candidates may be greater than we anticipate;

•	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate; and

•	our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or institutional review boards to suspend or terminate the trials.

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

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the United States Food and Drug Administration, or FDA, or similar regulatory authorities outside of the United States. In particular, because certain of our products may be focused on specific patient populations, our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate. In addition, some of our competitors have ongoing clinical trials for product candidates that may treat the broader patient populations within which our product candidates are being developed for the treatment of a subset of identifiable cancer patients, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates.

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

Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our product candidates, which may cause the value of our company to decline and limit our ability to obtain additional financing.

Following our general product development strategy, we have designed our ongoing clinical trials of EPZ-6438 and EPZ-5676, and expect to design future trials, to include some patients with the applicable genetic alteration that we believe causes the disease with a view to assessing possible early evidence of potential therapeutic effect. If we are unable to include patients with the applicable genetic alteration, this could compromise our ability to seek participation in FDA expedited review and approval programs, including breakthrough therapy and fast track designation, or otherwise to seek to accelerate clinical development and regulatory timelines.

If serious adverse or unacceptable side effects are identified during the development of our product candidates, we may need to abandon or limit our development of some of our product candidates.

If our product candidates are associated with undesirable side effects in clinical trials or have characteristics that are unexpected in clinical trials or preclinical testing, we may need to abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. In pharmaceutical development, many compounds that initially show promise in early stage testing for treating cancer are later found to cause side effects that prevent further development of the compound.

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

We intend to develop companion diagnostics for our therapeutic product candidates to identify patients for our clinical trials who have the specific cancers that we are seeking to treat as appropriate and when existing, available technology may not be sufficient to identify those patients. We expect that, at least in some cases, the FDA and similar regulatory authorities outside of the United States may require the development and regulatory approval of a companion diagnostic as a condition to approving our therapeutic product candidates. We do not have experience or capabilities in developing or commercializing diagnostics and plan to rely in large part on third parties to perform these functions. For example, we have entered into an agreement with Roche to develop and commercialize a companion diagnostic for use with EPZ-6438 for non-Hodgkin lymphoma patients with EZH2 point mutations.

We may seek to enter into similar agreements for our other therapeutic product candidates and possible expansion indications. Companion diagnostics are subject to regulation by the FDA and similar regulatory authorities outside of the United States as medical devices and require separate regulatory approval prior to commercialization.

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

Since inception, we have incurred significant operating losses. Our net loss was $55.0 million for the year ended December 31, 2014. As of December 31, 2014, we had an accumulated deficit of $111.1 million. To date, we have financed our operations primarily through our collaborations, our public offerings, and private placements of our preferred stock. All of our revenue to date has been collaboration revenue. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and, beginning in 2012, clinical trials. We are still in the early stages of development of our product candidates, and we have not completed development of any drugs. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially over the next several years as we:

•	assume responsibility from Eisai for the ongoing Phase 1/2 clinical trial of EPZ-6438 for treatment of patients with non-Hodgkin lymphoma and solid tumors;

•	pay the upfront payment and any milestone payments provided for and achieved under the amended and restated collaboration and license agreement with Eisai;

•	initiate our planned clinical trials of EPZ-6438 in adult and pediatric patients with INI1-deficient tumors;

•	continue our Phase 1 clinical trial of EPZ-5676 for treatment of adult patients with MLL-r;

•	continue our Phase 1 clinical trial of EPZ-5676 in pediatric patients with MLL-r;

•	continue the research and development of our other product candidates;

•	seek to discover and develop additional product candidates;

•	seek regulatory approvals for any product candidates that successfully complete clinical trials;

•	ultimately establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any products for which we may obtain regulatory approval;

•	maintain, expand and protect our intellectual property portfolio;

•	hire additional clinical, quality control and scientific personnel; and

•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts.

In addition, we expect our use of cash to significantly increase as a result of the amended and restated collaboration and license agreement with Eisai. Upon the execution of the amended and restated collaboration and license agreement, we agreed to pay Eisai a $40.0 million upfront payment. We also agreed to pay Eisai up to $20.0 million in clinical development milestone payments, up to $50.0 million in regulatory milestone payments and royalties at a percentage in the mid-teens on worldwide net sales of any EZH2 product, excluding net sales in Japan. In addition, we are responsible for solely funding global development, manufacturing and commercialization costs for EZH2 compounds. Prior to the amended and restated agreement, Eisai was responsible for solely funding all research, development and commercialization costs for licensed compounds.

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

We expect our expenses to increase in connection with our ongoing activities, particularly as we assume control of the EZH2 program from Eisai, pay the upfront and any milestone payments provided for and achieved under the amended and restated collaboration and license agreement and assume responsibility for the funding of the program moving forward, including our ongoing Phase 1/2 clinical trial of EPZ-6438; initiate our planned clinical trials of EPZ-6438 in adult and pediatric patients with INI1-deficient tumors; continue the Phase 1 clinical trial of EPZ-5676 in MLL-r adult patients and the Phase 1 clinical trial of EPZ-5676 in pediatric patients with MLL-r; and continue research and development and initiate additional clinical trials of, and seek regulatory approval for, these product candidates and other product candidates. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on acceptable terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

Based on our research and development plans and our timing expectations related to the progress of our programs, we believe that our existing cash and cash equivalents and development co-funding that we expect to receive under our existing collaborations, will enable us to fund our operating expenses and capital expenditure requirements through the first quarter of 2016, without giving effect to any potential option exercise fees or milestone payments we may receive under our collaboration agreements. We have based these expectations on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Our future capital requirements will depend on many factors, including:

•	our remaining collaboration agreements remaining in effect and our ability to obtain research funding and achieve milestones under these agreements;

•	the progress and results of our ongoing Phase 1/2 clinical trial of EPZ-6438 and Phase 1 clinical trials of EPZ-5676 and our planned trials of EPZ-6438;

•	the number and development requirements of additional indications for EPZ-6438 and EPZ-5676 and other product candidates that we may pursue, including the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for such product candidates;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution for any of our product candidates for which we receive marketing approval;

•	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;

•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and

•	the extent to which we acquire or in-license other products and technologies.

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

We commenced active operations in early 2008, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our technology, identifying potential product candidates, undertaking preclinical studies and, beginning in 2012, conducting clinical trials. All but two of our product candidates are still in preclinical development. We are conducting a Phase 1/2 clinical trial of EPZ-6438 and Phase 1 clinical trials of EPZ-5676 but have not completed enrollment in any of these trials. We have not yet demonstrated our ability to successfully complete any clinical trials, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

In the future, we expect to build a focused sales and marketing infrastructure to market some of our product candidates in the United States, if and when they are approved. There are risks involved with establishing our own sales, marketing and distribution capabilities. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. These efforts may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

The development and commercialization of new drug products is highly competitive. We face competition with respect to our current product candidates, and will likely face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of many of the disease indications for which we are developing our product candidates. Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, and others are based on entirely different approaches. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

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

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third party payors seeking to encourage the use of generic products. Generic products are currently on the market for many of the indications that we are pursuing, and additional products are expected to become available on a generic basis over the coming years. If our product candidates achieve marketing approval, we expect that they will be priced at a significant premium over competitive generic products.

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

We have limited capabilities for drug development and do not yet have any capability for sales, marketing or distribution. Accordingly, we have entered into therapeutic collaborations with other companies that we believe can provide such capabilities, including our collaboration and license agreements with Celgene and GSK. With our reacquisition of rights under our amended and restated collaboration and license agreement, we no longer have access to such capabilities for EPZ-6438. Our collaborations have provided us with important funding for our development programs and product platform and we expect to receive additional funding under these collaborations in the future. Our existing therapeutic collaborations, and any future collaborations we enter into, may pose a number of risks, including the following:

•	collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;

•	collaborators may not perform their obligations as expected;

•	collaborators may not pursue commercialization of any product candidates that achieve regulatory approval or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators’ strategic focus or available funding, or external factors, such as an acquisition, that may divert resources or create competing priorities;

•	collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

•	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products and product candidates if the collaborators believe that the competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;

•	product candidates discovered in collaboration with us may be viewed by our collaborators as competitive with their own product candidates or products, which may cause collaborators to cease to devote resources to the commercialization of our product candidates;

•	a collaborator may fail to comply with applicable regulatory requirements regarding the development, manufacture, distribution or marketing of a product candidate or product;

•	a collaborator with marketing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of such product or products;

•	disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development, might cause delays or terminations of the research, development or commercialization of product candidates, might lead to additional responsibilities for us with respect to product candidates, or might result in litigation or arbitration, any of which would be time-consuming and expensive;

•	collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;

•	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability; and

•	collaborations may be terminated for the convenience of the collaborator, and, if terminated, we could be required to raise additional capital to pursue further development or commercialization of the applicable product candidates.

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

Our existing therapeutic collaborations contain restrictions on our engaging in activities that are the subject of the collaboration with third parties for specified periods of time. In addition, under our collaboration agreement with Celgene, during the option period specified in the agreement, which could extend to July 2016, Celgene has the right to exercise its option to acquire a license to additional targets other than DOT1L until the effectiveness of an investigational new drug application, or IND, for an HMT inhibitor directed to such additional target. This option effectively covers all HMT targets, other than EZH2, that are not currently subject to our GSK collaboration. As a result, our ability to enter into collaboration agreements for additional HMT targets is significantly limited until the end of the option period under the Celgene agreement and may continue to be limited after that time depending on how many targets Celgene elects to license, if any. These restrictions may have the effect of preventing us from undertaking development and other efforts that may appear to be attractive to us.

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

As a component of the amended and restated collaboration agreement with Eisai, we have entered into a transition plan with Eisai under which we will coordinate the transition of clinical and related development and manufacturing responsibilities from Eisai. The transition of these activities, including the time necessary to transfer regulatory sponsorship of our ongoing Phase 1/2 clinical trial; transfer or establish clinical site agreements for our ongoing Phase 1/2 clinical trial; and identify, test and establish manufacturing capabilities with a third party manufacturer, among other things, could cause delays in the clinical progress and development of EPZ-6438.

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

We currently rely on third party clinical research organizations to conduct our ongoing Phase 1/2 clinical trial of EPZ-6438 and our ongoing Phase 1 clinical trials of EPZ-5676 and do not plan to independently conduct clinical trials of our other product candidates. We expect to continue to rely on third parties, such as clinical research organizations, clinical data management organizations, medical institutions and clinical investigators, to conduct our clinical trials. These agreements might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, our product development activities might be delayed.

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

We do not have any manufacturing facilities and rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for preclinical and clinical testing, as well as for commercial manufacture if any of our product candidates receive marketing approval. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

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

We are highly dependent on the research and development, clinical and business development expertise of Robert J. Gould, Ph.D., our President and Chief Executive Officer, Andrew E. Singer, our Executive Vice President of Finance and Administration and Chief Financial Officer, Robert A. Copeland, Ph.D., our President of Research and Chief Scientific Officer, and Peter T.C. Ho, M.D., Ph.D., our Chief Development Officer, as well as the other principal members of our management, scientific and clinical team. Although we have entered into employment letter agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

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

As of March 6, 2015, our executive officers and directors and their affiliates beneficially own, in the aggregate, shares representing approximately 37.0% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Some provisions in our collaboration agreement with Celgene could deter potential buyers of our company from proposing an acquisition and could make us a less attractive target for them. These provisions include the following:

•

We granted Celgene an exclusive license, for all countries other than the United States, to HMT inhibitors directed to DOT1L and an option, on a target-by-target basis, to exclusively license, for all countries of the world other than the United States, rights to HMT inhibitors directed to any other HMT targets during the option period, excluding the EZH2 HMT and targets covered by our GSK collaboration. During the option period specified in the agreement, which could extend until July 2016, Celgene has the right to exercise its option to license non-U.S. rights to additional targets other than DOT1L until the effectiveness of an IND for an HMT inhibitor directed to such additional target. The decision to exercise the options for available targets is in Celgene’s sole discretion.

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

Our stock price has been and may in the future be volatile. From May 31, 2013 to March 6, 2015, the sale price of our common stock as reported on the NASDAQ Global Market ranged from a high of $45.72 per share to a low of $16.51 per share. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

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

Our headquarters are located in Cambridge, Massachusetts, where we occupy approximately 42,500 square feet of office and laboratory space. The term of the lease expires November 30, 2017.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Market under the symbol “EPZM.” Trading of our common stock commenced on May 31, 2013, following the completion of our initial public offering. The following table sets forth the high and low sale prices per share of our common stock, as reported on the NASDAQ Global Market, for the periods indicated:

	Market Price
	High	Low
Year ended December 31, 2014:
Fourth quarter	$30.26	$16.51
Third quarter	$40.98	$25.10
Second quarter	$31.35	$18.75
First quarter	$41.23	$19.76
Year ended December 31, 2013:
Fourth quarter	$42.71	$18.10
Third quarter	$45.72	$26.06
Second quarter (from May 31, 2013)	$30.86	$18.60

As of March 6, 2015, the number of holders of record of our common stock was 30. This number does not include beneficial owners whose shares are held in street name.

We did not have any shares available to be repurchased under any announced or approved repurchase programs or authorizations as of December 31, 2014.

Dividends

We have never declared or paid cash dividends on our capital stock. We intend to retain all of our future earnings, if any, to finance the growth and development of our business. We do not intend to pay cash dividends to our stockholders in the foreseeable future.

Stock Performance Graph

The following graph shows a comparison from May 31, 2013, the first date that shares of our common stock were publicly traded, through December 31, 2014 of the cumulative total return on an assumed investment of $100.00 in cash in our common stock, the NASDAQ Composite Index and the NASDAQ Biotechnology Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and NASDAQ Biotechnology Index assume reinvestment of dividends.

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

	Year Ended December 31,
	2014	2013	2012	2011
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Collaboration revenue	$41,411	$68,482	$45,222	$6,944
Operating expenses:
Research and development	75,595	57,567	38,482	22,911
General and administrative	20,866	14,042	7,508	5,000

Total operating expenses	96,461	71,609	45,990	27,911

Operating loss	(55,050)	(3,127)	(768)	(20,967)

Other income (expense), net	154	(7)	67	10
Income tax expense	109	349	1	—

Net loss	$(55,005)	$(3,483)	$(702)	$(20,957)

Accretion of redeemable convertible preferred stock to redemption value	—	264	486	45

Loss allocable to common stockholders	$(55,005)	$(3,747)	$(1,188)	$(21,002)

Basic and diluted loss per share allocable to common stockholders	$(1.67)	$(0.22)	$(0.72)	$(14.65)
Basic and diluted weighted average shares outstanding	33,027	17,049	1,645	1,434

	As of December 31,
	2014	2013
	(In thousands)
Consolidated Balance Sheets Data :
Cash and cash equivalents	$190,095	$123,564
Total assets	199,203	162,988
Deferred revenue	23,151	46,872
Total stockholders’ equity	160,282	104,313

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

Overview

We are a clinical stage biopharmaceutical company that discovers, develops and plans to commercialize novel epigenetic therapies for cancer patients. We have built a proprietary product platform that we use to create small molecule inhibitors of a 96-member class of enzymes known as histone methyltransferases, or HMTs. Genetic alterations can result in changes to the activity of HMTs, making them oncogenic. Our therapeutic strategy is to treat the underlying causes of specific cancers by blocking the misregulated activity of oncogenic HMTs.

We are a leader in the translation of the science of epigenetics into first-in-class, novel epigenetic therapies for cancer patients and currently have two HMT inhibitors in clinical development for the treatment of patients with specific cancers. We believe we are the first company to conduct clinical trials of HMT inhibitors. We are conducting a Phase 1/2 clinical trial of our most advanced product candidate, EPZ-6438, an inhibitor targeting the EZH2 HMT, for the treatment of non-Hodgkin lymphoma and solid tumors, including INI1-deficient tumors such as synovial sarcoma and malignant rhabdoid tumors, or MRT. We are also conducting two Phase 1 clinical trials of our second most advanced product candidate, EPZ-5676, an inhibitor targeting the DOT1L HMT, for the treatment of acute leukemias with genetic alterations of the MLL gene, referred to as MLL-r.

In 2015, we plan to execute on the following clinical plans:

•	Continue dosing patients who remain on study in the dose escalation cohorts of our ongoing Phase 1/2 clinical trial of EPZ-6438 in adult patients with advanced solid tumors or with relapsed or refractory B-cell lymphoma;

•	Complete enrollment in two ongoing six-patient expansion cohorts in our ongoing Phase 1/2 clinical trial of EPZ-6438 for the treatment of non-Hodgkin lymphoma and solid tumor patients, one at 800 mg and one at 1600 mg;

•	Initiate the Phase 2 portion of our Phase 1/2 clinical trial of EPZ-6438 in adult non-Hodgkin B-cell lymphoma patients in which patients will be prospectively stratified based on cell of origin and EZH2 mutational status into one of five arms;

•	Initiate a Phase 2 clinical trial of EPZ-6438 in adult patients with INI1-deficient tumors such as synovial sarcoma;

•	Initiate a Phase 1 clinical trial of EPZ-6438 in pediatric patients with INI1-deficient tumors such as malignant rhabdoid tumors;

•	Complete enrollment in an ongoing 20 patient expansion cohort in our ongoing Phase 1 clinical trial of EPZ-5676 in adult MLL-r patients at 54 mg/m2/day; and

•	Complete enrollment in the ongoing Phase 1 clinical trial of EPZ-5676 in MLL-r pediatric patients.

In addition to our clinical programs, we also have a pipeline of HMT inhibitors in preclinical development that target our other prioritized HMTs in the HMTome. These programs are directed to genetically defined cancers, including both hematological and solid tumors, and include the preclinical development of three specified HMT inhibitors which we have licensed to GSK. We also have active drug discovery programs for other HMTs that we have prioritized.

In March 2015, we entered into an amended and restated collaboration and license agreement with Eisai under which we reacquired worldwide rights, excluding Japan, to our EZH2 program, including EPZ-6438. Under the original collaboration and license agreement, we had granted Eisai an exclusive worldwide license to our EZH2 program, including EPZ-6438, while retaining an opt-in right to co-develop, co-commercialize and share profits with Eisai as to licensed products in the United States. Under the amended and restated collaboration and license agreement, we will be responsible for global development, manufacturing and commercialization outside of Japan of EPZ-6438 and any other EZH2 product candidates, with Eisai retaining development and commercialization rights in Japan, as well as a right to elect to manufacture EPZ-6438 and any other EZH2 product candidates in Japan. In connection with the amended and restated agreement, we agreed to pay Eisai an upfront payment of $40.0 million, specified milestone payments based on our development and commercialization of EZH2 products outside of Japan and royalties on net sales of EZH2 products outside of Japan.

In addition to our collaborations with Eisai and GSK, we are also a party to a collaboration agreement with Celgene. These collaborations have provided us with $188.7 million in non-equity funding as of December 31, 2014. We retain worldwide commercialization rights, excluding Japan, under the amended Eisai collaboration, and commercialization rights in the United States under the Celgene collaboration.

We design, manage and evaluate the results of all of our research and development plans centrally and have engaged a multinational network of contract research organizations, or CROs, to execute on specific phases of our research and development programs. By employing this network of CROs, we seek to manage multiple development programs while maintaining flexibility in our cost structure.

We commenced active operations in early 2008, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our technology, identifying potential product candidates, undertaking preclinical studies and, beginning in 2012, conducting clinical trials. To date, we have financed our operations primarily through our public offerings, private placements of our preferred stock and funding received from collaboration and license agreements. All of our revenue to date has been collaboration revenue. Since our inception and through December 31, 2014, we have raised an aggregate of $448.5 million to fund our operations, of which $188.7 million was non-equity funding through our collaboration agreements, $183.8 million was from our public offerings and $76.0 million was from the sale of preferred stock. In addition, as of December 31, 2014, we were entitled to receive $2.1 million for research and development services revenue earned and global development co-funding.

Since inception, we have incurred significant operating losses. Our net loss was $55.0 million for the year ended December 31, 2014. As of December 31, 2014, we had an accumulated deficit of $111.1 million. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we assume control of the EZH2 program from Eisai, pay the upfront and any milestone payments provided for and achieved under the amended and restated collaboration and license agreement and assume responsibility for the funding of the program moving forward, including our ongoing Phase 1/2 clinical trial of EPZ-6438 in adult patients with advanced solid tumors or with relapsed or refractory B-cell lymphoma; initiate our planned Phase 1 clinical trial of EPZ-6438 in pediatric patients with INI1-deficient tumors, such as MRT; initiate our planned Phase 2 clinical trial of EPZ-6438 in patients with INI1-deficient tumors, such as synovial sarcoma; continue our Phase 1 clinical trials of EPZ-5676 in MLL-r adult and pediatric patients; continue the research and development of our other product candidates; seek to discover and develop additional product candidates; seek regulatory approvals for our product candidates that successfully complete clinical trials; establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any products for which we may obtain regulatory approval; maintain, expand and protect our intellectual property portfolio; hire additional clinical, quality control and scientific personnel; and add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts.

Collaborations

The key terms of our primary collaborations are as follows:

•	Celgene

In April 2012, we entered into a collaboration and license agreement with Celgene to discover, develop and commercialize, in all countries other than the United States, small molecule HMT inhibitors targeting DOT1L, including EPZ-5676, and any other HMT targets from our product platform, excluding the EZH2 HMT and targets covered by our GSK collaboration, which we refer to as the available targets.

Agreement Structure

Under the terms of the agreement, we received a $65.0 million upfront payment and $25.0 million from the sale of our series C preferred stock to an affiliate of Celgene, of which $3.0 million was considered a premium and included as collaboration arrangement consideration for a total upfront payment of $68.0 million. In addition, we recorded a $25.0 million clinical development milestone payment and $5.8 million of global development co-funding through December 31, 2014. We are also eligible to earn up to $35.0 million in additional clinical development milestone payments and up to $100.0 million in regulatory milestone payments related to DOT1L as well as up to $65.0 million in payments, including a combination of clinical development milestone payments and an option exercise fee, and up to $100.0 million in regulatory milestone payments for each available target as to which Celgene exercises its option during an initial option period ending in July 2015. Celgene has the right to extend the option period until July 2016 by making a significant option extension payment. As to DOT1L and each available target as to which Celgene may exercise its option, we retain all product rights in the United States and are eligible to receive royalties for each target at defined percentages ranging from the mid-single digits to the mid-teens on net product sales outside of the United States, subject to reductions in specified circumstances. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with pharmaceutical development, we may not receive any milestone or royalty payments from Celgene. The next potential milestone payment that we might be entitled to receive under this agreement is $35.0 million for the initiation of a pivotal clinical trial, as defined in the agreement, for our DOT1L inhibitor.

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

Collaboration Revenue

Through December 31, 2014, in addition to amounts allocated to Celgene’s purchase of shares of our series C preferred stock, we recorded a total of $98.8 million in cash and accounts receivable under the Celgene agreement, including a $3.0 million implied premium on Celgene’s purchase of our series C preferred stock. Of this amount, we recognized $9.6 million, $37.8 million and $23.9 million of collaboration revenue in the consolidated statements of operations and comprehensive loss during the years ended December 31, 2014, 2013 and 2012, respectively, and $3.9 million and $1.9 million of global development co-funding as a reduction to research and development expense during the years ended December 31, 2014 and 2013, respectively. As of December 31, 2014, we had deferred revenue of $21.7 million related to this agreement.

•	GSK

In January 2011, we entered into a collaboration and license agreement with GSK to discover, develop and commercialize novel small molecule HMT inhibitors directed to available targets from our product platform. Under the terms of the agreement, we granted GSK exclusive worldwide license rights to HMT inhibitors directed to three targets. In March 2014, we and GSK amended certain terms of this agreement for the third target, revising the license terms with respect to candidate compounds and amending the corresponding financial terms, including reallocating milestone payments and increasing royalty rates as to the third target. Additionally, as part of the research collaboration provided for in the agreement, we agreed to provide research and development services related to the licensed targets pursuant to agreed upon research plans during a research term that ended January 8, 2015, or earlier if selection of a development candidate occurred.

Agreement Structure

Under the agreement, we recorded a $20.0 million upfront payment, a $3.0 million payment upon the execution of the March 2014 agreement amendment, $6.0 million of fixed research funding, $15.0 million of preclinical research and development milestone payments and $9.0 million for research and development services through December 31, 2014. We are eligible to receive up to $18.0 million in additional preclinical research and development milestone payments, up to $109.0 million in clinical development milestone payments, up to $275.0 million in regulatory milestone payments and up to $218.0 million in sales-based milestone payments. In addition, GSK is required to pay us royalties at percentages from the mid-single digits to the low double-digits, on a licensed product-by-licensed product basis, on worldwide net product sales, subject to reductions in specified circumstances. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with pharmaceutical development, we may not receive any additional milestone payments or royalty payments from GSK. The next potential milestone payment that we might be entitled to receive under this agreement is a preclinical research and development milestone. However, due to the varying stages of development of each licensed target, we are not able to determine the next milestone that might be achieved, if any.

For each selected target in the collaboration, we were primarily responsible for research until the earlier of selection of a development candidate for the target or January 8, 2015, and GSK is solely responsible for subsequent development and commercialization. GSK provided a fixed amount of research funding during the second and third years of the research term and was obligated to provide research funding equal to 100.0% of research and development costs, subject to specified limitations, for research activities we conducted in the fourth year of the research term.

Collaboration Revenue

Through December 31, 2014, we recorded a total of $53.0 million in cash and accounts receivable under the GSK agreement. During the years ended December 31, 2014, 2013 and 2012, we recognized $25.5 million, $16.4 million and $9.7 million of collaboration revenue, respectively, under this agreement. As of December 31, 2014, we had deferred revenue of $1.4 million related to this agreement.

•	Eisai

In March 2015, we entered into an amended and restated collaboration and license agreement with Eisai, under which we reacquired worldwide rights, excluding Japan, to our EZH2 program, including EPZ-6438.

Under the amended and restated collaboration and license agreement, we will be responsible for global development, manufacturing and commercialization outside of Japan of EPZ-6438 and any other EZH2 product candidates, with Eisai retaining development and commercialization rights in Japan, as well as a right to elect to manufacture EPZ-6438 and any other EZH2 product candidates in Japan. Under the original collaboration and license agreement, we had granted Eisai an exclusive worldwide license to our small molecule HMT inhibitors directed to EZH2, including EPZ-6438, while retaining an opt-in right to co-develop, co-commercialize and share profits with Eisai as to licensed products in the United States.

Agreement Structure

Under the terms of the original agreement, we recorded a $3.0 million upfront payment, $7.0 million in preclinical research and development milestone payments, a $6.0 million clinical development milestone and $22.7 million for research and development services through December 31, 2014, for total consideration received from Eisai of $38.7 million. We were also eligible to earn up to a total of $195.0 million in clinical development, regulatory and sales-based milestone payments and to receive royalties on product sales. Upon the execution of the amended and restated collaboration agreement, we agreed to pay Eisai a $40.0 million upfront payment. We also agreed to pay Eisai up to $20.0 million in clinical development milestone payments, up to $50.0 million in regulatory milestone payments and royalties at a percentage in the mid-teens on worldwide net sales of any EZH2 product, excluding net sales in Japan. We are eligible to receive from Eisai royalties at a percentage in the mid-teens on net sales of any EZH2 product in Japan.

Under the original agreement, Eisai was solely responsible for funding all research, development and commercialization costs for licensed compounds. Under the amended agreement, we will be solely responsible for funding global development, manufacturing and commercialization costs for EZH2 compounds outside of Japan, and Eisai will be solely responsible for funding Japan-specific development and commercialization costs for EZH2 compounds. In connection with the amendment and restatement of our collaboration and license agreement with Eisai, we and Eisai have agreed upon a transition to us of ongoing development and manufacturing activities being conducted by or on behalf of Eisai.

Collaboration Revenue

Through December 31, 2014, under the terms of the original agreement, we had recorded a total of $38.7 million in cash and accounts receivable under this agreement. During the years ended December 31, 2014, 2013 and 2012, we recognized $6.3 million, $14.3 million and $11.5 million of collaboration revenue, respectively, under this agreement. As of December 31, 2014, we had no remaining deferred revenue related to this agreement.

Results of Operations for the Years Ended December 31, 2014, 2013 and 2012

Collaboration Revenue

The following is a comparison of collaboration revenue for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
	(In millions)
Collaboration revenue	$41.4	$68.5	$45.2

Our revenue consists of collaboration revenue, including amounts recognized from deferred revenue related to upfront payments for licenses or options to obtain licenses in the future, research and development services revenue earned and milestone payments earned under collaboration and license agreements with our collaboration partners.

During the year ended December 31, 2014, collaboration revenue consisted of $22.7 million recognized from deferred revenue related to upfront payments for licenses, $3.0 million in milestone revenue and $15.7 million in research and development funding. This revenue compares to $24.3 million recognized from deferred revenue related to upfront payments for licenses, $35.0 million in milestone revenue and $9.2 million in research and development funding for the year ended December 31, 2013 and to $30.2 million recognized from deferred revenue related to upfront payments for licenses, $8.0 million in milestone revenue and $7.0 million in research and development funding recognized in the year ended December 31, 2012, collectively representing a $27.1 million, or 40%, decrease in collaboration revenue in 2014 compared to 2013 and a $23.3 million, or 51%, increase in collaboration revenue in 2013 compared to 2012.

Collaboration revenue recognized from deferred revenue related to upfront payments for licenses in the year ended December 31, 2014 comprised $9.6 million under our Celgene agreement, $1.6 million under our Eisai agreement and $11.5 million under our GSK agreement as compared to $12.8 million under our Celgene agreement, $1.6 million under our Eisai agreement and $9.9 million under our GSK agreement in 2013 and $23.9 million under our Celgene agreement, $1.6 million under our Eisai agreement and $4.6 million under our GSK agreement in 2012. Milestone revenue in the year ended December 31, 2014 represents $3.0 million in preclinical research and development milestones achieved under our GSK agreement as compared to a $25.0 million clinical development milestone achieved under our Celgene agreement, a $6.0 million clinical development milestone achieved under our Eisai agreement and a $4.0 million preclinical research and development milestone achieved under our GSK agreement in 2013 and a $4.0 million preclinical research and development milestone achieved under our Eisai agreement and $4.0 million in preclinical research and development milestones achieved under our GSK agreement in 2012. Collaboration revenue recognized for research and development services in the year ended December 31, 2014 comprised $4.7 million under our Eisai agreement and $11.0 million under our GSK agreement as compared to $6.7 million under our Eisai agreement and $2.5 million under our GSK agreement in 2013 and $5.9 million under our Eisai agreement and $1.1 million under our GSK agreement in 2012.

Following the execution of the amended and restated collaboration and license agreement with Eisai, we do not expect to recognize any further amounts from Eisai, except for potential royalties on EZH2 product sales in Japan that we may receive in the future.

Research and Development

The following is a comparison of research and development expenses for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
	(In millions)
Research and development	$75.6	$57.6	$38.5

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

The following table illustrates the components of our research and development expenses:

	Year Ended December 31,
Product Program (Phase as of the latest period end)	2014	2013	2012
	(In millions)
External research and development expenses:
EPZ-6438 (Phase 1/2) and related EZH2 programs	$3.8	$3.9	$3.5
EPZ-5676 (Phase 1) and related DOT1L programs	15.2	13.3	8.0
Discovery and preclinical stage product programs, collectively	31.5	22.4	12.9
Internal research and development expenses	25.1	18.0	14.1

Total research and development expenses	$75.6	$57.6	$38.5

During the years ended December 31, 2014 and 2013, our total research and development expenses increased by $18.0 million, or 31.3%, and $19.1 million, or 49.6%, respectively, compared to the prior years, primarily due to the expansion of our product platform and the advancement of our preclinical pipeline programs. Research and development expenses for EPZ-5676 for the years ended December 31, 2014 and 2013 are net of $3.9 million and $1.9 million, respectively, of global development co-funding from Celgene.

Most of our research and development costs have been external costs, which we began tracking on a program-by-program basis in the first quarter of 2010. Our internal research and development costs are primarily compensation expenses for our full-time research and development employees. We do not track internal research and development costs on a program-by-program basis. However, by employing a multinational network of CROs, our employees are able to dedicate significant amounts of their time to the expansion and development of our product platform while managing the research performed by our CROs. Our internal research and development expenses increased by $7.1 million in 2014 as compared to 2013 and by $3.9 million in 2013 as compared to 2012 as the number of our research and development employees grew from 47 employees as of December 31, 2012 to 56 employees as of December 31, 2013 and to 63 employees as of December 31, 2014.

During the years ended December 31, 2014 and 2013, external research and development expenses for EPZ-6438 and related EZH2 programs focused on the EPZ-6438 Phase 1/2 clinical trial with expenses of $3.8 million and $3.9 million. During the year ended December 31, 2012, external research and development spending for EPZ-6438 and related EZH2 programs focused on progressing our EPZ-6438 product candidate into preclinical phases, with expenses of $3.5 million. During the years ended December 31, 2014 and 2013, external research and development expenses for EPZ-5676 and related DOT1L programs focused on the advancement of the EPZ-5676 Phase 1 clinical trial, with expenses increasing to $15.2 million and $13.3 million, respectively, including $3.9 million and $1.9 million of global development co-funding from Celgene, respectively, which is recorded as a reduction to research and development expense. During the year ended December 31, 2012, external research and development spending for EPZ-5676 and related DOT1L programs focused on the advancement of EPZ-5676, with expenses increasing to $8.0 million in the year ended December 31, 2012, principally due to spending on preclinical studies. External research and development spending for discovery and preclinical stage product programs, including the three target programs partnered with GSK, increased from $12.9 million for the year ended December 31, 2012 to $22.4 million for the year ended December 31, 2013 and to $31.5 million for the year ended December 31, 2014, as we advanced the research and development of these programs.

External research and development spending from January 1, 2010 through December 31, 2014 was $47.7 million for EPZ-5676 and related DOT1L programs and $16.6 million for EPZ-6438 and related EZH2 programs. We did not maintain program-specific external cost information prior to January 1, 2010.

We expect that research and development expenses will increase significantly in 2015, as we assume responsibility for funding of the planned clinical trials of EPZ-6438.

General and Administrative

The following is a comparison of general and administrative expenses for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
	(In millions)
General and administrative	$20.9	$14.0	$7.5

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

For the year ended December 31, 2014, our general and administrative expenses increased by $6.9 million, or 49%, compared to the year ended December 31, 2013, primarily related to additional professional fees, insurance and other costs associated with public company operation as well as increased stock-based compensation expense, intellectual property-related legal services and other costs to support our growing organization.

For the year ended December 31, 2013, our general and administrative expenses increased by $6.5 million, or 87%, compared to the year ended December 31, 2012, primarily related to additional professional fees, insurance and other costs associated with public company operation as well as increased stock-based compensation expense and other costs to support our growing organization, as we grew from 15 general and administrative employees as of December 31, 2012 to 18 general and administrative employees as of December 31, 2013.

We expect that general and administrative expenses will be relatively consistent in 2015, as compared to 2014.

Other Income (Expense), Net

Other income (expense), net consists of interest income earned on our cash equivalents, offset by interest and other expense. Other income, net recorded in the year ended December 31, 2014 primarily reflects interest income earned on our cash equivalents and other income recorded from tax incentive award received in 2013. Other expense, net recorded in the year ended December 31, 2013 primarily reflects the recognition of interest expense on a contract termination obligation that we incurred in the second quarter of 2012 and paid in full in the second quarter of 2013. Other income, net recorded in the year ended December 31, 2012 primarily reflects interest income earned on our cash equivalents, partially offset by the recognition of interest expense on the contract termination obligation that we incurred in the second quarter of 2012.

Income Tax Expense

Income tax expense for the year ended December 31, 2014 reflects adjustments identified in 2014 related to the year ended December 31, 2013 in the course of preparing the 2013 income tax returns. Income tax expense for the year ended December 31, 2013 consisted primarily of current federal tax expense, as we were able to utilize all of our federal and state net operating loss carryforwards to offset the majority of our taxable income for the year. Income tax expense for the year ended December 31, 2012 consisted solely of current state tax expense, as we were able to utilize federal net operating loss carryforwards to fully offset federal taxable income for the year.

Accretion of Preferred Stock

Our redeemable convertible preferred stock automatically converted into common stock upon the closing of our initial public offering in June 2013. Our preferred stock was redeemable beginning in 2017 at its original issue prices per share plus any declared but unpaid dividends upon a specified vote of the preferred stockholders.

Accretion of preferred stock reflected the periodic accretion of issuance costs and premiums on each series of preferred stock, where applicable, to their respective redemption values. We recorded $0.3 million of accretion in the year ended December 31, 2013, until the conversion into common stock, as well as $0.5 million of accretion in the year ended December 31, 2012. As a result of this conversion, as of December 31, 2013, we did not have any preferred stock outstanding and will not record any additional accretion of preferred stock related to the shares of redeemable convertible preferred stock previously issued.

Liquidity and Capital Resources

In February 2014, we completed a public offering of 3,673,901 shares of our common stock, at a price of $29.25 per share. We received net proceeds before expenses from this offering of $101.3 million after deducting underwriting discounts and commissions paid by us.

Since our inception and through December 31, 2014, we have raised an aggregate of $448.5 million to fund our operations, of which $188.7 million was non-equity funding through our collaboration agreements, $183.8 million was from the sale of common stock in our public offerings and $76.0 million was from the sale of preferred stock. In addition, as of December 31, 2014, we were entitled to receive $2.1 million for research and development services revenue earned and global development co-funding. As of December 31, 2014, we had $190.1 million in cash and cash equivalents.

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

Funding Requirements

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third party clinical research and development services, laboratory and related supplies, clinical costs, our potential future milestone payment obligations to Eisai under the amended Eisai collaboration agreement, legal and other regulatory expenses and general overhead costs. We believe our multinational network of CROs provides us with flexibility in managing our spending and limits our cost commitments at any point in time.

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

Outlook

Based on our research and development plans and our timing expectations related to the progress of our programs, we believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements through the first quarter of 2016, without giving effect to any potential option exercise fees or milestone payments we may receive under our collaboration agreements. We have based this estimate on assumptions that may prove to be wrong, particularly as the process of testing drug candidates in clinical trials is costly and the timing of progress in these trials is uncertain. As a result, we could use our capital resources sooner than we expect.

Cash Flows

The following is a summary of cash flows for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
	(In millions)
Net cash (used in) provided by operating activities	$(35.4)	$(53.7)	$44.2
Net cash used in investing activities	(2.2)	(0.6)	(1.4)
Net cash provided by financing activities	104.1	79.9	21.9

Net Cash (Used in) Provided by Operating Activities

Net cash used in operating activities was $35.4 million during the year ended December 31, 2014 compared to $53.7 million during the year ended December 31, 2013. The decrease in net cash used in operating activities reflects the receipt in 2014 of $53.2 million in non-equity funding under our collaborations, including $32.0 million in milestone payments, $3.0 million in upfront payments and $18.2 million in research reimbursements, during the year ended December 31, 2014, offset by spend in our research and development and general and administrative activities during the year ended December 31, 2014, as compared to the receipt in 2013 of $16.0 million in non-equity funding under our collaborations. Net cash used in operating activities was $53.7 million during the year ended December 31, 2013 compared to net cash provided by operating activities of $44.2 million during the year ended December 31, 2012. The change from net cash provided by operating activities in 2012 to net cash used in operating activities during the year ended December 31, 2013 reflects a $68.0 million upfront payment received from Celgene and allocated to our collaboration agreement in April 2012, as well as increased spending in 2013.

Net Cash Used in Investing Activities

Net cash used in investing activities relates to the purchase of property and equipment. Purchases of property and equipment in 2014 consisted principally of purchases to support expansion of and improvements in our technology infrastructure, whereas property and equipment purchases in 2013 were primarily maintenance capital. Purchases of property and equipment in 2012 consisted primarily of purchases of laboratory equipment, due to the growth of our research and development activities, and office furniture and equipment, related to our move to a larger office and laboratory facility in November 2012.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $104.1 million during the year ended December 31, 2014 primarily reflects net cash received from our February 2014 public offering of our common stock as well as cash received from stock option exercises and the purchase of shares under our employee stock purchase plan. Net cash provided by financing activities of $79.9 million during the year ended December 31, 2013 primarily reflects cash received from our initial public offering. Net cash provided by financing activities during the year ended December 31, 2012 primarily related to the sale of 9.8 million shares of series C preferred stock to an affiliate of Celgene for proceeds of $25.0 million, of which $3.0 million was considered to be a premium and was allocated to the deliverables under the collaboration agreement, resulting in $22.0 million being allocated to the series C preferred stock.

Contractual Obligations and Contingent Liabilities

The following summarizes our significant contractual obligations as of December 31, 2014:

Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(In thousands)
Real estate leases	$8,061	$2,687	$5,374	$—	$—
Equipment leases	1,995	665	1,330	—	—

Total obligations	$10,056	$3,352	$6,704	$—	$—

•	Leases. Real estate leases represent future minimum lease payments under non-cancelable operating leases in effect as of December 31, 2014, including the remaining payments under our operating lease for our current office and laboratory facility in Cambridge, Massachusetts, which was amended in September 2013 to include additional office space. Equipment leases include capital and operating leases relating to IT equipment and related storage space. The minimum lease payments above do not include common area maintenance charges or real estate taxes to the extent applicable.

In March 2015, we entered into an amended and restated collaboration and license agreement with Eisai under which we reacquired worldwide rights, excluding Japan, to our EZH2 program, including EPZ-6438. Under the amended and restated collaboration and license agreement, we agreed to be responsible for global development, manufacturing and commercialization outside of Japan for EPZ-6438 and any other EZH2 product candidates, with Eisai retaining development and commercialization rights in Japan, as well as a right to elect to manufacture EPZ-6438 and any other EZH2 product candidates in Japan. In connection with this agreement, we agreed to pay Eisai an upfront payment of $40.0 million, specified milestone payments based on our development and commercialization of EZH2 products outside of Japan and royalties on net sales of EZH2 products outside of Japan. We also agreed to be responsible for $8.5 million of the remaining milestone payments payable under the Roche companion diagnostic agreement.

The contractual obligations table does not include:

•	Any potential future milestones or royalties payable to Eisai under the amended collaboration and license agreement.

•	Any of the remaining $8.5 million in potential future milestones payable to Roche under the companion diagnostic agreement, the obligation of which to pay we assumed in March 2015.

•	Any potential future milestone or royalty payments we may be required to make under our license agreement with the University of North Carolina, under which we were granted an exclusive worldwide license to specified patent rights and a non-exclusive worldwide license to specified know-how and biological materials.

•	Any potential future milestone or royalty payments we may be required to make under a non-exclusive license to patent related to an excipient in the formulation of a therapeutic product candidate due to the uncertainty of the occurrence of the events requiring payment under these agreements.

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

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 amends ASC 205-40, Presentation of Financial Statements—Going Concern, by providing guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements, including requiring management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements and providing certain disclosures if there is substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 will be effective for us for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. We are still evaluating the impact of this ASU on our condensed consolidated financial statements; however, it is disclosure-only in nature.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2014, we had cash equivalents of $184.3 million consisting of interest-bearing money market accounts and prime money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of these investments, an immediate 100 basis point change in interest rates at levels as of December 31, 2014 would not have a material effect on the fair market value of our cash equivalents.

We contract with CROs and manufacturers internationally. Transactions with these providers are predominantly settled in U.S. dollars and, therefore, we believe that we have only minimal exposure to foreign currency exchange risks. We do not hedge against foreign currency risks.

Item 8. Financial Statements and Supplementary Data

The information required by this item may be found on pages F-2 through F-32 as listed below, including the quarterly information required by this item.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2014. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2014, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our management including our principal executive officer and principal financial officer by others, particularly during the period in which this report was prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework (2013). Based on its assessment, management believes that, as of December 31, 2014, our internal control over financial reporting is effective based on those criteria.

Changes in Internal Controls over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated by reference from our definitive proxy statement relating to our 2015 annual meeting of stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, also referred to in this Annual Report on Form 10-K as our 2015 Proxy Statement, which we expect to file with the SEC no later than April 30, 2015.

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding our directors, including the audit committee and audit committee financial experts, and executive officers and compliance with Section 16(a) of the Exchange Act will be included in our 2015 Proxy Statement and is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by this item regarding executive compensation will be included in our 2015 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item regarding security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans will be included in our 2015 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item regarding certain relationships and related transactions and director independence will be included in our 2015 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item regarding principal accounting fees and services will be included in our 2015 Proxy Statement and is incorporated herein by reference.

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

Dated: March 12, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Robert J. Gould	President, Chief Executive Officer, Director	March 12, 2015
Robert J. Gould, Ph.D.	(Principal Executive Officer)

/s/ Andrew E. Singer	Executive Vice President of Finance and Administration, Chief Financial Officer and Treasurer	March 12, 2015
Andrew E. Singer	(Principal Financial and Accounting Officer)

/s/ Andrew R. Allen	Director	March 12, 2015
Andrew R. Allen, M.D., Ph.D.

/s/ Kenneth Bate	Director	March 12, 2015
Kenneth Bate

/s/ Carl Goldfischer	Director	March 12, 2015
Carl Goldfischer, M.D.

/s/ David M. Mott	Director	March 12, 2015
David M. Mott

/s/ Richard F. Pops	Director	March 12, 2015
Richard F. Pops

/s/ Beth Seidenberg	Director	March 12, 2015
Beth Seidenberg, M.D.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of the Registrant (1)

3.2	Amended and Restated Bylaws of the Registrant (2)

4.2	Amended and Restated Investor Rights Agreement dated as of April 2, 2012 (4)

10.1+	2008 Stock Incentive Plan (4)

10.2+	Form of Incentive Stock Option Agreement under 2008 Stock Incentive Plan (4)

10.3+	Form of Nonstatutory Stock Option Agreement under 2008 Stock Incentive Plan (4)

10.4+	Form of Restricted Stock Agreement under 2008 Stock Incentive Plan (4)

10.5+	2013 Stock Incentive Plan (2)

10.6+	Form of Incentive Stock Option Agreement under 2013 Stock Incentive Plan (2)

10.7+	Form of Nonstatutory Stock Option Agreement under 2013 Stock Incentive Plan (2)

10.8+	Form of Restricted Stock Agreement under 2013 Stock Incentive Plan (2)

10.9+	Form of Restricted Stock Unit Agreement under 2013 Stock Incentive Plan (14)

10.10+	2013 Employee Stock Purchase Plan (2)

10.11+	Executive Severance and Change in Control Plan (2)

10.12†	Collaboration and License Agreement dated as of January 8, 2011 by and between the Registrant and Glaxo Group Limited (3)

10.13+	Employment Offer Letter dated April 3, 2013 by and between the Registrant and Robert J. Gould, Ph.D. (2)

10.14+	Employment Offer Letter dated April 3, 2013 by and between the Registrant and Jason P. Rhodes (2)

10.15+	Employment Offer Letter dated April 3, 2013 by and between the Registrant and Robert A. Copeland, Ph.D. (2)

10.16+	Employment Offer Letter dated April 3, 2013 by and between the Registrant and Eric E. Hedrick, M.D. (2)

10.17+	Employment Offer Letter dated September 8, 2014 by and between the Registrant and Peter T.C. Ho, M.D., Ph.D. (12)

10.18+	Employment Offer Letter dated January 28, 2015 by and between the Registrant and Andrew E. Singer (13)

10.19	Form of Director and Officer Indemnification Agreement (2)

10.20†	Collaboration and License Agreement dated as of April 1, 2011 by and between the Registrant and Eisai Co., Ltd. (3)

10.21†	License and Collaboration Agreement dated as of April 2, 2012 by and between the Registrant and Celgene International Sàrl and Celgene Corporation (3)

10.22†	Companion Diagnostics Agreement dated as of December 18, 2012 between the Registrant and Eisai Co., Ltd. on the one side and Roche Molecular Systems, Inc. on the other side (3)

Exhibit Number	Description of Exhibit

10.23	Letter Agreement by and between the Registrant and Eisai Co., Ltd. dated as of December 21, 2012 relating to Companion Diagnostics Agreement (4)

10.24†	License Agreement dated January 7, 2008 between The University of North Carolina at Chapel Hill and the Registrant (3)

10.25†	Development and Commercialization Agreement dated February 28, 2013 between the Registrant and Abbott Molecular Inc. (3)

10.26†	Amendment to Collaboration and License Agreement dated as of July 31, 2012 by and between the Registrant and Eisai Co. Ltd. (3)

10.27	Lease dated as of February 22, 2011 by and between the Registrant and BMR-325 Vassar Street LLC (4)

10.28	Lease Agreement dated as of June 15, 2012 between the Registrant and ARE-TECH Square, LLC (4)

10.29	Non-Employee Director Compensation Program (3)

10.30	Amendment to Lease Agreement dated as of September 30, 2013 between the Registrant and ARE-TECH Square, LLC (5)

10.31†	First Amendment to the Companion Diagnostics Agreement dated October 23, 2013 between the Registrant and Eisai Co. Ltd. On the one side and Roche Molecular Systems, Inc. on the other side (6)

10.32†	Amendment No. 1 to the License and Collaboration Agreement dated October 8, 2013 between the Registrant and Celgene International Sàrl and Celgene Corporation (6)

10.33†	Amendment to Collaboration and License Agreement dated as of July 23, 2013 by and between the Registrant and Glaxo Group Limited (7)

10.34†	Amendment to Collaboration and License Agreement dated as of February 24, 2014 by and between the Registrant and Glaxo Group Limited (8)

10.35†	Amendment to Collaboration and License Agreement dated as of March 18, 2014 by and between the Registrant and Glaxo Group Limited (8)

10.36†	Amendment to Collaboration and License Agreement dated as of April 17, 2014 by and between the Registrant and Glaxo Group Limited (9)

10.37¥	Amendment to Collaboration and License Agreement dated as of October 1, 2014 by and between the Registrant and Glaxo Group Limited (14)

10.38	Consulting agreement dated as of September 2, 2014 by and between the Registrant and Jason P. Rhodes (10)

10.39	Consulting agreement dated as of October 27, 2014 by and between the Registrant and Eric E. Hedrick (11)

10.40	Amendment to consulting agreement dated as of December 19, 2014 by and between the Registrant and Eric E. Hedrick (14)

21.1	Subsidiaries of the Registrant (4)

23.1	Consent of Ernst & Young LLP (14)

23.2	Consent of Clarion Healthcare, LLC (14)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (14)

Exhibit Number	Description of Exhibit

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (14)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by Robert J. Gould, Ph.D., President and Chief Executive Officer of the Company, and Andrew E. Singer, Executive Vice President of Finance and Administration, Chief Financial Officer and Treasurer of the Company. (14)

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

+	Management compensatory agreement.
†	Confidential treatment has been granted as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.
¥	Confidential treatment requested as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.
(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-35945) filed with the Securities and Exchange Commission on June 7, 2013.
(2)	Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-187892) filed with the Securities and Exchange Commission on April 26, 2013.
(3)	Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-187982) filed with the Securities and Exchange Commission on May 13, 2013.
(4)	Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-187982) filed with the Securities and Exchange Commission on April 18, 2013.
(5)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 23, 2013.
(6)	Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-193569) filed with the Securities and Exchange Commission on January 27, 2014.
(7)	Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-193569) filed with the Securities and Exchange Commission on January 28, 2014.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-35945) filed with the Securities and Exchange Commission on April 22, 2014.
(9)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 14, 2014.
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-35945) filed with the Securities and Exchange Commission on September 2, 2014.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-35945) filed with the Securities and Exchange Commission on October 27, 2014.
(12)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2014.
(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-35945) filed with the Securities and Exchange Commission on February 3, 2015.
(14)	Filed with this Annual Report on Form 10-K.

EPIZYME, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Epizyme, Inc.

We have audited the accompanying consolidated balance sheets of Epizyme, Inc. (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive loss, redeemable convertible preferred stock and stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Epizyme, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 12, 2015

EPIZYME, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except share and per share data)

	December 31, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$190,095	$123,564
Accounts receivable	2,075	33,667
Prepaid expenses and other current assets	2,840	2,421

Total current assets	195,010	159,652
Property and equipment, net	3,620	2,157
Restricted cash and other assets	573	1,179

Total Assets	$199,203	$162,988

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$8,300	$4,698
Accrued expenses	7,043	6,632
Current portion of deferred revenue	1,702	23,243

Total current liabilities	17,045	34,573
Deferred revenue, net of current portion	21,449	23,629
Other long-term liabilities	427	473
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.0001 par value; 125,000,000 shares authorized; 34,426,012 shares and 28,494,447 shares issued, respectively; 34,426,012 shares and 28,488,892 shares outstanding, respectively	3	3
Additional paid-in capital	271,364	160,390
Accumulated deficit	(111,085)	(56,080)

Total stockholders’ equity	160,282	104,313

Total Liabilities and Stockholders’ Equity	$199,203	$162,988

See notes to consolidated financial statements.

EPIZYME, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Amounts in thousands except per share data)

	Year Ended December 31,
	2014	2013	2012
Collaboration revenue	$41,411	$68,482	$45,222
Operating expenses:
Research and development	75,595	57,567	38,482
General and administrative	20,866	14,042	7,508

Total operating expenses	96,461	71,609	45,990
Operating loss	(55,050)	(3,127)	(768)
Other income (expense):
Interest income	95	74	145
Other income (expense), net	59	(81)	(78)

Other income (expense), net	154	(7)	67

Loss before income taxes	(54,896)	(3,134)	(701)
Income tax expense	109	349	1

Net loss	$(55,005)	$(3,483)	$(702)

Less: accretion of redeemable convertible preferred stock to redemption value	—	264	486

Loss allocable to common stockholders	$(55,005)	$(3,747)	$(1,188)

Loss per share allocable to common stockholders:
Basic	$(1.67)	$(0.22)	$(0.72)
Diluted	$(1.67)	$(0.22)	$(0.72)
Weighted average shares outstanding:
Basic	33,027	17,049	1,645
Diluted	33,027	17,049	1,645
Comprehensive loss	$(55,005)	$(3,483)	$(702)

See notes to consolidated financial statements.

EPIZYME, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(55,005)	$(3,483)	$(702)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	742	703	847
Stock-based compensation	6,864	2,819	689
Loss on disposal of property and equipment	2	—	35
Changes in operating assets and liabilities:
Accounts receivable	31,592	(31,838)	44
Prepaid expenses and other current assets	(419)	(1,495)	(607)
Accounts payable	3,611	1,641	469
Accrued expenses	411	2,304	2,667
Deferred revenue	(23,721)	(22,573)	39,628
Restricted cash and other assets	606	(433)	(415)
Other long-term liabilities	(46)	(1,379)	1,499

Net cash (used in) provided by operating activities	(35,363)	(53,734)	44,154

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,216)	(630)	(1,482)
Proceeds from property insurance claim	—	—	37

Net cash used in investing activities	(2,216)	(630)	(1,445)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of redeemable convertible preferred stock	—	—	21,961
Proceeds from public offering, net of commissions	101,283	82,491	—
Proceeds from stock options exercised	2,736	277	8
Excess tax benefit from stock option plan	17	28	—
Issuance of shares under employee stock purchase plan	454	—	—
Payment of redeemable convertible preferred stock issuance costs	—	—	(38)
Payment of common stock offering costs	(649)	(2,849)	—
Proceeds from reimbursement of common stock offering costs	269	—	—

Net cash provided by financing activities	104,110	79,947	21,931

Net increase in cash and cash equivalents	66,531	25,583	64,640
Cash and cash equivalents, beginning of period	123,564	97,981	33,341

Cash and cash equivalents, end of period	$190,095	$123,564	$97,981

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Purchases of property and equipment unpaid at period end	81	90	—
Conversion of redeemable convertible preferred stock to common stock	—	76,420	—
Accretion of redeemable convertible preferred stock to redemption value	—	264	486
Vesting of restricted stock liability	—	—	9
Cash paid for income taxes	963	8	92

See notes to consolidated financial statements.

EPIZYME, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY

(Amounts in thousands except share data)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Equity	Redeemable Convertible Preferred Stock
	Shares	Amount					Shares	Carrying Value
Balance at December 31, 2011	1,645,729	—	—	1,251	(51,895)	(50,644)	52,095,243	53,747
Issuance of Series C redeemable convertible preferred stock (net of issuance costs of $38)	—	—	—	—	—	—	9,803,922	21,923
Exercise of stock options	15,800	—	—	8	—	8	—	—
Vesting of restricted common stock issued to non-employees	—	—	—	9	—	9	—	—
Stock-based compensation	33,333	—	—	689	—	689	—	—
Accretion of redeemable convertible preferred stock to redemption value	—	—	—	(486)	—	(486)	—	486
Net loss	—	—	—	—	(702)	(702)	—	—

Balance at December 31, 2012	1,694,862	$—	$—	$1,471	$(52,597)	$(51,126)	61,899,165	$76,156
Issuance of common stock (net of commissions and offering costs of $2,849)	5,913,300	1	—	79,641	—	79,642	—	—
Exercise of stock options	253,239	—	—	277	—	277	—	—
Stock-based compensation	—	—	—	2,819	—	2,819	—	—
Excess tax benefit from stock option plan	—	—	—	28	—	28	—	—
Accretion of redeemable convertible preferred stock to redemption value	—	—	—	(264)	—	(264)	—	264
Conversion of redeemable convertible preferred stock to common stock	20,633,046	2	—	76,418	—	76,420	(61,899,165)	(76,420)
Retirement of treasury stock	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	(3,483)	(3,483)

Balance at December 31, 2013	28,494,447	$3	$—	$160,390	$(56,080)	$104,313	—	$—
Issuance of common stock (net of commissions and offering costs of $380)	3,673,901	—	—	100,903	—	100,903	—	—
Exercise of stock options	2,239,643	—	—	2,736	—	2,736	—	—
Stock-based compensation	—	—	—	6,864	—	6,864	—	—
Excess tax benefit from stock option plan	—	—	—	17	—	17	—	—
Issuance of shares under employee stock purchase plan	18,021	—	—	454	—	454	—	—
Net loss	—	—	—	—	(55,005)	(55,005)	—	—

Balance at December 31, 2014	34,426,012	$3	$—	$271,364	$(111,085)	$160,282	—	$—

See notes to consolidated financial statements.

EPIZYME, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company

Epizyme, Inc. (collectively referred to with its wholly owned, controlled subsidiary, Epizyme Securities Corporation, as “Epizyme” or the “Company”) is a clinical stage biopharmaceutical company that discovers, develops and plans to commercialize novel epigenetic therapies for cancer patients. The Company has built a proprietary product platform that it uses to create small molecule inhibitors of a 96-member class of enzymes known as histone methyltransferases (“HMTs”). Genetic alterations can result in changes to the activity of HMTs, making them oncogenic. The Company’s therapeutic strategy is to inhibit oncogenic HMTs to treat the underlying causes of the associated cancers.

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

In February 2014, the Company completed a public offering of its common stock, which resulted in the sale of 3,673,901 shares, including all additional shares available to cover over-allotments, at a price of $29.25 per share. The Company received net proceeds before expenses from this offering of $101.3 million after deducting underwriting discounts and commissions paid by the Company. Following this transaction, the Company’s total issued common stock as of December 31, 2014 was 34,426,012 shares.

The significant increases in shares outstanding in June 2013 and February 2014 are expected to impact the year-over-year comparability of the Company’s (loss) earnings per share calculations through 2015.

The Company has generated an accumulated deficit of $111.1 million through December 31, 2014 and will require substantial additional capital to fund its research and development. It is subject to risks common to companies in the biotechnology industry, including, but not limited to, risks of failure of preclinical studies and clinical trials, the need to obtain marketing approval for its product candidates, the need to successfully commercialize and gain market acceptance of its product candidates, dependence on key personnel, protection of proprietary technology, compliance with government regulations, development by competitors of technological innovations and ability to transition from pilot-scale manufacturing to large-scale production of products.

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

The Company’s financial instruments as of December 31, 2014 and 2013 consisted primarily of cash and cash equivalents, accounts receivable and accounts payable. As of December 31, 2014 and 2013, the Company’s financial assets recognized at fair value consisted of the following:

	Fair Value as of December 31, 2014
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents	$184,257	$184,257	$—	$—

Total	$184,257	$184,257	$—	$—

	Fair Value as of December 31, 2013
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents	$121,424	$121,424	$—	$—

Total	$121,424	$121,424	$—	$—

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. As of December 31, 2014 and 2013, cash equivalents consisted of interest-bearing money market accounts and prime money market funds.

Accounts Receivable

Accounts receivable are amounts due from collaboration partners as a result of research and development services provided, reimbursements under equally co-funded global development arrangements or milestones achieved but not yet paid. The Company considered the need for an allowance for doubtful accounts and has concluded that no allowance was needed as of December 31, 2014 or 2013, as the estimated risk of loss on its accounts receivable was determined to be minimal.

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

As of December 31, 2014 and 2013, three collaboration partners, Celgene Corporation (“Celgene”), Eisai Co. Ltd. (“Eisai”) and Glaxo Group Limted (an affiliate of GlaxoSmithKline) (“GSK”) accounted for all of the Company’s accounts receivable. Refer to Note 9, Collaborations, for additional information regarding the Company’s collaboration agreements.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets to be held and used, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets or asset group may not be recoverable. No such impairments were recorded during 2014, 2013 or 2012.

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

Segment Information

The Company operates as one reportable business segment: the discovery and development of novel epigenetic therapies for cancer patients.

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

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 amends ASC 205-40, Presentation of Financial Statements—Going Concern, by providing guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements, including requiring management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements and providing certain disclosures if there is substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 will be effective for the Company for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. The Company is still evaluating the impact of this ASU on its condensed consolidated financial statements; however, it is disclosure-only in nature.

3. Property and Equipment, net

Property and equipment, net consists of the following:

	December 31,
	2014	2013
	(In thousands)
Laboratory equipment	$3,456	$2,981
Office furniture and equipment	2,971	1,293
Leasehold improvements	473	430

Property and equipment	6,900	4,704
Less: accumulated depreciation and amortization	(3,280)	(2,547)

Property and equipment, net	$3,620	$2,157

Depreciation and amortization expense was $0.7 million, $0.7 million and $0.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.

4. Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2014	2013
	(In thousands)
Employee compensation and benefits	$2,623	$2,607
Contract termination obligation	—	355
Research and development and professional expenses	4,420	3,670

Accrued expenses	$7,043	$6,632

Contract termination obligation includes estimated lease exit charges related to the Company’s former facility at 325 Vassar Street in Cambridge, Massachusetts. As of December 31, 2013, the Company had a recorded contract termination obligation of $0.4 million. During 2014, the Company made cash payments of $0.9 million and recorded sublease income of $0.5 million. There was no remaining contract termination obligation as of December 31, 2014.

5. Income Taxes

The Company’s losses before income taxes consist solely of domestic losses. Income tax expense for the year ended December 31, 2014 consisted primarily of return-to-provision adjustments identified related to the year ended December 31, 2013. Income tax expense for the year ended December 31, 2013 consisted primarily of current federal tax expense as the Company was able to utilize all of its federal and state net operating loss carryforwards to offset the majority of its taxable income for the year. Income tax expense for the year ended

December 31, 2012 consisted solely of current state expense as the Company was able to utilize federal net operating loss carryforwards to fully offset federal taxable income for the year. The Company had no deferred income tax expense for the years ended December 31, 2014, 2013 or 2012.

A reconciliation of the federal statutory income tax rate and the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2014	2013	2012
Federal statutory income tax rate	34.0%	34.0%	34.0%
State income taxes	4.9	5.2	5.1
Research and development and other tax credits	13.6	115.8	68.6
Permanent items	(5.2)	(18.3)	(41.7)
Change in valuation allowance	(44.3)	(140.7)	(60.9)
Return-to-provision adjustments	(3.1)	1.0	3.6
Change in deferred taxes	—	(9.6)	(9.0)
Other	(0.1)	1.5	0.2

Effective income tax rate	(0.2)%	(11.1)%	(0.1)%

Deferred Tax Assets (Liabilities)

The Company’s deferred tax assets (liabilities) consist of the following:

	December 31,
	2014	2013
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$24,166	$—
Research and development and other credit carryforwards	11,776	4,499
Capitalized start-up costs	2,317	2,518
Capitalized research and development costs	361	465
Deferred revenue	8,869	16,748
Accruals and allowances	1,095	1,111
Other	2,336	1,247

Gross deferred tax assets	50,920	26,588
Deferred tax asset valuation allowance	(50,608)	(26,289)

Total deferred tax assets	312	299

Deferred tax liabilities:
Depreciation and other	(312)	(299)

Total deferred tax liabilities	(312)	(299)

Net deferred tax asset (liability)	$—	$—

The Company evaluated the expected recoverability of its net deferred tax assets as of December 31, 2014 and 2013 and determined that there was insufficient positive evidence to support the recoverability of these net deferred tax assets, concluding it is more likely than not that its net deferred tax assets would not be realized in the future; therefore the Company has provided a full valuation allowance against its net deferred tax asset balance as of December 31, 2014 and 2013. The valuation allowance increased by $24.3 million in 2014 compared to 2013.

As of December 31, 2014, the Company had operating loss carryforwards of approximately $112.3 million and $115.7 million available to offset future taxable income for United States federal and state income tax purposes, respectively. The United States federal tax operating loss carryforwards expire commencing in 2029. The state tax operating loss carryforwards expire commencing in 2031. Additionally, as of December 31, 2014 the Company had research and development tax credit carryforwards of approximately $4.6 million and $1.4 million available to be used as a reduction of federal income taxes and state income taxes, respectively, which expire at various dates from 2024 through 2034, as well as federal orphan drug tax credit carryforwards of $9.1 million, which would expire at various dates from 2033 through 2034, and a $0.4 million federal alternative minimum tax credit. The federal tax credit carryforwards include approximately $0.4 million related to excess tax benefits, which have been included in the gross deferred tax asset reflected for research and development and other credit carryforwards. This amount will be recorded as an increase to additional paid-in capital on the consolidated balance sheet when the excess benefits are realized.

The Company’s ability to use its operating loss carryforwards and tax credits to offset future taxable income is subject to restrictions under Section 382 of the United States Internal Revenue Code (the “Internal Revenue Code”). These restrictions may limit the future use of the operating loss carryforwards and tax credits if certain ownership changes described in the Internal Revenue Code occur. Future changes in stock ownership may occur that would create further limitations on the Company’s use of the operating loss carryforwards and tax credits. In such a situation, the Company may be required to pay income taxes, even though significant operating loss carryforwards and tax credits exist.

Uncertain Tax Positions

The following is a rollforward of the Company’s unrecognized tax benefits:

	December 31,
	2014	2013
	(In thousands)
Unrecognized tax benefits - as of beginning of year	$1,829	$—
Gross increases - tax positions of prior periods	(66)	1,217
Gross increases - current period tax positions	1,299	612

Unrecognized tax benefits - as of end of year	$3,062	$1,829

None of the Company’s unrecognized tax benefits would result in income tax expense or impact the Company’s effective tax rate if recognized. Prior to 2013, the Company had no recorded unrecognized tax benefits. The Company had no accrued tax-related interest or penalties as of December 31, 2014 or 2013.

The Company files income tax returns in the U.S. federal tax jurisdiction and Massachusetts and Indiana state tax jurisdictions. Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available.

6. Commitments and Contingencies

Commitments

In June 2012, the Company entered into an agreement to lease office and laboratory space at Technology Square in Cambridge, Massachusetts under an operating lease agreement with a term through November 30, 2017, with an option to extend the term of the lease for an additional five-year period at the then-current market rent, as defined in the lease. With the execution of this lease, the Company was required to provide a $0.5 million letter of credit as a security deposit. The Company has recorded cash held to secure this letter of credit as restricted cash in restricted cash and other assets on the consolidated balance sheet. The Company recognizes rent expense, inclusive of escalation charges, on a straight-line basis over the initial term of the lease agreement. The Company began recognizing rent expense related to the Technology Square lease in December 2012, when the Company gained access to the leased space. In September 2013, the Company entered into an amendment to the Technology Square lease, under which the Company leased additional office space. In the fourth quarter of 2014, the Company entered into three new leases relating to the lease of IT equipment and storage space. These leases have three year terms generally commencing in 2015.

The Company’s contractual commitments under these leases, excluding common area maintenance charges and real estate taxes, as of December 31, 2014 are as follows:

	Total	2015	2016	2017
	(In thousands)
Leases:
Real estate	$8,061	$2,687	$2,765	$2,609
Equipment	1,996	665	666	665

Total commitments	$10,057	$3,352	$3,431	$3,274

Rent expense, excluding contract termination costs related to the Vassar Street lease described in Note 4, Accrued Expenses, was $2.5 million, $2.0 million and $1.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Contingencies

In January 2008, the Company entered into a license agreement with a university to obtain an exclusive license to certain patents and patent applications related to the Company’s technology (the “License Agreement”). In connection with the License Agreement, the Company is required to pay up to $1.9 million upon the achievement of specified research, development and regulatory milestones. The milestone payments are due within 60 days following the occurrence of each milestone event. In addition, the Company may be required to pay royalties in the low single-digits on worldwide net product sales of screening method technologies and related materials, but not on any drugs, during the term of the License Agreement. The Company has paid milestones of $0.1 million under the License Agreement as of December 31, 2014. The next potential milestone payment that the Company might be obligated to pay is $0.2 million that would be payable upon the initiation of a Phase 2 clinical trial for any product developed under the License Agreement.

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

The differences between the respective redemption values and carrying values were being accreted over the period from the date of issuance to the earliest possible redemption date. For the years ended December 31, 2013 and 2012, the Company recorded $0.3 million and $0.5 million of accretion of redeemable convertible preferred stock to redemption value, respectively. In connection with the closing of the Company’s IPO, all of the Company’s outstanding Preferred Stock automatically converted to common stock at a one-for-three ratio as of June 5, 2013.

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

As of December 31, 2014, a total of 4,698,476 shares of common stock were reserved for issuance upon (i) the exercise of outstanding stock options and (ii) the issuance of stock awards under the Company’s 2013 Stock Incentive Plan and 2013 Employee Stock Purchase Plan.

9. Collaborations

Celgene

Overview

In April 2012, the Company entered into a collaboration and license agreement with Celgene to discover, develop and commercialize, in all countries other than the United States, small molecule HMT inhibitors targeting the DOT1L HMT, including the Company’s product candidate EPZ-5676, and any other HMT targets from the Company’s platform, excluding targets covered by the Company’s two other existing therapeutic collaborations (the “available targets”).

Under the terms of the agreement, the Company received a $65.0 million upfront payment and $25.0 million from the sale of Series C Preferred Stock to an affiliate of Celgene, of which $3.0 million was considered a premium and included as collaboration arrangement consideration for a total upfront payment of $68.0 million. In addition, the Company has recorded a $25.0 million clinical development milestone payment and $5.8 million of global development co-funding through December 31, 2014. The Company is also eligible to earn up to $35.0 million in additional substantive clinical development milestone payments and up to $100.0 million in substantive regulatory milestone payments related to DOT1L as well as up to $65.0 million in payments, including a combination of substantive clinical development milestone payments and an option exercise fee for each selected target, and up to $100.0 million in substantive regulatory milestone payments for each available target as to which Celgene exercises its option during an initial option period ending in July 2015. Celgene has the right to extend the option period until July 2016 by making a significant option extension payment. As to DOT1L and each available target as to which Celgene exercises its option, the Company retains all product rights in the United States and is eligible to receive royalties for each target at defined percentages ranging from the mid-single digits to the mid-teens on net product sales outside of the United States subject to reduction in specified circumstances. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, the Company may not receive any milestone or royalty payments from Celgene. The next potential milestone payment that the Company might be entitled to receive under this agreement is a $35.0 million substantive milestone for the initiation of a pivotal clinical trial, as defined in the agreement, for its DOT1L inhibitor.

Through December 31, 2014, in addition to amounts allocated to Celgene’s purchase of shares of the Company’s Series C Preferred Stock, the Company had recorded a total of $98.8 million in cash and accounts receivable under the Celgene agreement, including the $3.0 million implied premium on Celgene’s purchase of shares of the Company’s Series C Preferred Stock described in Note 7, Redeemable Convertible Preferred Stock. The Company recognized $9.6 million, $37.8 million and $23.9 million of collaboration revenue in the consolidated statements of operations and comprehensive loss related to this agreement during the years ended December 31, 2014, 2013 and 2012, respectively, and $3.9 million and $1.9 million of global development co-funding as a reduction to research and development expense during the years ended December 31, 2014 and 2013, respectively. As of December 31, 2014, the Company had deferred revenue of $21.7 million related to this agreement.

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

•

The remaining DOT1L research services have been determined to represent two separate units of accounting. Accordingly, based on the factors previously described, $12.1 million was allocated to the post-IND research services to be provided in connection with the lead product candidate for DOT1L, EPZ-5676, and $18.8 million was allocated to the research services to be provided in connection with other potential DOT1L product candidates. The Company is recognizing revenue ratably for each unit of accounting over the period that the corresponding research services are to be provided, which for the post-IND research services for EPZ-5676 is from the date of IND effectiveness in July 2012 through the estimated date of completion of the Phase 1 clinical trial as defined in the agreement, which was initially estimated to be 17 months, and for the other potential DOT1L product candidates is from contract inception through the estimated date of IND effectiveness for a licensed compound from the other potential DOT1L product candidates, which was initially estimated to be 37 months. Revenue recognized in the year ended December 31, 2013 reflected the Company’s plan to complete the ongoing Phase 1 study of EPZ-5676 in 2014. Revenue recognized in the year ended December 31, 2014 reflects the addition of a 54mg/m2/day expansion cohort to the Phase 1 study of EPZ-5676, which is expected to enroll throughout 2015. Accordingly, the Company expects to recognize the remaining deferred revenue related to this deliverable, of approximately $0.3 million as of December 31, 2014, through December 31, 2015. Revenue recognized in the year ended December 31, 2014 also reflects the Company’s decision to discontinue development efforts on other potential DOT1L product candidates. Accordingly, the Company recognized the $4.6 million remaining balance of arrangement consideration allocated to other potential DOT1L product candidates in the year ended December 31, 2014.

The Company’s estimates of these revenue recognition periods are subject to the risks inherent in drug discovery. The Company will continue to re-assess the periods over which such services will be provided to consider any revisions to the estimated date of completion of the Phase 1 clinical trial for EPZ-5676.

•	Available target licenses and related research services—

•	The Company allocated $81.4 million to the available target licenses and related research services. Because the targets which Celgene could select would be at a similar stage of development, the Company expects to recognize, on a selected target-by-selected target basis, an equal amount of the allocated arrangement consideration over the period beginning when each available target is selected through the estimated date of IND effectiveness for each selected target. No available targets have been selected as of December 31, 2014.

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

Remaining eligible milestone payments under this arrangement consist of up to $135.0 million in clinical development and regulatory milestones for DOT1L and up to $165.0 million in option exercise fees and clinical development and regulatory milestones for each available target. The Company evaluated the milestones under this arrangement and believes that the milestones are substantive given the significant uncertainty as to the outcome of the substantial research efforts to be performed by the Company in order to achieve the milestones. Therefore, the milestones will be recognized as collaboration revenue upon achievement.

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

Under the terms of the agreement, the Company recorded a $3.0 million upfront payment, $7.0 million in preclinical research and development milestone payments, a $6.0 million clinical development milestone achieved in June 2013 and $22.7 million for research and development services through December 31, 2014. The Company is eligible to earn up to $25.0 million in additional clinical development milestone payments, including substantive milestone payments of up to $10.0 million, up to $55.0 million in regulatory milestone payments and up to $115.0 million in sales-based milestone payments. The Company is also eligible to receive royalties at a percentage in the mid-single digits on any net product sales outside of the United States and at a percentage from the mid-single digits to low double-digits on any product sales in the United States, subject to reduction in specified circumstances. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, the Company may not receive any additional milestone payments or royalty or profit share payments from Eisai. The next potential milestone payment that the Company might be entitled to receive under this agreement is a $10.0 million substantive milestone for the initiation of the Phase 2 portion of the Phase 1/2 clinical trial.

Through December 31, 2014, the Company recorded a total of $38.7 million in cash and accounts receivable related to this agreement. During the years ended December 31, 2014, 2013 and 2012, the Company recognized $6.3 million, $14.3 million and $11.5 million of collaboration revenue, respectively, related to this agreement. As of December 31, 2014, the Company had no remaining deferred revenue related to this agreement.

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

In March 2015, the Company entered into an amended and restated collaboration and license agreement with Eisai, under which the Company reacquired worldwide rights, excluding Japan, to its EZH2 program, including EPZ-6438. Refer to Footnote 14, Subsequent Event.

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

Under the terms of the agreement, the Company recorded a $20.0 million upfront payment, a $3.0 million payment upon the execution of the March 2014 agreement amendment, $6.0 million of fixed research funding, $15.0 million of preclinical research and development milestone payments and $9.0 million for research and development services through December 31, 2014. The Company is eligible to receive up to $18.0 million in additional substantive preclinical research and development milestone payments, up to $109.0 million in clinical development milestone payments, up to $275.0 million in regulatory milestone payments and up to $218.0 million in sales-based milestone payments. In addition, GSK is required to pay the Company royalties at percentages between the mid-single digits to the low double-digits, on a licensed product-by-licensed product basis, on worldwide net product sales, subject to reduction in certain specified circumstances. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, the Company may not receive any additional milestone payments or royalty payments from GSK. Due to the varying stages of development of each licensed target, the Company is not able to determine the next milestone that might be achieved under this agreement, if any.

Through December 31, 2014, the Company recorded a total of $53.0 million in cash and accounts receivable under the GSK agreement. During the years ended December 31, 2014, 2013 and 2012, the Company recognized $25.5 million, $16.4 million and $9.7 million of collaboration revenue, respectively, related to this agreement. As of December 31, 2014, the Company had deferred revenue of $1.4 million related to this agreement.

Agreement Structure and Accounting Analysis. For each selected target in the collaboration, the Company was primarily responsible for research until the earlier of the selection of a development candidate for the target or January 8, 2015, and GSK is solely responsible for subsequent development and commercialization. The Company was responsible for providing research and development services with respect to the selected targets pursuant to agreed-upon research plans during a research term that ended in January 2015, or earlier if a target reaches development candidate selection, at which point GSK is solely responsible for development and commercialization. GSK provided a fixed amount of research funding during the second and third years of the research term. GSK was obligated to provide research funding equal to 100.0% of research and development costs, subject to specified limitations, during the fourth year of the research term.

The significant deliverables of this multiple-element revenue arrangement were determined to be exclusive licenses to three targets and corresponding research services for each target. At the inception of the arrangement, the Company concluded that the licenses cannot be used for their intended purpose without the highly specialized skills and know-how relating to HMT inhibitors that is only available from the Company. The Company therefore concluded that the target licenses lacked standalone value apart from the related research services due to the limited economic benefit that GSK would derive from the licenses if it did not obtain the Company’s research services and due to the lack of transferability of the exclusive licenses. The Company is therefore accounting for these deliverables, on a license-by-license basis, as a combined unit of accounting. The Company concluded that the option to secure licenses for three targets was not substantive, as the Company was not at risk with regard to GSK exercising its option due to the size of the upfront payment and the research funding commitment. Since the option was not considered substantive, the Company considered the licenses to be deliverables at the inception of the agreement. While the Company concluded that there were three units of accounting, each consisting of a license to a target and the research and development services related to that target, because the targets were at similar stages of development at the inception of the agreement, had equal probabilities of success and the research services in each unit of accounting were initially expected to be performed concurrently on a ratable basis over the research term, the Company allocated the arrangement consideration equally across the three targets. Accordingly, the $30.0 million of allocable arrangement consideration, consisting of the $20.0 million upfront payment, $4.0 million in milestone payments achieved during the selection term and the $6.0 million fixed research funding, is being recognized as collaboration revenue, on a target-by-target basis, ratably from the conclusion of the selection term, in July 2012, through the end of the research term, or earlier if a target reaches development candidate selection, at which point GSK is solely responsible for development and commercialization. In December 2013, the Company and GSK agreed to the selection of a development candidate for one of the three targets under the agreement, earning the Company a $4.0 million milestone payment and reducing the period over which the Company is recognizing revenue for this target by nine months. Accordingly, the Company recognized the remaining deferred revenue related to this target during the first quarter of 2014. As to this target, GSK is solely responsible for subsequent development and commercialization.

The $3.0 million upfront payment received in connection with the March 2014 amendment was allocated equally to the remaining two targets for which the Company was actively providing research and development services, as these remaining two targets were at similar stages of development, had equal probabilities of success and the remaining research services were expected to be performed concurrently on a ratable basis over the research term. The $3.0 million is being recognized as collaboration revenue, on a target-by-target basis, ratably from the execution of the amendment, in March 2014, through the end of the research term. In the fourth quarter of 2014, the Company agreed to perform additional preclinical research and development studies related to the third target under the agreement, which extends the research term for this target through June 2015. Accordingly, the Company expects to recognize the remaining deferred revenue related to this deliverable, of approximately $1.2 million as of December 31, 2014, through June 30, 2015.

During the selection term, the Company received $4.0 million upon the achievement of preclinical research and development milestones which required effort in the form of research activities by the Company and was not certain to be achieved at the execution of the agreement. However, because GSK had the right to drop a target and select a replacement target at any point during the selection term, the Company, in such a case, would have been obligated to perform the validation work for a replacement target. Consequently, this $4.0 million in preclinical research and development milestones has been combined with the upfront payment and fixed research funding and is being recognized as collaboration revenue ratably over the research term. The Company has evaluated the remaining milestones under this agreement and determined that the milestones through development candidate selection are substantive given the significant uncertainty as to the outcome of the substantial research efforts to be performed by the Company in order to achieve the milestones and will be recognized as revenue upon achievement, assuming all other revenue recognition criteria are met. The milestones after development candidate selection are not considered substantive because the Company does not contribute effort to the achievement of such milestones, which would generally be achieved after the research term. In 2014, the Company achieved $3.0 million in preclinical research and development milestones upon the selection of lead candidates for the second and third targets under the agreement. In the fourth quarter of 2013, the Company achieved a $4.0 million preclinical research and development milestone upon the selection of a development candidate for one of the three targets under the agreement. In the third quarter of 2012, the Company achieved two additional preclinical research and development milestones and received payments totaling $4.0 million. The preclinical research and development milestones achieved in 2014, 2013 and 2012 required effort in the form of research activities by the Company and were not certain to be achieved at the execution of the agreement. Additionally, at the time of the achievement of these preclinical research and development milestones, the selection term had expired and, as such, these milestones were determined to be substantive, and the milestones were recognized as revenue upon achievement.

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

Roche

In December 2012, Eisai and the Company entered into an agreement with Roche Molecular Systems, Inc. (“Roche”) under which Eisai and the Company are funding Roche’s development of a companion diagnostic to identify patients who possess certain point mutations in EZH2. In October 2013, this agreement was amended to include additional point mutations in EZH2. The development costs under the agreement with Roche will be the responsibility of Eisai until such time, if any, as the Company exercises its opt-in right under its collaboration agreement with Eisai. Under the terms of the amended agreement, Eisai agreed to pay Roche defined milestone payments of up to $21.5 million to develop and to make commercially available the companion diagnostic. As a result, the cost of the companion diagnostic agreement prior to the Company’s potential future exercise of its opt-in right under the Eisai collaboration will not be reflected in the Company’s consolidated statements of operations and comprehensive loss. If the Company exercises its opt-in right to co-develop, co- commercialize and share profits in the United States as to EPZ-6438, Eisai will be entitled to offset up to 25.0% of the funding amount it has previously paid to Roche against future milestone payments and royalties that Eisai may be obligated to pay to the Company under the Eisai collaboration and license agreement, and the Company will become obligated to fund up to half of the defined milestones that remain payable to Roche as of the time the Company opts-in.

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

In March 2015, the Company entered into an amended and restated collaboration and license agreement with Eisai, under which the Company reacquired worldwide rights, excluding Japan, to its EZH2 program, including EPZ-6438. Refer to Footnote 14, Subsequent Event.

Abbott

In February 2013, the Company entered into an agreement with Abbott Molecular Inc. (“Abbott”) under which the Company agreed to fund Abbott’s development of a companion diagnostic to identify patients with the mixed lineage leukemia (“MLL-r”) genetic alteration targeted by the Company’s EPZ-5676 product candidate. Under the terms of the agreement, the Company paid Abbott an upfront payment of $0.9 million upon the execution of the agreement, and agree dto make aggregate milestone-based development payments of up to $6.0 million and to reimburse Abbott for specified costs not to exceed $0.9 million. In October 2014, the Company voluntarily terminated this agreement with Abbott, discontinuing development of this proposed companion diagnostic. The termination of this agreement did not have a material impact on the Company’s financial statements.

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

Stock incentive awards granted under the 2013 Plan may be incentive stock options, non-qualified stock options, restricted stock awards, restricted stock units, stock appreciation rights and other stock-based awards under the applicable provisions of the Internal Revenue Code. Incentive stock options are granted only to employees of the Company. Non-qualified stock options and restricted stock may be granted to officers, employees, consultants, advisors and other service providers. Incentive and non-qualified stock options and restricted stock granted to employees generally vest over four years, with 25.0% vesting upon the one-year anniversary of the grant and the remaining 75.0% vesting monthly over the following three years. Non-qualified stock options granted to consultants and other non-employees generally vest over the period of service to the Company. Incentive and non-qualified stock options expire ten years from the date of grant. Initial non-qualified stock options granted to members of the Company’s Board of Directors generally vest over the recipient’s term of Board service. Annual non-qualified stock options granted to members of the Company’s Board of Directors vest on the one-year anniversary of the grant.

Stock-Based Compensation

Total stock-based compensation related to stock options, restricted stock and the employee stock purchase plan was $6.9 million, $2.8 million and $0.7 million in the years ended December 31, 2014, 2013 and 2012, respectively.

Stock-based compensation expense is classified in the consolidated statements of operations and comprehensive loss as follows:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Research and development	$3,299	$1,072	$448
General and administrative	3,565	1,747	241

Total	$6,864	$2,819	$689

Stock Options

The Company uses the Black-Scholes option-pricing model to measure the fair value of stock option awards. Key assumptions used in this pricing model on the date of grant for options granted to employees are as follows:

	Year Ended December 31,
	2014	2013	2012
Risk-free interest rate	1.6%	1.0%	0.7%
Expected life of options	6.0 years	6.0 years	6.0 years
Expected volatility of underlying stock	92.1%	94.7%	98.9%
Expected dividend yield	0.0%	0.0%	0.0%

Key assumptions used in this pricing model on the date of grant for options granted to non-employees in 2013 are as follows:

Year Ended December 31,
2013
Risk-free interest rate	3.0%
Expected life of options	10.0 years
Expected volatility of underlying stock	86.3%
Expected dividend yield	0.0%

There were no stock option awards granted to non-employees in 2014 or 2012.

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

The following is a summary of stock option activity for the year ended December 31, 2014:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at December 31, 2013	4,728,503	$3.13
Granted	876,385	28.88
Exercised	(2,239,643)	1.22
Forfeited or expired	(405,739)	14.32

Outstanding at December 31, 2014	2,959,506	$10.66	6.8	$33,538

Exercisable at December 31, 2014	1,393,210	$2.70	5.5	$23,112

During the years ended December 31, 2014, 2013 and 2012, the Company granted stock options to purchase an aggregate of 876,385 shares, 1,514,828 shares and 766,297 shares of its common stock, including, in 2013, a stock option to purchase 10,000 shares of its common stock granted to a non-employee, at weighted average grant date fair values per option share of $21.73, $7.85 and $1.83, respectively. The total grant date fair value of options that vested during the years ended December 31, 2014, 2013 and 2012 was $4.9 million, $0.6 million and $0.6 million, respectively. The aggregate intrinsic value of stock options exercised was $59.4 million in 2014, $2.1 million in 2013 and insignificant during 2012.

As of December 31, 2014, there was $16.5 million of unrecognized stock-based compensation related to stock options that are expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 2.5 years.

Restricted Stock

The following is a summary of restricted stock activity for the year ended December 31, 2014:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding at December 31, 2013	5,555	$0.60
Vested	(5,555)	0.60

Outstanding at December 31, 2014	—	$—

During the year ended December 31, 2012 the Company granted 33,333 shares of restricted stock with a weighted-average grant date fair value per share of $0.60. The Company did not grant any restricted stock during the years ended December 31, 2014 or 2013. The intrinsic value of restricted stock that vested during the years ended December 31, 2014, 2013 and 2012 was $0.1 million, $0.4 million and $0.1 million, respectively.

401(k) Savings Plan

The Company has a defined contribution 401(k) savings plan (the “401(k) Plan”). The 401(k) Plan covers substantially all employees, and allows participants to defer a portion of their annual compensation on a pretax basis. Company contributions to the 401(k) Plan may be made at the discretion of the Board of Directors. During the year ended December 31, 2014, the Company implemented a matching contribution to the 401(k) Plan, matching 50% of an employee’s contribution up to a maximum of 3% of the participant’s compensation. Company contributions to the 401(k) plan totaled $0.2 million in the year ended December 31, 2014.

11. Loss per Share

As described in Note 2, Summary of Significant Accounting Policies, the Company computes basic and diluted earnings (loss) per share using a methodology that gives effect to the impact of outstanding participating securities (the “two-class method”)

Basic and diluted loss per share allocable to common stockholders are computed as follows:

	Year Ended December 31,
	2014	2013	2012
	(In thousands except per share data)
Net loss	$(55,005)	$(3,483)	$(702)
Less: accretion of redeemable convertible preferred stock to redemption value	—	264	486

Loss allocable to common stockholders	$(55,005)	$(3,747)	$(1,188)

Weighted average shares outstanding	33,027	17,049	1,645

Basic and diluted loss per share allocable to common stockholders	$(1.67)	$(0.22)	$(0.72)

In June 2013, the Company issued 5,913,300 shares of common stock in connection with its IPO and 20,633,046 shares of common stock in connection with the automatic conversion of its Preferred Stock upon the closing of the IPO. In February 2014, the Company issued an additional 3,673,901 shares of common stock in connection with a public offering. The issuance of these shares contributed to a significant increase in the Company’s shares outstanding, to 34,426,012 shares as of December 31, 2014, and in the weighted average shares outstanding for the years ended December 31, 2014 and 2013 when compared to the comparable prior year periods and is expected to continue to impact the year-over-year comparability of the Company’s (loss) earnings per share calculations through 2015.

The following common stock equivalents were excluded from the calculation of diluted loss per share allocable to common stockholders because their inclusion would have been antidilutive. The redeemable convertible preferred stock amounts shown in the table are on a common stock equivalent basis as a result of the reverse stock split described in Note 1, The Company:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Redeemable convertible preferred stock	—	—	20,633
Stock options	2,960	4,729	3,493
Unvested restricted stock	—	6	22
Shares issuable under employee stock purchase plan	6	48	—

	2,966	4,783	24,148

12. Related Party Transactions

In connection with its entry into the collaboration agreement with Celgene, on April 2, 2012, the Company sold Celgene 9,803,922 shares of its Series C Preferred Stock. As a result of this transaction, Celgene owned 12.5% of the Company’s fully diluted equity as of December 31, 2012. Refer to Note 9, Collaborations, for additional information regarding this collaboration agreement. In the second quarter of 2013, in connection with the IPO, Celgene made an additional investment in the Company, acquiring an additional 66,666 shares of the Company’s common stock. Additionally, as a result of the IPO, Celgene’s shares of Series C Preferred Stock automatically converted to common stock of the Company at a one-for-three ratio, collectively resulting in Celgene owning 3,334,640 shares of the Company’s common stock as of December 31, 2013. In the first quarter of 2014, in connection with the Company’s public offering of common stock, Celgene made an additional investment in the Company, acquiring an additional 340,000 shares of the Company’s common stock, maintaining an ownership percentage representing 9.8% of the Company’s fully diluted equity and 10.7% of the voting interests of the Company as of December 31, 2014.

Under the Celgene collaboration agreement, the Company recognized $9.6 million, $37.8 million and $23.9 million of collaboration revenue in the years ended December 31, 2014, 2013 and 2012, respectively, and as of December 31, 2014 and December 31, 2013, had recorded $21.7 million and $31.3 million of deferred revenue related to the Celgene collaboration arrangement, respectively. Additionally, in the years ended December 31, 2014 and 2013, the Company recorded $3.9 million and $1.9 million, respectively, in global development co-funding from Celgene. As of December 31, 2014 and 2013, the Company had accounts receivable of $1.1 million and $26.2 million, respectively, related to this collaboration arrangement.

13. Unaudited Quarterly Results

The results of operations on a quarterly basis for the years ended December 31, 2014 and 2013 are set forth below:

	Quarter Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Collaboration revenue	$13,391	$9,494	$8,177	$10,349
Operating expenses:
Research and development	15,347	17,499	22,244	20,505
General and administrative	4,956	5,306	5,669	4,935

Total operating expenses	20,303	22,805	27,913	25,440
Operating loss	(6,912)	(13,311)	(19,736)	(15,091)
Other income, net	28	38	41	47

Loss before income taxes	(6,884)	(13,273)	(19,695)	(15,044)
Income tax expense (benefit)	—	113	5	(9)

Net loss	$(6,884)	$(13,386)	$(19,700)	$(15,035)

Loss per share allocable to common stockholders:
Basic	$(0.22)	$(0.40)	$(0.58)	$(0.44)
Diluted	$(0.22)	$(0.40)	$(0.58)	$(0.44)
Weighted average shares outstanding:
Basic	30,959	33,156	33,676	34,273
Diluted	30,959	33,156	33,676	34,273

	Quarter Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Collaboration revenue	$8,882	$14,839	$8,444	$36,317
Operating expenses:
Research and development	13,361	13,937	14,584	15,685
General and administrative	2,998	3,079	3,587	4,378

Total operating expenses	16,359	17,016	18,171	20,063
Operating (loss) income	(7,477)	(2,177)	(9,727)	16,254
Other (expense) income, net	(20)	(35)	23	25

(Loss) income before income taxes	(7,497)	(2,212)	(9,704)	16,279
Income tax expense	—	—	—	349

Net (loss) income	$(7,497)	$(2,212)	$(9,704)	$15,930

Less: accretion of redeemable convertible preferred stock to redemption value	157	107	—	—
Less: income allocable to participating securities	—	—	—	4

(Loss) income allocable to common stockholders	$(7,654)	$(2,319)	$(9,704)	$15,926

(Loss) earnings per share allocable to common stockholders:
Basic	$(4.27)	$(0.25)	$(0.34)	$0.56
Diluted	$(4.27)	$(0.25)	$(0.34)	$0.52
Weighted average shares outstanding:
Basic	1,791	9,146	28,406	28,434
Diluted	1,791	9,146	28,406	30,901

14. Subsequent Event

In March 2015, the Company entered into an amended and restated collaboration and license agreement with Eisai, under which the Company reacquired worldwide rights, excluding Japan, to its EZH2 program, including EPZ-6438. Under the amended and restated collaboration agreement, the Company will be responsible for global development, manufacturing and commercialization outside of Japan of EPZ-6438 and any other EZH2 product candidates, with Eisai retaining development and commercialization rights in Japan, as well as a right to elect to manufacture EPZ-6438 and any other EZH2 product candidates in Japan. Under the original collaboration and license agreement, the Company had granted Eisai an exclusive worldwide license to its small molecule HMT inhibitors directed to EZH2, including EPZ-6438, while retaining an opt-in right to co-develop, co-commercialize and share profits with Eisai as to licensed products in the United States.

Upon the execution of the amended and restated collaboration and license agreement, the Company agreed to pay Eisai a $40.0 million upfront payment. The Company also agreed to pay Eisai up to $20.0 million in clinical development milestone payments, up to $50.0 million in regulatory milestone payments and royalties at a percentage in the mid-teens on worldwide net sales of any EZH2 product, excluding net sales in Japan. The Company is eligible to receive from Eisai royalties at a percentage in the mid-teens on net sales of any EZH2 product in Japan.

Under the original agreement, Eisai was solely responsible for funding all research, development and commercialization costs for licensed compounds. Under the amended agreement, the Company will be solely responsible for funding global development and commercialization costs for EZH2 compounds outside of Japan, including $8.5 million of the remaining milestone payments due under the Roche companion diagnostic agreement, and Eisai will be solely responsible for funding Japan-specific development and commercialization costs for EZH2 compounds. In connection with the amendment and restatement of the collaboration and license agreement with Eisai, the Company and Eisai have agreed upon a transition to the Company of ongoing development and manufacturing activities being conducted by or on behalf of Eisai.

In the event that the Company seeks to license rights to a third party to develop or commercialize an EZH2 product in any country in Asia other than Japan, Eisai has a limited right of first negotiation for such rights. In the event that the Company is awarded a priority review voucher from the FDA with respect to an EZH2 product, Eisai is entitled to specified compensation if the Company uses the voucher on a non-EZH2 program or sells the voucher to a third party.

The Company’s amended and restated collaboration and license agreement with Eisai will remain in effect until the expiration of all payment obligations under the agreement with respect to all licensed products. The royalty term for each licensed product in each country commences on the first commercial sale of the applicable licensed product in the applicable country and ends on the latest of expiration of specified patent coverage, expiration of specified regulatory exclusivity or ten years following the first commercial sale. The Company or Eisai may terminate the agreement for convenience as to their respective territories, upon 90 days’ prior written notice. The agreement will also terminate as to the Company’s territory if the Company ceases all development and commercialization activities for the United States and specified major countries in Europe and as to Eisai’s territory if Eisai ceases all development and commercialization activities for Japan. The agreement may also be terminated by either party in the event of an uncured material breach by the other party or by the Company in the event Eisai, or an affiliate or sublicensee, participates or actively assists in an action or proceeding challenging or denying the validity of one of the Company’s patents. If the Company terminates the agreement for its convenience, the agreement terminates as a result of the Company’s cessation of development and commercialization activities or Eisai terminates the agreement for the Company’s uncured material breach, Eisai may elect to have worldwide development and commercialization rights revert to Eisai, and if Eisai so elects, Eisai will be required to pay the Company specified royalties on net sales of the licensed products and reimburse certain development expenses incurred by the Company. If Eisai terminates the agreement for its convenience, the agreement terminates as a result of Eisai’s cessation of development and commercialization activities or the Company terminates the agreement for Eisai’s uncured material breach or Eisai’s, or its affiliate’s or sublicensee’s, participation in, or assistance with, an action or proceeding challenging or denying the validity of one of the Company’s patents, Japanese development and commercialization rights to the licensed products revert to the Company, and the Company will be required to pay Eisai specified royalties on net sales of licensed products in Japan.