Form 10-Q
period 2015-03-31
Epizyme, Inc.
filed 2015-04-28
CIK 1571498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares outstanding of the registrant’s common stock as of April 24, 2015: 41,204,670 shares.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

EPIZYME, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands except share and per share data)

	March 31,	December 31,
	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$244,504	$190,095
Accounts receivable	365	2,075
Prepaid expenses and other current assets	2,535	2,840

Total current assets	247,404	195,010

Property and equipment, net	5,205	3,620
Restricted cash and other assets	657	573

Total Assets	$253,266	$199,203

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,078	$8,300
Accrued expenses	5,510	7,043
Current portion of capital lease obligation	521	—
Current portion of deferred revenue	771	1,702

Total current liabilities	11,880	17,045
Capital lease obligation, net of current portion	1,156	—
Deferred revenue, net of current portion	21,449	21,449
Other long-term liabilities	409	427
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.0001 par value; 125,000,000 shares authorized; 40,487,056 shares and 34,426,012 shares issued and outstanding, respectively	4	3
Additional paid-in capital	390,779	271,364
Accumulated deficit	(172,411)	(111,085)

Total stockholders’ equity	218,372	160,282

Total Liabilities and Stockholders’ Equity	$253,266	$199,203

See notes to consolidated financial statements.

EPIZYME, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(Amounts in thousands except per share data)

	Three Months Ended March 31,
	2015	2014

Collaboration revenue	$911	$13,391

Operating expenses:
Research and development	57,051	15,347
General and administrative	5,237	4,956

Total operating expenses	62,288	20,303

Operating loss	(61,377)	(6,912)

Other income, net:
Interest income	31	16
Other income, net	20	12

Other income, net	51	28

Net loss	$(61,326)	$(6,884)

Loss per share allocable to common stockholders:
Basic	$(1.75)	$(0.22)
Diluted	$(1.75)	$(0.22)

Weighted average shares outstanding:
Basic	34,992	30,959
Diluted	34,992	30,959

Comprehensive loss	$(61,326)	$(6,884)

See notes to consolidated financial statements.

EPIZYME, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(61,326)	$(6,884)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Acquired in-process research and development	40,000	—
Depreciation and amortization	260	169
Stock-based compensation	2,416	1,463
Loss on disposal of property and equipment	6	—
Changes in operating assets and liabilities:
Accounts receivable	1,710	25,516
Prepaid expenses and other current assets	305	343
Accounts payable	(3,201)	(1,321)
Accrued expenses	(1,848)	(1,804)
Deferred revenue	(931)	(5,645)
Restricted cash and other assets	(84)	33
Other long-term liabilities	(18)	5

Net cash (used in) provided by operating activities	(22,711)	11,875

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of in-process research and development	(40,000)	—
Purchases of property and equipment	(163)	(316)

Net cash used in investing activities	(40,163)	(316)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment under capital lease obligation	(55)	—
Proceeds from public offering, net of commissions	117,030	101,283
Proceeds from stock options exercised	99	650
Issuance of shares under employee stock purchase plan	239	201
Payment of public offering costs	(30)	(468)
Proceeds from reimbursement of public offering costs	—	269

Net cash provided by financing activities	117,283	101,935

Net increase in cash and cash equivalents	54,409	113,494
Cash and cash equivalents, beginning of period	190,095	123,564

Cash and cash equivalents, end of period	$244,504	$237,058

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Purchases of property and equipment unpaid at period end	37	327
Equipment acquired under capital lease	1,732	—
Income taxes paid	2	241
Public offering costs incurred but unpaid at period end	338	183

See notes to consolidated financial statements.

EPIZYME, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Overview and Basis of Presentation

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

The consolidated financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “Annual Report”).

The unaudited consolidated financial statements include the accounts of Epizyme and its subsidiary. All intercompany transactions and balances of subsidiaries have been eliminated in consolidation. In the opinion of management, the information furnished reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair presentation of the results for the reported interim periods. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The three months ended March 31, 2015 and 2014 are referred to as the first quarter of 2015 and 2014, respectively. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period.

In March 2015, the Company conducted a public offering of its common stock, selling 6,000,000 shares at a price of $20.75 per share. The Company received net proceeds before expenses from the sale of these 6,000,000 shares of $117.0 million after deducting underwriting discounts and commissions paid by the Company.

2.	Summary of Significant Accounting Policies

In the first quarter of 2015, the Company updated its accounting policy regarding property and equipment as a result of property and equipment acquired pursuant to a capital lease.

Property and Equipment

The Company records property and equipment at cost. Property and equipment acquired under a capital lease is recorded at the lesser of the present value of the minimum lease payments under the capital lease or the fair value of the leased property at lease inception.

The Company calculates depreciation and amortization using the straight-line method over the following estimated useful lives:

Asset Category	Useful Lives
Laboratory equipment	5 - 20 years
Office furniture and equipment	3 - 10 years or term of respective lease, if shorter
Leasehold improvements	3 - 10 years or term of respective lease, if shorter

Amortization of capital lease assets is included in depreciation expense. The Company capitalizes expenditures for new property and equipment and improvements to existing facilities and charges the cost of maintenance to expense. The Company eliminates the cost of property retired or otherwise disposed of, along with the corresponding accumulated depreciation, from the related accounts, and the resulting gain or loss is reflected in the results of operations.

Additionally, the Company updated its accounting policies as a result of the amended and restated collaboration and license agreement the Company executed with Eisai Co., Ltd. (“Eisai”), pursuant to which the Company recorded the reacquisition of worldwide rights, excluding Japan, to its EZH2 program, including EPZ-6438, as an acquisition of in-process research and development.

Acquired In-Process Research and Development

The Company records upfront payments that relate to the acquisition of a development-stage product candidate as research and development expense in the period in which they are incurred, provided that the acquired development-stage product candidate did not also include processes or activities that would constitute a business, the product candidate has not achieved regulatory approval for marketing and, absent obtaining such approval, has no alternative future use.

There have been no other material changes to the significant accounting policies previously disclosed in the Company’s Annual Report.

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

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 amends ASC 205-40, Presentation of Financial Statements—Going Concern, by providing guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements, including requiring management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements and providing certain disclosures if there is substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 will be effective for the Company for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. The Company is still evaluating the impact of this ASU on its consolidated financial statements; however, it is disclosure-only in nature.

In April 2015, the FASB issued ASU No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. ASU 2015-05 amends ASC 350-40, Internal-Use Software, by providing customers with guidance on determining whether a cloud computing arrangement contains a software license that should be accounted for as internal-use software. ASU 2015-05 will be effective for the Company for annual periods beginning after December 15, 2015 and interim period within annual periods beginning after December 15, 2015. The Company is evaluating the impact that this ASU may have on its consolidated financial statements, if any.

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

The Company’s financial instruments as of March 31, 2015 and December 31, 2014 consisted primarily of cash and cash equivalents, accounts receivable and accounts payable. As of March 31, 2015 and December 31, 2014, the Company’s financial assets recognized at fair value consisted of the following:

	Fair Value as of March 31, 2015
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents	$196,885	$196,885	$—	$—

Total	$196,885	$196,885	$—	$—

	Fair Value as of December 31, 2014
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents	$184,257	$184,257	$—	$—

Total	$184,257	$184,257	$—	$—

4.	Accrued Expenses

Accrued expenses consisted of the following:

	March 31, 2015	December 31, 2014
	(In thousands)
Employee compensation and benefits	$1,490	$2,623
Research and development and professional expenses	4,020	4,420

Accrued expenses	$5,510	$7,043

5.	Income Taxes

The Company did not record a federal or state income tax provision or benefit for the three months ended March 31, 2015 and 2014 due to the expected loss before income taxes to be incurred for the years ended December 31, 2015 and 2014, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets.

6.	Commitments and Contingencies

Commitments

In the first quarter of 2015, the Company acquired computer equipment pursuant to a capital lease. Future minimum lease payments by year and the related capital lease obligation as of March 31, 2015 are as follows:

(In thousands)
Future minimum lease payments in year ending December 31:
2015	$499
2016	665
2017	665
2018	111

Total future minimum lease payments	1,940
Less: Amount representing imputed interest	(263)

Capital lease obligation	$1,677

In connection with the amended and restated collaboration and license agreement the Company executed with Eisai in March 2015, the Company and Eisai entered into an amended and restated letter agreement related to their December 2012 companion diagnostic agreement with Roche Molecular Systems (“Roche”). Upon the execution of the amended and restated letter agreement with Eisai, the Company assumed responsibility for up to $15.5 million of the remaining development costs under the agreement with Roche.

Contingencies

In connection with the execution of the amended and restated collaboration and license agreement with Eisai, the Company agreed to pay Eisai up to $20.0 million upon the achievement of specified clinical development milestones and up to $50.0 million upon the achievement of specified regulatory milestones. In addition, the Company may be required to pay Eisai royalties at a percentage in the mid-teens on worldwide net sales of any EZH2 product, excluding net sales in Japan.

7.	Collaborations

Celgene

In April 2012, the Company entered into a collaboration and license agreement with Celgene Corporation and Celgene International Sàrl (collectively, “Celgene”) to discover, develop and commercialize, in all countries other than the United States, small molecule HMT inhibitors targeting the DOT1L HMT, including the Company’s product candidate EPZ-5676, and any other HMT targets from the Company’s product platform, excluding the EZH2 HMT and targets covered by our GSK collaboration (the “available targets”).

Agreement Structure

Under the terms of the agreement, the Company recorded a $65.0 million upfront payment and $25.0 million from the sale of its series C redeemable convertible preferred stock to an affiliate of Celgene, of which $3.0 million was considered a premium and included as collaboration arrangement consideration for a total upfront payment of $68.0 million. In addition, the Company has recorded a $25.0 million clinical development milestone payment and $6.3 million of global development co-funding through March 31, 2015. The Company is also eligible to receive up to $35.0 million in additional substantive clinical development milestone payments and up to $100.0 million in substantive regulatory milestone payments related to DOT1L as well as up to $65.0 million in payments, including a combination of substantive clinical development milestone payments and an option exercise fee for each available target as to which Celgene exercises its option during an initial option period ending in July 2015 (each a “selected target”), and up to $100.0 million in substantive regulatory milestone payments for each selected target. Celgene has the right to extend the option period until July 2016 by making a significant option extension payment. As to DOT1L and each selected target, the Company retains all product rights in the United States and is eligible to receive royalties for each target at defined percentages ranging from the mid-single digits to the mid-teens on net product sales outside of the United States subject to reduction in specified circumstances. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, the Company may not receive any additional milestone or royalty payments from Celgene. The next potential milestone payment that the Company might be entitled to receive under this agreement is a $35.0 million substantive milestone for the initiation of a pivotal clinical trial, as defined in the agreement, for its DOT1L inhibitor.

The Company is obligated to conduct and solely fund research and development costs of the Phase 1 clinical trials for EPZ-5676. For all remaining DOT1L program development costs, Celgene and the Company will equally co-fund global development and each party will solely fund territory-specific development costs for its territory. The Company is obligated to conduct and solely fund research and development costs through the effectiveness of the first investigational new drug application (“IND”) for an HMT inhibitor directed to each selected target, after which point Celgene and the Company will equally co-fund global development and each party will solely fund territory-specific development costs for its territory.

Collaboration Revenue

Through March 31, 2015, in addition to amounts allocated to Celgene’s purchase of shares of the Company’s series C redeemable convertible preferred stock, the Company had recorded a total of $99.3 million in cash and accounts receivable under the Celgene agreement, including the $3.0 million implied premium on Celgene’s purchase of shares of the Company’s series C redeemable convertible preferred stock. Through March 31, 2015, the Company has recognized $71.4 million of collaboration revenue, including $0.1 million and $1.7 million in the three months ended March 31, 2015 and 2014, respectively, and $6.3 million of global development co-funding as a reduction to research and development expense, including $0.5 million and $0.4 million in the three months ended March 31, 2015 and 2014, respectively, in the consolidated statements of operations and comprehensive loss related to this agreement. As of March 31, 2015 and December 31, 2014, the Company had deferred revenue of $21.6 million and $21.7 million, respectively, related to this agreement.

GSK

In January 2011, the Company entered into a collaboration and license agreement with Glaxo Group Limited, an affiliate of GlaxoSmithKline (“GSK”), to discover, develop and commercialize novel small molecule HMT inhibitors directed to available targets from the Company’s platform. Under the terms of the agreement, the Company granted GSK exclusive worldwide license rights to HMT inhibitors directed to three targets. Additionally, as part of the research collaboration, the Company agreed to provide research and development services related to the licensed targets pursuant to agreed upon research plans during a research term that ended January 8, 2015, or earlier if selection of a development candidate occurred. In March 2014, the Company and GSK amended certain terms of this agreement for the third licensed target, revising the license terms with respect to candidate compounds and amending the corresponding financial terms, including reallocating milestone payments and increasing royalty rates as to the third target. As of the end of the first quarter of 2015, the Company has substantially completed its research obligations under this agreement and expects to complete the transfer of the remaining data and materials for these programs to GSK in the second quarter of 2015.

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

For each licensed target in the collaboration, the Company was primarily responsible for research until the earlier of selection of a development candidate for the target or January 8, 2015, and GSK is solely responsible for subsequent development and commercialization. GSK provided a fixed amount of research funding during the second and third years of the research term and research funding equal to 100.0% of research and development costs, subject to specified limitations, for research activities conducted by the Company in the fourth year of the research term.

Collaboration Revenue

Through March 31, 2015, the Company recorded a total of $53.0 million in payments under the GSK agreement. Through March 31, 2015, the Company has recognized $52.4 million of collaboration revenue in the consolidated statements of operations and comprehensive loss related to this agreement, including $0.8 million and $10.1 million in the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015 and December 31, 2014, the Company had deferred revenue of $0.6 million and $1.4 million, respectively, related to this agreement.

Eisai

In April 2011, the Company entered into a collaboration and license agreement with Eisai under which the Company granted Eisai an exclusive worldwide license to its small molecule HMT inhibitors directed to the EZH2 HMT, including the Company’s product candidate EPZ-6438, while retaining an opt-in right to co-develop, co-commercialize and share profits with Eisai as to licensed products in the United States (the “original agreement”). Additionally, as part of the research collaboration, the Company provided research and development services related to the licensed compounds through December 31, 2014.

The Company recognized $1.6 million of collaboration revenue in the three months ended March 31, 2014 under the original agreement. As of December 31, 2014, the Company had completed its performance obligations under the original agreement. Accordingly, the Company had no remaining deferred revenue as of December 31, 2014 related to the original agreement.

In March 2015, the Company entered into an amended and restated collaboration and license agreement with Eisai, under which the Company reacquired worldwide rights, excluding Japan, to its EZH2 program, including EPZ-6438. Under the amended and restated collaboration and license agreement, the Company is responsible for global development, manufacturing and commercialization outside of Japan of EPZ-6438 and any other EZH2 product candidates, with Eisai retaining development and commercialization rights in Japan, as well as a right to elect to manufacture EPZ-6438 and any other EZH2 product candidates in Japan.

Under the original agreement, Eisai was solely responsible for funding all research, development and commercialization costs for EZH2 compounds. Under the amended and restated collaboration and license agreement, the Company is solely responsible for funding global development, manufacturing and commercialization costs for EZH2 compounds outside of Japan, including up to $15.5 million of the remaining development costs due under the Roche companion diagnostic agreement, and Eisai is solely responsible for funding Japan-specific development and commercialization costs for EZH2 compounds.

The Company recorded the reacquisition of worldwide rights, excluding Japan, to the EZH2 program, including EPZ-6438, under the amended and restated collaboration and license agreement with Eisai as an acquisition of an in-process research and development asset. As this asset was acquired without corresponding processes or activities that would constitute a business, has not achieved regulatory approval for marketing and, absent obtaining such approval, has no alternative future use, the Company has recorded the $40.0 million upfront payment made to Eisai in March 2015 as research and development expense in the three months ended March 31, 2015. The Company has also agreed to pay Eisai up to $20.0 million in clinical development milestone payments, up to $50.0 million in regulatory milestone payments and royalties at a percentage in the mid-teens on worldwide net sales of any EZH2 product, excluding net sales in Japan. The Company is eligible to receive from Eisai royalties at a percentage in the mid-teens on net sales of any EZH2 product in Japan.

Companion Diagnostics

Roche

In December 2012, Eisai and the Company entered into an agreement with Roche under which Eisai and the Company agreed to fund Roche’s development of a companion diagnostic to identify patients who possess certain point mutations in EZH2. At the same time, Eisai and the Company entered into a letter agreement pursuant to which Eisai agreed to be responsible for costs the development costs under the Roche agreement. In October 2013, this agreement was amended to include additional point mutations in EZH2. Under the terms of the amended agreement, Roche is to be paid up to a total of $21.5 million to develop and to make commercially available the companion diagnostic.

In connection with the March 2015 execution of the amended and restated collaboration and license agreement with Eisai, the Company and Eisai entered into an amended and restated letter agreement, pursuant to which the Company agreed to be responsible for up to $15.5 million of the remaining development costs under the agreement with Roche as of March 31, 2015.

8.	Stock-Based Compensation

Total stock-based compensation expense related to stock options, restricted stock units and the employee stock purchase plan was $2.4 million and $1.5 million for the three months ended March 31, 2015 and 2014, respectively.

Stock-based compensation expense is classified in the consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Research and development	$1,358	$681
General and administrative	1,058	782

Total	$2,416	$1,463

Stock Options

The weighted-average fair value of options, estimated as of the grant date using the Black-Scholes option pricing model, was $15.01 and $23.58 per option for those options granted during the three months ended March 31, 2015 and 2014, respectively. Key assumptions used to apply this pricing model were as follows:

	Three Months Ended March 31
	2015	2014

Risk-free interest rate	1.5%	1.6%
Expected life of options	6.0 years	6.0 years
Expected volatility of underlying stock	84.4%	93.6%
Expected dividend yield	0.0%	0.0%

The following is a summary of stock option activity for the three months ended March 31, 2015:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at December 31, 2014	2,959,506	$10.66
Granted	666,917	21.06
Exercised	(49,097)	2.01
Forfeited or expired	(81,202)	22.97

Outstanding at March 31, 2015	3,496,124	$12.48	7.8	$32,362

Exercisable at March 31, 2015	1,538,292	$4.46	6.4	$23,786

As of March 31, 2015, there was $22.9 million of unrecognized compensation cost related to stock options that are expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 2.7 years.

Restricted Stock Units

The following is a summary of restricted stock unit activity for the three months ended March 31, 2015:

	Number of Units	Weighted Average Grant Date Fair Value per Unit

Outstanding at December 31, 2014	—	$—
Granted	37,313	18.49

Outstanding at March 31, 2015	37,313	$18.49

The Company did not grant any restricted stock units during the three months ended March 31, 2014. As of March 31, 2015, there was $1.2 million of unrecognized compensation cost related to restricted stock units that are expected to vest, including $0.7 million of unrecognized compensation cost related to restricted stock units to be granted in the first quarter of 2016, pursuant to a February 2015 employment agreement with our chief financial officer, for which service is currently being provided. These costs are expected to be recognized over a weighted average remaining vesting period of 3.9 years.

9.	Loss Per Share

Basic and diluted loss per share allocable to common stockholders are computed as follows:

	Three Months Ended March 31,
	2015	2014
	(In thousands except per share data)
Net loss	$(61,326)	$(6,884)
Weighted average shares outstanding	34,992	30,959

Basic and diluted loss per share allocable to common stockholders	$(1.75)	$(0.22)

In February 2014, the Company issued an additional 3,673,901 shares of common stock in connection with a public offering. In March 2015, the Company issued an additional 6,000,000 shares of common stock in connection with a public offering. The issuance of these shares contributed to a significant increase in the Company’s shares outstanding, to 40,487,056 shares as of March 31, 2015, and in the weighted average shares outstanding for the three months ended March 31, 2015 when compared to the comparable prior year periods and is expected to continue to impact the year-over-year comparability of the Company’s (loss) earnings per share calculations through 2015.

The following common stock equivalents were excluded from the calculation of diluted loss per share allocable to common stockholders because their inclusion would have been anti-dilutive:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Stock options	3,496	4,502
Unvested restricted stock units	37	—
Unvested restricted stock	—	1
Shares issuable under employee stock purchase plan	2	2

	3,535	4,505

10.	Related Party Transactions

The Company’s collaboration partner Celgene has made a series of equity investments in the Company, owning 3,674,640 shares of common stock representing 8.3% of the Company’s fully diluted equity and 9.1% of the voting interests of the Company as of March 31, 2015. Refer to Note 7, Collaborations, for additional information regarding this collaboration agreement.

Under the Celgene collaboration agreement, the Company recognized $0.1 million and $1.7 million of collaboration revenue in the three months ended March 31, 2015 and 2014, respectively, and as of March 31, 2015 and December 31, 2014, had recorded $21.6 million and $21.7 million of deferred revenue related to the Celgene collaboration arrangement, respectively. Additionally, in the three months ended March 31, 2015 and 2014, the Company recorded $0.5 million and $0.4 million, respectively, in global development co-funding from Celgene. As of March 31, 2015 and December 31, 2014, the Company had accounts receivable of $0.4 million and $1.1 million, respectively, related to this collaboration arrangement.

11.	Subsequent Event

In April 2015, the Company issued and sold an additional 701,448 shares at a price of $20.75 per share pursuant to the underwriters’ option to purchase additional shares that the Company granted in connection with the March 2015 public offering. The Company received net proceeds before expenses from the sale of these 701,448 shares of $13.7 million after deducting underwriting discounts and commissions paid by the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Information

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. These statements may be identified by such forward-looking terminology as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and similar statements or variations of such terms. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

•	our plans to develop and commercialize novel epigenetic therapies for cancer patients;

•	our ongoing and planned clinical trials, including the timing of initiation of the trials and anticipated results of the trials;

•	our ability to receive global development co-funding and achieve anticipated milestones under our collaborations;

•	the timing of and our ability to obtain and maintain regulatory approvals for our product candidates;

•	the rate and degree of market acceptance and clinical utility of our products;

•	our commercialization, marketing and manufacturing capabilities and strategy;

•	our intellectual property position;

•	our ability to identify additional products or product candidates with significant commercial potential that are consistent with our commercial objectives; and

•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing.

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

Our management’s discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q, which have been prepared by us in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim periods and with Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. This discussion and analysis should be read in conjunction with these unaudited consolidated financial statements and the notes thereto as well as in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, or our Annual Report. The three months ended March 31, 2015 and 2014 are referred to as the first quarter of 2015 and 2014, respectively. Unless the context indicates otherwise, all references herein to our company include our wholly-owned subsidiary.

We commenced active operations in early 2008, and since inception, have incurred significant operating losses. As we are a clinical stage company, we expect to continue to incur significant expenses and operating losses over the next several years. Since our inception and through March 31, 2015, we have raised an aggregate of $567.6 million to fund our operations, of which $190.8 million was non-equity funding through our collaboration agreements, $300.8 million was from the sale of common stock in our public offerings and $76.0 million was from the sale of redeemable convertible preferred stock. As of March 31, 2015, we had $244.5 million in cash and cash equivalents. In addition, in April 2015, we issued and sold an additional 701,448 shares at a price of $20.75 per share pursuant to the underwriters’ option to purchase additional shares that we granted in connection with our March 2015 public offering. We received net proceeds before expenses from the sale of these 701,448 shares of $13.7 million after deducting underwriting discounts and commissions paid by us.

We are a leader in the translation of the science of epigenetics into first-in-class, novel epigenetic therapies for cancer patients and currently have two HMT inhibitors in clinical development for the treatment of patients with specific cancers. We believe we are the first company to conduct clinical trials of HMT inhibitors.

Our lead product candidate, EPZ-6438, is an inhibitor that targets the EZH2 HMT. We are currently conducting a Phase 1/2 clinical trial of EPZ-6438 in patients with relapsed or refractory B-cell lymphoma or advanced solid tumors. In 2014, we and our collaboration partner Eisai Co. Ltd., or Eisai, completed enrollment in the dose escalation portion of this Phase 1/2 clinical trial and disclosed the first clinical responses to treatment with EPZ-6438 from this ongoing Phase 1/2 clinical trial. These clinical responses were observed in heavily pretreated and relapsed or refractory patients with non-Hodgkin lymphoma, including of both germinal center and non-germinal center cells-of-origin, and in a patient with an INI1-negative tumor. INI1 is a protein subunit of the multi-protein complex known as SWI/SNF. SWI/SNF catalyzes chromatin remodeling in a manner that is antagonistic to the action of H3K27 methylation, which is catalyzed by EZH2. Due to a variety of genetic alterations, INI1 can lose its regulatory function. As a result, wild-type EZH2 activity is misregulated, causing EZH2 to play an oncogenic role in a set of genetically defined cancers that include malignant rhabdoid tumors, epithelioid sarcoma and synovial sarcoma.

In March 2015, we reacquired global rights to develop, manufacture and commercialize EPZ-6438 outside of Japan from Eisai. As we transition the ongoing development and manufacturing activities of EPZ-6438 to Epizyme, we are continuing to dose patients under both the dose escalation and dose expansion portions of the Phase 1/2 trial and plan to commence a five-arm Phase 2 portion of the Phase 1/2 trial in the second quarter of 2015. We expect to enroll approximately 150 patients in this trial in both relapsed or refractory diffuse large B-cell lymphoma and follicular lymphoma patients, prospectively stratified by cell of origin and EZH2 mutational status. We also plan to commence a Phase 2 trial in adult patients with INI1-negative or INI1-deficient tumors and a Phase 1 trial in pediatric patients with INI1-negative or INI1-deficient tumors in the second half of 2015.

In 2012, we initiated a Phase 1 clinical trial of EPZ-5676, an inhibitor targeting the DOT1L HMT and our second most advanced product candidate, in adult patients with MLL-r, an acute leukemia with genetic alterations of the MLL gene. In 2013, we completed enrollment in the dose escalation portion of this Phase 1 clinical trial and, in 2014, we completed enrollment in a 90 mg/m2/day expansion cohort and disclosed the first clinical responses to treatment with EPZ-5676 in heavily pretreated and relapsed or refractory patients with MLL-r. We are currently enrolling up to an additional 20 patients in an expansion cohort to investigate the activity of EPZ-5676 at a dose of 54 mg/m2/day. We are also conducting a Phase 1 clinical trial of EPZ-5676 in pediatric patients with MLL-r, which we initiated in 2014.

In addition to our clinical programs, we also have a pipeline of other HMT inhibitors that are in preclinical development that target our other prioritized HMTs. These programs are directed to a variety of hematological and solid tumors.

In March 2015, we entered into an amended and restated collaboration and license agreement with Eisai, under which we reacquired worldwide rights, excluding Japan, to our EZH2 program, including EPZ-6438. Under the original collaboration and license agreement, we had granted Eisai an exclusive worldwide license to our EZH2 program, including EPZ-6438, while retaining an opt-in right to co-develop, co-commercialize and share profits with Eisai as to licensed products in the United States. Under the amended and restated collaboration and license agreement, we are responsible for global development, manufacturing and commercialization outside of Japan of EPZ-6438 and any other EZH2 product candidates, with Eisai retaining development and commercialization rights in Japan, as well as a right to elect to manufacture EPZ-6438 and any other EZH2 product candidates in Japan. In connection with the amended and restated agreement, we agreed to pay Eisai an upfront payment of $40.0 million, up to $70.0 million in milestone payments based on our development and commercialization of EZH2 products outside of Japan and royalties at a percentage in the mid-teens on net sales of EZH2 products outside of Japan. We are eligible to receive from Eisai royalties at a percentage in the mid-teens on net sales of any EZH2 product in Japan.

In addition to our collaboration with Eisai, we have entered into strategic collaborations with Celgene Corporation and Celgene International Sàrl, collectively, Celgene, and Glaxo Group Limited, an affiliate of GlaxoSmithKline, or GSK. We retain all product rights in the United States under the Celgene collaboration.

The following table summarizes key information about our clinical product candidates:

Program highlights for the three months ended March 31, 2015 include:

•	For EPZ-6438, in March 2015, we entered into an amended and restated collaboration and license agreement with Eisai, under which we reacquired worldwide rights, excluding Japan, to our EZH2 program, including EPZ-6438, and began transitioning the ongoing development and manufacturing activities of EPZ-6438 to Epizyme. We continued dosing patients who remained on study in the dose escalation portion of the Phase 1/2 clinical trial, completed enrollment of two six-patient dose expansion cohorts, one at 800 mg and one at 1600 mg, both with twice daily oral administration, in the Phase 1/2 clinical trial and began enrolling patients in a clinical pharmacology study evaluating food effects. We will be providing an update on the patients from the Phase 1 portion of the Phase 1/2 clinical trial at the International Conference on Malignant Lymphoma in June 2015 and expect to present data from the dose expansion cohorts and clinical pharmacology studies before the end of 2015.

•	For EPZ-5676, we began enrolling adult MLL-r patients in a 54 mg/m2/day dose expansion cohort of our ongoing Phase 1 trial and continued enrollment in our Phase 1 dose escalation trial for pediatric MLL-r patients. We expect to complete enrollment in both of these trials in the second half of 2015.

•	For our discovery and preclinical stage product programs, we substantially completed our research obligations under the collaboration with GSK, which is now responsible for subsequent development and commercialization of these programs. We also continued to progress a number of other research programs directed to HMTs in our pipeline and presented research data at the American Association for Cancer Research Annual Meeting in April 2015 on several additional HMTs, including CARM1, PRMT6, SMYD3 and SETDB1.

Collaborations

The key terms of our primary collaboration agreements are as follows:

•	Celgene

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

Agreement Structure

Under the terms of the agreement, we recorded a $65.0 million upfront payment and $25.0 million from the sale of our series C redeemable convertible preferred stock to an affiliate of Celgene, of which $3.0 million was considered a premium and included as collaboration arrangement consideration for a total upfront payment of $68.0 million. In addition, we have recorded a $25.0 million clinical development milestone payment and $6.3 million of global development co-funding through March 31, 2015. We are also eligible to receive up to $35.0 million in additional clinical development milestone payments and up to $100.0 million in regulatory milestone payments related to DOT1L as well as up to $65.0 million in payments, including a combination of clinical development milestone payments and an option exercise fee for each available target as to which Celgene exercises its option during an initial option period ending in July 2015, which we refer to as a selected target, and up to $100.0 million in regulatory milestone payments for each selected target. Celgene has the right to extend the option period until July 2016 by making a significant option extension payment. As to DOT1L and each selected target, we retain all product rights in the United States and are eligible to receive royalties for each target at defined percentages ranging from the mid-single digits to the mid-teens on net product sales outside of the United States, subject to reductions in specified circumstances. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, we may not receive any additional milestone or royalty payments from Celgene. The next potential milestone payment that we might be entitled to receive under this agreement is $35.0 million for the initiation of a pivotal clinical trial, as defined in the agreement, for our DOT1L inhibitor.

We are obligated to conduct and solely fund research and development costs of the Phase 1 clinical trials for EPZ-5676. For all remaining DOT1L development costs, Celgene and we will equally co-fund global development and each party will solely fund territory-specific development costs for its territory. We are obligated to conduct and solely fund research and development costs through the effectiveness of the first investigational new drug application for an HMT inhibitor directed to each selected target, after which point Celgene and we will equally co-fund global development and each party will solely fund territory-specific development costs for its territory.

Collaboration Revenue

Through March 31, 2015, in addition to amounts allocated to Celgene’s purchase of shares of our series C redeemable convertible preferred stock, we had recorded a total of $99.3 million in cash and accounts receivable under the Celgene agreement, including the $3.0 million implied premium on Celgene’s purchase of our series C redeemable convertible preferred stock. Through March 31, 2015, we have recognized $71.4 million of collaboration revenue, including $0.1 million and $1.7 million in the three months ended March 31, 2015 and 2014, respectively, and $6.3 million of global development co-funding as a reduction to research and development expense, including $0.5 million and $0.4 million in the three months ended March 31, 2015 and 2014, respectively, in the consolidated statements of operations and comprehensive loss related to this agreement. As of March 31, 2015 and December 31, 2014, we had deferred revenue of $21.6 million and $21.7 million, respectively, related to this agreement.

•	GSK

In January 2011, we entered into a collaboration and license agreement with GSK to discover, develop and commercialize novel small molecule HMT inhibitors directed to available targets from our product platform. Under the terms of the agreement, we granted GSK exclusive worldwide license rights to HMT inhibitors directed to three targets. Additionally, as part of the research collaboration provided for in the agreement, we agreed to provide research and development services related to the licensed targets pursuant to agreed upon research plans during a research term that ended January 8, 2015, or earlier if selection of a development candidate occurred. In March 2014, we and GSK amended certain terms of this agreement for the third licensed target, revising the license terms with respect to candidate compounds and amending the corresponding financial terms, including reallocating milestone payments and increasing royalty rates as to the third target. As of the end of the first quarter of 2015, we have substantially completed our research obligations under this agreement and expect to complete the transfer of the remaining data and materials for these programs to GSK in the second quarter of 2015.

Agreement Structure

Under the agreement, we recorded a $20.0 million upfront payment, a $3.0 million payment upon the execution of the March 2014 agreement amendment, $6.0 million of fixed research funding, $15.0 million of preclinical research and development milestone payments and $9.0 million for research and development services. We are eligible to receive up to $18.0 million in additional preclinical research and development milestone payments, up to $109.0 million in clinical development milestone payments, up to $275.0 million in regulatory milestone payments and up to $218.0 million in sales-based milestone payments. In addition, GSK is required to pay us royalties at percentages from the mid-single digits to the low double-digits, on a licensed product-by-licensed product basis, on worldwide net product sales, subject to reductions in specified circumstances. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, we may not receive any additional milestone payments or royalty payments from GSK. The next potential milestone that we might be entitled to receive under this agreement is a preclinical research and development milestone. However, due to the varying stages of development of each licensed target, we are not able to determine the next milestone that might be achieved, if any.

For each licensed target in the collaboration, we were primarily responsible for research until the earlier of selection of a development candidate for the target or January 8, 2015, and GSK is solely responsible for subsequent development and commercialization. GSK provided a fixed amount of research funding during the second and third years of the research term and research funding equal to 100.0% of research and development costs, subject to specified limitations, for research activities we conducted in the fourth year of the research term.

Collaboration Revenue

Through March 31, 2015, we recorded a total of $53.0 million in payments under the GSK agreement. Through March 31, 2015, we have recognized $52.4 million of collaboration revenue in the consolidated statements of operations and comprehensive loss related to this agreement, including $0.8 million and $10.1 million in the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015 and December 31, 2014, we had deferred revenue of $0.6 million and $1.4 million, respectively, related to this agreement.

•	Eisai

In April 2011, we entered into a collaboration and license agreement with Eisai, which we refer to as the original agreement, under which we granted Eisai an exclusive worldwide license to our small molecule HMT inhibitors directed to the EZH2 HMT, including our product candidate EPZ-6438, while retaining an opt-in right to co-develop, co-commercialize and share profits with Eisai as to licensed products in the United States. Additionally, as part of the research collaboration, we provided research and development services related to the licensed compounds through December 31, 2014.

We recognized $1.6 million of collaboration revenue in the three months ended March 31, 2014 under the original agreement. As of December 31, 2014, we had completed our performance obligations under the original agreement. Accordingly, we had no remaining deferred revenue as of December 31, 2014 related to the original agreement.

In March 2015, we entered into an amended and restated collaboration and license agreement with Eisai, under which we reacquired worldwide rights, excluding Japan, to our EZH2 program, including EPZ-6438. Under the amended and restated collaboration and license agreement, we are responsible for global development, manufacturing and commercialization outside of Japan of EPZ-6438 and any other EZH2 product candidates, with Eisai retaining development and commercialization rights in Japan, as well as a right to elect to manufacture EPZ-6438 and any other EZH2 product candidates in Japan.

Under the original agreement, Eisai was solely responsible for funding all research, development and commercialization costs for EZH2 compounds. Under the amended and restated collaboration and license agreement, we are solely responsible for funding global development, manufacturing and commercialization costs for EZH2 compounds outside of Japan, including up to $15.5 million of the remaining development costs due under the Roche companion diagnostic agreement, and Eisai is solely responsible for funding Japan-specific development and commercialization costs for EZH2 compounds.

We recorded the $40.0 million upfront payment made to Eisai in March 2015 as research and development expense in the three months ended March 31, 2015. We have also agreed to pay Eisai up to $20.0 million in clinical development milestone payments, up to $50.0 million in regulatory milestone payments and royalties at a percentage in the mid-teens on worldwide net sales of any EZH2 product, excluding net sales in Japan. We are eligible to receive from Eisai royalties at a percentage in the mid-teens on net sales of any EZH2 product in Japan.

Results of Operations

Collaboration Revenue

The following is a comparison of collaboration revenue for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014	Decrease
	(In millions)
Collaboration revenue	$0.9	$13.4	$(12.5)

Our revenue consists of collaboration revenue, including amounts recognized from deferred revenue related to upfront payments for licenses or options to obtain licenses in the future, research and development services revenue earned and milestone payments earned under collaboration and license agreements with our collaboration partners.

During the three months ended March 31, 2015, collaboration revenue consisted of $0.6 million recognized from deferred revenue related to upfront payments for licenses and $0.3 million in research and development funding. This revenue compares to $6.8 million recognized from deferred revenue related to upfront payments for licenses, $2.0 million in milestone revenue and $4.6 million in research and development funding recognized in the three months ended March 31, 2014.

Collaboration revenue recognized from deferred revenue in the three months ended March 31, 2015 comprised $0.1 million under our Celgene agreement and $0.5 million under our GSK agreement, as compared to $1.7 million under our Celgene agreement, $4.6 million under our GSK agreement and $0.4 million under our original Eisai agreement in the three months ended March 31, 2014. Milestone revenue in the three months ended March 31, 2014 consisted of a $2.0 million preclinical research and development milestone achieved under our GSK agreement. Collaboration revenue recognized for research and development services in the three months ended March 31, 2015 was solely under our GSK agreement, as compared to $3.4 million under our GSK agreement and $1.2 million under our original Eisai agreement in the three months ended March 31, 2014.

Research and Development

The following is a comparison of research and development expenses for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014	Increase
	(In millions)
Research and development	$57.1	$15.3	$41.8

Research and development expenses consist of expenses incurred in performing research and development activities, including compensation and benefits for full-time research and development employees, facilities expenses, overhead expenses, clinical trial and related clinical manufacturing expenses, fees paid to third party contract research organizations, or CROs, and other outside expenses, including, in the first quarter of 2015, a $40.0 million upfront payment paid to Eisai in connection with our amended and restated collaboration and license agreement under which we reacquired worldwide rights, excluding Japan, to our EZH2 program, including EPZ-6438. As we advance our product platform, we are conducting research on several prioritized HMT targets. Our research and development team is organized such that the strategy, design, management and evaluation of results of all of our research and development plans is accomplished internally while some of our research and development activities are executed using our multinational network of CROs. In the early phases of development, our research and development costs are often devoted to enhancing our product platform and are not necessarily allocable to specific targets. In circumstances, such as our Celgene collaboration, where our collaboration and license agreements provide for equally co-funded global development under joint risk sharing collaborations, amounts received from collaboration partners for such co-funding are recorded as a reduction to research and development expense.

The following table illustrates the components of our research and development expenses:

	Three Months Ended March 31,
Product Program (Phase as of the latest period end)	2015	2014
	(In millions)
External research and development expenses:
EPZ-6438 (Phase 1/2) and related EZH2 programs	$41.4	$0.6
EPZ-5676 (Phase 1) and related DOT1L programs	2.1	3.1
Discovery and preclinical stage product programs, collectively	6.2	5.7
Internal research and development expenses	7.4	5.9

Total research and development expenses	$57.1	$15.3

During the three months ended March 31, 2015, our total research and development expenses increased by $41.8 million compared to the same period of 2014, primarily due to the $40.0 million upfront payment paid to Eisai in the first quarter of 2015 in connection with our amended and restated collaboration and license agreement under which we reacquired worldwide rights, excluding Japan, to our EZH2 program, including EPZ-6438. Research and development expenses for EPZ-5676 for the three months ended March 31, 2015 and 2014 are net of $0.5 million and $0.4 million, respectively, of global development co-funding from Celgene.

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

Our internal research and development expenses increased by $1.5 million in the three months ended March 31, 2015 due to general increases in overhead and employee costs, including a $0.7 million increase in stock-based compensation expense as compared to the same period of the prior year.

External research and development expenses for EPZ-6438 and related EZH2 programs focused on the EPZ-6438 Phase 1/2 clinical trial and our reacquisition of worldwide rights to EZH2 programs from Eisai. The increase in external research and development expenses for EPZ-6438 and related EZH2 programs in the three months ended March 31, 2015, as compared to the same period of the prior year, primarily represents costs associated with our reacquisition of EPZ-6438 and related EZH2 programs, including the $40.0 million upfront payment made to Eisai in March 2015. External research and development expenses for EPZ-5676 and related DOT1L programs focused on the ongoing EPZ-5676 Phase 1 clinical trials. The decrease in external research and development expenses for EPZ-5676 and related DOT1L programs primarily reflects the inclusion of $0.5 million in companion diagnostic development costs in the first quarter of 2014 under an agreement that was terminated in the fourth quarter of 2014 as well as a $0.4 million year-over-year decrease in chemistry, manufacturing and controls costs. External research and development expenses for EPZ-5676 and related DOT1L programs include $0.5 million and $0.4 million of global development co-funding from Celgene in the first quarters of 2015 and 2014, respectively, which is recorded as a reduction to research and development expense. External research and development expenses for discovery and preclinical stage product programs increased from $5.7 million in the first quarter of 2014 to $6.2 million in the first quarter of 2015 as we advanced the research and development of these programs.

External research and development expenses from January 1, 2010 through March 31, 2015 were $58.0 million for EPZ-6438 and related EZH2 programs and $49.8 million for EPZ-5676 and related DOT1L programs. We did not maintain program-specific external cost information prior to January 1, 2010.

We expect that research and development expenses will be increased in 2015, when compared to 2014, as we assume responsibility for funding the planned clinical trials of EPZ-6438.

General and Administrative

The following is a comparison of general and administrative expenses for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014	Increase
	(In millions)
General and administrative	$5.2	$5.0	$0.2

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

For the three months ended March 31, 2015, our general and administrative expenses increased compared to the three months ended March 31, 2014, primarily related to increased stock-based compensation expense.

We expect that general and administrative expenses will remain relatively consistent in the remainder of 2015, when compared to 2014.

Other Income, net

Other income, net consists of interest income earned on our cash equivalents and other income recorded from a tax incentive award received in 2013, offset in 2014 by imputed interest expense on a contract termination obligation. The increase in other income, net in the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 primarily reflects a higher average cash and cash equivalent balance during the first quarter of 2015, as compared to the first quarter of 2014, as well as the recognition of interest expense in the three months ended March 31, 2014 on a contract termination obligation that was settled in full as of December 31, 2014.

Income Tax Expense

We did not record a federal or state income tax provision or benefit for the three months ended March 31, 2015 and 2014 due to the expected loss before income taxes to be incurred for the years ended December 31, 2015 and 2014, as well as our continued maintenance of a full valuation allowance against our net deferred tax assets.

Liquidity and Capital Resources

In March 2015, we conducted a public offering of our common stock, selling 6,000,000 shares at a price of $20.75 per share. We received net proceeds before expenses from the sale of these 6,000,000 shares of $117.0 million after deducting underwriting discounts and commissions paid by us. In addition, in April 2015, we issued and sold an additional 701,448 shares at a price of $20.75 per share pursuant to the underwriters’ option to purchase additional shares that we granted in connection with our March 2015 public offering. We received net proceeds before expenses from the sale of these 701,448 shares of $13.7 million after deducting underwriting discounts and commissions paid by us.

Since our inception and through March 31, 2015, we have raised an aggregate of $567.6 million to fund our operations, of which $190.8 million was non-equity funding through our collaboration agreements, $300.8 million was from the sale of common stock in our public offerings and $76.0 million was from the sale of redeemable convertible preferred stock. As of March 31, 2015, we had $244.5 million in cash and cash equivalents.

In addition to our existing cash and cash equivalents, we receive global development co-funding and are eligible to earn a significant amount of option exercise and milestone payments under our collaboration agreements. Our ability to earn these payments and the timing of earning these payments is dependent upon the outcome of our research and development activities and is uncertain at this time. Our rights to payments under our collaboration agreements are our only committed external source of funds.

Funding Requirements

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third party research and development services, laboratory and related supplies, clinical costs, our potential future milestone payment obligations to Eisai under the amended Eisai collaboration agreement, legal and other regulatory expenses and general overhead costs.

Because our product candidates are in various stages of clinical and preclinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates or whether, or when, we may achieve profitability. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity or debt financings and collaboration arrangements. Except for any obligations of our collaborators to reimburse us for research and development expenses or to make option exercise, milestone or royalty payments under our agreements with them, we do not have any committed external sources of liquidity. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interest of our stockholders may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. Our ability to enter into collaboration agreements for additional HMT targets is significantly limited until the end of the option period under the Celgene agreement and may continue to be limited after the end of the option period depending on how many other HMT targets Celgene elects to license, if any. If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise any additional funds that may be needed through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Outlook

Based on our research and development plans and our timing expectations related to the progress of our programs, we believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements through at least the end of 2016, without giving effect to any potential option exercise fees or milestone payments we may receive under our collaboration agreements. We have based this estimate on assumptions that may prove to be wrong, particularly as the process of testing drug candidates in clinical trials is costly and the timing of progress in these trials is uncertain. As a result, we could use our capital resources sooner than we expect.

Cash Flows

The following is a summary of cash flows for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(In millions)
Net cash (used in) provided by operating activities	$(22.7)	$11.9
Net cash used in investing activities	(40.2)	(0.3)
Net cash provided by financing activities	117.3	101.9

Net cash (used in) provided by operating activities

Net cash used in operating activities of $22.7 million during the three months ended March 31, 2015 reflects spend in our research and development and general and administrative activities. Net cash provided by operating activities of $11.9 million during the three months ended March 31, 2014 reflects the collection of $33.7 million in accounts receivable during the first quarter of 2014, comprising $29.0 million in milestone payments receivable and $4.7 million in research reimbursements receivable as of December 31, 2013, partially offset by cash used in operating activities during the three months ended March 31, 2014.

Net cash used in investing activities

Net cash used in investing activities during the three months ended March 31, 2015 reflects the $40.0 million upfront payment made to Eisai upon the execution of our amended and restated collaboration and license agreement, under which we reacquired worldwide rights, excluding Japan, to our EZH2 program, including EPZ-6438, as well as purchases of general maintenance capital. Net cash used in investing activities during the three months ended March 31, 2014 relates solely to purchases of property and equipment and represents general maintenance capital.

Net cash provided by financing activities

Net cash provided by financing activities of $117.3 million during the three months ended March 31, 2015 primarily reflects net cash received from our March 2015 public offering of our common stock as well as cash received for stock option exercises and the purchase of shares under our employee stock purchase plan. Net cash provided by financing activities of $101.9 million during the three months ended March 31, 2014 reflects net cash received from our February 2014 public offering of our common stock as well as cash received for stock option exercises and the purchase of shares under our employee stock purchase plan.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, Revenue From Contracts With Customers. ASU 2014-09 amends Accounting Standards Codification, or ASC, 605, Revenue Recognition, by outlining a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU 2014-09 will be effective for us for interim and annual periods beginning after December 15, 2016. We are evaluating the impact that this ASU may have on our consolidated financial statements, if any.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 amends ASC 205-40, Presentation of Financial Statements—Going Concern, by providing guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements, including requiring management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements and providing certain disclosures if there is substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 will be effective for us for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. We are still evaluating the impact of this ASU on our consolidated financial statements; however, it is disclosure-only in nature.

In April 2015, the FASB issued ASU No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. ASU 2015-05 amends ASC 350-40, Internal-Use Software, by providing customers with guidance on determining whether a cloud computing arrangement contains a software license that should be accounted for as internal-use software. ASU 2015-05 will be effective for us for annual periods beginning after December 15, 2015 and interim period within annual periods beginning after December 15, 2015. We are evaluating the impact that this ASU may have on our consolidated financial statements, if any.

Contractual Obligations

In the first quarter of 2015, we acquired computer equipment pursuant to a three-year capital lease. Future minimum lease payments for this equipment are as follows:

Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(In thousands)
Equipment lease	1,940	665	1,275	—	—

In connection with the amended and restated collaboration and license agreement we executed with Eisai in March 2015, we and Eisai entered into an amended and restated letter agreement related to our December 2012 companion diagnostic agreement with Roche. Upon the execution of the amended and restated letter agreement with Eisai, we assumed responsibility for up to $15.5 million of the remaining development costs under the agreement with Roche. Payments for development costs under the Roche agreement are to be made upon the completion by Roche of certain defined development activities.

Additionally, in connection with the execution of the amended and restated collaboration and license agreement with Eisai, we agreed to pay Eisai up to $20.0 million upon the achievement of specified clinical development milestones and up to $50.0 million upon the achievement of specified regulatory milestones. In addition, we may be required to pay Eisai royalties at a percentage in the mid-teens on worldwide net sales of any EZH2 product, excluding net sales in Japan.

There were no other material changes to our contractual obligations during the first quarter of 2015. For a complete discussion of our contractual obligations, please refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2015, we had cash equivalents of $196.9 million consisting of interest-bearing money market accounts and prime money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of these investments, an immediate 100 basis point change in interest rates at levels as of March 31, 2015 would not have a material effect on the fair market value of our cash equivalents.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2015.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The discovery of novel epigenetic therapies for cancer patients is an emerging field, and the scientific discoveries that form the basis for our efforts to discover and develop product candidates are relatively new. The scientific evidence to support the feasibility of developing product candidates based on these discoveries is both preliminary and limited. Although epigenetic regulation of gene expression plays an essential role in biological function, few drugs premised on epigenetics have been discovered. Moreover, those drugs based on an epigenetic mechanism that have received marketing approval are in different target classes than HMTs, where our research and development is focused. Although preclinical studies suggest that genetic alterations can result in changes to the activity of HMTs, making them oncogenic, to date no company has translated these biological observations into systematic drug discovery that has yielded a drug that has received marketing approval. We believe that we are the first company to conduct a clinical trial of an HMT inhibitor. Therefore, we do not know if our approach of inhibiting HMTs to treat cancer patients will be successful.

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

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

•	regulators or institutional review boards may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

•	we may experience delays in reaching, or fail to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;

•	clinical trials of our product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;

•	preclinical testing may produce results based on which we may decide, or regulators may require us, to conduct additional preclinical studies before we proceed with certain clinical trials, limit the scope of our clinical trials, halt ongoing clinical trials or abandon product development programs;

•	the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials at a higher rate than we anticipate;

•	our third party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;

•	we may have to suspend or terminate clinical trials of our product candidates for various reasons, including a finding that the participants are being exposed to unacceptable health risks;

•	regulators or institutional review boards may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;

•	the cost of clinical trials of our product candidates may be greater than we anticipate;

•	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate; and

•	our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or institutional review boards to suspend or terminate the trials.

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

Since inception, we have incurred significant operating losses. Our net loss was $61.3 million for the three months ended March 31, 2015. As of March 31, 2015, we had an accumulated deficit of $172.4 million. To date, we have financed our operations primarily through our collaborations, our public offerings, and private placements of our preferred stock. All of our revenue to date has been collaboration revenue. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and, beginning in 2012, clinical trials. We are still in the early stages of development of our product candidates, and we have not completed development of any drugs. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially over the next several years as we:

•	continue our Phase 1/2 clinical trial of EPZ-6438 for treatment of patients with non-Hodgkin lymphoma and advanced solid tumors;

•	pay any milestone payments provided for and achieved under the amended and restated collaboration and license agreement with Eisai;

•	initiate our planned clinical trials of EPZ-6438 in adult and pediatric patients with INI1-negative or INI1-deficient tumors;

•	continue our Phase 1 clinical trial of EPZ-5676 for treatment of adult patients with MLL-r;

•	continue our Phase 1 clinical trial of EPZ-5676 in pediatric patients with MLL-r;

•	continue the research and development of our other product candidates;

•	seek to discover and develop additional product candidates;

•	seek regulatory approvals for any product candidates that successfully complete clinical trials;

•	ultimately establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any products for which we may obtain regulatory approval;

•	maintain, expand and protect our intellectual property portfolio;

•	hire additional clinical, quality control and scientific personnel; and

•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts.

We expect our use of cash to significantly increase as a result of the amended and restated collaboration and license agreement with Eisai. Upon the execution of the amended and restated collaboration and license agreement, we paid Eisai a $40.0 million upfront payment. We also agreed to pay Eisai up to $20.0 million in clinical development milestone payments, up to $50.0 million in regulatory milestone payments and royalties at a percentage in the mid-teens on worldwide net sales of any EZH2 product, excluding net sales in Japan. In addition, we are responsible for solely funding global development, manufacturing and commercialization costs for EZH2 compounds as well as up to $15.5 million of the remaining development costs under the companion diagnostic agreement with Roche. Prior to the amended and restated agreement, Eisai was responsible for solely funding all research, development and commercialization costs for licensed compounds.

To become and remain profitable, we must succeed in developing, and eventually commercializing, a product or products that generate significant revenue. The ability to achieve this success will require us to be effective in a range of challenging activities, including completing preclinical testing and clinical trials of our product candidates, discovering additional product candidates, obtaining regulatory approval for these product candidates and manufacturing, marketing and selling any products for which we may obtain regulatory approval. We are only in the preliminary stages of most of these activities. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability.

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

We expect our expenses to increase in connection with our ongoing activities, particularly as we have assumed responsibility for the funding of the EZH2 program, including the ongoing Phase 1/2 clinical trial of EPZ-6438 and any milestone payments provided for and achieved under the amended and restated collaboration and license agreement with Eisai; initiate our planned clinical trials of EPZ-6438 in adult and pediatric patients with INI1-negative or INI1-deficient tumors; continue the Phase 1 clinical trial of EPZ-5676 in adult MLL-r patients and the Phase 1 clinical trial of EPZ-5676 in pediatric MLL-r patients; and continue research and development and initiate additional clinical trials of, and seek regulatory approval for, these product candidates and other product candidates. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on acceptable terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

Based on our research and development plans and our timing expectations related to the progress of our programs, we believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements through at least the end of 2016, without giving effect to any potential option exercise fees or milestone payments we may receive under our collaboration agreements. We have based these expectations on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Our future capital requirements will depend on many factors, including:

•	our remaining collaboration agreements remaining in effect and our ability to obtain global development co-funding and achieve milestones under these agreements;

•	the progress and results of our ongoing Phase 1/2 clinical trial of EPZ-6438 and Phase 1 clinical trials of EPZ-5676 and our planned trials of EPZ-6438;

•	the number and development requirements of additional indications for EPZ-6438 and EPZ-5676 and other product candidates that we may pursue, including the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for such product candidates;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution for any of our product candidates for which we receive marketing approval;

•	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;

•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and

•	the extent to which we acquire or in-license other products and technologies.

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

As a component of the amended and restated collaboration agreement with Eisai, we have entered into a transition plan with Eisai under which we are coordinating the transition of clinical and related development and manufacturing responsibilities from Eisai. The transition of these activities, including the time necessary to transfer regulatory sponsorship of our ongoing Phase 1/2 clinical trial; transfer or establish clinical site agreements for our ongoing Phase 1/2 clinical trial; and identify, test and establish manufacturing capabilities with a third party manufacturer, among other things, could cause delays in the clinical progress and development of EPZ-6438.

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

As of April 24, 2015, our executive officers and directors and their affiliates beneficially own, in the aggregate, shares representing approximately 31.2% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Our stock price has been and may in the future be volatile. From May 31, 2013 to April 24, 2015, the sale price of our common stock as reported on the NASDAQ Global Market ranged from a high of $45.72 per share to a low of $16.51 per share. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

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

Item 6. Exhibits

10.1	Employment Offer Letter dated January 28, 2015 by and between the Registrant and Andrew E. Singer (1)

10.2	Amended and Restated Collaboration and License Agreement dated as of March 12, 2015 by and between the Registrant and Eisai Co., Ltd. (2)

10.3	Amended and Restated Letter Agreement dated as of March 12, 2015 by and between the Registrant and Eisai Co., Ltd. relating to the Companion Diagnostics Agreement (2)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by Robert J. Gould, Ph.D., President and Chief Executive Officer of the Company, and Andrew E. Singer, Executive Vice President, Finance and Administration, Chief Financial Officer and Treasurer of the Company. (3)

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.LAB	XBRL Labels Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-35945) filed with the Securities and Exchange Commission on February 3, 2015.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-35945) filed with the Securities and Exchange Commission on March 16, 2015.
(3)	Filed with this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 28, 2015

EPIZYME, INC.

By:	/s/ Andrew E. Singer
Andrew E. Singer
Executive Vice President, Finance and Accounting, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)