Form 10-Q
period 2015-06-30
Epizyme, Inc.
filed 2015-08-06
CIK 1571498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares outstanding of the registrant’s common stock as of July 31, 2015: 41,329,700 shares.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

EPIZYME, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands except share and per share data)

	June 30,	December 31,
	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$236,695	$190,095
Accounts receivable	723	2,075
Prepaid expenses and other current assets	2,011	2,840

Total current assets	239,429	195,010

Property and equipment, net	4,856	3,620
Restricted cash and other assets	709	573

Total Assets	$244,994	$199,203

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,022	$8,300
Accrued expenses	9,476	7,043
Current portion of capital lease obligation	534	—
Current portion of deferred revenue	174	1,702

Total current liabilities	13,206	17,045
Capital lease obligation, net of current portion	1,017	—
Deferred revenue, net of current portion	21,449	21,449
Other long-term liabilities	416	427
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.0001 par value; 125,000,000 shares authorized; 41,240,338 shares and 34,426,012 shares issued and outstanding, respectively	4	3
Additional paid-in capital	407,072	271,364
Accumulated deficit	(198,170)	(111,085)

Total stockholders’ equity	208,906	160,282

Total Liabilities and Stockholders’ Equity	$244,994	$199,203

See notes to condensed consolidated financial statements.

EPIZYME, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(Amounts in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Collaboration revenue	$736	$9,494	$1,647	$22,885

Operating expenses:
Research and development	20,551	17,499	77,602	32,846
General and administrative	5,970	5,306	11,207	10,262

Total operating expenses	26,521	22,805	88,809	43,108

Loss from operations	(25,785)	(13,311)	(87,162)	(20,223)

Other income, net:
Interest income, net	6	26	37	42
Other income	20	12	40	24

Other income, net	26	38	77	66

Loss before income taxes	(25,759)	(13,273)	(87,085)	(20,157)
Income tax expense	—	113	—	113

Net loss	$(25,759)	$(13,386)	$(87,085)	$(20,270)

Loss per share allocable to common stockholders:
Basic and Diluted	$(0.63)	$(0.40)	$(2.29)	$(0.63)

Weighted average shares outstanding:
Basic and Diluted	41,087	33,156	38,056	32,064

Comprehensive loss	$(25,759)	$(13,386)	$(87,085)	$(20,270)

See notes to condensed consolidated financial statements.

EPIZYME, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(87,085)	$(20,270)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Acquired in-process research and development	40,000	—
Depreciation and amortization	653	362
Stock-based compensation	4,910	3,095
Loss on disposal of property and equipment	6	—
Changes in operating assets and liabilities:
Accounts receivable	1,352	31,476
Prepaid expenses and other current assets	829	(235)
Accounts payable	(5,212)	(142)
Accrued expenses	2,433	(410)
Deferred revenue	(1,528)	(9,387)
Restricted cash and other assets	(136)	169
Other long-term liabilities	(11)	8

Net cash (used in) provided by operating activities	(43,789)	4,666

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of in-process research and development	(40,000)	—
Purchases of property and equipment	(229)	(824)

Net cash used in investing activities	(40,229)	(824)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment under capital lease obligation	(181)	—
Proceeds from public offering, net of commissions	130,712	101,283
Proceeds from stock options exercised	215	1,334
Excess tax benefit from stock option plan	—	28
Issuance of shares under employee stock purchase plan	239	201
Payment of public offering costs	(367)	(649)
Proceeds from reimbursement of public offering costs	—	269

Net cash provided by financing activities	130,618	102,466

Net increase in cash and cash equivalents	46,600	106,308
Cash and cash equivalents, beginning of period	190,095	123,564

Cash and cash equivalents, end of period	$236,695	$229,872

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Purchases of property and equipment unpaid at period end	15	113
Equipment acquired under capital lease	1,732	—
Income taxes paid	2	241

See notes to condensed consolidated financial statements.

EPIZYME, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Overview and Basis of Presentation

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

The condensed consolidated financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “Annual Report”).

The unaudited condensed consolidated financial statements include the accounts of Epizyme and its subsidiary. All intercompany transactions and balances of subsidiaries have been eliminated in consolidation. In the opinion of management, the information furnished reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair presentation of the results for the reported interim periods. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The three months ended June 30, 2015 and 2014 are referred to as the second quarter of 2015 and 2014, respectively. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period.

In March 2015, the Company conducted a public offering of its common stock, selling 6,000,000 shares at a price of $20.75 per share. The Company received net proceeds before expenses from the sale of these 6,000,000 shares of $117.0 million after deducting underwriting discounts and commissions paid by the Company. In April 2015, the Company issued and sold an additional 701,448 shares in connection with the March 2015 public offering at a price of $20.75 per share pursuant to the underwriters’ option to purchase additional shares that the Company granted in connection with such public offering. The Company received net proceeds before expenses from the sale of these 701,448 shares of $13.7 million after deducting underwriting discounts and commissions paid by the Company.

2.	Summary of Significant Accounting Policies

In the six months ended June 30, 2015, the Company updated its accounting policy regarding property and equipment as a result of property and equipment acquired pursuant to a capital lease.

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

Additionally, the Company updated its accounting policies as a result of the amended and restated collaboration and license agreement the Company executed with Eisai Co., Ltd. (“Eisai”), pursuant to which the Company recorded the reacquisition of worldwide rights, excluding Japan, to its EZH2 program, including tazemetostat (also known as EPZ-6438), as an acquisition of in-process research and development.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 amends Accounting Standards Codification (“ASC”) 605, Revenue Recognition, by outlining a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU 2014-09 was originally pronounced to become effective for the Company for interim and annual periods beginning after December 15, 2016. In July 2015, the FASB approved a one-year deferral of the effective date of ASU 2014-09. This ASU will be effective for annual and interim periods beginning on or after December 15, 2017. Early adoption is permitted, however not before the original effective date of annual periods beginning after December 15, 2016. The Company is evaluating the impact that this ASU may have on its consolidated financial statements, if any.

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

In April 2015, the FASB issued ASU No. 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. ASU 2015-05 amends ASC 350-40, Internal-Use Software, by providing customers with guidance on determining whether a cloud computing arrangement contains a software license that should be accounted for as internal-use software. ASU 2015-05 will be effective for the Company for annual periods beginning after December 15, 2015 and interim periods within annual periods beginning after December 15, 2015. The Company is evaluating the impact that this ASU may have on its consolidated financial statements, if any.

In June 2015, the FASB issued ASU No. 2015-10, Technical Corrections and Improvements. ASU 2015-10 covers a wide range of Topics in the ASC. The amendments in this ASU represent changes to clarify the ASC, correct unintended application of guidance, or make minor improvements to the ASC that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Additionally, some of the amendments will make the ASC easier to understand and easier to apply by eliminating inconsistencies, providing needed clarifications, and improving the presentation of guidance in the ASC. The amendments in ASU 2015-10 that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. All other amendments will be effective upon the issuance of this ASU. The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements and footnote disclosures.

3.	Fair Value Measurements

The Company classifies fair value based measurements using a three-level hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows: Level 1, quoted market prices in active markets for identical assets or liabilities; Level 2, observable inputs other than quoted market prices included in Level 1 such as quoted market prices for markets that are not active or other inputs that are observable or can be corroborated by observable market data; and Level 3, unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities, including estimates and assumptions developed by the Company, reflective of those that a market participant would use, as inputs to certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The Company’s financial instruments as of June 30, 2015 and December 31, 2014 consisted primarily of cash and cash equivalents, accounts receivable and accounts payable. As of June 30, 2015 and December 31, 2014, the Company’s financial assets recognized at fair value consisted of the following:

	Fair Value as of June 30, 2015
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents	$196,924	$196,924	$—	$—

Total	$196,924	$196,924	$—	$—

	Fair Value as of December 31, 2014
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents	$184,257	$184,257	$—	$—

Total	$184,257	$184,257	$—	$—

4.	Accrued Expenses

Accrued expenses consisted of the following:

	June 30, 2015	December 31, 2014
	(In thousands)
Employee compensation and benefits	$2,068	$2,623
Research and development and professional expenses	7,408	4,420

Accrued expenses	$9,476	$7,043

5.	Income Taxes

The Company did not record a federal or state income tax provision or benefit for the three and six months ended June 30, 2015 due to the expected loss before income taxes to be incurred for the year ending December 31, 2015, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets.

The Company recorded $0.1 million of income tax expense in the three and six months ended June 30, 2014 due to provision-to-return adjustments identified related to the year ended December 31, 2013. The Company did not record a federal or state income tax provision or benefit for the three or six months ended June 30, 2014 related to the year ending December 31, 2014, due to the then expected loss before income taxes to be incurred for the year ending December 31, 2014, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets.

6.	Commitments and Contingencies

Commitments

In the first quarter of 2015, the Company acquired computer equipment pursuant to a capital lease. Future minimum equipment lease payments under this capital lease, net of imputed interest, as of June 30, 2015 are as follows:

Future minimum lease payments in year ending December 31:	(In thousands)
2015	$332
2016	665
2017	665
2018	111

Total future minimum lease payments	1,773
Less: Amount representing imputed interest on equipment lease	(222)

Capital lease obligation	$1,551

The Company also entered into an agreement in June 2015 to lease approximately 4,000 square feet of office space in Durham, North Carolina through July 2017. Total future minimum lease payments under this office lease agreement are approximately $0.2 million.

In connection with the amended and restated collaboration and license agreement that the Company executed with Eisai in March 2015, the Company and Eisai entered into an amended and restated letter agreement related to their December 2012 companion diagnostic agreement with Roche Molecular Systems (“Roche”). Upon the execution of the amended and restated letter agreement with Eisai, the Company assumed responsibility for up to $15.5 million of the remaining development costs under the agreement with Roche. Eisai continues to be responsible for up to $1.0 million of the remaining Japan-specific development costs under the agreement with Roche.

Contingencies

In connection with the execution of the amended and restated collaboration and license agreement with Eisai, the Company agreed to pay Eisai up to a total of $20.0 million upon the achievement of specified clinical development milestones and up to a total of $50.0 million upon the achievement of specified regulatory milestones. In addition, the Company may be required to pay Eisai royalties at a percentage in the mid-teens on worldwide net sales of any EZH2 product, excluding net sales in Japan.

7.	Collaborations

Eisai

In April 2011, the Company entered into a collaboration and license agreement with Eisai under which the Company granted Eisai an exclusive worldwide license to its small molecule HMT inhibitors directed to the EZH2 HMT, including the Company’s product candidate tazemetostat, while retaining an opt-in right to co-develop, co-commercialize and share profits with Eisai as to licensed products in the United States (the “original agreement”). Additionally, as part of the research collaboration, the Company provided research and development services related to the licensed compounds through December 31, 2014.

The Company recognized $2.0 million and $3.6 million of collaboration revenue in the three and six months ended June 30, 2014, respectively, under the original agreement. As of December 31, 2014, the Company had completed its performance obligations under the original agreement. Accordingly, the Company had no remaining deferred revenue as of December 31, 2014 related to the original agreement.

In March 2015, the Company entered into an amended and restated collaboration and license agreement with Eisai, under which the Company reacquired worldwide rights, excluding Japan, to its EZH2 program, including tazemetostat. Under the amended and restated collaboration and license agreement, the Company is responsible for global development, manufacturing and commercialization outside of Japan of tazemetostat and any other EZH2 product candidates, with Eisai retaining development and commercialization rights in Japan, as well as a right to elect to manufacture tazemetostat and any other EZH2 product candidates in Japan.

Under the original agreement, Eisai was solely responsible for funding all research, development and commercialization costs for EZH2 compounds. Under the amended and restated collaboration and license agreement, the Company is solely responsible for funding global development, manufacturing and commercialization costs for EZH2 compounds outside of Japan, including up to $15.5 million of the remaining development costs due under a Roche companion diagnostic agreement, and Eisai is solely responsible for funding Japan-specific development and commercialization costs for EZH2 compounds.

The Company recorded the reacquisition of worldwide rights, excluding Japan, to the EZH2 program, including tazemetostat, under the amended and restated collaboration and license agreement with Eisai as an acquisition of an in-process research and development asset. As this asset was acquired without corresponding processes or activities that would constitute a business, has not achieved regulatory approval for marketing and, absent obtaining such approval, has no alternative future use, the Company recorded the $40.0 million upfront payment made to Eisai in March 2015 as research and development expense in the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2015. The Company has also agreed to pay Eisai up to $20.0 million in clinical development milestone payments, up to $50.0 million in regulatory milestone payments and royalties at a percentage in the mid-teens on worldwide net sales of any EZH2 product, excluding net sales in Japan. The Company is eligible to receive from Eisai royalties at a percentage in the mid-teens on net sales of any EZH2 product in Japan.

Celgene

In April 2012, the Company entered into a collaboration and license agreement with Celgene Corporation and Celgene International Sàrl, an affiliate of Celgene Corporation (Celgene Corporation and its affiliated entities are collectively referred to as “Celgene”), to discover, develop and commercialize, in all countries other than the United States, small molecule HMT inhibitors targeting the DOT1L HMT, including pinometostat (also known as EPZ-5676), and any HMT targets from its product platform, other than the EZH2 HMT including tazemetostat and targets covered by its collaboration with Glaxo Group Limited, an affiliate of GlaxoSmithKline (“GSK”), which the Company refers to as the available targets. On July 8, 2015, the Company entered into an amendment and restatement of its collaboration and license agreement with Celgene Corporation and Celgene RIVOT Ltd., an affiliate of Celgene Corporation. Refer to Note 11, Subsequent Events, for additional information.

Agreement Structure

Under the original agreement, the Company granted Celgene an exclusive license, for all countries other than the United States, to small molecule HMT inhibitors targeting the DOT1L HMT, including pinometostat, and an option, on a target-by-target basis, to exclusively license, for all countries other than the United States, rights to small molecule HMT inhibitors targeting any HMT targets, other than the EZH2 HMT including tazemetostat and targets covered by the Company’s collaboration and license agreement dated January 8, 2011 with GSK. Under the original agreement, Celgene’s option was exercisable during an option period that would have expired on July 9, 2015.

Under the original agreement, the Company received a $65.0 million upfront payment and $25.0 million from the sale of its series C redeemable convertible preferred stock to an affiliate of Celgene, of which $3.0 million was considered a premium and included as collaboration arrangement consideration for a total upfront payment of $68.0 million. In addition, the Company has received a $25.0 million clinical development milestone payment and $6.7 million of global development co-funding through June 30, 2015. The Company was also eligible to receive $35.0 million in an additional clinical development milestone payment and up to $100.0 million in regulatory milestone payments related to DOT1L as well as up to $65.0 million in payments, including a combination of clinical development milestone payments and an option exercise fee for each available target as to which Celgene had the right to exercise its option during an initial option period that ended in July 2015 (each a “selected target”), and up to $100.0 million in regulatory milestone payments for each selected target. As to DOT1L and each selected target, the Company retained all product rights in the United States and was eligible to receive royalties for each target at defined percentages ranging from the mid-single digits to the mid-teens on net product sales outside of the United States subject to reduction in specified circumstances

The Company is obligated to conduct and solely fund research and development costs of the Phase 1 clinical trials for pinometostat. For all remaining DOT1L program development costs, Celgene and the Company will equally co-fund global development and each party will solely fund territory-specific development costs for its territory.

Collaboration Revenue

Through June 30, 2015, in addition to amounts allocated to Celgene’s purchase of shares of the Company’s series C redeemable convertible preferred stock, the Company had recorded a total of $99.8 million in cash and accounts receivable under the Celgene agreement, including the $3.0 million implied premium on Celgene’s purchase of shares of the Company’s series C redeemable convertible preferred stock. Through June 30, 2015, the Company has recognized $71.5 million of collaboration revenue related to this agreement, including $0.1 million and $0.2 million in the three and six months ended June 30, 2015, respectively, and $1.2 million and $2.9 million in the three and six months ended June 30, 2014, respectively, and $6.7 million of global development co-funding as a reduction to research and development expense, including $0.4 million and $0.9 million in the three and six months ended June 30, 2015, respectively, and $0.9 million and $1.3 million in the three and six months ended June 30, 2014, respectively, in the condensed consolidated statements of operations and comprehensive loss. As of June 30, 2015 and December 31, 2014, the Company had deferred revenue of $21.6 million and $21.7 million, respectively, related to this agreement.

GSK

In January 2011, the Company entered into a collaboration and license agreement with GSK, to discover, develop and commercialize novel small molecule HMT inhibitors directed to available targets from the Company’s platform. Under the terms of the agreement, the Company granted GSK exclusive worldwide license rights to HMT inhibitors directed to three targets. Additionally, as part of the research collaboration, the Company agreed to provide research and development services related to the licensed targets pursuant to agreed upon research plans during a research term that ended January 8, 2015. In March 2014, the Company and GSK amended certain terms of this agreement for the third licensed target, revising the license terms with respect to candidate compounds and amending the corresponding financial terms, including reallocating milestone payments and increasing royalty rates as to the third target. The Company substantially completed all research obligations under this agreement by the end of the first quarter of 2015 and completed the transfer of the remaining data and materials for these programs to GSK in the second quarter of 2015.

Agreement Structure

Under the agreement, the Company recorded a $20.0 million upfront payment, a $3.0 million payment upon the execution of the March 2014 agreement amendment, $6.0 million of fixed research funding, $15.0 million of preclinical research and development milestone payments and $9.0 million for research and development services. The Company is eligible to receive up to $18.0 million in additional preclinical research and development milestone payments, up to $109.0 million in clinical development milestone payments, up to $275.0 million in regulatory milestone payments and up to $218.0 million in sales-based milestone payments. In addition, GSK is required to pay the Company royalties, at percentages from the mid-single digits to the low double-digits, on a licensed product-by-licensed product basis, on worldwide net product sales, subject to reduction in specified circumstances. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, the Company may not receive any additional milestone payments or royalty payments from GSK. Due to the varying stages of development of each licensed target, the Company is not able to determine the next milestone that might be achieved under this agreement, if any. GSK became solely responsible for development and commercialization for each licensed target in the collaboration when the research term ended on January 8, 2015.

Collaboration Revenue

Through June 30, 2015, the Company received a total of $53.0 million in cash under the GSK agreement, which the Company recognized as collaboration revenue in the condensed consolidated statements of operations and comprehensive loss, including $0.6 million and $1.4 million in the three and six months ended June 30, 2015, respectively, and $6.3 million and $16.4 million in the three and six months ended June 30, 2014, respectively, including a $1.0 million preclinical research and development milestone achieved and recognized as collaboration revenue in the three months ended June 30, 2014 and an additional $2.0 million preclinical research and development milestone achieved and recognized as collaboration revenue in the six months ended June 30, 2014. As of December 31, 2014, the Company had deferred revenue of $1.4 million related to this agreement, which was fully recognized as collaboration revenue by June 30, 2015.

Companion Diagnostics

Roche

In December 2012, Eisai and the Company entered into an agreement with Roche under which Eisai and the Company agreed to fund Roche’s development of a companion diagnostic to identify patients who possess certain point mutations in EZH2. At the same time, Eisai and the Company entered into a letter agreement pursuant to which Eisai agreed to be responsible for the development costs under the Roche agreement. In October 2013, this agreement was amended to include additional point mutations in EZH2. Under the terms of the amended agreement, Roche is to be paid up to a total of $21.5 million to develop and to make commercially available the companion diagnostic.

In connection with the March 2015 execution of the amended and restated collaboration and license agreement with Eisai, the Company and Eisai entered into an amended and restated letter agreement, pursuant to which the Company agreed to be responsible for up to $15.5 million of the remaining development costs under the agreement with Roche. Eisai continues to be responsible for up to $1.0 million of the remaining Japan-specific development costs under the agreement with Roche.

8.	Stock-Based Compensation

Total stock-based compensation expense related to stock options, restricted stock units and the employee stock purchase plan was $2.5 million and $1.6 million for the three months ended June 30, 2015 and 2014, respectively, and $4.9 million and $3.1 million for the six months ended June 30, 2015 and 2014, respectively.

Stock-based compensation expense is classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Research and development	$1,437	$815	$2,795	$1,496
General and administrative	1,057	817	2,115	1,599

Total	$2,494	$1,632	$4,910	$3,095

Stock Options

The weighted-average fair value of options, estimated as of the grant date using the Black-Scholes option pricing model, was $12.46 and $17.15 per option for those options granted during the three months ended June 30, 2015 and 2014, respectively, and $14.68 and $22.53 per option for those options granted during the six months ended June 30, 2015 and 2014, respectively. Key assumptions used to apply this pricing model were as follows:

	Six Months Ended June 30,
	2015	2014
Risk-free interest rate	1.5%	1.6%
Expected life of options	6.0 years	6.0 years
Expected volatility of underlying stock	84.2%	93.4%
Expected dividend yield	0.0%	0.0%

The following is a summary of stock option activity for the six months ended June 30, 2015:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at December 31, 2014	2,959,506	$10.66
Granted	763,557	20.65
Exercised	(100,931)	2.13
Forfeited or expired	(273,385)	16.78

Outstanding at June 30, 2015	3,348,747	$12.70	7.1	$41,909

Exercisable at June 30, 2015	1,649,769	$5.47	5.4	$31,791

As of June 30, 2015, there was $20.6 million of unrecognized compensation cost related to stock options that are expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 2.7 years.

Restricted Stock Units

The following is a summary of restricted stock unit activity for the six months ended June 30, 2015:

	Number of Units	Weighted Average Grant Date Fair Value per Unit

Outstanding at December 31, 2014	—	$—
Granted	37,313	18.49

Outstanding at June 30, 2015	37,313	$18.49

As of June 30, 2015, there was $1.1 million of unrecognized compensation cost related to restricted stock units that are expected to vest, including $0.6 million of unrecognized compensation cost related to restricted stock units to be issued in the first quarter of 2016, pursuant to a February 2015 employment agreement with the Company’s chief financial officer, for which service is currently being provided. These costs are expected to be recognized over a weighted average remaining vesting period of 3.6 years.

9.	Loss Per Share

Basic and diluted loss per share allocable to common stockholders are computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands except per share data)
Net loss	$(25,759)	$(13,386)	$(87,085)	$(20,270)
Weighted average shares outstanding	41,087	33,156	38,056	32,064

Basic and diluted loss per share allocable to common stockholders	$(0.63)	$(0.40)	$(2.29)	$(0.63)

In February 2014, the Company issued 3,673,901 shares of common stock in connection with a public offering. In March 2015, the Company issued 6,000,000 shares of common stock in connection with a public offering. In April 2015, the Company issued and sold an additional 701,448 shares of common stock in connection with the March 2015 public offering at a price of $20.75 per share pursuant to the underwriters’ option to purchase additional shares that the Company granted in connection with such public offering. The issuance of these shares contributed to a significant increase in the Company’s shares outstanding, to 41,240,338 shares as of June 30, 2015, and in the weighted average shares outstanding for the three and six months ended June 30, 2015 when compared to the comparable prior year periods and is expected to continue to impact the year-over-year comparability of the Company’s (loss) earnings per share calculations through 2015.

The following common stock equivalents were excluded from the calculation of diluted loss per share allocable to common stockholders because their inclusion would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Stock options	3,349	4,074	3,349	4,074
Unvested restricted stock units	37	—	37	—
Shares issuable under employee stock purchase plan	7	7	7	7

	3,393	4,081	3,393	4,081

10.	Related Party Transactions

The Company’s collaboration partner Celgene has made a series of equity investments in the Company, owning 3,674,640 shares of common stock representing 8.2% of the Company’s fully diluted equity and 8.9% of the voting interests of the Company as of June 30, 2015. Refer to Note 7, Collaborations, and Note 11, Subsequent Event, for additional information regarding our original agreement with Celgene entered into in April 2012 and the amended and restated agreement with Celgene entered into in July 2015.

Under the Celgene collaboration agreement, the Company recognized $0.1 million and $0.2 million of collaboration revenue in the three and six months ended June 30, 2015, respectively, and $1.2 million and $2.9 million of collaboration revenue in the three and six months ended June 30, 2014, respectively. As of June 30, 2015 and December 31, 2014, the Company recorded $21.6 million and $21.7 million of deferred revenue related to the Celgene collaboration arrangement, respectively. Additionally, in the three and six months ended June 30, 2015, the Company recorded $0.4 million and $0.9 million, respectively, and $0.9 million and $1.3 million in the three and six months ended June 30, 2014, respectively, in global development co-funding from Celgene. As of June 30, 2015 and December 31, 2014, the Company recorded accounts receivable of $0.5 million and $1.1 million, respectively, related to this collaboration arrangement.

11.	Subsequent Event

On July 8, 2015, the Company entered into an amendment and restatement of its collaboration and license agreement dated April 2, 2012 with Celgene. Refer to Note 7, Collaborations, for additional information regarding the original agreement.

Agreement Structure

Under the original agreement, the Company granted Celgene an exclusive license, for all countries other than the United States, to small molecule HMT inhibitors targeting DOT1L, including pinometostat, and an option, on a target-by-target basis, to exclusively license, for all countries other than the United States, rights to small molecule HMT inhibitors targeting any other HMT targets, excluding the EZH2 HMT including tazemetostat and targets covered by the Company’s collaboration and license agreement with GSK. Under the original agreement, Celgene’s option was exercisable during an option period that would have expired on July 9, 2015. Under the amended and restated collaboration and license agreement:

•	Celgene retains its exclusive license to small molecule HMT inhibitors targeting DOT1L, including pinometostat,

•	Celgene’s other option rights have been narrowed to HMT inhibitors targeting three predefined targets (the “Option Targets”),

•	The exclusive licenses to HMT inhibitors targeting two of the Option Targets that Celgene may acquire have been expanded to include the United States, with the exclusive license to the third Option Target continuing to be for all countries other than the United States,

•	Celgene’s option period has been extended for each of the Option Targets and is exercisable at the time of the Company’s investigational new drug application (“IND”) filing for an HMT inhibitor targeting the applicable Option Target, upon the payment by Celgene at such time of a pre-specified development milestone-based license payment,

•	Celgene’s license may be maintained beyond the end of Phase 1 clinical development for each of the Option Targets, upon payment by Celgene at such time of a pre-specified development milestone-based license payment, and

•	The Company’s research and development obligations with respect to each Option Target under the amended agreement have been extended for at least an additional three years, subject to Celgene exercising its option with respect to such Option Target at IND filing. Subject to the Company’s opt-out rights, the Company’s research and development obligations have been expanded to include the completion of a Phase 1 clinical trial as to each Option Target following Celgene’s exercise of its option at IND filing.

Under the amended agreement, the Company received a $10.0 million upfront payment in exchange for the Company’s extension of Celgene’s option rights to the Option Targets and the Company’s research and development obligations. In addition, the Company is eligible to earn an aggregate of up to $75.0 million in development milestones and license payments, up to $365.0 million in regulatory milestone payments and up to $170.0 million in sales milestone payments related to the three Option Targets. The Company is also eligible to receive royalties on each of the Option Targets as specified in the amended and restated agreement.

Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, the Company may not receive any additional milestone or royalty payments from Celgene.

The amended agreement eliminated the right of first negotiation that the Company had granted to Celgene under the original agreement with respect to business combination transactions that the Company may desire to pursue with third parties.

The Company is primarily responsible for the research strategy under the collaboration. During each applicable option period the Company is required to use commercially reasonable efforts to carry out a mutually agreed-upon research plan for each Option Target. Subject to the Company’s opt-out right, for the DOT1L target and each of the Option Targets, the Company is required to conduct and solely fund development costs of the Phase 1 clinical trials for HMT inhibitors directed to such targets, including for pinometostat. After the completion of Phase 1 development, as to DOT1L and the Option Target for which the Company retains U.S. rights, Celgene and the Company will equally co-fund global development and each party will solely fund territory-specific development costs for its respective territory; and, as to the other two Option Targets, after the completion of Phase 1 development, Celgene will solely fund all development costs on a worldwide basis.

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

Our management’s discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which have been prepared by us in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim periods and with Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. This discussion and analysis should be read in conjunction with these unaudited condensed consolidated financial statements and the notes thereto as well as in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, or our Annual Report. The three months ended June 30, 2015 and 2014 are referred to as the second quarter of 2015 and 2014, respectively. Unless the context indicates otherwise, all references herein to our company include our wholly-owned subsidiary.

We commenced active operations in early 2008, and since inception, have incurred significant operating losses. As we are a clinical stage company, we expect to continue to incur significant expenses and operating losses over the next several years. Since our inception and through June 30, 2015, we have raised an aggregate of $581.5 million to fund our operations, of which $191.0 million was non-equity funding through our collaboration agreements, $314.5 million was from the sale of common stock in our public offerings and $76.0 million was from the sale of redeemable convertible preferred stock. As of June 30, 2015, we had $236.7 million in cash and cash equivalents. In addition, in July 2015, we received an upfront payment of $10.0 million in connection with the execution of our amended and restated collaboration and license agreement with Celgene Corporation and Celgene RIVOT Ltd., an affiliate of Celgene Corporation (Celgene Corporation and its affiliated entities are collectively referred to as “Celgene”).

We are a leader in the translation of the science of epigenetics into first-in-class, novel epigenetic therapies for cancer patients and currently have two HMT inhibitors in clinical development for the treatment of patients with specific cancers. We believe we are the first company to conduct clinical trials of HMT inhibitors.

Our lead product candidate, tazemetostat (also known as EPZ-6438), is an inhibitor that targets the EZH2 HMT. We are currently conducting a Phase 1/2 clinical trial of tazemetostat in patients with relapsed or refractory B-cell lymphoma or advanced solid tumors. In 2014, we and our collaboration partner Eisai Co. Ltd., (“Eisai”), completed enrollment in the dose escalation portion of this Phase 1/2 clinical trial and disclosed the first clinical responses to treatment with tazemetostat from this ongoing Phase 1/2 clinical trial.

In March 2015, we reacquired global rights to develop, manufacture and commercialize tazemetostat outside of Japan from Eisai and substantially completed the transition of the EZH2 HMT program related activities from Eisai, including tazemetostat, by June 2015. We continued to dose patients within the dose escalation, dose expansion, and clinical pharmacology portions of the Phase 1/2 trial of tazemetostat throughout the second quarter of 2015 and initiated five-arm Phase 2 portion of the Phase 1/2 trial in June 2015. We expect to enroll in the Phase 2 portion of this trial approximately 150 relapsed or refractory NHL patients, prospectively stratified by cell of origin and EZH2 mutational status, with diffuse large B-cell lymphoma or follicular lymphoma. We also plan to commence a Phase 2 trial in adult patients with INI1-negative tumors or synovial sarcoma and a Phase 1 trial in pediatric patients with INI1-negative tumors or synovial sarcoma in the second half of 2015.

In 2012, we initiated a Phase 1 clinical trial of pinometostat (also known as EPZ-5676), an inhibitor targeting the DOT1L HMT and our second most advanced product candidate, in adult patients with MLL-r, an acute leukemia with genetic alterations of the MLL gene. In 2013, we completed enrollment in the dose escalation portion of this Phase 1 clinical trial and, in 2014, we completed enrollment in a 90 mg/m2/day expansion cohort and disclosed the first clinical responses to treatment with pinometostat in heavily pretreated and relapsed or refractory patients with MLL-r. In the first quarter of 2015, we began enrolling additional patients in a second expansion cohort to investigate the activity of pinometostat at a dose of 54 mg/m2/day. In August 2015, we announced that we would voluntarily cease patient enrollment into the Phase 1 study in adult patients with MLL-r due to insufficient efficacy of pinometostat as a monotherapy in the third quarter of 2015. We expect to present final study results after all patients conclude treatment and related data analyses are complete. We are continuing to conduct a Phase 1 dose escalation trial of pinometostat in pediatric patients with MLL-r, which we initiated in 2014.

In addition to our clinical programs, we also have a pipeline of wholly-owned HMT inhibitors that are in preclinical development that target our other prioritized HMTs. These programs are directed to a variety of hematological and solid tumors.

In July 2015, we entered into an amended and restated collaboration agreement with Celgene. Under the amended agreement, we received a $10.0 million upfront payment in exchange for our extension of Celgene’s option rights to license HMT inhibitors targeting three pre-defined targets and our research and development obligations. The option rights allow Celgene to acquire global rights for two of the targets and rights outside the United States for the third target. In addition, we are eligible to earn an aggregate of up to $75.0 million in development milestones and license payments, up to $365.0 million in regulatory milestone payments, up to $170.0 million in sales milestone payments as well as royalties on net product sales in Celgene’s territories at defined percentages, subject to reductions in specified circumstances related to the three pre-defined targets. As to DOT1L, we retain all product rights in the United States and are eligible to receive royalties at defined percentages on annual net product sales outside of the United States, subject to reductions in specified circumstances.

The following table summarizes key information about our clinical product candidates:

Program highlights for the three months ended June 30, 2015 include:

•	For tazemetostat, we substantially completed transition of the EZH2 HMT program related activities, including tazemetostat, to Epizyme under the amended and restated collaboration and license agreement with Eisai. We continued dosing patients who remained on study in the dose escalation and dose expansion (800 mg and 1600 mg twice daily oral administration) portions of the Phase 1/2 clinical trial and continued enrolling patients in a clinical pharmacology study evaluating the effect of food on blood levels of tazemetostat. In May 2015, we initiated a five-arm Phase 2 portion of the Phase 1/2 clinical trial and commenced enrolling patients in this trial in June 2015. We provided an update on NHL patients from the Phase 1 portion of the Phase 1/2 clinical trial at the International Conference on Malignant Lymphoma in June 2015. We plan to present additional updated data from patients with advanced solid tumors in the Phase 1 portion of the Phase 1/2 clinical trial at the European Cancer Congress, hosted by the European Society of Medical Oncology in September 2015.

•	For pinometostat, we continued enrolling adult MLL-r patients in a 54 mg/m2/day Phase 1 expansion cohort and pediatric MLL-r patients in our ongoing Phase 1 dose escalation trial in the second quarter of 2015. In August 2015, we announced that we would voluntarily cease patient enrollment into the Phase 1 study in adult patients with MLL-r due to insufficient efficacy of pinometostat as a monotherapy in the third quarter of 2015. We are continuing to conduct a Phase 1 dose escalation trial of pinometostat in pediatric patients with MLL-r and expect to complete enrollment in the pediatric study in the second half of 2015.

•	We continued to progress a number of other research programs directed to HMTs in our pipeline and presented research data at the American Association for Cancer Research Annual Meeting in April 2015 on several additional HMTs, including CARM1, PRMT6, SMYD3 and SETDB1.

Collaborations

The key terms of our primary collaboration agreements are as follows:

•	Eisai

In April 2011, we entered into a collaboration and license agreement with Eisai, which we refer to as the original agreement, under which we granted Eisai an exclusive worldwide license to our small molecule HMT inhibitors directed to the EZH2 HMT, including our product candidate tazemetostat, while retaining an opt-in right to co-develop, co-commercialize and share profits with Eisai on licensed products in the United States. Additionally, as part of the research collaboration, we provided research and development services related to the licensed compounds through December 31, 2014.

In March 2015, we entered into an amended and restated collaboration and license agreement with Eisai, under which we reacquired worldwide rights, excluding Japan, to our EZH2 program, including tazemetostat. Under the amended and restated collaboration and license agreement, we are responsible for global development, manufacturing and commercialization outside of Japan of tazemetostat and any other EZH2 product candidates, and Eisai has retained development and commercialization rights in Japan, as well as a right to elect to manufacture tazemetostat and any other EZH2 product candidates in Japan.

Under the original agreement, Eisai was solely responsible for funding all research, development and commercialization costs for EZH2 compounds. Under the amended and restated collaboration and license agreement, we are solely responsible for funding global development, manufacturing and commercialization costs for EZH2 compounds outside of Japan, including up to $15.5 million of the remaining development costs due under a Roche companion diagnostic agreement, and Eisai is solely responsible for funding Japan-specific development and commercialization costs for EZH2 compounds.

We recorded a $40.0 million upfront payment made to Eisai in March 2015 in connection with the amended and restated collaboration and license agreement as research and development expense in the three months ended March 31, 2015. We have also agreed to pay Eisai up to $20.0 million in clinical development milestone payments, up to $50.0 million in regulatory milestone payments and royalties at a percentage in the mid-teens on worldwide net sales of any EZH2 product, excluding net sales in Japan. We are eligible to receive from Eisai royalties at a percentage in the mid-teens on net sales of any EZH2 product in Japan.

•	Celgene

In April 2012, we entered into a collaboration and license agreement with Celgene Corporation and Celgene International Sàrl, an affiliate of Celgene Corporation, to discover, develop and commercialize, in all countries other than the United States, small molecule HMT inhibitors targeting DOT1L, including pinometostat, and any other HMT targets from our product platform, other than the EZH2 HMT including tazemetostat and targets covered by our collaboration with Glaxo Group Limited, an affiliate of GlaxoSmithKline (“GSK”), which we refer to as the available targets. In July 2015, we entered into an amendment and restatement of our collaboration and license agreement with Celgene.

Agreement Structure

Under the original agreement, we granted Celgene an exclusive license, for all countries other than the United States, to small molecule HMT inhibitors targeting DOT1L, including pinometostat, and an option, on a target-by-target basis, to exclusively license, for all countries other than the United States, rights to small molecule HMT inhibitors targeting any other HMT targets, other than the EZH2 HMT including tazemetostat and targets covered by our collaboration and license agreement with GSK. Under the original agreement, Celgene’s option was exercisable during an option period that would have expired on July 9, 2015. Under the amended and restated collaboration and license agreement:

•	Celgene retains its exclusive license to small molecule HMT inhibitors targeting DOT1L, including pinometostat,

•	Celgene’s other option rights have been narrowed to HMT inhibitors targeting three predefined targets (the “Option Targets”),

•	The exclusive licenses to HMT inhibitors targeting two of the Option Targets that Celgene may acquire have been expanded to include the United States, with the exclusive license to the third Option Target continuing to be for all countries other than the United States,

•	Celgene’s option period has been extended for each of the Option Targets and is exercisable at the time of the Company’s IND filing for an HMT inhibitor targeting the applicable Option Target, upon the payment by Celgene at such time of a pre-specified development milestone-based license payment,

•	Celgene’s license may be maintained beyond the end of Phase 1 clinical development for each of the Option Targets, upon payment by Celgene at such time of a pre-specified development milestone-based license payment, and

•	Our research and development obligations with respect to each Option Target under the amended agreement have been extended for at least an additional three years, subject to Celgene exercising its option with respect to such Option Target at IND filing. Subject to our opt-out rights, our research and development obligations have been expanded to include the completion of a Phase 1 clinical trial as to each Option Target following Celgene’s exercise of its option at IND filing.

Under the amended agreement, we received a $10.0 million upfront payment in exchange for our extension of Celgene’s option rights to the Option Targets and our research and development obligations. In addition, we are eligible to earn an aggregate of up to $75.0 million in development milestones and license payments, up to $365.0 million in regulatory milestone payments and up to $170.0 million in sales milestone payments related to the three Option Targets. As to DOT1L, the Company retains all product rights in the United States and is eligible to receive royalties at defined percentages ranging from the mid-single digits to the mid-teens on annual net product sales outside of the United States, subject to reductions in specified circumstances. As to the Option Target for which Celgene’s option rights do not include the United States, if Celgene exercises its option as to such Option Target, we will retain all product rights in the United States and will be eligible to receive royalties, once an initial threshold of net product sales (for which we will not receive royalties) is exceeded, at defined percentages ranging from the mid-single digits to the low-double digits, on net product sales outside of the United States, subject to reductions in specified circumstances. As to the other two Option Targets, if Celgene exercises its option as to those Option Targets, we will be eligible to receive royalties, once an initial threshold of net product sales (for which we will not receive royalties) is exceeded, for each such Option Target at defined percentages ranging from the mid-single digits to the low-double digits, on net product sales on a worldwide basis, subject to reductions in specified circumstances.

Under the original agreement, we received a $65.0 million upfront payment and $25.0 million from the sale of our series C redeemable convertible preferred stock to an affiliate of Celgene, of which $3.0 million was considered a premium and included as collaboration arrangement consideration for a total upfront payment of $68.0 million. In addition, we have recorded a $25.0 million clinical development milestone payment and $6.7 million of global development co-funding through June 30, 2015. We remain eligible to earn $35.0 million in an additional clinical development milestone payment and up to $100.0 million in regulatory milestone payments related to DOT1L. We are also eligible to receive royalties on each of the Option Targets as specified in the amended and restated agreement.

Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, we may not receive any additional milestone or royalty payments from Celgene.

The amended agreement eliminated the right of first negotiation that we had granted to Celgene under the original agreement with respect to business combination transactions that we may desire to pursue with third parties.

We are primarily responsible for the research strategy under the collaboration. During each applicable option period we are required to use commercially reasonable efforts to carry out a mutually agreed-upon research plan for each Option Target. Subject to our opt-out right, for the DOT1L target and each of the Option Targets, we are required to conduct and solely fund development costs of the Phase 1 clinical trials for HMT inhibitors directed to such targets, including for pinometostat. After the completion of Phase 1 development, as to DOT1L and the Option Target for which we retain U.S. rights, we and Celgene will equally co-fund global development and each party will solely fund territory-specific development costs for its respective territory. For the other two Option Targets, after the completion of Phase 1 development, Celgene will solely fund all development costs on a worldwide basis.

Collaboration Revenue

Through June 30, 2015, in addition to amounts allocated to Celgene’s purchase of shares of our series C redeemable convertible preferred stock, we recorded a total of $99.8 million in cash and accounts receivable under the Celgene agreement, including the $3.0 million implied premium on Celgene’s purchase of our series C redeemable convertible preferred stock. Through June 30, 2015, we recognized $71.5 million of collaboration revenue, including $0.1 million and $0.2 million in the three and six months ended June 30, 2015, respectively, and $1.2 million and $2.9 million in the three and six months ended June 30, 2014, respectively, and $6.7 million of global development co-funding as a reduction to research and development expense, including $0.4 million and $0.9 million in the three and six months ended June 30, 2015, respectively, and $0.9 million and $1.3 million in the three and six months ended June 30, 2014, respectively, in the condensed consolidated statements of operations and comprehensive loss related to this agreement. As of June 30, 2015 and December 31, 2014, we had deferred revenue of $21.6 million and $21.7 million, respectively, related to this agreement.

•	GSK

In January 2011, we entered into a collaboration and license agreement with GSK to discover, develop and commercialize novel small molecule HMT inhibitors directed to available targets from our product platform. Under the terms of the agreement, we granted GSK exclusive worldwide license rights to HMT inhibitors directed to three targets. Additionally, as part of the research collaboration provided for in the agreement, we agreed to provide research and development services related to the licensed targets pursuant to agreed upon research plans during a research term that ended January 8, 2015. In March 2014, we and GSK amended certain terms of this agreement for the third licensed target, revising the license terms with respect to candidate compounds and amending the corresponding financial terms, including reallocating milestone payments and increasing royalty rates as to the third target. We substantially completed our research obligations under this agreement by the end of the first quarter of 2015 and completed the transfer of the remaining data and materials for these programs to GSK in the second quarter of 2015.

Agreement Structure

Under the agreement, we recorded a $20.0 million upfront payment, a $3.0 million payment upon the execution of the March 2014 agreement amendment, $6.0 million of fixed research funding, $15.0 million of preclinical research and development milestone payments and $9.0 million for research and development services. We are eligible to receive up to $18.0 million in additional preclinical research and development milestone payments, up to $109.0 million in clinical development milestone payments, up to $275.0 million in regulatory milestone payments and up to $218.0 million in sales-based milestone payments. In addition, GSK is required to pay us royalties at percentages from the mid-single digits to the low double-digits, on a licensed product-by-licensed product basis, on worldwide net product sales, subject to reductions in specified circumstances. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, we may not receive any additional milestone payments or royalty payments from GSK. Due to the varying stages of development of each licensed target, the Company is not able to predict the next milestone that might be achieved under this agreement, if any. GSK became solely responsible for development and commercialization for each licensed target in the collaboration when the research term ended on January 8, 2015.

For each licensed target in the collaboration, we were primarily responsible for research until the earlier of selection of a development candidate for the target or January 8, 2015. GSK has been solely responsible for subsequent development and commercialization since the research term ended on January 8, 2015. GSK provided a fixed amount of research funding during the second and third years of the research term and research funding equal to 100.0% of research and development costs, subject to specified limitations, for research activities we conducted in the fourth year of the research term.

Collaboration Revenue

Through June 30, 2015, we received a total of $53.0 million in cash which we recognized as collaboration revenue in the condensed consolidated statements of operations and comprehensive loss related to this agreement, including $0.6 million and $1.4 million in the three and six months ended June 30, 2015, respectively, and $6.3 million and $16.4 million in the three and six months ended June 30, 2014, respectively, including a $1.0 million preclinical research and development milestone achieved and recognized as collaboration revenue in the three months ended June 30, 2014 and an additional $2.0 million preclinical research and development milestone achieved and recognized as collaboration revenue in the six months ended June 30, 2014. As of December 31, 2014, we had deferred revenue of $1.4 million related to this agreement, which we fully recognized as collaboration revenue by June 30, 2015.

Results of Operations

Collaboration Revenue

The following is a comparison of collaboration revenue for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Decrease	2015	2014	Decrease
	(In millions)
Collaboration revenue	$0.7	$9.5	$(8.8)	$1.6	$22.9	$(21.3)

Our revenue consists of collaboration revenue, including amounts recognized from deferred revenue related to upfront payments for licenses or options to obtain licenses in the future, research and development services revenue earned and milestone payments earned under collaboration and license agreements with our collaboration partners.

During the three months ended June 30, 2015, collaboration revenue consisted of $0.7 million recognized from deferred revenue related to upfront payments for licenses. This revenue compares to $4.1 million recognized from deferred revenue related to upfront payments for licenses, $1.0 million in milestone revenue and $4.4 million in research and development funding recognized in the three months ended June 30, 2014.

Collaboration revenue recognized from deferred revenue in the three months ended June 30, 2015 consisted of $0.1 million under our Celgene agreement and $0.6 million under our GSK agreement, as compared to $1.2 million under our Celgene agreement, $2.5 million under our GSK agreement and $0.4 million under our original Eisai agreement in the three months ended June 30, 2014. We did not recognize any collaboration revenue for research and development services in the three months ended June 30, 2015, as compared to $2.8 million under our GSK agreement and $1.6 million under our original Eisai agreement in the three months ended June 30, 2014. Milestone revenue in the three months ended June 30, 2014 consisted of a $1.0 million preclinical research and development milestone achieved under our GSK agreement in April 2014. We had no milestone revenue in the three months ended June 30, 2015.

During the six months ended June 30, 2015 collaboration revenue consisted of $1.2 million recognized from deferred revenue related to upfront payments for licenses and $0.4 million in research and development funding. This revenue compares to $10.9 million recognized from deferred revenue related to upfront payments for licenses, $3.0 million in milestone revenue and $9.0 million in research and development funding recognized in the six months ended June 30, 2014.

Collaboration revenue recognized from deferred revenue in the six months ended June 30, 2015 consisted of $0.2 million under our Celgene agreement and $1.0 million under our GSK agreement, as compared to $2.9 million under our Celgene agreement, $0.8 million under our Eisai agreement and $7.2 million under our GSK agreement in the six months ended June 30, 2014. Collaboration revenue recognized for research and development services in the six months ended June 30, 2015 consisted of $0.4 million under our GSK agreement, as compared to $2.8 million under our Eisai agreement and $6.2 million under our GSK agreement in the six months ended June 30, 2014. Milestone revenue in the six months ended June 30, 2014 consisted of $3.0 million in preclinical research and development milestones achieved under our GSK agreement. We had no milestone revenue in the six months ended June 30, 2015.

Research and Development

The following is a comparison of research and development expenses for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Increase	2015	2014	Increase
	(In millions)
Research and development	$20.6	$17.5	$3.1	$77.6	$32.8	$44.8

Research and development expenses consist of expenses incurred in performing research and development activities, including compensation and benefits for full-time research and development employees, facilities expenses, overhead expenses, clinical trial and related clinical manufacturing expenses, fees paid to third party contract research organizations, or CROs, and other outside expenses, including, in the first quarter of 2015, the $40.0 million upfront payment to Eisai in connection with our amended and restated collaboration and license agreement under which we reacquired worldwide rights, excluding Japan, to our EZH2 program, including tazemetostat. As we advance our product platform, we are conducting research on several prioritized HMT targets. Our research and development team is organized such that the strategy, design, management and evaluation of results of all of our research and development plans is accomplished internally while some of our research and development activities are executed using our multinational network of CROs. In the early phases of development, our research and development costs are often devoted to enhancing our product platform and are not necessarily allocable to specific targets. In circumstances, such as our Celgene collaboration, where our collaboration and license agreements provide for equally co-funded global development under joint risk sharing collaborations, amounts received from collaboration partners for such co-funding are recorded as a reduction to research and development expense.

The following table illustrates the components of our research and development expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
Product Program (Phase as of the latest period end)	2015	2014	2015	2014
	(In millions)
External research and development expenses:
Tazemetostat (Phase 1/2) and related EZH2 programs	$8.6	$0.9	$50.0	$1.5
Pinometostat (Phase 1) and related DOT1L programs	1.4	3.4	3.4	6.5
Discovery and preclinical stage product programs, collectively	3.5	7.0	9.7	12.7
Internal research and development expenses	7.1	6.2	14.5	12.1

Total research and development expenses	$20.6	$17.5	$77.6	$32.8

During the three and six months ended June 30, 2015, our total research and development expenses increased by $3.1 million and $44.8 million, respectively, compared to the same periods of 2014 primarily due to the expansion of tazemetostat clinical trials and related EZH2 activities and the $40.0 million upfront payment to Eisai in the first quarter of 2015 in connection with our amended and restated collaboration and license agreement with Eisai. This was partially offset by the reduction in expenditures on discovery and preclinical stage product and DOT1L programs. Our research and development expenses for pinometostat were net of $0.4 million and $0.9 million of global development co-funding from Celgene for the three and six months ended June 30, 2015, respectively, as compared to $0.9 million and $1.3 million for the three and six months ended June 30, 2014, respectively.

Most of our research and development costs are external costs, which we began tracking on a program-by-program basis in the first quarter of 2010. Our internal research and development costs are primarily compensation expenses for our full-time research and development employees. We do not track internal research and development costs on a program-by-program basis. However, by employing a multinational network of CROs, our employees are able to dedicate significant amounts of their time to the expansion and development of our product platform while managing the research performed by our CROs.

External research and development expenses for tazemetostat and related EZH2 activities include Phase 1/2 clinical trial costs, discovery and preclinical research in support of the EZH2 program, expenses associated with our companion diagnostic program, and costs associated with our reacquisition of worldwide rights to EZH2 program from Eisai. The increase in external research and development expenses for tazemetostat and related EZH2 activities in the three months ended June 30, 2015, as compared to the same period of the prior year, primarily represents costs associated with the expansion of clinical trials and ongoing costs associated with the reacquisition of tazemetostat, including approximately $4.1 million in transfer costs for active pharmaceutical ingredient and related EZH2 activities and $2.4 million in clinical trial transition and start-up costs. The increase in costs for the six months ended June 30, 2015 compared to the same period of 2014 reflects the $40.0 million upfront payment incurred in the first quarter of 2015 in addition to the previously described program costs.

External research and development expenses for pinometostat decreased by $2.0 million and $3.1 million, respectively, for the three and six months ended June 30, 2015. The decrease in external research and development expenses for pinometostat and related DOT1L programs reflects slower enrollment in the ongoing clinical trials and an overall reduction in research spending on pinometostat and related DOT1L activities for the three and six month periods ended June 30, 2015 as compared to the same periods in 2014. We continue to invest in preclinical research related to pinometostat, but at a reduced level as compared to the 2014 levels.

External research and development expenses for discovery and preclinical stage product programs decreased by $3.5 million in the second quarter of 2015 as compared to the second quarter of 2014, and by $3.0 million for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. This decrease in the expenses reflects our reallocation of resources to support the expansion of the tazemetostat programs and our reprioritization of our discovery and preclinical development programs.

Internal research and development expenses increased by $0.9 million and $2.4 million in the three and six month periods ending June 30, 2015 as compared to the same periods in 2014, respectively. In the second quarter of 2015, we have continued to expand our internal clinical development team to support ongoing as well as new clinical programs and evaluations of tazemetostat, drug manufacturing and regulatory filings.

External research and development expenses from January 1, 2010 through June 30, 2015 were $66.6 million for tazemetostat and related EZH2 programs and $51.1 million for pinometostat and related DOT1L programs. We did not maintain program-specific external cost information prior to January 1, 2010.

We expect that research and development expenses will continue to increase in 2015, when compared to 2014, as we are now responsible for funding the planned tazemetostat programs, outside of Japan, in connection with the amended and restated collaboration and license agreement with Eisai. We expect that these increased expenses will be partially offset by decreases in spending for pinometostat.

General and Administrative

The following is a comparison of general and administrative expenses for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	Increase	2015	2014	Increase
	(In millions)
General and administrative	$6.0	$5.3	$0.7	$11.2	$10.3	$0.9

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

For the three and six months ended June 30, 2015, our general and administrative expenses increased by $0.7 million and $0.9 million as compared to the three and six months ended June 30, 2014, respectively. This increase in general and administrative expenses reflects $0.5 million in patent filing and related professional fees incurred in the second quarter of 2015 as well as increased occupancy costs due to expanded office space acquired under an amended office lease agreement relating to our main office in Cambridge, Massachusetts effective June 2014.

Other Income, Net

Other income, net consists of interest income earned on our cash equivalents, net of imputed interest expense paid under capital lease obligation, and other income recorded from a tax incentive award received in 2013. The change to other income, net in the three and six months ended June 30, 2015 as compared to the same periods ended June 30, 2014 is primarily due to imputed interest expense recorded under an equipment capital lease that we entered into in March 2015.

Income Tax Expense

We recorded $0.1 million of income tax expense in the three and six months ended June 30, 2014 due to provision-to-return adjustments identified related to the year ended December 31, 2013. We did not record a federal or state income tax provision or benefit for the three and six months ended June 30, 2015 and 2014 due to the expected loss before income taxes to be incurred for the years ending December 31, 2015 and 2014, as well as our continued maintenance of a full valuation allowance against our net deferred tax assets.

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

Through June 30, 2015, we have raised an aggregate of $581.5 million to fund our operations, of which $191.0 million was non-equity funding through our collaboration agreements, $314.5 million was from the sale of common stock in our public offerings and $76.0 million was from the sale of redeemable convertible preferred stock. As of June 30, 2015, we had $236.7 million in cash and cash equivalents. In addition, in July 2015, we received an upfront payment of $10.0 million in connection with the execution of our amended and restated collaboration and license agreement with Celgene.

In addition to our existing cash and cash equivalents, we receive global development co-funding and are eligible to earn a significant amount of license and milestone payments under our collaboration agreements. Our ability to earn these payments and the timing of earning these payments is dependent upon the outcome of our research and development activities and is uncertain at this time. Our rights to payments under our collaboration agreements are our only committed external source of funds.

Funding Requirements

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third party research and development services, laboratory and related supplies, clinical costs, our potential future milestone payment obligations to Eisai and Roche under the amended Eisai collaboration agreement and Roche companion diagnostic agreement, legal and other regulatory expenses and general overhead costs.

Because our product candidates are in various stages of clinical and preclinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates or whether, or when, we may achieve profitability. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity or debt financings and collaboration arrangements. Except for any obligations of our collaborators to make license, milestone or royalty payments under our agreements with them, we do not have any committed external sources of liquidity. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interest of our stockholders may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise any additional funds that may be needed through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Outlook

Based on our research and development plans and our timing expectations related to the progress of our programs, we believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements through at least the end of the second quarter of 2017, without giving effect to any potential option exercise fees or milestone payments we may receive under our collaboration agreements. We have based this estimate on assumptions that may prove to be wrong, particularly as the process of testing drug candidates in clinical trials is costly and the timing of progress in these trials is uncertain. As a result, we could use our capital resources sooner than we expect.

Cash Flows

The following is a summary of cash flows for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015	2014
	(In millions)
Net cash (used in) provided by operating activities	$(43.8)	$4.7
Net cash used in investing activities	$(40.2)	$(0.8)
Net cash provided by financing activities	$130.6	$102.5

Net cash (used in) provided by operating activities

Net cash used in operating activities was $43.8 million during the six months ended June 30, 2015 compared to net cash provided by operating activities of $4.7 million during the six months ended June 30, 2014. Net cash used in operating activities for the six months ended June 30, 2015 reflects the cash payments made for research and development and general administrative expenses, excluding the $40.0 million upfront payment made to Eisai upon the execution of our amended and restated collaboration and license agreement in March 2015. Net cash provided by operating activities during the six months ended June 30, 2014 reflects the collection of $46.2 million in non-equity funding, comprising $32.0 million in milestone payments, $3.0 million in upfront payments and $11.2 million in research reimbursements, offset by cash used in operating activities during the six months ended June 30, 2014.

Net cash used in investing activities

Net cash used in investing activities during the six months ended June 30, 2015 reflects the $40.0 million upfront payment made to Eisai upon the execution of our amended and restated collaboration and license agreement, under which we reacquired worldwide rights, excluding Japan, to our EZH2 program, including tazemetostat, as well as purchases of general maintenance capital. Net cash used in investing activities during the six months ended June 30, 2014 relates solely to purchases of property and equipment and represents general maintenance capital.

Net cash provided by financing activities

Net cash provided by financing activities of $130.6 million during the six months ended June 30, 2015 primarily reflects net cash received from our March 2015 public offering of our common stock, including the proceeds from the sale of additional shares in April 2015 pursuant to the underwriters’ option to purchase additional shares that we granted in connection with our March 2015 public offering as well as cash received for stock option exercises and the purchase of shares under our employee stock purchase plan. Net cash provided by financing activities of $102.5 million during the six months ended June 30, 2014 reflects net cash received from our February 2014 public offering of our common stock as well as cash received for stock option exercises and the purchase of shares under our employee stock purchase plan.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, Revenue From Contracts With Customers. ASU 2014-09 amends Accounting Standards Codification, or ASC, 605, Revenue Recognition, by outlining a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU 2014-09 was originally pronounced to become effective for the Company for interim and annual periods beginning after December 15, 2016. In July 2015, the FASB approved a one-year deferral of the effective date of ASU 2014-09. This ASU will be effective for annual and interim periods beginning on or after December 15, 2017. Early adoption is permitted, however not before the original effective date of annual periods beginning after December 15, 2016. The Company is evaluating the impact that this ASU may have on its consolidated financial statements, if any.

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

In June 2015, the FASB issued ASU No. 2015-10, Technical Corrections and Improvements. ASU 2015-10 covers a wide range of Topics in the ASC. The amendments in this ASU represent changes to clarify the ASC, correct unintended application of guidance, or make minor improvements to the ASC that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Additionally, some of the amendments will make the ASC easier to understand and easier to apply by eliminating inconsistencies, providing needed clarifications, and improving the presentation of guidance in the ASC. The amendments in this ASU that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. All other amendments will be effective upon the issuance of this ASU. The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements and footnote disclosures.

Contractual Obligations

In the first quarter of 2015, we acquired computer equipment pursuant to a capital lease. As of June 30, 2015, we had a capital lease obligation related to this capital lease of $1.6 million, comprised of future minimum lease payments of $1.8 million to be made between 2015 and 2018 less $0.2 million representing imputed interest on the equipment lease.

We also entered into an agreement in June 2015 to lease approximately 4,000 square feet of office space in Durham, North Carolina through July 2017. Total future minimum lease payments under this office lease are approximately $0.2 million.

In connection with the amended and restated collaboration and license agreement we executed with Eisai in March 2015, we and Eisai entered into an amended and restated letter agreement related to our December 2012 companion diagnostic agreement with Roche. Upon the execution of the amended and restated letter agreement with Eisai, we assumed responsibility for up to $15.5 million of the remaining development costs under the agreement with Roche. Eisai continues to be responsible for up to $1.0 million of the remaining Japan-specific development costs under the agreement with Roche. Payments for development costs under the Roche agreement are to be made upon the completion by Roche of certain defined development activities.

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

There were no other material changes to our contractual obligations during the six months ended June 30, 2015. For a complete discussion of our contractual obligations, please refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2015, we had cash equivalents of $236.7 million consisting of interest-bearing money market accounts and prime money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of these investments, an immediate 100 basis point change in interest rates at levels as of June 30, 2015 would not have a material effect on the fair market value of our cash equivalents.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2015.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

A key element of our strategy is to use and expand our product platform to build a pipeline of small molecule inhibitors of HMT targets and progress these product candidates through clinical development for the treatment of a variety of different types of cancer. Although our research and development efforts to date have resulted in a pipeline of programs directed to specific HMT targets, we may not be able to develop product candidates that are safe and effective HMT inhibitors. Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify may not be suitable for clinical development, including as a result of being shown to have harmful side effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance. If we do not successfully develop and commercialize product candidates based upon our technological approach, we will not be able to obtain product revenues in future periods, which likely would result in significant harm to our financial position and adversely affect our stock price.

Clinical drug development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

Two of our product candidates are in clinical development, and our remaining product candidates are in preclinical development. The risk of failure for each of our product candidates is high. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans.

Product candidates are subject to continued preclinical safety studies which may be conducted concurrent with our clinical testing. The outcomes of these safety studies may delay the launch of or enrollment in future clinical studies. For example, in the course of our ongoing preclinical safety studies of tazemetostat, we observed the development of lymphoma in a single study in Sprague Dawley rats. We have informed the relevant international regulatory authorities, the FDA and the clinical investigators of this finding in rats, and are in active discussions with the regulatory authorities. Expansion of trials of tazemetostat to the United States will require that we submit an IND and that we address this matter to the satisfaction of the FDA within the context of patient risk-benefit and in view of the safety and efficacy data from our ongoing Phase 1/2 clinical study. If we are unable to adequately address this matter, we may be unable to expand our planned clinical trials of tazemetostat into the United States, our trials may be limited to certain patient populations or our ability to conduct trials in the United States may be delayed.

Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. For example, the complete responses that were observed in two MLL-r patients in the fourth dose cohort of the dose escalation portion of our Phase 1 clinical trial of pinometostat in an open-label setting are not statistically significant and might not be achieved by any other patient treated with pinometostat. In August 2015, we announced that we would voluntarily cease patient enrollment into the Phase 1 study in adult patients with MLL-r due to insufficient efficacy of pinometostat as a monotherapy in the third quarter of 2015. We are continuing to conduct a Phase 1 dose escalation trial of pinometostat in pediatric patients with MLL-r. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

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

We may develop companion diagnostics for our therapeutic product candidates to identify patients for our clinical trials who have the specific cancers that we are seeking to treat as appropriate and when existing, available technology may not be sufficient to identify those patients. We do not have experience or capabilities in developing or commercializing diagnostics and plan to rely in large part on third parties to perform these functions. For example, we have entered into an agreement with Roche to develop and commercialize a companion diagnostic for use with tazemetostat for non-Hodgkin lymphoma patients with EZH2 point mutations.

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

Since inception, we have incurred significant operating losses. Our net loss was $87.1 million for the six months ended June 30, 2015. As of June 30, 2015, we had an accumulated deficit of $198.2 million. To date, we have financed our operations primarily through our collaborations, our public offerings, and private placements of our preferred stock. All of our revenue to date has been collaboration revenue. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and, beginning in 2012, clinical trials. We are still in the early to middle stages of development of our product candidates, and we have not completed development of any drugs. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially over the next several years as we:

•	continue our Phase 1/2 clinical trial of tazemetostat for treatment of patients with non-Hodgkin lymphoma and advanced solid tumors;

•	initiate our planned clinical trials of tazemetostat in adult and pediatric patients with INI1-negative tumors or synovial sarcoma;

•	pay any milestone payments provided for and achieved under the amended and restated collaboration and license agreement with Eisai;

•	continue our Phase 1 clinical trial of pinometostat in pediatric patients with MLL-r;

•	conduct research and development for Celgene under our amended and restated collaboration and license agreement;

•	continue the research and development of our other product candidates;

•	seek to discover and develop additional product candidates;

•	seek regulatory approvals for any product candidates that successfully complete clinical trials;

•	ultimately establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any products for which we may obtain regulatory approval;

•	maintain, expand and protect our intellectual property portfolio;

•	hire additional clinical, quality control and scientific personnel; and

•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts.

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

We expect our expenses to increase in connection with our ongoing activities, particularly as we have assumed responsibility for the funding of the EZH2 program, including the ongoing Phase 1 portion of the Phase 1/2 clinical trial of tazemetostat and the five-arm Phase 2 portion of the Phase 1/2 clinical trial of tazemetostat, and any milestone payments provided for and achieved under the amended and restated collaboration and license agreement with Eisai; initiate our planned clinical trials of tazemetostat in adult and pediatric patients with INI1-negative tumors or synovial sarcoma; continue the Phase 1 clinical trial of pinometostat in pediatric MLL-r patients; continue research for Celgene under our amended and restated collaboration and license agreement; and continue research and development and initiate additional clinical trials of, and seek regulatory approval for, these product candidates and other product candidates. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on acceptable terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

Based on our research and development plans and our timing expectations related to the progress of our programs, we believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements through at least the end of the second quarter of 2017, without giving effect to any potential option exercise fees or milestone payments we may receive under our collaboration agreements. We have based these expectations on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Our future capital requirements will depend on many factors, including:

•	our remaining collaboration agreements remaining in effect and our ability to obtain global development co-funding and achieve milestones under these agreements;

•	the progress and results of our ongoing Phase 1/2 clinical trial of tazemetostat and Phase 1 clinical trials of pinometostat and our planned trials of tazemetostat;

•	the number and development requirements of additional indications for tazemetostat, pinometostat and other product candidates that we may pursue, including the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for such product candidates;

•	Our ongoing research for Celgene under our amended and restated collaboration and license agreement;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution for any of our product candidates for which we receive marketing approval;

•	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;

•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and

•	the extent to which we acquire or in-license other products and technologies.

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

We commenced active operations in early 2008, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our technology, identifying potential product candidates, undertaking preclinical studies and, beginning in 2012, conducting clinical trials. All but two of our product candidates are still in preclinical development. We are conducting the Phase 1 and Phase 2 portions of a Phase 1/2 clinical trial of tazemetostat and Phase 1 clinical trials of pinometostat. However, we have not completed enrollment in any of these trials. We have not yet demonstrated our ability to successfully complete any clinical trials, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history.

In addition, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We will need to transition at some point from a company with a research and development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

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

In the future, we expect to build a focused sales and marketing infrastructure to market some of our product candidates in the United States, and potentially in major international markets, if and when they are approved. There are risks involved with establishing our own sales, marketing and distribution capabilities. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. These efforts may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

Specifically, there are a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies. In addition, many companies are developing cancer therapeutics that work by targeting epigenetic mechanisms other than HMTs, and some companies, including Celgene and Eisai, are marketing such treatments. There are also a number of companies that we believe are developing new epigenetic treatments for cancer that target HMTs, including GSK, Novartis AG, Pfizer, Inc., Constellation Pharmaceuticals Inc. and Genentech, Inc.

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

We currently hold $10.0 million in product liability insurance coverage in the aggregate, with a per incident limit of $5.0 million, which may not be adequate to cover all liabilities that we may incur. We may need to increase our insurance coverage as we expand our clinical trials or if we commence commercialization of our product candidates. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

Risks Related to Our Dependence on Third Parties

Our existing therapeutic collaborations are important to our business, and future collaborations may also be important to us. If we are unable to maintain any of these collaborations, or if these collaborations are not successful, our business could be adversely affected.

We have limited capabilities for drug development and do not yet have any capability for sales, marketing or distribution. Accordingly, we have entered into therapeutic collaborations with other companies that we believe can provide such capabilities, including our collaboration and license agreements with Celgene and GSK. With our reacquisition of rights under our amended and restated collaboration and license agreement, we no longer have access to such capabilities for tazemetostat except with Eisai in Japan. Our collaborations have provided us with important funding for our development programs and product platform and we expect to receive additional funding under these collaborations in the future. Our existing therapeutic collaborations, and any future collaborations we enter into, may pose a number of risks, including the following:

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

Our existing therapeutic collaborations contain restrictions on our engaging in activities that are the subject of the collaboration with third parties for specified periods of time. For example, under our collaboration agreement with Celgene, subject to exceptions specified in the amended agreement, during the option period, we may not research, develop or commercialize HMT inhibitors directed to DOT1L and the three option targets covered by the agreement. These restrictions may have the effect of preventing us from undertaking development and other efforts that may appear to be attractive to us.

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

As a component of the amended and restated collaboration agreement with Eisai, we entered into a transition plan with Eisai under which Eisai is transferring clinical-related development and manufacturing responsibilities to us. Although the transition of these activities, including the transfer of regulatory sponsorship of our ongoing Phase 1/2 clinical trial and the transfer of clinical site agreements for our ongoing Phase 1/2 clinical trial is substantially complete, certain activities related to the manufacture and supply of clinical trial material are still ongoing, and could cause delays in the clinical progress and development of tazemetostat.

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

We currently rely on third party clinical research organizations to conduct our ongoing Phase 1/2 clinical trials of tazemetostat, and our ongoing Phase 1 clinical trials of pinometostat and do not plan to independently conduct clinical trials of our other product candidates. We expect to continue to rely on third parties, such as clinical research organizations, clinical data management organizations, medical institutions and clinical investigators, to conduct our clinical trials. These agreements might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, our product development activities might be delayed.

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

We are party to license and research agreements that impose, and we may enter into additional licensing and funding arrangements with third parties that may impose, diligence, development and commercialization timelines, milestone payment, royalty, insurance and other obligations on us. Under our existing licensing and funding agreements, we are obligated to pay royalties on net product sales of product candidates or related technologies to the extent they are covered by the agreements. We also had diligence and development obligations under those agreements that we have satisfied. If we fail to comply with our obligations under current or future license and funding agreements, our counterparties may have the right to terminate these agreements, in which event we might not be able to develop, manufacture or market any product that is covered by these agreements or may face other penalties under the agreements. Such an occurrence could materially adversely affect the value of the product candidate being developed under any such agreement. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or reinstated agreements with less favorable terms, or cause us to lose our rights under these agreements, including our rights to important intellectual property or technology.

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

We are highly dependent on the research and development, clinical and business development expertise of our executive officers as well as the other principal members of our management, scientific and clinical teams. Although we have entered into employment letter agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

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

As of July 31, 2015, our executive officers and directors and their affiliates beneficially own, in the aggregate, shares representing approximately 31.1% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Our stock price has been and may in the future be volatile. From May 31, 2013 to July 31, 2015, the sale price of our common stock as reported on the NASDAQ Global Market ranged from a high of $43.60 per share to a low of $15.99 per share. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. The market price for our common stock may be influenced by many factors, including:

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

Item 6.	Exhibits

10.1¥	Amended and Restated Collaboration and License Agreement dated as of July 8, 2015 by and between the Registrant and Celgene Corporation and Celgene RIVOT Ltd. (1)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by Robert J. Gould, Ph.D., President and Chief Executive Officer of the Company, and Andrew E. Singer, Executive Vice President, Finance and Administration, Chief Financial Officer and Treasurer of the Company. (2)

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.LAB	XBRL Labels Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

¥	Confidential treatment requested as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.
(1)	Filed with this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 6, 2015

EPIZYME, INC.

By:	/s/ Andrew E. Singer
Andrew E. Singer
Executive Vice President, Finance and Accounting, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)