Form 10-Q
period 2015-09-30
Epizyme, Inc.
filed 2015-11-09
CIK 1571498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares outstanding of the registrant’s common stock as of October 30, 2015 was 41,703,345 shares.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

EPIZYME, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands except per share data)

	September 30,	December 31,
	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$229,938	$190,095
Accounts receivable	177	2,075
Prepaid expenses and other current assets	2,504	2,840

Total current assets	232,619	195,010

Property and equipment, net	4,477	3,620
Restricted cash and other assets	602	573

Total Assets	$237,698	$199,203

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,972	$8,300
Accrued expenses	12,081	7,043
Current portion of capital lease obligation	548	—
Current portion of deferred revenue	1,900	1,702

Total current liabilities	17,501	17,045
Capital lease obligation, net of current portion	875	—
Deferred revenue, net of current portion	29,364	21,449
Other long-term liabilities	404	427
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.0001 par value; 125,000 shares authorized; 41,698 shares and 34,426 shares issued and outstanding, respectively	4	3
Additional paid-in capital	410,785	271,364
Accumulated deficit	(221,235)	(111,085)

Total stockholders’ equity	189,554	160,282

Total Liabilities and Stockholders’ Equity	$237,698	$199,203

See notes to condensed consolidated financial statements.

EPIZYME, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(Amounts in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Collaboration revenue	$358	$8,177	$2,005	$31,062

Operating expenses:
Research and development	16,788	22,244	94,390	55,090
General and administrative	6,676	5,669	17,883	15,931

Total operating expenses	23,464	27,913	112,273	71,021

Loss from operations	(23,106)	(19,736)	(110,268)	(39,959)

Other income, net:
Interest income, net	20	24	57	66
Other income	21	17	61	41

Other income, net	41	41	118	107

Loss before income taxes	(23,065)	(19,695)	(110,150)	(39,852)
Income tax expense	—	5	—	118

Net loss	$(23,065)	$(19,700)	$(110,150)	$(39,970)

Loss per share allocable to common stockholders:
Basic and Diluted	$(0.56)	$(0.58)	$(2.81)	$(1.23)

Weighted average shares outstanding:
Basic and Diluted	41,461	33,676	39,204	32,607

Comprehensive loss	$(23,065)	$(19,700)	$(110,150)	$(39,970)

See notes to condensed consolidated financial statements.

EPIZYME, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(110,150)	$(39,970)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Acquired in-process research and development	40,000	—
Depreciation and amortization	1,058	548
Stock-based compensation	7,766	4,678
Loss on disposal of property and equipment	5	—
Changes in operating assets and liabilities:
Accounts receivable	1,898	31,558
Prepaid expenses and other current assets	336	(852)
Accounts payable	(5,328)	1,107
Accrued expenses	5,038	2,020
Deferred revenue	8,113	(13,722)
Restricted cash and other assets	(29)	226
Other long-term liabilities	(23)	9

Net cash (used in) provided by operating activities	(51,316)	(14,398)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of in-process research and development	(40,000)	—
Purchases of property and equipment	(188)	(1,230)

Net cash used in investing activities	(40,188)	(1,230)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment under capital lease obligation	(309)	—
Proceeds from public offering, net of commissions	130,712	101,283
Proceeds from stock options exercised	875	2,348
Excess tax benefit from stock option plan	—	28
Issuance of shares under employee stock purchase plan	436	454
Payment of public offering costs	(367)	(649)
Proceeds from reimbursement of public offering costs	—	269

Net cash provided by financing activities	131,347	103,733

Net increase in cash and cash equivalents	39,843	88,105
Cash and cash equivalents, beginning of period	190,095	123,564

Cash and cash equivalents, end of period	$229,938	$211,669

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Equipment acquired under capital lease	1,732	—

See notes to condensed consolidated financial statements.

EPIZYME, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Overview and Basis of Presentation

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

The unaudited condensed consolidated financial statements include the accounts of Epizyme and its subsidiary. All intercompany transactions and balances of subsidiaries have been eliminated in consolidation. In the opinion of management, the information furnished reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair presentation of the results for the reported interim periods. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The three months ended September 30, 2015 and 2014 are referred to as the third quarter of 2015 and 2014, respectively. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period.

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

2.	Summary of Significant Accounting Policies

In the nine months ended September 30, 2015, the Company updated its accounting policy regarding property and equipment as a result of property and equipment acquired pursuant to a capital lease.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 amends Accounting Standards Codification (“ASC”) 605, Revenue Recognition, by outlining a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU 2014-09 was originally pronounced to become effective for the Company for interim and annual periods beginning after December 15, 2016. In July 2015, the FASB approved a one-year deferral of the effective date of ASU 2014-09. This ASU will now be effective for annual and interim periods beginning on or after December 15, 2017. Early adoption is permitted, however not before the original effective date of annual periods beginning after December 15, 2016. The Company is evaluating the impact that this ASU may have on its consolidated financial statements.

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

The Company’s financial instruments as of September 30, 2015 and December 31, 2014 consisted primarily of cash and cash equivalents, accounts receivable and accounts payable. As of September 30, 2015 and December 31, 2014, the Company’s financial assets recognized at fair value consisted of the following:

	Fair Value as of September 30, 2015
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents	$196,975	$196,975	$—	$—

Total	$196,975	$196,975	$—	$—

	Fair Value as of December 31, 2014
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents	$184,257	$184,257	$—	$—

Total	$184,257	$184,257	$—	$—

4.	Accrued Expenses

Accrued expenses consisted of the following:

	September 30, 2015	December 31, 2014
	(In thousands)
Employee compensation and benefits	$2,780	$2,623
Research and development and professional expenses	9,301	4,420

Accrued expenses	$12,081	$7,043

5.	Income Taxes

The Company did not record a federal or state income tax provision or benefit for the three and nine months ended September 30, 2015 due to the expected loss before income taxes to be incurred for the year ending December 31, 2015, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets.

The Company recorded less than $0.1 million and $0.1 million of income tax expense in the three and nine months ended September 30, 2014, respectively, due to provision-to-return adjustments identified related to the year ended December 31, 2013.

6.	Commitments and Contingencies

Commitments

In the first quarter of 2015, the Company acquired computer equipment pursuant to a capital lease. Future minimum equipment lease payments under this capital lease, net of imputed interest, as of September 30, 2015 are as follows:

(In thousands)
Future minimum lease payments in year ending December 31:
2015	$166
2016	665
2017	665
2018	112

Total future minimum lease payments	1,608
Less: Amount representing imputed interest on equipment lease	(185)

Capital lease obligation	$1,423

The Company also entered into an agreement in June 2015 to lease approximately 4,000 square feet of office space in Durham, North Carolina through July 2017. Total future minimum lease payments under this office lease agreement are approximately $0.2 million.

In connection with the amended and restated collaboration and license agreement that the Company executed with Eisai in March 2015, the Company and Eisai entered into an amended and restated letter agreement related to their December 2012 companion diagnostic agreement with Roche Molecular Systems (“Roche”). Upon the execution of the amended and restated letter agreement with Eisai, the Company assumed responsibility for up to $15.5 million of the then remaining development costs under the agreement with Roche. Eisai continues to be responsible for up to $1.0 million of the remaining Japan-specific development costs under the agreement with Roche.

Contingencies

In connection with the execution of the amended and restated collaboration and license agreement with Eisai, the Company agreed to pay Eisai up to a total of $20.0 million upon the achievement of specified clinical development milestones and up to a total of $50.0 million upon the achievement of specified regulatory milestones. In addition, the Company agreed to pay Eisai royalties at a percentage in the mid-teens on worldwide net sales of any EZH2 product, excluding net sales in Japan.

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

The Company recognized $1.4 million and $5.0 million of collaboration revenue in the three and nine months ended September 30, 2014, respectively, under the original agreement. As of December 31, 2014, the Company had completed its performance obligations under the original agreement. Accordingly, the Company had no remaining deferred revenue as of December 31, 2014 related to the original agreement.

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

Under the original agreement, Eisai was solely responsible for funding all research, development and commercialization costs for EZH2 compounds. Under the amended and restated collaboration and license agreement, the Company is solely responsible for funding global development, manufacturing and commercialization costs for EZH2 compounds outside of Japan, including up to $15.5 million of the then remaining development costs due under a Roche companion diagnostic agreement, and Eisai is solely responsible for funding Japan-specific development and commercialization costs for EZH2 compounds.

The Company recorded the reacquisition of worldwide rights, excluding Japan, to the EZH2 program, including tazemetostat, under the amended and restated collaboration and license agreement with Eisai as an acquisition of an in-process research and development asset. As this asset was acquired without corresponding processes or activities that would constitute a business, has not achieved regulatory approval for marketing and, absent obtaining such approval, has no alternative future use, the Company recorded the $40.0 million upfront payment made to Eisai in March 2015 as research and development expense in the condensed consolidated statements of operations and comprehensive loss. The Company has also agreed to pay Eisai up to $20.0 million in clinical development milestone payments, up to $50.0 million in regulatory milestone payments and royalties at a percentage in the mid-teens on worldwide net sales of any EZH2 product, excluding net sales in Japan. The Company is eligible to receive from Eisai royalties at a percentage in the mid-teens on net sales of any EZH2 product in Japan.

Celgene

In April 2012, the Company entered into a collaboration and license agreement with Celgene Corporation and Celgene International Sàrl, an affiliate of Celgene Corporation (Celgene Corporation and its affiliated entities are collectively referred to as “Celgene”). On July 8, 2015, the Company entered into an amendment and restatement of the collaboration and license agreement with Celgene.

Original Agreement Structure

Under the original agreement, the Company granted Celgene an exclusive license, for all countries other than the United States, to small molecule HMT inhibitors targeting the DOT1L HMT, including pinometostat, and an option, on a target-by-target basis, to exclusively license, for all countries other than the United States, rights to small molecule HMT inhibitors targeting any HMT targets, other than the EZH2 HMT including tazemetostat and targets covered by the Company’s collaboration and license agreement dated January 8, 2011 with GlaxoSmithKline (“GSK”). Under the original agreement, Celgene’s option was exercisable during an option period that would have expired on July 9, 2015.

Under the original agreement, the Company received a $65.0 million upfront payment and $25.0 million from the sale of its series C redeemable convertible preferred stock to an affiliate of Celgene, of which $3.0 million was considered a premium and included as collaboration arrangement consideration for a total upfront payment of $68.0 million. In addition, the Company has received a $25.0 million clinical development milestone payment and $6.8 million of global development co-funding through September 30, 2015. The Company was also eligible to receive $35.0 million in an additional clinical development milestone payment and up to $100.0 million in regulatory milestone payments related to DOT1L as well as up to $65.0 million in payments, including a combination of clinical development milestone payments and an option exercise fee for each available target to which Celgene had the right to exercise its option during an initial option period that would have ended in July 2015 (each a “selected target”), and up to $100.0 million in regulatory milestone payments for each selected target. As to DOT1L and each selected target, the Company retained all product rights in the United States and was eligible to receive royalties for each target at defined percentages ranging from the mid-single digits to the mid-teens on net product sales outside of the United States subject to reduction in specified circumstances.

The Company is obligated to conduct and solely fund research and development costs of the Phase 1 clinical trials for pinometostat. For all remaining DOT1L program development costs, Celgene and the Company will equally co-fund global development and each party will solely fund territory-specific development costs for its territory.

Amended and Restated Agreement Structure

Under the amended and restated collaboration and license agreement:

•	Celgene retains its exclusive license to small molecule HMT inhibitors targeting DOT1L, including pinometostat,

•	Celgene’s other option rights have been narrowed to small molecule HMT inhibitors targeting three predefined targets (the “Option Targets”),

•	The exclusive licenses to HMT inhibitors targeting two of the Option Targets that Celgene may acquire have been expanded to include the United States, with the exclusive license to HMT inhibitors targeting the third Option Target continuing to be for all countries other than the United States,

•	Celgene’s option period has been extended for each of the Option Targets and Celgene’s option is exercisable at the time of the Company’s investigational new drug application (“IND”) filing for an HMT inhibitor targeting the applicable Option Target, upon the payment by Celgene at such time of a pre-specified development milestone-based license payment,

•	Celgene’s license may be maintained beyond the end of Phase 1 clinical development for each of the Option Targets, upon payment by Celgene at such time of a pre-specified development milestone-based license payment, and

•	The Company’s research and development obligations with respect to each Option Target under the amended and restated agreement have been extended for at least an additional three years, subject to Celgene exercising its option with respect to such Option Target at IND filing. Subject to the Company’s opt-out rights, the Company’s research and development obligations have been expanded to include the completion of a Phase 1 clinical trial as to each Option Target following Celgene’s exercise of its option at IND filing.

Under the amended and restated agreement, the Company received a $10.0 million upfront payment in exchange for the Company’s extension of Celgene’s option rights to the Option Targets and the Company’s research and development obligations. In addition, the Company is eligible to earn an aggregate of up to $75.0 million in development milestones and license payments, up to $365.0 million in regulatory milestone payments and up to $170.0 million in sales milestone payments related to the three Option Targets. The Company is also eligible to receive royalties on each of the Option Targets as specified in the amended and restated agreement.

The amended and restated agreement eliminated the right of first negotiation that the Company had granted to Celgene under the original agreement with respect to business combination transactions that the Company may desire to pursue with third parties.

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

Accounting Considerations of the Amended and Restated Agreement

The Company determined that the amended and restated agreement represents a modification of the original agreement. Accordingly, the Company determined that the remaining deferred revenue of $21.6 million attributable to the original agreement should be combined with the $10 million upfront payment received from Celgene upon execution of the amended and restated agreement. This combined amount, along with any development milestone-based license fees associated with those Option Targets where Celgene’s option rights are determined to be non-substantive, will be recognized on a prospective basis after (i) identifying the deliverables and units of accounting included in the amended and restated agreement, (ii) allocating the total arrangement fee among the units of accounting and (iii) determining the revenue recognition for each unit of accounting.

The Company evaluated the deliverables in the amended and restated agreement and determined that the deliverables included its obligation to provide research and development services for DOT1L and the three Option Targets. In addition, the Company concluded that Celgene’s option rights are not substantive and the licenses to HMT inhibitors targeting each Option Target were therefore considered to be deliverables. As a result, the Company has determined the deliverables in the amended and restated arrangement to be:

•	Research and development services for DOT1L and the three Option Targets

•	Licenses to HMT inhibitors targeting the Option Targets

The Company evaluated the nature of the deliverables to determine the units of accounting. At a program level (that is, for DOT1L and each Option Target), the Company believes there is standalone value. Therefore, the identified deliverables were evaluated on a program by program basis to determine the units of accounting.

The Company determined the research services related to DOT1L have stand-alone value as the services are delivered and therefore represent a single unit of accounting. There are no other deliverables related to the DOT1L program. For two of the Option Targets, the Company concluded the licenses and related research services should be accounted for as a combined unit of accounting up until an IND filing. Prior to an IND filing, the delivered research services do not have standalone value from the remaining undelivered elements because Celgene could not resell the research services and no other vendor has the specialized skills and know-how related to HMT inhibitors necessary to provide the research services. After an IND filing, for these two Option Targets, the Company concluded the delivered pre-IND research services and licenses, once delivered, would have standalone value from the remaining research services because Celgene, or other market participants, would have the ability to execute human clinical trials on the identified compound. After an IND filing, the remaining research services represent a separate unit of accounting which has standalone value upon delivery. With respect to the third Option Target where the Company retains U.S. rights, because the license terms restrict Celgene’s access to information through the completion of a Phase 1 trial that would otherwise be necessary for Celgene, or other market participants, to execute human clinical trials on the identified compound, the Company determined the licenses did not have standalone value apart from the research services Accordingly, for the third Option Target, the licenses and research services will be accounted for as a combined unit of accounting.

Because Celgene’s option rights with respect to the Option Targets are not considered substantive, any development milestone-based license fees associated with the Option Targets would be considered to be part of the total consideration for purposes of allocating the arrangement consideration. Accordingly, the Company has identified the total allocable arrangement consideration to be $106.6 million, as follows: (i) the remaining $21.6 million of deferred revenue under the original agreement, (ii) the $10.0 million upfront payment made in connection with the amended and restated agreement, and (iii) the $75.0 million of aggregate development milestone-based license fees associated with the Option Targets.

The allocable arrangement consideration has been allocated to the identified deliverables using the relative selling price method. The Company estimated the selling price of the license deliverable for each Option Target using management’s best estimate of selling price after considering potential future cash flows under each license and industry benchmarks on the probability of achieving development milestones. The Company then discounted these probability-weighted cash flows to their present value. The Company estimated the selling price of the research services to be provided in connection with the DOT1L Phase 1 clinical trial and related to each Option Target using management’s best estimate of selling price based on the Company’s estimated cost of providing the services plus an applicable profit margin of 10%, which is commensurate with observable market data for similar services.

Due to the stage of development of each of the option programs and considering the expected timing of delivery for those deliverables associated with each Option Target, the Company does not expect to recognize revenue related to the Option Targets for several years. The Company expects to recognize the allocated arrangement consideration as follows, subject to the limitation described in ASC 605-25-30-5:

•	Research and development services for DOT1L: The arrangement consideration allocated to the DOT1L program will be recognized as the research and development services are performed. The Company allocated $2.8 million to the remaining research services under the DOT1L program and will recognize this amount ratably through December 31, 2016, the estimated period that the research services will be provided.

•	Two Option Targets: The arrangement consideration allocated to these Option Targets of $70.2 million in the aggregate will be deferred until an IND filing. The Company does not expect to recognize any revenue related to the Option Targets during the next twelve months.

•	Third Option Target: The licenses and the research services provided through completion of a Phase 1 trial represent a single combined unit of accounting. Therefore, because a license is the last delivered item in this unit of accounting, the Company will defer all consideration allocated to this unit of accounting, $33.6 million, until the delivery of the license upon completion of a Phase 1 clinical trial. The Company does not expect to recognize any revenue related to the Option Target during the next twelve months.

•	If any of the programs are terminated in accordance with the amended and restated agreement, any remaining deferred revenue will be reallocated among the undelivered items based upon their relative selling prices.

Collaboration Revenue

Through September 30, 2015, in addition to amounts allocated to Celgene’s purchase of shares of the Company’s series C redeemable convertible preferred stock, the Company had recorded a total of $109.8 million in cash and accounts receivable under the Celgene agreement, as amended, including the $3.0 million implied premium on Celgene’s purchase of shares of the Company’s series C redeemable convertible preferred stock.

Through September 30, 2015, the Company has recognized $71.9 million of total collaboration revenue since the inception of the collaboration, including $0.4 million and $0.5 million in the three and nine months ended September 30, 2015, respectively, and $1.2 million and $4.1 million in the three and nine months ended September 30, 2014, respectively, and $6.8 million of total global development co-funding as a reduction to research and development expense since the inception of the collaboration, including $0.1 million and $1.0 million in the three and nine months ended September 30, 2015, respectively, and $1.2 million and $2.5 million in the three and nine months ended September 30, 2014, respectively, in the condensed consolidated statements of operations and comprehensive loss. As of September 30, 2015 and December 31, 2014, the Company had deferred revenue of $31.3 million and $21.7 million, respectively, related to this agreement.

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

Collaboration Revenue

Through September 30, 2015, the Company received a total of $53.0 million in cash under the GSK agreement, which the Company recognized as collaboration revenue in the condensed consolidated statements of operations and comprehensive loss, including $1.4 million in the nine months ended September 30, 2015 and $5.6 million and $22.0 million in the three and nine months ended September 30, 2014, respectively, including a $3.0 million preclinical research and development milestone achieved and recognized as collaboration revenue in the nine months ended September 30, 2014. As of December 31, 2014, the Company had deferred revenue of $1.4 million related to this agreement, which was fully recognized as collaboration revenue in the three months ended June 30, 2015.

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

In connection with the March 2015 execution of the amended and restated collaboration and license agreement with Eisai, the Company and Eisai entered into an amended and restated letter agreement, pursuant to which the Company agreed to be responsible for up to $15.5 million of the remaining development costs under the agreement with Roche. Eisai continues to be responsible for up to $1.0 million of the remaining Japan-specific development costs under the agreement with Roche. The Company is recognizing the $15.5 million of remaining development costs under the agreement on a straight-line basis, through the end of the development term in 2020. In October 2015, the Company made a $3.0 million milestone payment to Roche under this agreement. Because the payment occurred subsequent to September 30, 2015, it is not reflected in the consolidated financial statements in this report.

8.	Stock-Based Compensation

Total stock-based compensation expense related to stock options, restricted stock units and the employee stock purchase plan was $2.9 million and $1.6 million for the three months ended September 30, 2015 and 2014, respectively, and $7.8 million and $4.7 million for the nine months ended September 30, 2015 and 2014, respectively.

Stock-based compensation expense is classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Research and development	$1,214	$749	$4,009	$2,245
General and administrative	1,642	834	3,757	2,433

Total	$2,856	$1,583	$7,766	$4,678

Stock Options

The weighted-average fair value of options, estimated as of the grant date using the Black-Scholes option pricing model, was $15.78 and $21.32 per option for those options granted during the three months ended September 30, 2015 and 2014, respectively, and $15.05 and $22.21 per option for those options granted during the nine months ended September 30, 2015 and 2014, respectively. Key assumptions used to apply this pricing model were as follows:

	Nine Months Ended September 30,
	2015	2014
Risk-free interest rate	1.6%	1.6%
Expected life of options	6.0 years	6.0 years
Expected volatility of underlying stock	83.7%	92.4%
Expected dividend yield	0.0%	0.0%

The following is a summary of stock option activity for the nine months ended September 30, 2015:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at December 31, 2014	2,959,506	$10.66
Granted	1,145,555	21.23
Exercised	(547,189)	1.60
Forfeited or expired	(439,091)	18.81

Outstanding at September 30, 2015	3,118,781	$15.09	6.4	$12,862

Exercisable at September 30, 2015	1,333,544	$8.03	3.4	$11,291

As of September 30, 2015, there was $19.8 million of unrecognized compensation cost related to stock options that are expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 2.8 years.

Restricted Stock Units

The following is a summary of restricted stock unit activity for the nine months ended September 30, 2015:

	Number of Units	Weighted Average Grant Date Fair Value per Unit

Outstanding at December 31, 2014	—	$—
Granted	37,313	18.49

Outstanding at September 30, 2015	37,313	$18.49

As of September 30, 2015, there was $1.0 million of unrecognized compensation cost related to restricted stock units that are expected to vest, including $0.7 million of unrecognized compensation cost related to restricted stock units to be issued in the first quarter of 2016, pursuant to a February 2015 employment agreement with the Company’s chief financial officer, for which service is currently being provided. These costs are expected to be recognized over a weighted average remaining vesting period of 3.4 years.

9.	Loss Per Share

Basic and diluted loss per share allocable to common stockholders are computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands except per share data)
Net loss	$(23,065)	$(19,700)	$(110,150)	$(39,970)
Weighted average shares outstanding	41,461	33,676	39,204	32,607

Basic and diluted loss per share allocable to common stockholders	$(0.56)	$(0.58)	$(2.81)	$(1.23)

In March 2015, the Company issued 6,000,000 shares of common stock at a price of $20.75 per share in connection with a public offering. In April 2015, the Company issued and sold an additional 701,448 shares of common stock in connection with the March 2015 public offering pursuant to the underwriters’ option to purchase additional shares that the Company granted in connection with the public offering. The issuance of these shares contributed to a significant increase in the Company’s shares outstanding and weighted average shares outstanding for the three and nine months ended September 30, 2015 when compared to the comparable prior year periods.

The following common stock equivalents were excluded from the calculation of diluted loss per share allocable to common stockholders because their inclusion would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Stock options	3,119	3,552	3,119	3,552
Unvested restricted stock units	37	—	37	—
Shares issuable under employee stock purchase plan	2	2	2	2

	3,158	3,554	3,158	3,554

10.	Related Party Transactions

Celgene has made a series of equity investments in the Company, owning 3,674,640 shares of common stock representing 8.2% of the Company’s fully diluted equity and 8.8% of the voting interests of the Company as of September 30, 2015. Refer to Note 7, Collaborations for additional information regarding our original agreement with Celgene entered into in April 2012 and the amended and restated agreement with Celgene entered into in July 2015.

The Company recognized $0.4 million and $0.5 million of collaboration revenue in the three and nine months ended September 30, 2015, respectively, and $1.2 million and $4.1 million of collaboration revenue in the three and nine months ended September 30, 2014, respectively, related to the original and amended and restated agreements. As of September 30, 2015 and December 31, 2014, the Company’s deferred revenue balances included $31.3 million and $27.2 million related to the Celgene amended and restated agreement and original agreement, respectively. Additionally, in the three and nine months ended September 30, 2015, the Company recorded $0.1 million and $1.0 million, respectively, and in the three and nine months ended September 30, 2014 $1.2 million and $2.5 million, respectively, in global development co-funding from Celgene. As of September 30, 2015 and December 31, 2014, the Company recorded accounts receivable of $0.1 million and $1.1 million, respectively, from Celgene for global development co-funding.

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

Our management’s discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which have been prepared by us in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim periods and with Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. This discussion and analysis should be read in conjunction with these unaudited condensed consolidated financial statements and the notes thereto as well as in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, or our Annual Report. The three months ended September 30, 2015 and 2014 are referred to as the third quarter of 2015 and 2014, respectively. Unless the context indicates otherwise, all references herein to our company include our wholly-owned subsidiary.

We commenced active operations in early 2008, and since inception, have incurred significant operating losses. As we are a clinical stage company, we expect to continue to incur significant expenses and operating losses over the next several years. Since our inception and through September 30, 2015, we have raised an aggregate of $591.5 million to fund our operations, of which $201.0 million was non-equity funding through our collaboration agreements, $314.5 million was from the sale of common stock in our public offerings and $76.0 million was from the sale of redeemable convertible preferred stock. As of September 30, 2015, we had $229.9 million in cash and cash equivalents. We are a leader in the translation of the science of epigenetics into first-in-class, novel epigenetic therapies for cancer patients and currently have two HMT inhibitors in clinical development for the treatment of patients with specific cancers. We believe we are the first company to conduct clinical trials of HMT inhibitors.

The following table summarizes key information about our clinical programs.

Tazemetostat. Our lead product candidate, tazemetostat, is an inhibitor that targets the EZH2 HMT. In March 2015, we reacquired global rights to develop, manufacture and commercialize tazemetostat outside of Japan from Eisai and subsequently substantially completed the transition of the EZH2 HMT program related activities from Eisai, including tazemetostat.

We are currently conducting a Phase 1 clinical trial of tazemetostat in patients with relapsed or refractory B-cell Non Hodgkin Lymphoma or NHL, or advanced solid tumors, and a five-arm Phase 2 clinical trial of tazemetostat in relapsed or refractory B-cell NHL. At the International Conference on Malignant Lymphoma, or ICML, on June 20, 2015, we reported on efficacy for 19 patients with NHL and safety for the entire 45 patient cohort from the ongoing Phase 1 study as of June 8, 2015. We reported a 60% overall response rate in the 15 evaluable NHL patients and an acceptable safety profile in 45 patients. Further, on September 26, 2015, at the European Cancer Congress, we announced additional updated data from patients with advanced solid tumors in the Phase I portion of the Phase 1/2 clinical trial reporting on efficacy for the 30 patients with solid tumors and safety for the entire 51 patient cohort. The data showed that tazemetostat demonstrated clinical activity in a group of patients with INI1-negative and SMARCA4-negative tumors, achieved inhibition of EZH2 in tumor tissue, and had an acceptable safety profile when administered as oral monotherapy. Specifically, of the nine patients with INI1-negative or SMARCA4-negative tumors who were treated at or above the recommended phase 2 dose of 800 mg twice daily, we reported two RECIST (“Response Evaluation Criteria in Solid Tumors”) confirmed responses and three patients with stable disease who were dosed for at least six months, for an overall disease control rate of 55%.

We continued to dose patients within the clinical pharmacology portion of the Phase 1/2 trial of tazemetostat throughout the third quarter of 2015 and initiated the five-arm Phase 2 portion of the Phase 1/2 trial in June 2015. We expect to enroll approximately 150 relapsed or refractory NHL patients, prospectively stratified by cell of origin and EZH2 mutational status, with diffuse large B-cell lymphoma or follicular lymphoma in the five-arm phase 2 NHL study. We plan to report interim data from the most rapidly enrolling arms of this study in mid-2016.

In August 2015, we announced that the U.S. Food and Drug Administration (“FDA”) accepted our investigational new drug application, or IND, for tazemetostat for the treatment of adults and pediatric patients with INI1-negative tumors or synovial sarcoma. We plan on initiating a Phase 2 trial in adults and a Phase 1 trial in children in the fourth quarter of 2015 to evaluate tazemetostat in patients with INI1-negative tumors or synovial sarcoma. We also plan to initiate additional clinical evaluations of tazemetostat, including a phase 1/2 combination clinical trial with R-CHOP in front-line high risk patients with diffuse large B-cell lymphoma, or DLBCL, and a combination clinical trial with a B-cell signaling agent or other emerging therapy for B-cell lymphomas. R-CHOP is a multi-drug front-line regimen commonly administered to patients with DLBCL.

Pinometostat. We voluntarily ceased patient enrollment into our Phase 1 clinical trial of pinometostat (also known as EPZ-5676), an inhibitor targeting the DOT1L HMT, in adult patients with MLL-r, an acute leukemia with genetic alterations of the MLL gene in the third quarter of 2015 due to insufficient efficacy to date with monotherapy treatment. We expect to present final study results after all patients conclude treatment and related data analyses are complete. We are continuing to conduct a Phase 1 dose escalation trial of pinometostat in pediatric patients with MLL-r, which we initiated in 2014, and are exploring preclinical combinations with other agents.

In addition to our clinical programs, we also have a pipeline of wholly-owned HMT inhibitors that are in preclinical development that target our other prioritized HMTs. These programs are directed to a variety of hematological and solid tumors.

In July 2015, we entered into an amended and restated collaboration and license agreement with Celgene Corporation and Celgene RIVOT Ltd., an affiliate of Celgene Corporation. Celgene Corporation and its affiliated entities are collectively referred to as “Celgene”. Under the amended and restated agreement, we received a $10.0 million upfront payment in exchange for the extension of Celgene’s option rights to license HMT inhibitors targeting three pre-defined targets and our research and development obligations. The option rights allow Celgene to acquire global rights for two of the targets and rights outside the United States for the third target. In addition, we are eligible to earn an aggregate of up to $75.0 million in development milestones and license payments, up to $365.0 million in regulatory milestone payments, up to $170.0 million in sales milestone payments as well as royalties on net product sales in Celgene’s territories at defined percentages, subject to reductions in specified circumstances related to the three pre-defined targets. We retain all product rights to DOT1L in the United States and are eligible to receive royalties at defined percentages on annual net product sales outside of the United States, subject to reductions in specified circumstances.

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

In April 2012, we entered into a collaboration and license agreement with Celgene, to discover, develop and commercialize, in all countries other than the United States, small molecule HMT inhibitors targeting DOT1L, including pinometostat, and any other HMT targets from our product platform, other than the EZH2 HMT including tazemetostat and targets covered by our collaboration with Glaxo Group Limited, an affiliate of GlaxoSmithKline, or GSK, which we refer to as the available targets. In July 2015, we entered into an amendment and restatement of our collaboration and license agreement with Celgene. Refer to Note 7, Collaborations for a description of our April 2012 agreement with Celgene and the July 2015 amended and restated agreement with Celgene, as well as the related accounting and revenue recognition considerations.

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

Results of Operations

Collaboration Revenue

The following is a comparison of collaboration revenue for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
	(In millions)
Collaboration revenue	$0.4	$8.2	$(7.8)	$2.0	$31.1	$(29.1)

Our revenue consists of collaboration revenue, including amounts recognized from deferred revenue related to upfront payments for licenses or options to obtain licenses in the future, research and development services revenue earned and milestone payments earned under collaboration and license agreements with our collaboration partners.

The following table summarizes our collaboration revenue, by collaboration, for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended			Nine Months Ended
	September 30			September 30
Collaboration Partner	2015	2014	Change	2015	2014	Change
	(in millions)
Celgene
Upfront revenue:	0.4	1.2	(0.8)	0.5	4.1	(3.6)
GSK
Upfront Revenue:	—	2.6	(2.6)	1.0	9.7	(8.7)
Milestone:	—	—	—	—	3.0	(3.0)
Research:	—	3.0	(3.0)	0.5	9.2	(8.7)
Eisai
Upfront Revenue:	—	0.4	(0.4)	—	1.2	(1.2)
Research:	—	1.0	(1.0)	—	3.8	(3.8)
Other	—	—	—	—	0.1	(0.1)

	0.4	8.2	(7.8)	2.0	31.1	(29.1)

Collaboration revenue recognized from deferred revenue in the three months ended September 30, 2015 consisted entirely of $0.4 million recognized from deferred revenue related to our Celgene agreement, as compared to $1.2 million under our original Celgene agreement, $2.6 million under our GSK agreement and $0.4 million under our original Eisai agreement in the three months ended September 30, 2014. We did not recognize any collaboration revenue for research and development services in the three months ended September 30, 2015, as compared to $3.0 million under our GSK agreement and $1.0 million under our original Eisai agreement in the three months ended September 30, 2014. We had no milestone revenue in the three months ended September 30, 2015 and September 30, 2014.

Collaboration revenues under the GSK and original Eisai agreements decreased in the three months ended September 30, 2015 as compared to the three months ended September 30, 2014, primarily as a result of the completion of a significant portion of our performance obligations under our collaborations during 2014. Collaboration revenues under the Celgene agreement decreased in the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 due to a reduction in research and development services provided in connection with the Phase 1 clinical trials of pinometostat.

Collaboration revenue recognized from deferred revenue in the nine months ended September 30, 2015 consisted of $0.5 million under our Celgene agreement and $1.0 million under our GSK agreement, as compared to $4.1 million under our Celgene agreement, $1.2 million under our original Eisai agreement and $9.7 million under our GSK agreement in the nine months ended September 30, 2014. Collaboration revenue recognized for research and development services in the nine months ended September 30, 2015 consisted of $0.5 million under our GSK agreement, as compared to $3.8 million under our Eisai agreement and $9.2 million under our GSK agreement in the nine months ended September 30, 2014. Milestone revenue in the nine months ended September 30, 2014 consisted of $3.0 million in preclinical research and development milestones achieved under our GSK agreement. We had no milestone revenue in the nine months ended September 30, 2015.

Collaboration revenues under the GSK and original Eisai agreements decreased in the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014, primarily as a result of the completion of a significant portion of our performance obligations under our collaborations during 2014. Collaboration revenues under the Celgene agreement decreased in the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 due to a reduction in research services provided in connection with the Phase 1 clinical trials of pinometostat.

Our current deferred revenue balance of $31.3 million as of September 30, 2015 relates entirely to the Celgene collaboration. We expect to recognize $2.4 million of deferred revenue related to the Celgene agreement, through December 31, 2016, as we provide the remaining research and development services related to the pinometostat Phase 1 clinical trials.

Research and Development

The following is a comparison of research and development expenses for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
	(In millions)
Research and development	$16.8	$22.2	$(5.4)	$94.4	$55.1	$39.3

Research and development expenses consist of expenses incurred in performing research and development activities, including compensation and benefits for full-time research and development employees, facilities expenses, overhead expenses, clinical trial and related clinical manufacturing expenses, fees paid to third party contract research organizations, or CROs, and other outside expenses. In the first quarter of 2015, research and development expense included the $40.0 million upfront payment to Eisai in connection with our amended and restated collaboration and license agreement under which we reacquired worldwide rights, excluding Japan, to our EZH2 program, including tazemetostat.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Product Program (Phase as of the latest period end)	2015	2014	2015	2014
	(In millions)
External research and development expenses:
Tazemetostat (Phase 1/2) and related EZH2 programs	$6.0	$1.4	$56.0	$2.9
Pinometostat (Phase 1) and related DOT1L programs	1.1	4.3	4.5	10.8
Discovery and preclinical stage product programs, collectively	2.2	9.9	11.9	22.7
Internal research and development expenses	7.5	6.6	22.0	18.7

Total research and development expenses	$16.8	$22.2	$94.4	$55.1

During the three months ended September 30, 2015, our total research and development expenses decreased by $5.4 million compared to the third quarter of 2014, primarily due to reductions in expenditures on discovery and preclinical studies and on our DOT1L programs. These decreases were offset by increased external spending on the expansion of our tazemetostat and related EZH2 programs. For the nine months ended September 30, 2015, total research and development expenses increased by $39.3 million, primarily due to the $40.0 million upfront payment to Eisai in the first quarter of 2015 in connection with our amended and restated collaboration and license agreement with Eisai and additional spending on tazemetostat and related programs, partially offset by decreased spending on pinometostat and related DOT1L programs and our discovery and preclinical programs.

External research and development expenses for tazemetostat and related EZH2 activities include the costs associated with our reacquisition of worldwide rights to EZH2 program from Eisai, including the $40.0 million upfront payment, Phase 1/2 clinical trial costs, discovery and preclinical research in support of the EZH2 program, and expenses associated with our companion diagnostic program. The increase in external research and development expenses for tazemetostat and related EZH2 activities in the three and nine months ended September 30, 2015, as compared to the same period of the prior year, primarily represents costs associated with the expansion of our ongoing Phase 1/2 clinical trials and our planned clinical trials of tazemetostat and ongoing costs associated with the reacquisition of tazemetostat, including transfer costs for active pharmaceutical ingredient and related EZH2 activities and clinical trial transition and start-up costs.

External research and development expenses for pinometostat decreased by $3.2 million and $6.3 million, respectively, for the three and nine months ended September 30, 2015. During the three months ended September 30, 2015, we ceased enrollment in our pinometostat adult Phase 1 clinical trial. The three and nine month declines in program spending reflects reduced enrollment in the pinomestat adult and pediatric clinical trials and the associated reduction in costs to support the preclinical and research programs. We continue to invest in preclinical research related to pinometostat, but at a reduced level as compared to the 2014 levels. Our research and development expenses for pinometostat were offset by $0.1 million and $1.0 million of global development co-funding from Celgene for the three and nine months ended September 30, 2015, respectively, as compared to $1.2 million and $2.5 million for the three and nine months ended September 30, 2014, respectively.

External research and development expenses for discovery and preclinical stage product programs decreased by $7.7 million in the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 and by $10.8 million for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. This decrease in the expenses reflects our reallocation of resources to support the expansion of the tazemetostat programs and our reprioritization of our discovery and preclinical development programs.

Most of our research and development costs are external costs, which we track on a program-by-program basis. Our internal research and development costs are primarily compensation expenses for our full-time research and development employees. We do not track internal research and development costs on a program-by-program basis. However, by employing a multinational network of CROs, our employees are able to dedicate significant amounts of their time to the expansion and development of our product platform while managing the research performed by our CROs.

Internal research and development expenses increased by $0.9 million and $3.3 million in the three and nine months ending September 30, 2015 as compared to the same periods in 2014, respectively. In the three months ended September 30, 2015, we have continued to expand our internal clinical development team to support ongoing as well as new clinical programs and evaluations of tazemetostat, drug manufacturing and regulatory filings.

External research and development expenses from January 1, 2010 through September 30, 2015 were $74.2 million for tazemetostat and related EZH2 programs and $52.3 million for pinometostat and related DOT1L programs. We did not maintain program-specific external cost information prior to January 1, 2010.

We expect that research and development expenses will increase in 2015, when compared to 2014, as since March 2015, we have been responsible for funding the planned tazemetostat programs outside of Japan, under the amended and restated collaboration and license agreement with Eisai. We expect that these increased expenses will be partially offset by decreases in spending for pinometostat and on our discovery and preclinical development programs.

General and Administrative

The following is a comparison of general and administrative expenses for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	Change	2015	2014	Change
	(In millions)
General and administrative	$6.7	$5.7	$1.0	$17.9	$15.9	$2.0

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

For the three months and nine months ended September 30, 2015, our general and administrative expenses increased by $1.0 million and $2.0 million, respectively, compared to the same periods of the prior year. The increases were primarily related to higher compensation and stock-based compensation expense, as well as increased patent filing and related professional fees. We expect that general and administrative expenses will continue to increase modestly in 2015, when compared to 2014.

Other Income, Net

Other income, net consists of interest income earned on our cash equivalents, net of imputed interest expense paid under capital lease obligation, and other income recorded from a tax incentive award received in 2013.

Other income, net, did not fluctuate in the three months ended September 30, 2015 and was only slightly higher in the nine months ended September 30, 2015, as compared to the same periods ended September 30, 2014, as imputed interest expense recorded under an equipment capital lease that we entered into in March 2015 partially offset higher interest income from our money market investments.

Income Tax Expense

We did not record a federal or state income tax provision or benefit for the three and nine months ended September 30, 2015 due to the expected loss before income taxes to be incurred for the years ending December 31, 2015, as well as our continued maintenance of a full valuation allowance against our net deferred tax assets. We recorded less than $0.1 million and $0.1 million of income tax expense in the three and nine months ended September 30, 2014, respectively, due to provision-to-return adjustments identified related to the year ended December 31, 2013.

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

Through September 30, 2015, we have raised an aggregate of $591.5 million to fund our operations, of which $201.0 million was non-equity funding through our collaboration agreements, $314.5 million was from the sale of common stock in our public offerings and $76.0 million was from the sale of redeemable convertible preferred stock. As of September 30, 2015, we had $229.9 million in cash and cash equivalents.

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

Funding Requirements

Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third party research and development services, laboratory and related supplies, clinical trial costs, our potential future milestone payment obligations to Eisai and Roche under the amended Eisai collaboration agreement and Roche companion diagnostic agreement, legal and other regulatory expenses and general overhead costs.

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

Cash Flows

The following is a summary of cash flows for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015	2014
	(In millions)
Net cash used in operating activities	$(51.3)	$(14.4)
Net cash used in investing activities	$(40.2)	$(1.2)
Net cash provided by financing activities	$131.3	$103.7

Net cash used in operating activities

Net cash used in operating activities was $51.3 million during the nine months ended September 30, 2015 compared to $14.4 million during the nine months ended September 30, 2014. The use of net cash in both periods primarily resulted from our net loss which increased from $40.0 million for the nine months ended September 30, 2014 to $110.2 million for the nine months ended September 30, 2015 as a result of higher research and development and general and administrative expenses.

Net cash used in operating activities for the nine months ended September 30, 2015 primarily relates to our net loss of $110.2 million less the impact of the $40.0 million upfront payment made to Eisai upon the execution of our amended and restated collaboration and license agreement in March 2015, the $10.0 million payment from Celgene as part of the July 2015 amended and restated agreement and non-cash stock based compensation and depreciation, which increased $3.6 million to $8.8 million compared to the nine months ended September 30, 2014. Changes in other working capital balances did not significantly adjust our net loss for purposes of determining net cash used in operating activities.

Net cash used in operating activities of $14.4 million during the nine months ended September 30, 2014 resulted primarily from our net loss of $40.0 million plus the effects of negative working capital changes, partially offset by the receipt of $51.4 million in non-equity funding, comprising $32.0 million in milestone payments, $3.0 million in upfront payments and $16.4 million in research reimbursements, during the nine months ended September 30, 2014.

Net cash used in investing activities

Net cash used in investing activities during the nine months ended September 30, 2015 reflects the $40.0 million upfront payment made to Eisai upon the execution of our amended and restated collaboration and license agreement, under which we reacquired worldwide rights, excluding Japan, to our EZH2 program, including tazemetostat, as well as purchases of general maintenance capital. Net cash used in investing activities during the nine months ended September 30, 2014 relates solely to purchases of property and equipment and represents general maintenance capital.

Net cash provided by financing activities

Net cash provided by financing activities of $131.3 million during the nine months ended September 30, 2015 primarily reflects net cash received from our March 2015 public offering of our common stock, including the proceeds from the sale of additional shares in April 2015 pursuant to the underwriters’ option to purchase additional shares that we granted in connection with our March 2015 public offering as well as cash received for stock option exercises and the purchase of shares under our employee stock purchase plan. This amount was offset in part by the payment of $0.3 million of principal on our capital lease obligation during the nine month period ending September 30, 2015.

Net cash provided by financing activities of $103.7 million during the nine months ended September 30, 2014 reflected the $101.3 million net cash received from our February 2014 public offering of our common stock as well as cash received for stock option exercises and the purchase of shares under our employee stock purchase plan.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, Revenue From Contracts With Customers. ASU 2014-09 amends Accounting Standards Codification, or ASC, 605, Revenue Recognition, by outlining a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU 2014-09 was originally pronounced to become effective for the Company for interim and annual periods beginning after December 15, 2016. In July 2015, the FASB approved a one-year deferral of the effective date of ASU 2014-09. This ASU will now be effective for annual and interim periods beginning on or after December 15, 2017. Early adoption is permitted, however not before the original effective date of annual periods beginning after December 15, 2016. The Company is evaluating the impact that this ASU may have on its consolidated financial statements.

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

Contractual Obligations

In the first quarter of 2015, we acquired computer equipment pursuant to a capital lease. As of September 30, 2015, we had a capital lease obligation related to this capital lease of $1.4 million, comprised of future minimum lease payments of $1.6 million to be made between 2015 and 2018 less $0.2 million representing imputed interest on the equipment lease.

We also entered into an agreement in June 2015 to lease approximately 4,000 square feet of office space in Durham, North Carolina through July 2017. Total future minimum lease payments under this office lease are approximately $0.2 million.

In connection with the amended and restated collaboration and license agreement we executed with Eisai in March 2015, we and Eisai entered into an amended and restated letter agreement related to our December 2012 companion diagnostic agreement with Roche. Upon the execution of the amended and restated letter agreement with Eisai, we assumed responsibility for up to $15.5 million of the remaining development costs under the agreement with Roche. Eisai continues to be responsible for up to $1.0 million of the remaining Japan-specific development costs under the agreement with Roche. Payments for development costs under the Roche agreement are to be made upon the completion by Roche of certain defined development activities. In October 2015, we paid a milestone payment under this agreement which totaled $3.0 million. Because the payment occurred subsequent to September 30, 2015, it is not reflected in the third quarter consolidated financial statements.

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

There were no other material changes to our contractual obligations during the nine months ended September 30, 2015. For a complete discussion of our contractual obligations, please refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2015, we had cash equivalents of $229.9 million consisting of interest-bearing money market accounts and prime money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of these investments, an immediate 100 basis point change in interest rates at levels as of September 30, 2015 would not have a material effect on the fair market value of our cash equivalents.

We contract with CROs and manufacturers internationally. Transactions with these providers are predominantly settled in U.S. dollars and, therefore, we believe that we have only minimal exposure to foreign currency exchange risks. We do not hedge against foreign currency risks.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer), to allow timely decisions regarding required disclosure.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2015.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

Careful consideration should be given to the following risk factors, in addition to the other information set forth in this Quarterly Report on Form 10-Q and in other documents that we file with the SEC, in evaluating us and our business. Investing in our common stock involves a high degree of risk. If any of the following risks and uncertainties actually occurs, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks described below are not intended to be exhaustive and are not the only risks we face. New risk factors can emerge from time to time, and it is not possible to predict the impact that any factor or combination of factors may have on our business, prospects, financial condition and results of operations.

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

We are early in our development efforts and have only two product candidates in clinical trials. All of our other product candidates are still in preclinical development. We have invested substantially all our efforts and financial resources in the identification and preclinical and clinical development of inhibitors of HMTs. Our ability to generate product revenues, which we do not expect will occur for several years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of our product candidates will depend on several factors, including the following:

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

Product candidates are subject to continued preclinical safety studies which may be conducted concurrent with our clinical testing. The outcomes of these safety studies may delay the launch of or enrollment in future clinical studies. For example, in the course of our ongoing preclinical safety studies of tazemetostat, we observed the development of lymphoma in Sprague Dawley rats. We have informed the relevant international regulatory authorities, the FDA and the clinical investigators of this finding in rats, and are in active discussions with the regulatory authorities. In August 2015, the FDA accepted our IND for tazemetostat in patients with INI1- negative tumors or synovial sarcoma. However, we have not submitted an IND to the FDA for tazemetostat in patients with NHL and may not expand our ongoing Phase 2 NHL clinical trial to the United States until we do. Expansion of our NHL trial of tazemetostat to the United States will require that we submit an IND and that we address this matter to the satisfaction of the FDA within the context of patient risk-benefit and in view of the safety and efficacy data from our ongoing Phase 1/2 clinical study. If we are unable to adequately address this matter, we may be unable to expand our ongoing Phase 2 NHL clinical trial of tazemetostat into the United States, our trials may be limited to certain patient populations or our ability to conduct other trials in the United States may be delayed.

Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. For example, the complete responses that were observed in two MLL-r patients in the fourth dose cohort of the dose escalation portion of our Phase 1 clinical trial of pinometostat in an open-label setting are not statistically significant and might not be achieved by any other patient treated with pinometostat. We voluntarily ceased patient enrollment into the Phase 1 study in adult patients with MLL-r due to insufficient efficacy of pinometostat as a monotherapy in the third quarter of 2015. We are continuing to conduct a Phase 1 dose escalation trial of pinometostat in pediatric patients with MLL-r. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

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

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside of the United States. In particular, because certain of our products may be focused on specific patient populations, our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate. In addition, some of our competitors have ongoing clinical trials for product candidates that may treat the broader patient populations within which our product candidates are being developed for the treatment of a subset of identifiable cancer patients, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. For instance, our planned clinical trials of tazemetostat in adult and pediatric patients with genetically-defined solid tumors are targeting rare patient populations. As such, these trials may be slow to enroll. In addition, our Phase 2 clinical trial of tazemetostat in patients with NHL has two arms targeting patients with EZH2 mutations in their tumors, one in GCB DLBCL and one in follicular lymphoma, or FL. We believe that patients with these mutations represent between15% and 25% of the total GCB DLBCL and FL population in the major reimbursable markets. As such, these arms of the NHL Phase 2 study may be slower to enroll than the other three arms of the NHL Phase 2 study.

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

Companion diagnostics are subject to regulation by the FDA and similar regulatory authorities outside of the United States as medical devices and require separate regulatory approval prior to commercialization. If any third parties that we engage to assist us, are unable to successfully develop companion diagnostics that are needed for our therapeutic product candidates, or experience delays in doing so:

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

Since inception, we have incurred significant operating losses. Our net loss was $110.2 million for the nine months ended September 30, 2015. As of September 30, 2015, we had an accumulated deficit of $221.2 million. To date, we have financed our operations primarily through our collaborations, our public offerings, and private placements of our preferred stock. All of our revenue to date has been collaboration revenue. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies and, beginning in 2012, clinical trials. We are still in the early to middle stages of development of our product candidates, and we have not completed development of any drugs. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially over the next several years as we:

•	continue our Phase 1/2 clinical trial of tazemetostat for treatment of patients with NHL and advanced solid tumors;

•	initiate our planned clinical trials of tazemetostat in adult and pediatric patients with genetically defined solid tumors and our planned clinical trials of tazemetostat in combination with R-CHOP in front line high risk patients with NHL and in combination with a B-cell signaling agent or other emerging therapy in patients with NHL;

•	pay any milestone payments provided for and achieved under the amended and restated collaboration and license agreement with Eisai;

•	continue our Phase 1 clinical trial of pinometostat in pediatric patients with MLL-r;

•	conduct research and development for Celgene under our amended and restated collaboration and license agreement;

•	continue the research and development of our other product candidates;

•	seek to discover and develop additional product candidates;

•	seek regulatory approvals for any product candidates that successfully complete clinical trials;

•	ultimately establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any products for which we may obtain regulatory approval;

•	maintain, expand and protect our intellectual property portfolio;

•	hire additional clinical, quality control and scientific personnel; and

•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts.

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

We expect our expenses to increase in connection with our ongoing activities, particularly as we have assumed responsibility for the funding of the EZH2 program, including the ongoing Phase 1 portion of the Phase 1/2 clinical trial of tazemetostat and the ongoing five-arm Phase 2 portion of the Phase 1/2 clinical trial of tazemetostat, and any milestone payments provided for and achieved under the amended and restated collaboration and license agreement with Eisai; initiate our planned clinical trials of tazemetostat in adult and pediatric patients with genetically-defined solid tumors and our planned combination clinical trials with R-CHOP in front line high risk patients with DLBCL and with a B-cell signaling agent or other emerging therapy for patients with B-cell lymphoma; continue the Phase 1 clinical trial of pinometostat in pediatric MLL-r patients; continue research for Celgene under our amended and restated collaboration and license agreement; and continue research and development and initiate additional clinical trials of, and seek regulatory approval for, these product candidates and other product candidates. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on acceptable terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

Based on our research and development plans and our timing expectations related to the progress of our programs, we believe that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements through at least the end of the second quarter of 2017, without giving effect to any potential option exercise fees or milestone payments we may receive under our collaboration agreements. We have based these expectations on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Our future capital requirements will depend on many factors, including:

•	our remaining collaboration agreements remaining in effect and our ability to obtain global development co-funding and achieve milestones under these agreements;

•	the progress and results of our ongoing Phase 1/2 clinical trials of tazemetostat, our ongoing Phase 1 clinical trials of pinometostat and our planned trials of tazemetostat;

•	the number and development requirements of additional indications for tazemetostat, pinometostat and other product candidates that we may pursue, including the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for such product candidates;

•	Our ongoing research for Celgene under our amended and restated collaboration and license agreement;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution for any of our product candidates for which we receive marketing approval;

•	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;

•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and

•	the extent to which we acquire or in-license other products and technologies.

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

We have limited capabilities for drug development and do not yet have any capability for sales, marketing or distribution. Accordingly, we have entered into therapeutic collaborations with other companies that we believe can provide such capabilities, including our collaboration and license agreements with Celgene and GSK. With our reacquisition of tazemetostat rights under our amended and restated collaboration and license agreement with Eisai, we no longer have access to such capabilities for tazemetostat except with Eisai in Japan. Our collaborations have provided us with important funding for our development programs and product platform and we expect to receive additional funding under these collaborations in the future. Our existing therapeutic collaborations, and any future collaborations we enter into, may pose a number of risks, including the following:

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

Our existing therapeutic collaborations contain restrictions on our engaging in activities that are the subject of the collaboration with third parties for specified periods of time. For example, under our collaboration agreement with Celgene, subject to exceptions specified in the amended and restated agreement, during the option period, we may not research, develop or commercialize inhibitors directed to DOT1L and the three option targets covered by the agreement outside of the collaboration. These restrictions may have the effect of preventing us from undertaking development and other efforts that may appear to be attractive to us.

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

We currently rely on third party clinical research organizations to conduct our ongoing Phase 1/2 clinical trial of tazemetostat, and our ongoing Phase 1 clinical trials of pinometostat, and plan to rely on third party clinical research organizations to conduct our planned clinical trials of tazemetostat in patients with genetically-defined solid tumors, in combination with R-CHOP in front-line high risk patients with NHL, and in combination with a B-cell signaling agent or other emerging therapy. We do not plan to independently conduct clinical trials of our other product candidates. We expect to continue to rely on third parties, such as clinical research organizations, clinical data management organizations, medical institutions and clinical investigators, to conduct our clinical trials. These agreements might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, our product development activities might be delayed.

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

Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by the EMA and similar regulatory authorities outside of the United States. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We have not received approval to market any of our product candidates from regulatory authorities in any jurisdiction. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third party CROs to assist us in this process. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use. For example, we voluntarily ceased patient enrollment in our Phase 1 clinical trial of pinometostat in adult patients with MLL-r due to insufficient efficacy to date with monotherapy treatment. New cancer drugs frequently are indicated only for patient populations that have not responded to an existing therapy or have relapsed. If any of our product candidates receives marketing approval, the accompanying label may limit the approved use of our drug in this way, which could limit sales of the product.

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

We are highly dependent on the research and development, clinical and business expertise of our executive officers as well as the other principal members of our management, scientific and clinical teams. Although we have entered into employment letter agreements with our executive officers, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

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

As of September 30, 2015, our executive officers and directors and their affiliates beneficially own, in the aggregate, shares representing approximately 30.7% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Our stock price has been and may in the future be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. In the twelve months ended September 30, 2015, the sale price of our common stock as reported on the NASDAQ Global market ranged from a high of $29.88 to a low of $12.33. The market price for our common stock may be influenced by many factors, including:

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

Item 6.	Exhibits

10.1	Amended and Restated Collaboration and License Agreement dated as of July 8, 2015 by and between the Registrant and Celgene Corporation and Celgene RIVOT Ltd. (1)

10.2	Consulting Agreement between the Company and Robert J. Gould, Ph.D. dated August 5, 2015 (2)

10.3	Employment Offer Letter between the Company and Robert Bazemore dated August 5, 2015 (2)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by Robert B. Bazemore, President and Chief Executive Officer of the Company, and Andrew E. Singer, Executive Vice President, Finance and Administration, Chief Financial Officer and Treasurer of the Company. (3)

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.LAB	XBRL Labels Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

(1)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 6, 2015.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2015.
(3)	Filed with this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 9, 2015

EPIZYME, INC.

By:	/s/ Andrew E. Singer
Andrew E. Singer
Executive Vice President, Finance and Accounting, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)