Form 10-K
period 2015-12-31
Epizyme, Inc.
filed 2016-03-09
CIK 1571498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the registrant’s common stock, par value $0.0001 per share, held by non-affiliates of the registrant on June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $609.8 million based on the closing price of the registrant’s common stock on the NASDAQ Global Market on that date.

The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of March 1, 2016 was 57,209,270.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement that the registrant intends to file with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

Epizyme, Inc.

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2015

Forward-looking Information

This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. These statements may be identified by such forward-looking terminology as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and similar statements or variations of such terms. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

•	our plans to develop and commercialize novel epigenetic therapies for cancer patients;

•	our ongoing and planned clinical trials, including the timing of initiation and enrollment in the trials, the timing of availability of data from the trials and the anticipated results of the trials;

•	our ability to receive research funding and achieve anticipated milestones under our collaborations;

•	the timing of and our ability to obtain and maintain regulatory approvals for our product candidates;

•	the rate and degree of market acceptance and clinical utility of our products;

•	our commercialization, marketing and manufacturing capabilities and strategy;

•	our intellectual property position; and

•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing.

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

Overview

Epizyme is a clinical stage biopharmaceutical company that discovers, develops and plans to commercialize novel epigenetic therapies for cancer patients. We are leaders in discovering and developing small molecule inhibitors of a class of enzymes known as histone methyltransferases, or HMTs. We are also expanding our development efforts beyond HMTs and are developing small molecule inhibitors of other chromatin modifying proteins, or CMPs. CMPs mediate selective and reversible modifications to chromatin, a complex of chromosomal DNA and histone proteins that controls gene expression. This chromatin remodeling and its resultant control of gene expression are part of a larger regulatory system, commonly referred to as epigenetics. Genetic alterations within CMPs or that indirectly affect CMPs can result in changes to their activity and drive multiple types of cancer, including hematological cancers and solid tumors. We believe that inhibiting altered CMPs presents the opportunity to create, develop and commercialize multiple targeted therapeutics.

Our lead product candidate, tazemetostat, is a potent and selective inhibitor of the EZH2 HMT, an enzyme that plays an important role in various cancers. In our ongoing phase 1 clinical trial of tazemetostat in patients with relapsed or refractory non-Hodgkin lymphoma, or NHL, or in patients with advanced solid tumors, tazemetostat has shown meaningful clinical activity as a monotherapy, with an acceptable safety profile, in both NHL and in certain genetically-defined solid tumors. We are currently evaluating tazemetostat in a phase 2 study in adults with relapsed or refractory NHL, and one phase 2 study in adults and one phase 1 study in children with certain genetically-defined solid tumors. In addition, in mid-2016, we plan to initiate clinical trials of tazemetostat in combination with other therapies being used or investigated for the treatment of NHL. The first of these studies will test tazemetostat in combination with R-CHOP, the standard of care front-line combination treatment for diffuse large B-cell lymphoma, or DLBCL, an aggressive form of NHL, in front line elderly patients with DLBCL. We plan to initiate this study in the second quarter of 2016. The second of these studies will be conducted in patients with relapsed or refractory DLBCL, and will test tazemetostat in combination with either an anti-PD1 antibody or an anti-PDL1 antibody, which represent an important emerging class of biologic therapies and therapeutic candidates that enhance the body’s immune response to cancer, and are commonly referred to as checkpoint inhibitors. We plan to enter into an arrangement with a collaboration partner for this study in the second quarter of 2016 and to initiate this study in mid-2016. In addition, we plan to initiate in the third quarter of 2016 a phase 2 study of tazemetostat in patients with mesothelioma characterized by loss-of-function of BAP1, an enzyme involved in EZH2 regulation. We are continuing to explore in preclinical testing other tumor types that may be sensitive to tazemetostat.

We own the global development and commercialization rights to tazemetostat outside of Japan. Eisai Co. Ltd, or Eisai, holds the rights to develop and commercialize tazemetostat in Japan, and holds a limited right of first negotiation for the rest of Asia. Tazemetostat is protected by U.S. composition of matter patents, which are expected to expire in 2032. In February 2016, tazemetostat was granted orphan drug designation by the FDA for the treatment of malignant rhabdoid tumors, or MRT. The orphan drug designation applies to INI1-negative MRT as well as SMARCA4-negative malignant rhabdoid tumor of the ovary, or MRTO, also known as small cell carcinoma of the ovary hypercalcemic type, or SCCOHT.

We have several additional programs in development, including a phase 1 clinical trial of pinometostat, an inhibitor of the DOT1L HMT, for the treatment of children with MLL-r, an acute leukemia with genetic alterations of the MLL gene. Under our collaboration with Celgene Corporation and Celgene RIVOT Ltd., an affiliate of Celgene Corporation, which we collectively refer to as Celgene, we own commercialization rights to pinometostat in the United States and Celgene owns commercialization rights to pinometostat outside the United States. Along with Celgene, we are also investigating in preclinical studies combinations of pinometostat with other targeted therapies for the treatment of adults with MLL-r.

We have additional small molecule HMT inhibitors that are being developed under our collaborations with Glaxo Group Limited (an affiliate of GlaxoSmithKline), or GSK, and Celgene. Under our collaboration with GSK, GSK is developing small molecule inhibitors against three novel HMT targets including protein arginine methyltransferase 5, or PRMT5. We discovered these HMT inhibitors using our proprietary drug discovery platform. GSK has worldwide rights to the inhibitors of the three HMT targets that we delivered to them under the collaboration. Under our collaboration with Celgene, we are developing small molecule inhibitors directed to three other HMT targets in addition to pinometostat. Under the collaboration, we are responsible for all preclinical discovery work as well as phase 1 clinical development for all three targets. Celgene has the option to license worldwide rights to inhibitors directed at two of the three targets, and the option to license ex-U.S. rights to inhibitors directed to the third target. We retain rights to develop and commercialize the third target in the United States. Beyond our two clinical stage programs and the partnered programs with GSK and Celgene, we have also identified five novel epigenetic targets for which we are developing small molecule inhibitors in preclinical drug discovery. We own the global development and commercialization rights to these programs. All of our novel targets have been identified internally using our proprietary drug discovery platform, and all of our small molecule inhibitors have been discovered internally.

Corporate Strategy

Our goal is to become a fully integrated development and commercial oncology company developing novel epigenetic therapies for cancer patients. We have a robust proprietary drug discovery platform and the demonstrated ability to move candidates into clinical development. As we prepare to commercially launch tazemetostat, if approved, we plan to build out the infrastructure necessary to support the successful launch and marketing of this compound. The key elements of our strategy to achieve this goal are to:

•	Rapidly Advance the Clinical Development of Tazemetostat. We are executing a comprehensive clinical development program of tazemetostat for NHL and certain genetically-defined solid tumors. If we see sufficient evidence of a therapeutic effect in any of these trials, we plan to meet with regulatory authorities to discuss the possibility of an expedited clinical development and regulatory pathway for the applicable program. If sufficiently safe and active in the target patient populations, we believe that tazemetostat may be able to rely on an expedited regulatory approval process.

•	Seek to Expand the Range of Potential Indications for Tazemetostat. The R-CHOP combination study we are pursuing is designed to investigate the utility of tazemetostat in front line DLBCL, which would expand the potential commercial opportunity for tazemetostat. We also have over two dozen academic collaborations which are investigating the role of tazemetostat in other cancer types in preclinical models. If we see strong preclinical evidence of sensitivity of specific tumors to EZH2 inhibition, and if a medical need exists, we will consider initiating proof of concept human clinical trials.

•	Establish Commercialization and Marketing Capabilities in the United States. We have retained commercialization rights in the United States for all of our programs, other than the three programs that are the subject of our GSK collaboration and two of the programs that are the subject of our collaboration with Celgene. We plan to retain commercialization rights in the United States and possibly selected foreign jurisdictions in connection with any future oncology collaborations. We intend to build a focused specialty sales force and marketing capabilities to commercialize any of our oncology drugs that receive regulatory approval in the United States, and the capability of leading global commercial strategy.

•	Use Our Drug Discovery Platform to Build a Pipeline of Proprietary CMP Inhibitors. Using our proprietary drug discovery platform, we are developing additional novel, small molecule inhibitors of CMPs involved in cancer. We currently hold U.S. development and commercialization rights to one of our three preclinical programs subject to Celgene’s option under our collaboration. In addition, we have identified five novel CMP targets against which we are developing small molecule inhibitors in preclinical drug discovery, for which we own all development and commercialization rights.

•	Leverage Collaborations. Our therapeutic collaborations with Celgene, GSK and Eisai provide us with access to the considerable scientific, development, regulatory and commercial capabilities of our

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

•	Develop Companion Diagnostics for Use with Our Therapeutic Product Candidates. We plan to seek to develop companion diagnostics for use in connection with our therapeutic product candidates where appropriate. We believe that this approach may enable us to accelerate the clinical development and regulatory timelines for our therapeutic product candidates and, for any of our therapeutic product candidates that receive marketing approval, improve patient care by identifying patients who are more likely to benefit from the therapy. We intend to develop diagnostics based on currently available diagnostic technologies to the extent possible in order to minimize development and regulatory risk of our diagnostic programs. We are working with Roche Molecular Systems, Inc., or Roche, to develop a companion diagnostic, based on currently available technology, for use with tazemetostat for NHL patients with EZH2 point mutations and are relying on existing laboratory tests for use with pinometostat to identify MLL-r patients. We also plan to develop a companion diagnostic to identify patients with BAP1 loss-of-function for our mesothelioma program.

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

Cancer is the second leading cause of death in the United States, exceeded only by heart disease. The American Cancer Society estimated that in 2016 there will be approximately 1.7 million new cases of cancer and approximately 596,000 deaths from cancer in the United States.

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

Cytotoxic Chemotherapies. The earliest approach to pharmacological cancer treatment was to develop drugs, referred to as cytotoxic drugs, that kill rapidly proliferating cancer cells through non-specific mechanisms, such as disrupting cell metabolism or causing damage to cellular components required for survival and rapid growth. These drugs include Cytosar-U and Cytoxan. While these drugs have been effective in the treatment of some cancers, many unmet medical needs for the treatment of cancer remain. Also, cytotoxic drug therapies act in an indiscriminate manner, killing healthy as well as cancerous cells. Due to their mechanism of action, many cytotoxic drugs have a narrow dose range above which the toxicity causes unacceptable or even fatal levels of damage and below which the drugs are not effective in eradicating cancer cells.

Targeted Therapies. Another approach to pharmacological cancer treatment was to develop drugs, referred to as targeted therapeutics, that target specific biological molecules in the human body that play a role in rapid cell growth and the spread of cancer. Targeted therapeutics include vascular disruptors, also referred to as angiogenesis inhibitors, that prevent the formation of new blood vessels and restrict a tumor’s blood supply. Marketed vascular disruptors include Avastin and Zaltrap. Other targeted therapies, such as Herceptin and Tarceva, affect cellular signaling pathways that are critical for the growth of cancer. These drugs focus on processes that help the cancer cell survive, but not the oncogenes that are the drivers or cause of the cancer itself.

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

The Epizyme Approach

We are discovering and developing inhibitors of CMPs as novel precision therapeutics for patients with cancer and other significant unmet medical needs. Our focus is on the discovery, development and eventual commercialization of small molecule inhibitors of CMPs for applications in diseases that are uniquely dependent on the enzyme activity of a specific CMP. Among the CMP target classes, we have a particular emphasis on the HMTs, which have been shown to play pathogenic roles in a number of human diseases. Today, our emphasis is on the development of HMT inhibitors for cancer indications. Beyond cancer, however, HMTs and other CMPs have been implicated as pathogenic drivers of a number of diseases with significant unmet medical need.

Background of Epigenetics and Chromatin Remodeling. Epigenetics refers to a broad regulatory system that controls gene expression without altering the makeup of the genes themselves. Genes are composed of DNA, and in nature, this DNA is wrapped around a core of proteins known as histones. Together, the DNA and histone proteins form a complex known as chromatin that is the basic structural component of chromosomes. The structure of chromatin at specific gene locations can exist either in an open state that permits gene expression or in a more closed state that silences gene expression. The shifting of gene-specific chromatin structure—from the open to the closed state, or the closed to open state—is referred to as chromatin remodeling. Chromatin remodeling is affected by the reversible placement of small chemical groups—acetyl groups, methyl groups and others—onto specific sites on the DNA and the histone proteins, in concert with enzyme-catalyzed topographical changes to the contacts between DNA and histones. Some CMPs place these chemical groups onto specific sites on histones or DNA, some remove these marks in site-specific ways, others recognize the uniquely marked sites on histones and bind to these marked sites, and still other CMPs drive topographical changes to histone-DNA interactions within chromatin. Where, when and how such chromatin remodeling reactions occur, determines which genes in a cell are turned “on” or “off” at any particular time. When the function of these CMPs is altered, the program of gene expression is changed in ways that often leads to disease.

Cancer and HMTs. We continue to focus the majority of our discovery efforts on the HMT class of CMPs as targets for cancer therapeutics. The HMT class is particularly attractive for drug therapy for several reasons. First, there are a large number of HMTs in humans—96 in total—because these enzymes are needed to conduct all of the methylation reactions at distinct locations within the histones. As a result, this class provides a large number of potential drug targets. Second, because HMTs regulate gene expression in a precise fashion, they provide the potential for creation of an inhibitor that can have a desired biological effect. Third, genome discovery efforts have demonstrated that the activity of many of the HMTs is changed due to genetic alterations in cancers in such a way as to make the individual cancers strongly dependent on the enzyme activity of specific HMTs, thereby potentially improving the likelihood that an inhibitor will have a therapeutic effect.

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

Tazemetostat Development Program

Overview. We are developing tazemetostat, a potent and selective inhibitor of the EZH2 HMT, for the treatment of NHL, certain genetically-defined solid tumors and mesothelioma. The following table summarizes our development program for tazemetostat.

In 2016, we plan to execute on the following clinical development plans for tazemetostat:

•	Continue to enroll adult patients into all arms of our ongoing international, registration-supporting five-arm phase 2 study in up to 150 patients with NHL, present interim data from the study at a medical conference in mid-2016 and present a second interim analysis at a medical conference in late 2016;

•	Continue to enroll adult patients into all arms of our ongoing international, registration-supporting phase 2 three-arm study in up to 90 patients with certain genetically-defined solid tumors, and present interim data from the study at a medical conference in late 2016;

•	Continue to enroll pediatric patients into our ongoing international phase 1 dose escalation and dose expansion study in approximately 40 patients with certain genetically-defined solid tumors;

•	Present data from the food effect and drug-drug interaction clinical pharmacology sub-studies of the ongoing phase 1 study in relapsed or refractory NHL or advanced solid tumors at a medical conference in the first half of 2016 and present final data from the phase 1 study in the second half of 2016;

•	Initiate a phase 1b/2 study in combination with R-CHOP in front line elderly patients with DLBCL in the first half of 2016;

•	Enter into an arrangement with a collaboration partner for a phase 1b study in combination with either an anti-PD1 antibody or an anti-PDL1 antibody in patients with relapsed or refractory DLBCL in the second quarter of 2016 and initiate this study in mid-2016; and

•	Initiate a phase 2 study in relapsed or refractory patients with mesothelioma characterized by BAP1 loss-of-function by the third quarter of 2016.

Background on Cancers Characterized by Dysregulation of EZH2. EZH2 is an HMT that can become an oncogenic driver for NHL and a variety of other solid tumors, such as MRT, epithelioid sarcoma and MRTO. As a result, EZH2 has become an important target of oncological drug research.

Non-Hodgkin Lymphoma. Two types of NHL, DLBCL of germinal-center origin and follicular lymphoma, or FL, are associated with oncogenic EZH2 mutations. In our preclinical studies, we observed that NHL cells were sensitive to EZH2 inhibitors such as tazemetostat and that NHL cells bearing EZH2 mutations were particularly responsive to such treatment. EZH2 plays a critical role at various stages in normal B-cell maturation, and a particularly critical role during the stage of B-cell development known as the germinal center reaction. Recent research has demonstrated that EZH2 acts as a critical gatekeeper for B-cell maturation and differentiation. Our own ongoing research suggests that it is a combination of stem like cell-of-origin together with specific genetic lesions that confers sensitivity to EZH2 inhibition to cancer cells. An analysis of patient samples with germinal center derived NHL has revealed a number of genetic alterations that impact EZH2 function in ways that may confer sensitivity to EZH2 inhibition. While DLBCL and FL remain the primary target patient populations for tazemetostat, patients with other forms of NHL may also benefit from tazemetostat. Other genetic alterations that may impact EZH2 function have been shown to exist in other forms of NHL and in solid tumors. These alterations include amplification of EZH2 and other PRC2 subunit genes, and loss-of-function mutations in histone acetyltransferases, members of the MLL gene family, the SWI/SNF complex and BAP1, and may confer sensitivity to an EZH2 inhibitor.

We estimate the annual incidence rate in the major pharmaceutical markets of DLBCL to be approximately 119,000 patients and the annual incidence rate of FL in the major markets to be approximately 36,000 patients. The 119,000 DLBCL patients include 89,000 patients with activated B-cell and non-germinal-center derived NHL and 30,000 patients with germinal-center DLBCL. We estimate that approximately 6,000 of the germinal-center DLBCL patients carry an EZH2 oncogenic point mutation and that approximately 6,000 of the FL patients carry an EZH2 oncogenic point mutation. Many patients with DLBCL and FL survive beyond the year in which they are diagnosed. Accordingly, we believe that the prevalence of DLBCL and FL in the major pharmaceutical markets is significantly higher than the annual incidence of 155,000 patients. Common treatments for both DLBCL and FL are multi-agent chemotherapy, usually combined with rituximab (Rituxan), including R-CHOP and R-ICE and R-DHAP, along with other rituximab containing chemotherapy regimens, which are more often used as salvage regimens following the failure of front line treatment. R-CHOP and R-DHAP are combinations of the cancer agent rituximab, chemotherapy drugs and a steroid; R-ICE is a combination of rituximab and three chemotherapy drugs. Certain patients with DLBCL may also be treated with an allogeneic stem cell transplant.

According to published data from GBI Research, the value of the NHL market in the major developed markets is expected to increase to more than $9 billion by 2020. While current therapies successfully treat more than 50% of DLBCL patients in the front line setting, there remains an unmet medical need in patients who have relapsed or are not responding to treatment. According to a review article published in the 2011 American Society of Hematology Education Book, after standard treatment, approximately one-third of DLBCL patients in a population based registry had refractory disease or had suffered a relapse within a median of four years. FL is generally considered to be incurable with existing therapies.

Genetically- Defined Solid Tumors. INI1 and SMARCA4 are subunits of SWI/SNF, a chromatin modifying protein complex, which opposes the activity of PRC2, the complex within which EZH2 resides. Loss of INI1 or SMARCA4 in specific cell backgrounds is believed to cause dysregulation in the balance between SWI/SNF and PRC2, and thus cause tumors to become sensitive to EZH2 inhibition. This effect was observed in a preclinical study of tazemetostat in a xenograft model of MRT in which tazemetostat caused a dose dependent regression in INI1-negative tumors. INI1-negative tumors can appear in many different tissue types, and can present as MRT, epithelioid sarcoma, extraskeletal myxoid chondrosarcoma, peripheral nerve sheath tumor, myoepithelial carcinoma and renal medullary carcinoma, among several others. SMARCA4-negative tumors can also appear as different tumor types, including MRTO. Synovial sarcoma is characterized by a reciprocal translocation between chromosome 18 and the X chromosome which leads to INI1 dysregulation.

INI1-negative or certain SMARCA4-negative tumors are typically aggressive cancers with few to no treatments approved for these tumors. For example, current treatment of MRT consists of surgery, chemotherapy and radiation therapy, which are associated with limited efficacy and significant treatment-related morbidity in this population. INI1-negative tumors are most commonly seen in infants and toddlers, while SMARCA4-negative tumors and synovial sarcoma are most commonly seen in teenagers and young adults. We believe approximately 3,200 new patients with INI1-negative tumors, certain SMARCA4-negative tumors or synovial sarcoma are diagnosed annually in the United States and other major pharmaceutical markets; however, we believe that the actual number may be higher as these types of genetically-defined cancers are significantly under-reported today. MRTO accounts for less than 1% of all ovarian cancer diagnoses, with an average age of 24 years at diagnosis. MRTO is characterized by an aggressive clinical course with two year survival of less than 35%.

Mesothelioma. Mesothelioma is a rare form of cancer that most typically occurs in the lining surrounding the lungs but can also occur in the lining surrounding other organs. Relapsed or refractory mesothelioma remains an unmet medical need. First line treatment typically includes the chemotherapy drugs cisplatin and pemetrexed (Alimta). Median overall survival after standard of care treatment is approximately 13 months. We estimate the total annual incidence of mesothelioma is approximately 12,000 patients in the major pharmaceutical markets. In an article from 2015 in Pathology, the authors estimated BAP1 loss-of-function to be associated with approximately 46% of mesothelioma.

Tazemetostat NHL Program. Our ongoing phase 1 study in patients with relapsed or refractory NHL or in patients with advanced solid tumors is being conducted in France, the United Kingdom and Australia. We have completed enrollment in the study with 64 patients. The phase 1 study is comprised of a dose escalation study, a dose expansion study, and two clinical pharmacology studies: a food effect study and a drug-drug interaction study. Interim results from the phase 1 study, including efficacy results for the solid tumor patients, were reported at the European Cancer Congress 2015, or ECC, in Vienna, Austria, on September 26, 2015, and subsequent interim results from the phase 1 study, including efficacy results for the NHL patients, were reported at the 57th American Society of Hematology Annual Meeting, or ASH, in Orlando, Florida, on December 7, 2015.

The primary objective of the phase 1 study was to evaluate the safety and tolerability of tazemetostat and to determine the recommended dose for phase 2 trials. In the phase 1 trial, tazemetostat is being administered orally as a monotherapy, twice daily in continuous 28-day cycles. In the dose escalation portion of the study, patients were enrolled in one of five dose cohorts at dose levels of 100, 200, 400, 800, or 1600 mg twice daily. In the dose expansion portion of the study, patients received either 800 or 1600 mg twice daily. In the food effect portion of the study, patients received a single 200 mg dose, with or without food, on the eighth day prior to the start of continuous dosing, a single 200 mg dose, with or without food, one day prior to the start of continuous dosing, and 400 mg twice daily, from the start of the continuous dosing phase.

At ASH, we presented updated data from the phase 1 study, including efficacy data with respect to patients with NHL. All NHL patients were either refractory to or relapsed from prior therapy, which included autologous stem cell transplant in eight of the 21 patients with NHL that were dosed in the study. Of these 21 patients, 18 patients, or 85%, had been treated previously with three or more systemic anti-cancer therapies. As of the November 7, 2015 cutoff date, the following clinical data were reported:

•	Twenty-one patients with relapsed or refractory NHL were enrolled into the phase 1 study; 16 of the 21 patients were response-evaluable as defined by the study protocol.

•	Tazemetostat showed activity across different subtypes of NHL, including germinal-center and non-germinal center DLBCL and follicular lymphoma, in patients with wild-type EZH2 and mutant EZH2.

•	Nine of 16 (56%) response-evaluable NHL patients achieved an objective response.

•	On an intent-to-treat basis, seven of 12 (58%) response-evaluable NHL patients treated at or above the recommended phase 2 dose of 800 mg twice daily achieved an objective response.

•	Four patients remained on study at data cutoff with ongoing objective responses, including three patients who had been on drug for at least 17 months.

•	The 800 mg twice daily dose showed superior tolerability, equivalent anti-tumor activity and equivalent pharmacodynamic activity as compared to the 1600 mg twice daily dose.

•	Tazemetostat was well-tolerated. The majority of adverse events were grade 1 or grade 2 within the 55 patients with NHL and solid tumors who were evaluable for safety. The most common adverse events, regardless of attribution, were asthenia, anorexia, thrombocytopenia, nausea, constipation, diarrhea, and vomiting. Four grade 3 or greater treatment-related adverse events have been observed including one each of: grade 3 hypertension, grade 3 liver function test elevation, grade 4 thrombocytopenia, and grade 4 neutropenia.

We are conducting a registration-supporting international 150-patient, five-arm phase 2 clinical trial of tazemetostat for the treatment of NHL. Our five-arm phase 2 NHL study is currently being conducted in five countries including France, the United Kingdom and Australia. In addition, in December 2015, the U.S. Food and Drug Administration, or FDA, accepted our Investigational New Drug, or IND, application for tazemetostat for DLBCL, which allows us to expand the treatment of DLBCL patients in the study to sites in the United States.

Patients in the phase 2 NHL study are stratified into one of five arms:

•	Germinal center DLBCL, wild-type EZH2,

•	Germinal center DLBCL, mutant EZH2,

•	Non-germinal center DLBCL,

•	Follicular lymphoma, wild-type EZH2, and

•	Follicular lymphoma, mutant EZH2.

Each of these arms will enroll 30 patients subject to an interim futility analysis for each arm. Overall, enrollment in the five-arm phase 2 NHL study is proceeding as expected. Patients are dosed at 800 mg twice daily with tablets taken orally. To date, based on preliminary response data, we believe we have surpassed futility in three of the five arms, and we have not yet achieved the necessary events to determine futility or non-futility in the other two arms. Definitive futility analyses and assessment will be determined at a later date by an independent data safety monitoring committee. We plan to present interim data from the phase 2 five-arm NHL study at a medical conference in mid-2016. The primary endpoint of the study is overall response rate. Secondary endpoints include duration of response, progression free survival, overall survival, safety and population pharmacokinetics.

We have entered into an agreement with Roche for the development of a companion diagnostic for use with tazemetostat for NHL patients with EZH2 point mutations, and are using this diagnostic for the screening of patients in the ongoing phase 2 five-arm NHL study.

Preclinical Studies—NHL. Tazemetostat’s advancement to the clinic is supported by in vitro and in vivo activity in both mutant and wildtype EZH2 NHL. In preclinical studies, EZH2 gain-of-function mutations led to oncogenic repression of gene transcription by accelerating trimethylation of the EZH2 substrate H3K27. Consistent with this mechanism, in vivo mouse studies demonstrated drug efficacy and durability of response in EZH2-mutant NHL models treated with tazemetostat. Our preclinical studies with wild-type EZH2 lymphoma cells suggest that EZH2 acts as a key regulator of B-cell maturation, and that certain genetic lesions that lead to germinal center lymphomas are also likely to depend on EZH2 activity. This hypothesis is supported by cumulative pre-clinical data with EZH2 inhibitors, and pre-clinical models demonstrating synergy of tazemetostat with B-cell signaling inhibitors.

Tazemetostat Solid Tumor Program. At the ECC, we presented data from our ongoing phase 1 study of tazemetostat in patients with NHL or advanced solid tumors, including efficacy data with respect to patients with solid tumors. As of the data cutoff of August 31, 2015, we had enrolled 30 patients with solid tumors into this ongoing phase 1 study, including eight patients in a food effect sub-study. Of these 30 patients, eight had INI1-negative tumors, comprised of five with MRT and three with epithelioid sarcomas. Additionally, three patients had SMARCA4-negative tumors including two patients with MRTO which is also referred to as small cell carcinoma of the ovary hypercalcemic type, and one patient with thoracic sarcoma. Nineteen patients had other solid tumors that were not characterized by INI1 or SMARCA4 loss, including three patients with synovial sarcomas. More than half of the solid tumor patients were relapsed or refractory and had been treated previously with three or more systemic anti-cancer therapies. As of the August 31, 2015 cutoff date, the following clinical data were reported:

•	A total of 11 patients with INI1-negative or SMARCA4-negative tumors have been treated. The tumor histology of these patients includes MRT, MRTO, epithelioid sarcoma and thoracic sarcoma. Nine of these 11 patients have been treated at or above the recommended phase 2 dose of 800 mg twice daily.

•	Six of the 11 patients experienced a reduction in tumor size as best response, with four patients experiencing tumor reduction of over 30%.

•	Of the five patients with an INI1-negative malignant rhabdoid tumor, one patient achieved a complete response at week eight and had remained on study and in complete response through week 65.

•	Of three patients with SMARCA4-negative tumors, two patients presented with MRTO. One MRTO patient achieved a partial response at week 8 and had remained on study through week 25. A second MRTO patient achieved stable disease and had remained on study through week 26.

•	Of three patients with an INI1-negative epithelioid sarcoma, one patient achieved a partial response of short duration and had remained on study with stable disease through week 25. A second patient had remained on study with stable disease through week 24.

•	Clinical activity was not observed in the 19 patients with other tumors, including the three patients with synovial sarcomas.

•	Inhibition of EZH2, as measured by post-treatment H3K27 trimethylation compared to baseline, was observed in tumor tissue of INI1-negative patients as assessed by immunohistochemistry.

We believe stable disease is a clinically meaningful outcome in this patient population, where in a clinical study of children with rhabdoid tumors, the median survival was less than one year, and in a clinical study of patients with MRTO, the two-year survival rate was less than 35 percent. At the ECC, Dr. Viktor Grünwald, professor at the Medical School of Hanover, Germany, reported data from a cooperative study with The European Organisation for Research and Treatment of Cancer, demonstrating that for the population of patients with soft tissue sarcoma in the study, stable disease was as good a predictor of overall survival as was a composite of partial and complete responses.

Our phase 2 study in adults with certain genetically-defined solid tumors and our phase 1 study in children with certain genetically-defined solid tumors are now enrolling patients in the United States, and we expect to expand enrollment in both studies internationally in 2016.

The adult phase 2 multicenter study in adults with genetically-defined solid tumors will enroll up to 90 patients in three arms.

•	The first arm will be comprised of patients with MRT, rhabdoid tumor of the kidney and atypical teratoid rhabdoid tumor, all of which are characterized by INI1- or SMARCA4-negativity.

•	The second arm will be comprised of patients with non-rhabdoid INI1-negative tumors including epithelioid sarcoma, epithelioid malignant peripheral nerve sheath tumor, extraskeletal myxoid chondrosarcoma, myoepithelial carcinoma and renal medullary carcinoma.

•	The third arm will be comprised of patients with synovial sarcoma.

Patients are dosed at 800 mg twice daily with tablets taken orally. The primary endpoint is overall response rate for patients in the first two cohorts and progression-free survival, or PFS, for patients in the synovial sarcoma cohort. Secondary endpoints include duration of response, overall survival, PFS for patients with INI1-negative tumors, safety and pharmacokinetics. We plan to present interim data from the phase 2 study of tazemetostat in adults with certain genetically-defined solid tumors at a medical conference in late 2016.

The pediatric phase 1 multicenter study in patients with genetically-defined solid tumors will enroll approximately 40 patients in a dose escalation design, followed by dose expansion, with an oral suspension of tazemetostat. The study will enroll patients with the same INI1-negative tumors, SMARCA4-negative tumors or synovial sarcoma as in the phase 2 adult study. The primary endpoint of the study is safety, with the objective of establishing the recommended phase 2 dose in pediatric patients. Secondary endpoints include pharmacokinetics, objective response rate, duration of response, PFS and overall survival.

Tazemetostat has been granted orphan drug designation by the FDA for the treatment of MRT. The orphan drug designation applies to INI1-negative MRT as well as SMARCA4-negative MRTO.

Preclinical Studies—Solid Tumors. In addition to genetic alterations in EZH2 itself, distal genetic changes in other proteins can lead to an oncogenic dependency on EZH2 activity. In preclinical in vitro and in vivo studies tazemetostat has demonstrated utility in the treatment of select INI1-deficient and SMARCA2/A4-deficient tumors, where EZH2 activity is abnormally enhanced due to genetic alterations of the SWItch/Sucrose NonFermentable, or SWI/SNF chromatin remodeling complex. INI1-deficient tumor types include those with complete INI1 deletion. These include extracranial malignant rhabdoid tumor, atypical teratoid rhabdoid tumor, epithelioid sarcomas, epithelioid malignant peripheral nerve sheath tumors, extraskeletal myxoid chondrosarcoma, renal medullary carcinoma and myoepithelial carcinomas. Additionally, functional INI1 loss by its displacement from the SWI/SNF complex can occur as a result of an oncogenic fusion protein in synovial sarcoma. SMARCA2 and SMARCA4 are, like INI1, additional subunits of the SWI/SNF complex and are deleted in certain solid tumors, including MRTO. In preclinical studies, MRTO cells demonstrated sensitivity to tazemetostat inhibition.

Combination Studies and Other Development Plans. In the first half of 2016, we plan to initiate two trials of tazemetostat in combination with other NHL therapies. The first of these trials will be a phase 1b/2 study in front line elderly patients with DLBCL and will combine tazemetostat with R-CHOP. In preclinical models of NHL, tazemetostat showed synergy with R-CHOP, and in particular with the prednisone component. Our second planned combination study in NHL will be a phase 1b study combining tazemetostat with either an anti-PD1 or anti-PDL1 antibody. Reports from various investigators have suggested that EZH2 inhibition sensitizes tumors to checkpoint inhibition, through enhanced exposure of tumor antigens to the immune system and enhanced chemokine signaling to improve trafficking and infiltration of lymphocytes to the tumor microenvironment.

In addition, in preclinical studies, tazemetostat showed synergy with a number of different B-cell signaling agents, including inhibitors of the kinases BTK and PI3K, as well as inhibitors of BCL-2, a regulator of apoptosis, or programmed cell death. In 2016, we will continue to evaluate potential new combination studies with tazemetostat, including with a B-cell signaling agent.

Mesothelioma with EZH2 Disregulation. In the third quarter of 2016, we plan to initiate a phase 2 study of tazemetostat in relapsed or refractory patients with mesothelioma characterized by BAP1 loss-of-function.

In preclinical studies of mesothelioma, BAP1 loss-of-function led to increased expression and activity of EZH2. In addition, in animal models of mesothelioma, inhibition of EZH2 by a small molecule inhibited growth of tumor cells in mesothelioma characterized by BAP1 loss-of-function.

Pinometostat—DOT1L Inhibitor

Overview. We are developing pinometostat as an intravenously administered small molecule inhibitor of DOT1L for the treatment of acute leukemias with alterations in the MLL gene, specifically rearrangements of MLL as a consequence of chromosomal translocation, referred to as MLL-r, which includes partial tandem duplications of the MLL gene, referred to as MLL-PTD. We invented pinometostat using our proprietary product platform.

In 2014, we initiated a phase 1 trial of pinometostat in pediatric patients with MLL-r. This phase 1 study is enrolling pediatric patients with MLL-r acute leukemia and contains a dose escalation and an expansion cohort that are designed to enable us to evaluate the safety, pharmacokinetics and pharmacodynamics of escalating doses of pinometostat in patients between the ages of three months and 18 years. This trial is also designed to provide a preliminary assessment of efficacy. We intend to complete enrollment in our ongoing phase 1 clinical trial of pinometostat in pediatric MLL-r patients and present preliminary results from this study at a medical conference in the second half of 2016.

In August 2015, we voluntarily ceased patient enrollment in our phase 1 study of pinometostat in adult patients with MLL-r due to insufficient efficacy of pinometostat as a monotherapy. However, we and Celgene are exploring in preclinical studies combinations of pinometostat with other anti-cancer agents to enhance pinometostat’s efficacy in the adult MLL-r population. We retain all U.S. rights to pinometostat and have granted Celgene an exclusive license to pinometostat outside of the United States. Pinometostat has been granted orphan drug designation by the FDA and the European Commission for the treatment of acute myeloid leukemia, or AML, and acute lymphoblastic leukemia, or ALL.

Background on DOT1L Cancers. DOT1L is an HMT that can become oncogenic and cause certain subtypes of acute leukemia, such as MLL-r.

MLL-r is an aggressive, genetically-defined subtype of two of the most common forms of acute leukemia, ALL and AML. In an article in the journal Blood in December 2002, the authors estimated that the five-year overall survival rate for adult patients with the MLL-r subtype of AML ranges from approximately 5 to 24%. In an article from 2004 in the New England Journal of Medicine, the authors estimated that the five-year event-free survival rate in pediatric patients with the most common MLL-r subtype of ALL is approximately 27%. We estimate the total annual incidence of MLL-r in pediatric patients in the major pharmaceutical markets to be approximately 1,300 patients. Patients with MLL-r are routinely diagnosed using existing technologies that are commonly used in clinical settings. As a result, there is high awareness of MLL-r among oncologists. The disease predominantly occurs in two different age ranges, an adult population and an infant/pediatric population. While they share a common genetic alteration, the adult disease is frequently a secondary leukemia resulting from prior chemotherapy for a different, unrelated cancer and the childhood disease is of unknown origin. MLL-r is caused by a chromosomal translocation involving the MLL gene. The translocation results in DOT1L being recruited to a specific place in the chromosome where it would not normally be present. As a result, DOT1L causes inappropriate histone methylation at this location, which results in the increased expression of genes involved in causing leukemia. There are no approved therapies specifically indicated for MLL-r. Physicians treat this hematological cancer with therapies approved for other acute leukemia. Patients with AML and ALL typically are treated with intensive multi-agent chemotherapy and high risk patients with ALL and AML who enter remission and have a matched donor often receive an allogeneic stem cell transplant.

Other Pipeline Programs

In addition to tazemetostat and pinometostat, we also have a pipeline of small molecule inhibitors in preclinical development that target our other prioritized CMPs. These programs are directed to specific cancers, including both hematological malignancies and solid tumors.

Under our collaboration with GSK, compounds discovered and optimized by us targeting three HMT’s, including PRMT5, have been provided to GSK for further development. PRMT5 is reported to have a role in diverse cellular processes, including tumorigenesis. PRMT5 overexpression has been observed in cell lines and primary patient samples derived from a number of cancers, including lymphoma, lung cancer, breast cancer and colorectal cancer. We discovered the HMT inhibitors for the three targets, including PRMT5 under the GSK collaboration using our proprietary drug discovery platform and successfully delivered them to GSK. GSK has worldwide rights to the inhibitors of these three HMT targets

Under our collaboration with Celgene, we are developing small molecule inhibitors directed to three HMT targets, in addition to pinometostat. Under the collaboration, we are responsible for all preclinical discovery work as well as phase 1 clinical development for all three targets. Celgene has the option to acquire worldwide rights to inhibitors directed at two of the three targets, and the option to acquire ex-U.S. rights to inhibitors directed to the third target. We retain rights to develop and commercialize inhibitors directed at the third target in the United States.

In addition to tazemetostat and our partnered programs, we have ongoing drug discovery programs directed to five other novel CMP targets. We own all development and commercialization rights to these five programs.

The Epizyme Discovery Platform

Targeting oncogenic CMPs affords us multiple opportunities to create, develop and commercialize novel, precision therapeutics. To realize the full breadth of this opportunity, we created and continue to expand and enhance our proprietary discovery platform. Our platform aims to optimize the effectiveness of drug discovery and development by creatively addressing four key components of the process:

Judicious Target Selection. Selection of an appropriate target is a critical and challenging aspect of drug discovery. We are meeting the challenges of target selection with a unique combination of novel, optimized approaches to CRISPR technology, proprietary chemical biology methods and cellular and organismal biology approaches that allow us to rigorously and rapidly test targeting hypotheses. Our selection of a target CMP for drug discovery generally requires five critical elements to be satisfied. The target must:

•	Be a causal driver of pathogenicity and/or represent a unique vulnerability to therapeutic intervention, thus creating a basis for a wide therapeutic index;

•	Offer a strategy for patient stratification;

•	Be amenable to inhibition by a small molecule by virtue of the target’s molecular structure, and small molecule inhibition of the target must be disease modifying;

•	Address a significant unmet medical need for patients; and

•	Represent a meaningful commercial opportunity.

With respect to the first two of these elements, a common approach in drug discovery is to develop a small molecule drug candidate against a target which itself contains a genetic lesion that causes disease. This is exemplified among the CMPs by gain-of-function mutations within the HMT target EZH2 in subsets of germinal center lymphoma patients. However, through our combined CRISPR, cancer biology and chemical biology approaches, we have also revealed previously unrecognized synthetic lethal relationships affecting CMPs, wherein a genetic lesion that occurs at an unrelated gene product (protein) creates a unique dependency of a disease cell on the enzymatic activity of the CMP. This provides a novel approach to developing small molecule drugs that impact genetic lesions that were generally considered not amenable to drug development. For example, we have observed several cases in which pathogenic loss-of-function genetic lesions at one protein creates a unique reliance of a disease state on the enzymatic activity of a seemingly unrelated CMP, which can then be targeted for small molecule drug therapy. One example of this is the way in which INI deletions render certain cells sensitive to EZH2 inhibition.

Deep Understanding of Target Biochemistry and Biology in the Context of Pathophysiology. Once a target is selected, we invest heavily in understanding the biochemistry and biology of that target in the context of cellular pathophysiology. Knowing how a CMP functions in the cell(s) of interest, details of its catalytic mechanism, which ancillary proteins bind to the target within the cell and impact activity, and its pattern of substrate utilization, all contribute importantly to our ability to create relevant biochemical and cellular assays for compound screening and evaluation.

Comprehensive Molecular Discovery. We take a broad approach to drug discovery that includes an early emphasis on optimization of compounds by evaluating them against multiple criteria. Rather than focusing exclusively on target potency, we evaluate our chemical leads for a spectrum of pharmacological properties at an early point in the drug discovery process. Compounds are simultaneously optimized for target and cellular potency, drug-target residence time, drug metabolism and pharmacokinetics, or DMPK properties, and oral bioavailability. To accomplish this, we integrate a number of molecular science skill bases, together with biological sciences, to form comprehensive matrix discovery teams. These include: medicinal chemistry, enzymology, structural biology, biochemistry and biophysics and preclinical DMPK. We have also applied of comprehensive molecular discovery approach not only to individual targets, but also to target classes, such as the HMTs, through our cross-screening paradigm. In this manner, every compound designed by our chemists is screened against a large collection of representative enzymes of a target class. As a result, we have created a proprietary library of CMP-targeted compounds that today numbers over 32,000 compounds. We have also facilitated drug discovery by solving the co-crystal structures of over 700 CMPs in complex with our small molecule inhibitors. This has allowed us to develop a deep understanding of target class medicinal chemistry and has resulted in the creation of novel chemical starting points for targeted discovery programs.

Early Integration of Preclinical and Clinical Development. We involve our preclinical and clinical teams early in the drug discovery process. We engage our clinicians and translational medicine experts during the target selection process to ensure that informed decisions are being made with respect to our five key elements of target selection. These researchers continue to participate in the program matrix teams to ensure early development of cogent approaches to clinical translation and development. For example, a clear understanding of patient population and their needs with respect to route of administration, dosing form, and dosing schedule, informs team decisions with respect to multi-parametric pharmacological optimization of lead compounds. Likewise, preclinical development expertise in chemistry, manufacturing and controls, or CMC, and safety assessment are engaged early in the discovery process to ensure successful transition of compounds from discovery through clinical evaluation.

We believe that our discovery platform provides us with an important competitive advantage in identifying pathogenic CMPs and creating novel precision therapeutics to treat the diseases caused by these CMPs.

Collaborations

We have entered into three strategic collaborations for our therapeutic programs. These therapeutic collaborations have provided us with $201.6 million in non-equity funding through December 31, 2015. Our Celgene and GSK collaborations also provide us with development co-funding and the potential for significant research, development, regulatory and sales-based milestone payments as well as royalties or profit sharing on net product sales. In addition, we have entered into a collaboration to develop a companion diagnostic with Roche. Key terms of these collaborations are summarized below.

Celgene

Overview. In July 2015, we entered into an amendment and restatement of our collaboration and license agreement dated April 2012 with Celgene. Under the original agreement, the Company granted Celgene an exclusive license, for all countries other than the United States, to small molecule HMT inhibitors targeting DOT1L, including pinometostat, and an option, on a target-by-target basis, to exclusively license, for all countries other than the United States, rights to small molecule HMT inhibitors targeting any other HMT targets, excluding EZH2 and targets covered by our collaboration and license agreement dated January 8, 2011 with GSK. Under the original agreement, Celgene’s option was exercisable during an option period that would have expired in July 2015. Under the amended and restated collaboration and license agreement:

•	Celgene retains its exclusive license to small molecule HMT inhibitors targeting DOT1L, including pinometostat,

•	Celgene’s option rights have been narrowed to HMT inhibitors targeting three predefined targets (the “Option Targets”),

•	The exclusive licenses to HMT inhibitors targeting two of the Option Targets that Celgene may acquire have been expanded to include the United States, with the exclusive license to the third Option Target continuing to be for all countries other than the United States,

•	Celgene’s option period has been extended for each of the Option Targets and is exercisable at the time of the Company’s IND filing for an HMT inhibitor targeting the applicable Option Target, upon the payment by Celgene at such time of a pre-specified development milestone-based license payment,

•	Celgene’s license may be maintained beyond the end of phase 1 clinical development for each of the Option Targets, upon payment by Celgene at such time of a pre-specified development milestone-based license payment, and

•	Our research and development obligations with respect to each Option Target under the amended agreement have been extended for at least an additional three years, subject to Celgene exercising its option with respect to such Option Target at IND filing. Subject to our Opt-Out rights described below, our research and development obligations have been expanded to include the completion of a phase 1 clinical trial as to each Option Target following Celgene’s exercise of its option at IND filing.

To date, we have received $75.0 million of upfront payments (including $10.0 million as part of the amended and restated agreement) and $25.0 million from the sale of our series C preferred stock to an affiliate of Celgene, of which $3.0 million was considered a premium and included as collaboration arrangement consideration for a total upfront payment of $78.0 million. In addition, we received a $25.0 million clinical development milestone payment in 2014 and $6.9 million of global development co-funding through December 31, 2015. In addition, we are eligible to earn up to $75.0 million in development milestones and license payments, up to $365.0 million in regulatory milestone payments and up to $170.0 million in sales milestone payments related to the Option Targets. We remain eligible to earn $35.0 million in an additional clinical development milestone payment and up to $100.0 million in regulatory milestone payments related to DOT1L.

We are also eligible to receive royalties as follows:

•	As to DOT1L, we retain all product rights in the United States and are eligible to receive royalties at defined percentages ranging from the mid-single digits to the mid-teens on annual net product sales outside of the United States, subject to reductions in specified circumstances;

•	As to the Option Target for which Celgene’s option rights do not include the United States, if Celgene exercises its option as to such Option Target, we will retain all product rights in the United States and will be eligible to receive royalties, once an initial threshold of net product sales (for which we will not receive royalties) is exceeded, at defined percentages ranging from the mid-single digits to the low-double digits on net product sales outside of the United States, subject to reductions in specified circumstances; and

•	As to the other two Option Targets, if Celgene exercises its option as to those Option Targets, we will be eligible to receive royalties, once an initial threshold of net product sales (for which we will not receive royalties) is exceeded, for each such Option Target at defined percentages ranging from the mid-single digits to the low-double digits on net product sales on a worldwide basis, subject to reductions in specified circumstances.

For DOT1L and, after Celgene’s payment of the specified IND filing license payment for each Option Target, for each such Option Target, we are responsible for the conduct and funding of phase 1 clinical trials, subject to our right to opt-out of such responsibilities as described below. Celgene may obtain a license to small molecule HMT inhibitors targeting each Option Target at the time of the Company’s IND filing for an HMT inhibitor for such target by exercising its option and paying us a specified license payment. Celgene may maintain its license with respect to an Option Target at the conclusion of the phase 1 clinical trial of the Option Target by paying us a specified additional license payment. If Celgene does not elect to obtain a license during the option exercise period applicable to an Option Target, or to pay the specified IND license payment or end of phase 1 license payment, we will retain worldwide rights to HMT inhibitors directed to the Option Target, other than HMT inhibitors that may be provided by Celgene if the Company were to agree to their introduction into the collaboration.

Research Obligations. We are primarily responsible for the research strategy under the collaboration. During each applicable option period we are required to use commercially reasonable efforts to carry out an agreed research plan for each Option Target, subject to our Opt-Out right described below. For the DOT1L target and each of the Option Targets, we are required to conduct and solely fund development costs of the phase 1 clinical trials for HMT inhibitors directed to such targets, including for pinometostat. After completion of phase 1 development, as to DOT1L and the Option Target for which we retain U.S. rights, Celgene and the Company will equally co-fund global development and each party will solely fund territory-specific development costs for its territory; and, as to the other two Option Targets, after completion of phase 1 development, Celgene will solely fund all development costs on a worldwide basis.

Governance. Our collaboration with Celgene is guided by (a) a joint research committee, with authority over all activities performed under the research plan with respect to the two Option Targets as to which we granted worldwide rights; (b) a joint development committee, with authority over shared development activities with respect to DOT1L and the Option Target for which we retain U.S. rights; and (c) a joint commercialization committee, with authority over the commercialization of products developed under shared development programs with respect to DOT1L and the Option Target for which we retain U.S. rights. Subject to limitations specified in the amended and restated agreement, if the applicable governance committee is not able to make a decision by consensus and the parties are not able to resolve the issue through escalation to specified senior executive officers of the parties, then (a) prior to Celgene’s exercise of its option, we generally have final decision-making authority over research and development matters with respect to the Option Targets; (b) with respect to DOT1L and any Option Targets for which Celgene has exercised its option, Celgene generally has final decision-making authority over global development matters, including over global activities and related expenses that we are obligated to co-fund, unless we exercise our opt-out right as to such licensed program, and except that with respect to the Option Target for which we retain U.S. rights, the parties have mutual decision-making authority even after Celgene exercises its option as long as Celgene engages in a competitive development program with respect to such Option Target. Each party has final decision-making authority over commercialization matters in its respective territory.

Opt-Out Right. On an Option Target-by-Option Target basis, we have the right, in our sole discretion, to opt-out of further participation in any research and/or development activities after completion of the initial research plan and prior to the filing of an IND for an HMT inhibitor directed to the applicable Option Target, or the Pre-IND Opt-Out. Following exercise of a Pre-IND Opt-Out, if Celgene exercises its option as to the Option Target, Celgene will no longer be required, to the extent not already paid, to make the specified IND license payment or end of phase 1 license payment to us, specified sales milestone payments will no longer be payable and all royalties on net product sales of applicable licensed products that become payable to us will be reduced by a specified percentage. Additionally, if Celgene exercises its option as to such Option Target, we are obligated to grant Celgene an exclusive worldwide license to HMT inhibitors directed to the applicable Option Target, even if we would otherwise retain U.S. rights to HMT inhibitors directed to the applicable Option Target. Additionally, on a licensed program-by-licensed program basis, we have the right, in our sole discretion, to opt-out of further participation in and co-funding of development, other than specified costs necessary to complete development activities in process at the time we exercise our opt-out right. We can exercise our licensed program opt-out right at specified times: (a) when the clinical trial stopping rules set forth in a clinical trial protocol for DOT1L or the Option Target for which the we retain U.S. rights dictate that such clinical trial be stopped, or the Post-EOP1 Clinical Opt-Out; or (b) for any or no reason, in a licensed program for DOT1L or the Option Target for which we retain U.S. rights, during specified periods before the scheduled initiation of the first pivotal clinical trial or before the estimated date of filing of the first new drug application for an HMT inhibitor directed to the licensed target or any time after regulatory approval of an HMT inhibitor directed to the licensed target, or the Late Stage Opt-Out. In the event of a Post-EOP1 Clinical Opt-Out, the royalties that become payable to us on net product sales of licensed products directed to DOT1L or the Option Target for which we retain U.S. rights, as applicable, will be reduced by a specified percentage. Following a Post-EOP1 Clinical Opt-Out or a Late Stage Opt-Out, we are no longer required to co-fund global development for the applicable program other than specified costs necessary to complete development activities in process at the time we exercises our opt-out right, and we are obligated to grant Celgene an exclusive license to HMT inhibitors directed to the applicable target in the United States. Following our exercise of a Post-EOP1 Clinical Opt-Out or a Late Stage Opt-Out, if any, we would be eligible to receive specified milestone payments and royalties based on net product sales in the United States of HMT inhibitors directed to the licensed target in the event that Celgene develops and commercializes a product in the United States.

Exclusivity Restrictions. Subject to exceptions specified in the amended agreement, during the option period, we may not research, develop or commercialize HMT inhibitors directed to DOT1L and the three Option Targets. Subject to exceptions specified in the amended agreement, following each applicable option period, we may not research, develop or commercialize HMT inhibitors directed to DOT1L or any target licensed by Celgene.

Right of First Negotiation. The amended and restated agreement eliminated the right of first negotiation that we had previously granted to Celgene under the original agreement with respect to business combination transactions that we may desire to pursue with third parties.

Term and Termination. The amended and restated agreement with Celgene will expire on a product-by-product and country-by-country basis on the date of the expiration of the applicable royalty term with respect to each licensed product in each country and in its entirety upon the expiration of all applicable royalty terms for all licensed products in all countries. The royalty term for each licensed product in each country is the period commencing with first commercial sale of the applicable licensed product in the applicable country and ending on the latest of expiration of specified patent coverage, specified regulatory exclusivity or 15 years following the first commercial sale in the applicable country. Celgene has the right to terminate the amended agreement in its entirety, upon 60 or 120 days’ notice depending on the timing of such termination. The amended agreement may also be terminated in its entirety during the option period, and on a licensed target-by-licensed target basis after the option period, by either Celgene or the Company in the event of a material breach by the other party. The amended agreement may be terminated on a licensed target-by-licensed target basis by either Celgene or us in the event the other party, or an affiliate or sublicensee of the other party, participates or actively assists in a legal challenge to specified patents of the terminating party or in its entirety in the event the other party becomes subject to specified bankruptcy, insolvency or similar circumstances.

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

Under the agreement, we recorded an upfront payment of $20.0 million and a $3.0 million payment upon the execution of the March 2014 agreement amendment. Through December 31, 2015, we also received $6.0 million of fixed research funding, $15.0 million of preclinical research and development milestone payments and $9.0 million for research and development services. We are eligible to receive up to $18.0 million in additional preclinical research and development milestone payments, up to $109.0 million in clinical development milestone payments, up to $275.0 million in regulatory milestone payments and up to $218.0 million in sales-based milestone payments. In addition, GSK is required to pay us royalties at percentages between the mid-single digits to the low double-digits, on a licensed product-by-licensed product basis, on worldwide net product sales, subject to reductions in specified circumstances.

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

Eisai

Overview. In March 2015, we entered into an amended and restated collaboration and license agreement with Eisai, under which we reacquired worldwide rights, excluding Japan, to our EZH2 program, including tazemetostat. Under the amended and restated collaboration and license agreement, we will be responsible for global development, manufacturing and commercialization outside of Japan of tazemetostat and any other EZH2 product candidates, with Eisai retaining development and commercialization rights in Japan, as well as a right to elect to manufacture tazemetostat and any other EZH2 product candidates in Japan. Under the original collaboration and license agreement, we had granted Eisai an exclusive worldwide license to our small molecule HMT inhibitors directed to EZH2, including tazemetostat, while retaining an opt-in right to co-develop, co-commercialize and share profits with Eisai as to licensed products in the United States.

Under the terms of the original agreement, we recorded a $3.0 million upfront payment, $7.0 million in preclinical research and development milestone payments, a $6.0 million clinical development milestone and $22.7 million for research and development services through December 31, 2015. We were also eligible to earn up to a total of $195.0 million in clinical development, regulatory and sales-based milestone payments and to receive royalties on product sales. Upon the execution of the amended and restated collaboration agreement, we agreed to pay Eisai a $40.0 million upfront payment. We also agreed to pay Eisai up to $20.0 million in clinical development milestone payments, up to $50.0 million in regulatory milestone payments and royalties at a percentage in the mid-teens on worldwide net sales of any EZH2 product, excluding net sales in Japan. We are eligible to receive from Eisai royalties at a percentage in the mid-teens on net sales of any EZH2 product in Japan.

Under the original agreement, Eisai was solely responsible for funding all research, development and commercialization costs for licensed compounds. Under the amended agreement, we are solely responsible for funding global development, manufacturing and commercialization costs for EZH2 compounds outside of Japan, and Eisai is solely responsible for funding Japan-specific development and commercialization costs for EZH2 compounds. In connection with the amendment and restatement of our collaboration and license agreement with Eisai, we and Eisai agreed to the transition to us of ongoing development and manufacturing activities that were being conducted by or on behalf of Eisai.

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

Companion Diagnostics

Roche. In December 2012, Eisai and we entered into an agreement with Roche under which Eisai and we engaged Roche to develop a companion diagnostic to identify patients who possess certain point mutations of EZH2. In October 2013, this agreement was amended to include additional point mutations in EZH2. The $21.5 million of development costs due under the amended agreement with Roche were the responsibility of Eisai until the execution of our amended and restated collaboration and license agreement with Eisai in March 2015, at which time we assumed responsibility for the remaining development costs due under the agreement. In December of 2015, we entered into the second amendment to the companion diagnostic agreement with Roche. We are responsible for the remaining development costs of $15.0 million due under the second amendment as of December 31, 2015.

Under our agreement with Roche, Roche is obligated to use commercially reasonable efforts to develop and to make commercially available the companion diagnostic. Roche has exclusive rights to commercialize the companion diagnostic.

Our agreement with Roche will expire when we are no longer developing or commercializing tazemetostat. We may terminate the agreement by giving Roche 90 days’ written notice if we discontinue development and commercialization of tazemetostat or determine, in conjunction with Roche, that the companion diagnostic is not needed for use with tazemetostat. Either we or Roche may also terminate the agreement in the event of a material breach by the other party, in the event of material changes in circumstances that are contrary to key assumptions specified in the agreement or in the event of specified bankruptcy or similar circumstances. Under specified termination circumstances, Roche may become entitled to specified termination fees.

Intellectual Property

We strive to protect the proprietary compounds and technologies that we believe are important to our business, including seeking and maintaining patent protection intended to cover the composition of matter of our product candidates, their methods of use, related technologies, diagnostics and other inventions. Our patent portfolio is currently comprised of over 50 issued patents and allowed patent applications and over 400 pending patent applications in the major pharmaceutical markets, that we own as well as license from other parties. In addition to patent protection, we also rely on trade secrets and careful monitoring of our proprietary information to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.

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

EZH2. Our EZH2 patent portfolio includes U.S. Patent No. 8,410,088 covering the composition of matter of tazemetostat. This patent issued on April 2, 2013 and is expected to expire in 2032. Our EZH2 portfolio also includes twelve additional U.S. patents and three foreign patents, expected to expire between 2031 and 2034, not including extensions. The claims of these patents cover the composition of matter of EZH2 inhibitor compounds and various methods of their making and use. Patent applications in the same families as these patents are pending in a variety of worldwide jurisdictions, including the United States. The EZH2 program portfolio encompasses more than 30 patent families with pending patent applications relating to compositions of matter and methods of making and use. The patent families in this portfolio are in various stages of prosecution and include patent applications filed in a variety of worldwide jurisdictions, including the United States; Patent Cooperation Treaty (PCT) applications that are eligible for filing in most worldwide jurisdictions, including the United States; and U.S. provisional applications that may be used to establish non-provisional U.S. applications, PCT applications and other national filings worldwide. Our patent applications in the EZH2 portfolio, if issued, would be expected to expire between 2031 and 2036.

DOT1L. Our DOT1L patent portfolio includes U.S. Patent No. 8,580,762 covering the composition of matter of pinometostat. The patent issued on November 12, 2013 and is expected to expire in 2032. Our DOT1L portfolio also includes five additional U.S. patents and eight foreign patents, expected to expire between 2031 and 2034, not including extensions. The DOT1L program portfolio encompasses more than seventeen patent families relating to compositions of matter of DOT1L inhibitor compounds and methods of their making and use. The patent families in this portfolio are in various stages of prosecution and include patent families with applications filed in a variety of worldwide jurisdictions including the United States; PCT applications that are eligible for filing in most worldwide jurisdictions, including the United States. These patents and patent applications are wholly owned by us. Our patent applications in the DOT1L portfolio, if issued, would be expected to expire between 2031 and 2036.

Other Targets. We also have patent portfolios directed to targets other than EZH2 and DOT1L, including the HMT targets PRMT1, PRMT3, CARM1 (PRMT4), PRMT5, PRMT6 and PRMT8. Our patent portfolio has more than 20 patent families directed to various product candidates with applications filed in the United States, PCT applications that are eligible for filing in most worldwide jurisdictions, including the United States, and U.S. provisional applications that may be used to establish non-provisional U.S. applications, PCT applications and other national filings worldwide. Patents issued in these portfolios are expected to expire between 2033 and 2035. In 2015, the U.S. Patent and Trademark Office issued three U.S. patents that cover PRMT5 inhibitors and methods of their making and use. These patents are expected to expire in 2033, not including extensions. In addition, in 2015 five U.S. patents issued covering PRMT1 inhibitors and methods of their making and use. These patents are expected to expire in 2034, not including extensions.

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

UNC In-Licensed Portfolio. In January 2008, we entered into a license agreement with the University of North Carolina at Chapel Hill, or UNC, to discover, develop and commercialize products utilizing specified inventions of UNC. Under the terms of the agreement, we were granted an exclusive, worldwide license under specified patent rights and a non-exclusive worldwide license under specified know-how and biological materials, in each case to discover, develop, manufacture and commercialize pharmaceutical and diagnostic products. The intellectual property we had licensed from UNC did not directly relate to our current product candidates, tazemetostat and pinometostat, and related solely to screening methods and related materials. In March 2016, we terminated this agreement in accordance with its provisions.

Manufacturing

We do not have any manufacturing facilities and currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for preclinical and clinical testing, as well as for commercial manufacture if our product candidates receive marketing approval. Prior to the execution of the amended and restated collaboration and license agreement with Eisai, Eisai manufactured tazemetostat for preclinical and clinical development. Upon execution of the amended and restated collaboration and license agreement, as part of the transition plan, Eisai agreed to sell us its existing inventories and manufacture additional tazemetostat clinical supplies and the active pharmaceutical ingredient, or API. We took receipt of these API and clinical supplies from Eisai during the year ended December 31, 2015. We have entered into clinical supply agreements with two contract manufacturers, one to produce tazemetostat API and one to produce tazemetostat tablets. We intend to identify and qualify additional manufacturers to provide API, tablets and a pediatric formulation as part of our ongoing manufacturing efforts for tazemetostat. To date, we have obtained materials for pinometostat from multiple third party manufacturers.

All of our drug candidates are small molecules and are manufactured in reliable and reproducible synthetic processes from readily available starting materials. The chemistry is amenable to scale up and does not require unusual equipment in the manufacturing process. We expect to continue to develop drug candidates that can be produced cost-effectively at contract manufacturing facilities.

We generally expect to rely on third parties for the manufacture of any companion diagnostics. We are currently collaborating with Roche for a diagnostic for use with tazemetostat, and we expect to rely on Roche for the manufacture of the diagnostic it is developing. We may enter into similar agreements for the manufacture of other companion diagnostics.

Commercialization

We have not yet established a sales, marketing or product distribution infrastructure because our lead candidates are still in early clinical development. We generally expect to retain commercial rights in the United States for our product candidates for which we receive marketing approvals and have done so to date other than for the product candidates under our GSK collaboration and two of the three targets under our Celgene collaboration. We believe that it will be possible for us to access the United States oncology market through a focused, specialized sales force.

Subject to receiving marketing approvals, we expect to commence commercialization activities by building a focused sales and marketing organization in the United States to sell our products. We believe that such an organization will be able to address the community of oncologists who are the key specialists in treating the patient populations for which our product candidates are being developed. Outside the United States, we may choose to enter into distribution and other marketing arrangements with third parties for any of our product candidates that obtain marketing approval, or may choose to commercialize our products in certain markets, depending upon many factors, including the target market size, availability of reimbursement, and our financial resources at the time.

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

There are a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies. Companies that are developing new epigenetic treatments for cancer that target HMTs include GSK, Novartis AG, Pfizer, Inc., Merck & Co., Inc., Daiichi Sankyo Company Limited and Constellation Pharmaceuticals. In addition, many companies are developing cancer therapeutics that work by targeting epigenetic mechanisms other than HMTs, and some including Celgene and Eisai, are now marketing cancer treatments that work by targeting epigenetic mechanisms other than HMTs.

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

Tazemetostat. The most common treatments for DLBCL and FL are chemotherapies, usually combined with the monoclonal antibody Rituxan. While Rituxan and number of other widely used anti-cancer agents are labeled either broadly for NHL or more narrowly for DLBCL or FL, no therapies are approved specifically for the treatment of tumors associated with the oncogenic mutation of EZH2. Although there are no approved therapies for MRT, current treatment for these tumors consists of intensive chemotherapy with or without radiation therapy. A doxorubicin-based chemotherapy regimen is used as front line treatment for patients with synovial sarcoma. MRTO is an aggressive tumor with a poor prognosis that is generally treated with surgery and platinum-based combination chemotherapy at diagnosis. Mesothelioma is typically treated with cisplatin and pemetrexed chemotherapy in the front line setting. There are no established salvage treatments for patients with MRT, synovial sarcoma, MRTO, or mesothelioma who relapse or who are refractory to front line treatment.

Pinometostat. There are no approved therapies specifically indicated for MLL-r. There are, however, currently approved therapies for acute lymphoblastic leukemias, or ALL and acute myeloblastic leukemias, or AML, in general. The current standard of care differs according to the specific lineage of the leukemia. Patients with AML and ALL typically are treated with intensive multi-agent chemotherapy and high risk patients who enter remission and have a matched donor may receive an allogeneic stem cell transplant.

Government Regulation and Product Approval

Government authorities in the United States, at the federal, state and local level, and in other countries and foreign jurisdictions, including the European Union, extensively regulate, among other things, the research, development, testing, manufacture, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, import and export of pharmaceutical products such as those we are developing. The processes for obtaining regulatory approvals in the United States and in foreign countries, along with subsequent compliance with applicable statutes and regulations, require the expenditure of substantial time and financial resources.

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

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice, or GLP, regulations;

•	submission to the FDA of an IND which must become effective before human clinical trials may begin;

•	approval by an independent institutional review board, or IRB, at each clinical site before each trial may be initiated;

•	performance of human clinical trials, including adequate and well-controlled clinical trials, in accordance with good clinical practices, or GCP, to establish the safety and efficacy of the proposed drug product for each indication;

•	submission to the FDA of an NDA;

•	satisfactory completion of an FDA advisory committee review, if applicable;

•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current good manufacturing practices, or cGMP, and to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity, as well as satisfactory completion of an FDA inspection of selected clinical sites to determine GCP compliance;

•	payment of user fees per published PDUFA guidelines for that year;

•	FDA review and approval of the NDA; and

•	compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, and the potential requirement to conduct post-approval studies.

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

Clinical Trials. Clinical trials involve the administration of the investigational new drug to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, an IRB at each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must continue to oversee the clinical trial while it is being conducted. Information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health, or NIH, for public dissemination on the ClinicalTrials.gov website.

Human clinical trials are typically conducted in four sequential phases, which may overlap or be combined. In phase 1, the drug is initially introduced into healthy human subjects or patients with the target disease or condition and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an initial indication of its effectiveness. In phase 2, the drug typically is administered to a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage. In phase 3, the drug is administered to an expanded patient population, generally at geographically dispersed clinical trial sites, in well-controlled clinical trials to generate enough data to statistically evaluate the efficacy and safety of the product for approval, to establish the overall risk-benefit profile of the product and to provide adequate information for the labeling of the product. In phase 4, post-approval studies may be conducted to gain additional experience from the treatment of patients in the intended therapeutic indication.

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur. Phase 1, phase 2, phase 3 and phase 4 clinical trials may not be completed successfully within any specified period, or at all. Furthermore, the FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients.

In general, the FDA accepts foreign safety and efficacy studies that were not conducted under an IND provided that they are well designed, well conducted, performed by qualified investigators, and conducted in accordance with ethical principles acceptable to the world community. The conduct of these studies must meet at least minimum standards for assuring human subject protection. Therefore, for studies submitted in support of an NDA that were conducted outside the United States and not under an IND, the agency requires demonstration that such studies were conducted in accordance with Good Clinical Practices.

Marketing Approval. Assuming successful completion of the required clinical testing, the results of the preclinical and clinical studies, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. In most cases, the submission of an NDA is subject to a substantial application user fee. The application user fee currently exceeds $2.3 million, and the sponsor of an approved NDA is also subject to annual product and establishment user fees, currently exceeding $114,000 per product and $585,000 per establishment for fiscal year 2016. Under the Prescription Drug User Fee

Act, or PDUFA, guidelines that are currently in effect, the FDA has agreed to certain performance goals regarding the timing of its review of an application.

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

The FDA also may require submission of a REMS plan to mitigate any identified or suspected serious risks. The REMS plan could include medication guides, physician communication plans, assessment plans, and elements to assure safe use, such as restricted distribution methods, patient registries or other risk minimization tools.

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

To be eligible for a fast track designation, the FDA must determine, based on the request of a sponsor, that a product is intended to treat a serious or life threatening disease or condition and demonstrates the potential to address an unmet medical need. The FDA will determine that a product will fill an unmet medical need if it will provide a therapy where none exists or provide a therapy that may be potentially superior to existing therapy based on efficacy or safety factors. For fast track products, sponsors may have greater interactions with the FDA regarding drug development and may submit sections of a fast track product’s NDA before the application is complete.

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

The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to an application fee, which exceeds $250,000 for most PMAs.

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

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, as well as the Drug Supply Chain Security Act, or DSCA, which regulate the distribution and tracing of prescription drugs and prescription drug samples at the federal level, and set minimum standards for the regulation of drug distributors by the states. The PDMA, its implementing regulations and state laws limit the distribution of prescription pharmaceutical product samples, and the DSCA imposes requirements to ensure accountability in distribution and to identify and remove counterfeit and other illegitimate products from the market.

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

We may also be subject to data privacy and security regulation by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology and Clinical Health Act, or HITECH, and its implementing regulations, imposes specified requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates,” defined as independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

In addition, federal transparency requirements known as the federal Physician Payments Sunshine Act, under the Patient Protection and Affordable Care Act, as amended by the Health Care Education Reconciliation Act, or the Affordable Care Act, require certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services, within the United States Department of Health and Human Services, information related to payments and other transfers of value made by that entity to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures

To the extent that any of our products are sold in a foreign country, we may be subject to similar foreign laws and regulations, which may include, for instance, applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws, and implementation of corporate compliance programs and reporting of payments or transfers of value to healthcare professionals.

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

The United States and some foreign jurisdictions are considering enacting or have enacted a number of additional legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives, including, most recently, PPACA, which became law in March 2010 and substantially changes the way healthcare is financed by both governmental and private insurers. Among the provisions of the Affordable Care Act of importance to potential drug candidates are:

•	an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs, although this fee would not apply to sales of certain products approved exclusively for orphan indications;

•	expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to certain individuals with income at or below 133% of the federal poverty level, thereby potentially increasing a manufacturer’s Medicaid rebate liability;

•	expanded manufacturers’ rebate liability under the Medicaid Drug Rebate Program by increasing the minimum rebate for both branded and generic drugs and revising the definition of “average manufacturer price,” or AMP, for calculating and reporting Medicaid drug rebates on outpatient prescription drug prices and extending rebate liability to prescriptions for individuals enrolled in Medicare Advantage plans;

•	addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected;

•	expanded the types of entities eligible for the 340B drug discount program;

•	established the Medicare Part D coverage gap discount program by requiring manufacturers to provide a 50% point-of-sale-discount off the negotiated price of applicable brand drugs to eligible beneficiaries during their coverage gap period as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D;

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;

•	the Independent Payment Advisory Board, or IPAB, which has authority to recommend certain changes to the Medicare program to reduce expenditures by the program that could result in reduced payments for prescription drugs. However, the IPAB implementation has been not been clearly defined. PPACA provided that under certain circumstances, IPAB recommendations will become law unless Congress enacts legislation that will achieve the same or greater Medicare cost savings; and

•	established the Center for Medicare and Medicaid Innovation within CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending. Funding has been allocated to support the mission of the Center for Medicare and Medicaid Innovation from 2011 to 2019.

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. For example, in August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2012 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2024 unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Exclusivity and Approval of Competing Products

Patent Term Restoration and Extension. A patent claiming a new drug product may be eligible for a limited patent term extension under the Hatch-Waxman Act, which permits a patent restoration of up to five years for patent term lost during product development and the FDA regulatory review. The restoration period granted is typically one-half the time between the effective date of an IND and the submission date of a NDA, plus the time between the submission date of a NDA and the ultimate approval date. Patent term restoration cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date. Only one patent applicable to an approved drug product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent in question. A patent that covers multiple drugs for which approval is sought can only be extended in connection with one of the approvals. The USPTO reviews and approves the application for any patent term extension or restoration in consultation with the FDA.

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

A 505(b)(2) application applies to a drug for which the investigations made to show whether or not the drug is safe for use and effective in use and relied upon by the applicant for approval of the application “were not conducted by or for the applicant and for which the applicant has not obtained a right of reference or use from the person by or for whom the investigations were conducted.” As with an ANDA, Section 505(b)(2) authorizes the FDA to approve an NDA based on safety and effectiveness data that were not developed by the applicant. 505(b)(2) NDAs generally are submitted for changes to a previously approved drug product, such as a new dosage form or indication.

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

Hatch—Waxman Non-Patent Exclusivity. Market and data exclusivity provisions under the FDCA also can delay the submission or the approval of ANDAs and 505(b)(2) NDAs for competing products. The FDCA provides a five-year period of non-patent data exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the activity of the drug substance. During the exclusivity period, the FDA may not accept for review an ANDA or a 505(b)(2) NDA submitted by another company that contains the previously approved active moiety. However, an ANDA or 505(b)(2) NDA may be submitted after four years if it contains a certification of patent invalidity or non-infringement.

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

We have been granted orphan drug designation in the United States and the European Union for pinometostat, and orphan drug designation in the United States for tazemetostat for the treatment of malignant rhabdoid tumors.

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

European Union Drug Approval Process

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

Clinical Trial Approval in the EU. Pursuant to the currently applicable Clinical Trials Directives, an applicant must obtain approval from the competent national authority of the EU Member State in which the clinical trial is to be conducted. If the clinical trial is conducted in different EU Member States, the competent authorities in each of these EU Member States must provide their approval for the conduct of the clinical trial. Furthermore, the applicant may only start a clinical trial at a specific study site after the competent ethics committee has issued a favorable opinion. In April 2014, the EU adopted a new Clinical Trials Regulation, which is set to replace the current Clinical Trials Directive. The new Clinical Trials Regulation will be directly applicable to and binding in all 28 EU Member States without the need for any national implementing legislation, and will become applicable no earlier than 28 May 2016. Under the new coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial will be required to submit a single application for approval of a clinical trial to a reporting EU Member State (RMS) through an EU Portal. The submission procedure will be the same irrespective of whether the clinical trial is to be conducted in a single EU Member State or in more than one EU Member State. The Clinical Trials Regulation also aims to streamline and simplify the rules on safety reporting for clinical trials.

Marketing Authorization. To obtain marketing approval of a drug under European Union regulatory systems, we may submit marketing authorization applications, or MAAs, either under a centralized or decentralized procedure. The centralized procedure provides for the grant of a single marketing authorization that is valid for all European Union member states. The centralized procedure is compulsory for medicines produced by specified biotechnological processes, products designated as orphan medicinal products, and products with a new active substance indicated for the treatment of specified diseases, and optional for those products that are highly innovative or for which a centralized process is in the interest of patients. Under the centralized procedure in the European Union, the maximum timeframe for the evaluation of an MAA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the Scientific Advice Working Party of the Committee of Medicinal Products for Human Use, or the CHMP. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, defined by three cumulative criteria: the seriousness of the disease, such as heavy disabling or life-threatening diseases, to be treated; the absence or insufficiency of an appropriate alternative therapeutic approach; and anticipation of high therapeutic benefit. In this circumstance, the European Medicines Agency, or EMA, ensures that the opinion of the CHMP is given within 150 days.

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

Data and Market Exclusivity. In the European Union, new chemical entities qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity. This data exclusivity, if granted, prevents regulatory authorities in the European Union from assessing a generic (abbreviated) application for eight years, after which generic marketing authorization can be submitted but not approved for two years. The overall ten-year period will be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. Even if a compound is considered to be a new chemical entity and the sponsor is able to gain the prescribed period of data exclusivity, another company nevertheless could also market another version of the drug if such company can complete a full MAA with a complete human clinical trial database and obtain marketing approval of its product.

Orphan Drug Exclusivity. The EMA grants orphan drug designation to promote the development of products that may offer therapeutic benefits for life-threatening or chronically debilitating conditions affecting not more than five in 10,000 people in the European Union. In addition, orphan drug designation can be granted if the drug is intended for a life threatening, seriously debilitating or serious and chronic condition in the European Union and without incentives it is unlikely that sales of the drug in the European Union would be sufficient to justify developing the drug. Orphan drug designation is only available if there is no other satisfactory method approved in the European Union of diagnosing, preventing or treating the condition, or if such a method exists, the proposed orphan drug will be of significant benefit to patients. Orphan drug designation provides opportunities for free protocol assistance, fee reductions for access to the centralized regulatory procedures before and during the first year after marketing authorization and 10 years of market exclusivity following drug approval. Fee reductions are not limited to the first year after authorization for small and medium enterprises. The exclusivity period may be reduced to six years if the designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity.

Employees

As of March 1, 2016, we had 89 full-time employees, 61 of whom were primarily engaged in research and development activities and 27 of whom have an M.D. or Ph.D. degree.

Executive Officers of the Company

The following table sets forth the name, age and position of each of our executive officers as of March 1, 2016.

Name	Age	Position
Robert B. Bazemore	48	President, Chief Executive Officer and Director
Andrew E. Singer	45	Executive Vice President of Finance and Administration, Chief Financial Officer and Treasurer
Robert A. Copeland, Ph.D.	59	President of Research and Chief Scientific Officer
Peter T.C. Ho, M.D., Ph.D.	54	Chief Development Officer

Robert B. Bazemore has served as a director and our President and Chief Executive Officer since joining us in September 2015. Prior to joining us, from September 2014 to July 2015, Mr. Bazemore, served as the Chief Operating Officer of Synageva BioPharma Corp., a biopharmaceutical company developing therapeutic products for rare disorders. Prior to joining Synageva, Mr. Bazemore served in increasing levels of responsibility at Johnson & Johnson, a healthcare company, including Vice President, Centocor Ortho Biotech Sales & Marketing from 2008 to 2010, President of Janssen Biotech from March 2010 to October 2013 and Vice President of Global Surgery at Ethicon from October 2013 to September 2014. Prior to Johnson & Johnson, Mr. Bazemore worked at Merck & Co., Inc. for eleven years, where he served in a variety of roles in medical affairs, sales and marketing. Mr. Bazemore is the chairman of the board of Pennsylvania Bio, a life sciences industry group. He received a B.S. in biochemistry from the University of Georgia.

Andrew E. Singer has served as our Executive Vice President of Finance and Administration, Chief Financial Officer and Treasurer since February 2015. Prior to joining us, from 2004 to January 2015, Mr. Singer served in increasing levels of responsibility in the Health Care Investment Banking Group at RBC Capital Markets Corporation, or RBC, an investment bank, serving as a Managing Director from 2007 to 2015. Prior to joining RBC, Mr. Singer worked at Petkevitch & Company, co-founded MVC Capital, and worked at Robertson, Stephens & Co, The Shansby Group and The Blackstone Group. Mr. Singer serves on the board of directors of the J.F. Kapnek Trust. Mr. Singer received a B.A. from Yale University and an M.B.A. from Harvard University Graduate School of Business.

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

Our Corporate Information

We were incorporated under the laws of the state of Delaware on November 1, 2007 under the name Epizyme, Inc. Our principal executive offices are located at 400 Technology Square, Cambridge, Massachusetts 02139. Our telephone number is (617) 229-5872, and our website is located at www.epizyme.com. References to our website are inactive textual references only and the content of our website should not be deemed incorporated by reference into this Annual Report on Form 10-K.

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

The discovery of novel epigenetic therapies for cancer patients is an emerging field, and the scientific discoveries that form the basis for our efforts to discover and develop product candidates are relatively new. The scientific evidence to support the feasibility of developing product candidates based on these discoveries is both preliminary and limited. Although epigenetic regulation of gene expression plays an essential role in biological function, few drugs premised on epigenetics have been discovered. Moreover, those drugs based on an epigenetic mechanism that have received marketing approval are in different target classes than HMTs, where our research and development is principally focused. Although preclinical studies suggest that genetic alterations can result in changes to the activity of HMTs, making them oncogenic, to date no company has translated these biological observations into systematic drug discovery that has yielded a drug that has received marketing approval. We believe that we are the first company to conduct a clinical trial of an HMT inhibitor. Therefore, we do not know if our approach of inhibiting HMTs to treat cancer patients will be successful.

We are early in our development efforts and have only two product candidates in clinical trials. All of our other product candidates are still in preclinical development. If we are unable to commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.

We are early in our development efforts and have only two product candidates in clinical trials. All of our other product candidates are still in preclinical development. We have invested substantially all our efforts and financial resources in the identification and preclinical and clinical development of inhibitors of HMTs and other CMPs. Our ability to generate product revenues, which we do not expect will occur for several years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates. The success of our product candidates will depend on several factors, including the following:

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

We may not be successful in our efforts to use and expand our proprietary drug discovery platform to build a pipeline of product candidates.

A key element of our strategy is to use and expand our proprietary drug discovery platform to build a pipeline of small molecule inhibitors of HMT and other CMP targets and progress these product candidates through clinical development for the treatment of a variety of different types of cancer. Although our research and development efforts to date have resulted in a pipeline of programs directed to specific HMT and other CMP targets, we may not be able to develop product candidates that are safe and effective CMP inhibitors. Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify may not be suitable for clinical development, including as a result of being shown to have harmful side effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance. If we do not successfully develop and commercialize product candidates based upon our technological approach, we will not be able to obtain product revenues in future periods, which likely would result in significant harm to our financial position and adversely affect our stock price.

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

Product candidates are subject to continued preclinical safety studies, which may be conducted concurrent with our clinical testing. The outcomes of these safety studies may delay the launch of or enrollment in future clinical studies. For example, in the course of our preclinical safety studies of tazemetostat, we observed the development of lymphoma in Sprague Dawley rats. We informed the relevant international regulatory authorities, the FDA and the clinical investigators of this finding in rats, and discussed the results with the regulatory authorities. In August 2015, the FDA accepted our IND for tazemetostat in patients with INI1-negative tumors or synovial sarcoma, and in December 2015, the FDA accepted our IND for tazemetostat in patients with DLBCL. Expansion of our development of tazemetostat outside of these indications in the United States, including mesothelioma characterized by BAP1 loss-of-function, will require that we submit an IND or that we submit supplemental materials to the FDA and that we address this matter to the satisfaction of the FDA within the context of patient risk-benefit and in view of the safety and efficacy data from our ongoing and completed clinical trials of tazemetostat. If we are unable to adequately address this matter, we may be unable to conduct clinical trials of tazemetostat in patients with other cancers in the United States, our trials may be limited to certain patient populations or our ability to conduct other trials in the United States may be delayed.

Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. For example, the complete responses that were observed in two patients with MLL-r in the fourth dose cohort of the dose escalation portion of our phase 1 clinical trial of pinometostat were not achieved by any other patient treated with pinometostat in the phase 1 clinical trial. We voluntarily ceased patient enrollment into the phase 1 clinical trial in adult patients with MLL-r due to insufficient evidence of efficacy of pinometostat as a monotherapy in the third quarter of 2015. We are continuing to conduct a phase 1 dose escalation trial of pinometostat in pediatric patients with MLL-r. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

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

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside of the United States. In particular, because certain of our products may be focused on specific patient populations, our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate. In addition, some of our competitors have ongoing clinical trials for product candidates that may treat the broader patient populations within which our product candidates are being developed for the treatment of a subset of identifiable cancer patients, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. For instance, our ongoing clinical trials of tazemetostat in adult and pediatric patients with INI1-negative tumors, certain SMARCA4-negative tumors or synovial sarcoma are targeting rare patient populations. As such, these trials may be slow to enroll. In addition, our phase 2 clinical trial of tazemetostat in patients with NHL has two arms targeting patients with EZH2 mutations in their tumors, one in germinal center B-cell, or GCB, DLBCL and one in follicular lymphoma. We believe that patients with these mutations represent only between 15% and 25% of the total GCB DLBCL and follicular lymphoma population in the United States and other major reimbursable markets. As such, these arms of the NHL phase 2 study have been, and are likely to continue to be, slower to enroll than the other three arms of the phase 2 NHL clinical trial.

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

We may develop companion diagnostics for our therapeutic product candidates to identify patients for our clinical trials who have the specific cancers that we are seeking to treat as appropriate and when existing, available technology may not be sufficient to identify those patients. We do not have experience or capabilities in developing or commercializing diagnostics and plan to rely in large part on third parties to perform these functions. For example, we have entered into an agreement with Roche to develop and commercialize a companion diagnostic for use with tazemetostat for NHL patients with EZH2 point mutations. Companion diagnostics are subject to regulation by the FDA and similar regulatory authorities outside of the United States as medical devices and require separate regulatory approval prior to commercialization. If any third parties that we engage to assist us, are unable to successfully develop companion diagnostics that are needed for our therapeutic product candidates, or experience delays in doing so:

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

Since inception, we have incurred significant operating losses. Our net loss was $132.4 million for the year ended December 31, 2015. As of December 31, 2015, we had an accumulated deficit of $243.5 million. To date, we have financed our operations primarily through our collaborations, our public offerings, and private placements of our preferred stock. All of our revenue to date has been collaboration revenue. We have devoted substantially all of our financial resources and efforts to research and development, including clinical and preclinical studies. We are still in the early to middle stages of development of our product candidates, and we have not completed development of any drug candidates. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will continue to increase over the next several years as we:

•	continue our phase 2 clinical trial of tazemetostat for the treatment of patients with NHL, our phase 2 clinical trial of tazemetostat for the treatment of adult patients with certain genetically-defined solid tumors and our phase 1 clinical trial of tazemetostat for the treatment of pediatric patients with certain genetically-defined solid tumors;

•	initiate our planned clinical trials of tazemetostat in combination with R-CHOP in front line elderly patients with DLBCL and in combination with either an anti-PD1 antibody or an anti-PDL1 antibody in patients with relapsed or refractory DLBCL;

•	initiate our planned phase 2 clinical trial of tazemetostat in relapsed or refractory patients with mesothelioma characterized by BAP1 loss-of-function;

•	continue our phase 1 clinical trial of tazemetostat for the treatment of patients with relapsed or refractory NHL or advanced solid tumors and our phase 1 clinical trial of pinometostat in pediatric patients with MLL-r;

•	pay any milestone payments provided for and achieved under the amended and restated collaboration and license agreement with Eisai;

•	conduct research and development for Celgene under our amended and restated collaboration and license agreement;

•	continue the research and development of our other product candidates;

•	seek to discover and develop additional product candidates;

•	seek regulatory approvals for any product candidates that successfully complete clinical trials;

•	ultimately establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any products for which we may obtain regulatory approval;

•	maintain, expand and protect our intellectual property portfolio;

•	hire additional clinical, quality control and scientific personnel; and

•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts.

We expect our use of cash to significantly increase as a result of the amended and restated collaboration and license agreement with Eisai. Upon the execution of the amended and restated collaboration and license agreement, we paid Eisai a $40.0 million upfront payment. We also agreed to pay Eisai up to $20.0 million in clinical development milestone payments, up to $50.0 million in regulatory milestone payments and royalties at a percentage in the mid-teens on worldwide net sales of any EZH2 product, excluding net sales in Japan. In addition, we are responsible for solely funding global development, manufacturing and commercialization costs for EZH2 compounds as well as the remaining development costs of $15.0 million as of December 31, 2015 under the companion diagnostic agreement with Roche. Prior to the amended and restated agreement, Eisai was responsible for solely funding all research, development and commercialization costs for licensed compounds.

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

We expect our expenses to increase in connection with our ongoing activities, particularly since we have assumed responsibility for the funding of the EZH2 program, including our ongoing phase 2 clinical trial of tazemetostat for the treatment of patients with NHL, our ongoing phase 2 clinical trial of tazemetostat for the treatment of adult patients with certain genetically-defined solid tumors and our ongoing phase 1 clinical trial of tazemetostat for the treatment of pediatric patients with certain genetically-defined solid tumors; initiate our planned combination clinical trials of tazemetostat in combination with R-CHOP in front line elderly patients with DLBCL and in combination with either an anti-PD1 antibody or an anti-PDL1 antibody in patients with relapsed or refractory DLBCL; initiate our planned phase 2 study of tazemetostat in relapsed or refractory patients with mesothelioma characterized by BAP1 loss-of-function; continue our phase 1 clinical trial of tazemetostat for the treatment of patients with relapsed or refractory NHL or advanced solid tumors and our phase 1 clinical trial of pinometostat in pediatric patients with MLL-r; pay any milestone payments provided for and achieved under the amended and restated collaboration and license agreement with Eisai; continue research for Celgene under our amended and restated collaboration and license agreement; and continue research and development and initiate additional clinical trials of, and seek regulatory approval for, these product candidates and other product candidates. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on acceptable terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash and cash equivalents as of December 31, 2015 together with the proceeds from our offering of common stock in January 2016, will be sufficient to fund our operating expenses and capital expenditure requirements through at least the end of 2017. We have based these expectations on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Our future capital requirements will depend on many factors, including:

•	our remaining collaboration agreements remaining in effect and our ability to obtain global development co-funding and achieve milestones under these agreements;

•	the progress and results of our ongoing and planned clinical trials of tazemetostat, and our ongoing phase 1 clinical trial of pinometostat in pediatric patients;

•	the number and development requirements of additional indications for tazemetostat, pinometostat and other product candidates that we may pursue, including the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for such product candidates;

•	our ongoing research for Celgene under our amended and restated collaboration and license agreement;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	milestones, option exercise fees, license fees, and other collaboration-based revenues, if any;

•	the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution for any of our product candidates for which we receive marketing approval;

•	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;

•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and

•	the extent to which we acquire or in-license other products and technologies.

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

We commenced active operations in early 2008, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our technology, identifying potential product candidates, undertaking preclinical studies and, beginning in 2012, conducting clinical trials. All but two of our product candidates are still in preclinical development. We are conducting a phase 2 clinical trial of tazemetostat for the treatment of patients with NHL, a phase 2 clinical trial of tazemetostat for the treatment of adult patients with INI1-negative tumors, certain SMARCA4-negative tumors or synovial sarcoma, a phase 1 clinical trial of tazemetostat for the treatment of pediatric patients with INI1-negative tumors, certain SMARCA4-negative tumors or synovial sarcoma, a phase 1 clinical trial of tazemetostat for the treatment of patients with NHL and solid tumors, and a phase 1 clinical trial of pinometostat in pediatric patients with MLL-r. We have not yet demonstrated our ability to successfully complete any clinical trials, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

In the future, we expect to build a focused sales and marketing infrastructure to market some of our product candidates in the United States, and potentially in international markets, if and when they are approved. There are risks involved with establishing our own sales, marketing and distribution capabilities. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. These efforts may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

Specifically, there are a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies. Companies that are developing new epigenetic treatments for cancer that target HMTs, include GSK, Novartis AG, Pfizer, Inc., Merck & Co., Inc., Daiichi Sankyo Company Limited and Constellation Pharmaceuticals. In addition, many companies are developing cancer therapeutics that work by targeting epigenetic mechanisms other than HMTs, and some including Celgene and Eisai, are now marketing cancer treatments that work by targeting epigenetic mechanisms other than HMTs.

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

We currently hold $10.0 million in product liability insurance coverage in the aggregate, with a per incident limit of $10.0 million, which may not be adequate to cover all liabilities that we may incur. We may need to increase our insurance coverage as we expand our clinical trials or if we commence commercialization of our product candidates. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

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

Our existing therapeutic collaborations contain restrictions on our engaging in activities that are the subject of the collaboration with third parties for specified periods of time. For example, under our collaboration agreement with Celgene, subject to specified exceptions, we may not, during the option period, research, develop or commercialize inhibitors directed to DOT1L and the three option targets covered by the agreement outside of the collaboration. These restrictions may have the effect of preventing us from undertaking development and other efforts that may appear to be attractive to us.

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

We currently rely on third party clinical research organizations to conduct our ongoing phase 2 clinical trial of tazemetostat for the treatment of patients with NHL, phase 2 clinical trial of tazemetostat for the treatment of adult patients with certain genetically-defined solid tumors, phase 1 clinical trial of tazemetostat for the treatment of pediatric patients with certain genetically-defined solid tumors, phase 1 clinical trial of tazemetostat for the treatment of patients with NHL and solid tumors and phase 1 clinical trial of pinometostat in pediatric patients with MLL-r, and plan to rely on third party clinical research organizations to conduct our planned clinical trials of tazemetostat in combination with R-CHOP in front line elderly patients with DLBCL and in combination with an anti-PD1 antibody and an anti-PDL1 antibody in patients with relapsed or refractory DLBCL and our planned phase 2 study of tazemetostat in relapsed or refractory patients with mesothelioma characterized by BAP1 loss-of-function. We do not plan to independently conduct clinical trials of our other product candidates. We expect to continue to rely on third parties, such as clinical research organizations, clinical data management organizations, medical institutions and clinical investigators, to conduct our clinical trials. These agreements might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, our product development activities might be delayed.

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

In the United States, the patent term of a patent that covers an FDA-approved drug may also be eligible for patent term extension, which permits patent term restoration as compensation for the patent term lost during the FDA regulatory review process. The Hatch-Waxman Act permits a patent term extension of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. Patent extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended. Similar provisions are available in Europe and other non-United States jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our drug candidates receive FDA approval, we expect to apply for patent term extensions on patents covering those product candidates. We intend to seek patent term extensions for any of our issued patents in any jurisdiction where they are available, however there is no guarantee that the applicable authorities will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions.

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

Risks Related to Regulatory Approval of Our Product Candidates and Other Legal Compliance Matters

Even if we complete the necessary preclinical studies and clinical trials, the marketing approval process is expensive, time-consuming and uncertain and may prevent us from obtaining approvals for the commercialization of some or all of our product candidates. If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to commercialize our product candidates, and our ability to generate revenue will be materially impaired.

Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, export and import are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by the EMA and similar regulatory authorities outside of the United States. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We have not submitted an application for or received marketing approval for any of our product candidates in the United States or in any other jurisdiction.

We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third party CROs to assist us in this process. Securing marketing approval requires the submission of extensive preclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety and efficacy. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use. For example, we voluntarily ceased patient enrollment in our phase 1 clinical trial of pinometostat in adult patients with MLL-r due to insufficient evidence of efficacy with monotherapy treatment. New cancer drugs frequently are indicated only for patient populations that have not responded to an existing therapy or have relapsed.

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

We may not be able to obtain orphan drug exclusivity for our product candidates and, even if we do, that exclusivity may not prevent the FDA or the EMA from approving other competing products.

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States. We have obtained orphan drug designations in the United States and Europe for pinometostat for the treatment of acute lymphoblastic leukemia and acute myeloid leukemia.

Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the EMA or the FDA from approving another marketing application for the same drug for that time period. The applicable period is seven years in the United States and ten years in Europe. The exclusivity period in Europe can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

Even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition. In addition, even after an orphan drug is approved, the FDA can subsequently approve the same drug for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care.

A fast track designation by the FDA may not actually lead to a faster development or regulatory review or approval process.

We intend to seek fast track designation for one or more of our product candidates. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA fast track designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure that the FDA would decide to grant it. Even if we do receive fast track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program.

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

Failure to obtain marketing approval in foreign jurisdictions would prevent our product candidates from being marketed in that jurisdiction.

In order to market and sell our products in the European Union and many other foreign jurisdictions, we or our third party collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside of the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside of the United States, a product must be approved for reimbursement before the product can be approved for sale in that country. We or our third party collaborators may not obtain approvals from regulatory authorities outside of the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside of the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market.

If we are required by the FDA to obtain approval of a companion diagnostic in connection with approval of a candidate therapeutic product, and we do not obtain or there are delays in obtaining FDA approval of a diagnostic device, we will not be able to commercialize the product candidate and our ability to generate revenue will be materially impaired.

In August 2014, the FDA issued final guidance clarifying the requirements that will apply to approval of therapeutic products and in vitro companion diagnostics. According to the guidance, if the FDA determines that a companion diagnostic device is essential to the safe and effective use of a novel therapeutic product or indication, the FDA generally will not approve the therapeutic product or new therapeutic product indication if the companion diagnostic is not also approved or cleared for that indication. Under the Federal Food, Drug, and Cosmetic Act, companion diagnostics are regulated as medical devices, and the FDA has generally required companion diagnostics intended to select the patients who will respond to cancer treatment to obtain Premarket Approval, or a PMA, for the diagnostic. The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA approval is not guaranteed and may take considerable time, and the FDA may ultimately respond to a PMA submission with a “not approvable” determination based on deficiencies in the application and require additional clinical trial or other data that may be expensive and time-consuming to generate and that can substantially delay approval. As a result, if we are required by the FDA to obtain approval of a companion diagnostic for a candidate therapeutic product, and we do not obtain or there are delays in obtaining FDA approval of a diagnostic device, we may not be able to commercialize the product candidate on a timely basis or at all and our ability to generate revenue will be materially impaired.

Any product candidate for which we obtain marketing approval could be subject to post-marketing restrictions or withdrawal from the market and we may be subject to substantial penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, when and if any of them are approved.

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

The FDA may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product. The FDA and other agencies, including the Department of Justice, or the DOJ, closely regulate and monitor the post-approval marketing and promotion of drugs to ensure they are marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA and DOJ imposes stringent restrictions on manufacturers’ communications regarding off-label use, and if we do not market our products for their approved indications, we may be subject to enforcement action for off-label marketing. Violations of the Federal Food, Drug, and Cosmetic Act and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription drugs may lead to investigations and enforcement actions alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws.

In addition, later discovery of previously unknown adverse events or other problems with our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

•	restrictions on such products, manufacturers or manufacturing processes;

•	restrictions on the labeling or marketing of a product;

•	restrictions on product distribution or use;

•	requirements to conduct post-marketing studies or clinical trials;

•	warning letters or untitled letters;

•	withdrawal of the products from the market;

•	refusal to approve pending applications or supplements to approved applications that we submit;

•	recall of products;

•	fines, restitution or disgorgement of profits or revenues;

•	suspension or withdrawal of marketing approvals;

•	damage to relationships with any potential collaborators;

•	unfavorable press coverage and damage to our reputation;

•	refusal to permit the import or export of our products;

•	product seizure;

•	injunctions or the imposition of civil or criminal penalties; or

•	litigation involving patients using our products.

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

Our relationships with healthcare providers, physicians and third party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which, in the event of a violation, could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, physicians and third party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with healthcare providers, physicians and third party payors may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

•	the federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation or arranging of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid;

•	the federal False Claims Act imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, false or fraudulent claims for payment by a federal healthcare program or making a false statement or record material to payment of a false claim or avoiding, decreasing or concealing an obligation to pay money to the federal government, with potential liability including mandatory treble damages and significant per-claim penalties, currently set at $5,500 to $11,000 per false claim;

•	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

•	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•	the federal Physician Payments Sunshine Act requires applicable manufacturers of covered drugs to report payments and other transfers of value to physicians and teaching hospitals; and

•	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws and transparency statutes, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third party payors, including private insurers.

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

Among the provisions of the PPACA of importance to our potential product candidates are the following:

•	an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents;

•	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;

•	expansion of healthcare fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, new government investigative powers, and enhanced penalties for noncompliance;

•	a Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices;

•	extension of manufacturers’ Medicaid rebate liability;

•	expansion of eligibility criteria for Medicaid programs;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

•	requirements to report financial arrangements with physicians and teaching hospitals;

•	a requirement to annually report drug samples that manufacturers and distributors provide to physicians; and

•	a Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

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

Our employees may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements, which could cause significant liability for us and harm our reputation.

We are exposed to the risk of employee fraud or other misconduct, including intentional failures to comply with FDA regulations or similar regulations of comparable foreign regulatory authorities, provide accurate information to the FDA or comparable foreign regulatory authorities, comply with manufacturing standards we have established, comply with federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable foreign regulatory authorities, report financial information or data accurately or disclose unauthorized activities to us. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws, standards or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions.

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

Risks Related to Our Common Stock

Our executive officers and directors and their affiliates, if they choose to act together, may have the ability to significantly influence all matters submitted to stockholders for approval.

As of March 1, 2016, our executive officers and directors and their affiliates beneficially own, in the aggregate, shares representing approximately 32% of our common stock. As a result, if these stockholders were to choose to act together, may be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Our stock price has been and may in the future be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. From October 1, 2014 until March 1, 2016, the sale price of our common stock as reported on the NASDAQ Global Market ranged from a high of $30.26 to a low of $8.27. The market price for our common stock may be influenced by many factors, including:

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

Our management has broad discretion to use our cash and cash equivalents, to fund our operations and could spend these funds in ways that do not improve our results of operations or enhance the value of our common stock. The failure by our management to apply these funds effectively could result in financial losses that could have a material adverse effect on our business, cause the price of our common stock to decline and delay the development of our product candidates. Pending their use to fund operations, we may invest our cash and cash equivalents in a manner that does not produce income or that loses value.

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

Our headquarters are located in Cambridge, Massachusetts, where we occupy approximately 42,500 square feet of office and laboratory space. The term of the Cambridge lease expires November 30, 2017. In addition, we occupy approximately 4,000 square feet of office space in Durham, North Carolina. The term of the Durham lease expires on July 31, 2017.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Market under the symbol “EPZM.” Trading of our common stock commenced on May 31, 2013, following the completion of our initial public offering. The following table sets forth the high and low sale prices per share of our common stock, as reported on the NASDAQ Global Market, for the periods indicated:

	Market Price
	High	Low
Year ended December 31, 2015:
Fourth quarter	$18.29	$11.26
Third quarter	$25.25	$12.00
Second quarter	$28.48	$15.51
First quarter	$25.48	$16.63
Year ended December 31, 2014:
Fourth quarter	$30.26	$16.51
Third quarter	$40.98	$25.10
Second quarter	$31.35	$18.75
First quarter	$41.23	$19.76

As of March 1, 2016, the number of holders of record of our common stock was 21. This number does not include beneficial owners whose shares are held in street name.

Dividends

We have never declared or paid cash dividends on our capital stock. We intend to retain all of our future earnings, if any, to finance the growth and development of our business. We do not intend to pay cash dividends to our stockholders in the foreseeable future.

Stock Performance Graph

The following graph shows a comparison from May 31, 2013, the first date that shares of our common stock were publicly traded, through December 31, 2015 of the cumulative total return on an assumed investment of $100.00 in cash in our common stock, the NASDAQ Composite Index and the NASDAQ Biotechnology Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and NASDAQ Biotechnology Index assume reinvestment of dividends.

The performance graph in this Item 5 is not deemed to be “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to the liabilities under that Section, and shall not be deemed incorporated by reference into any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate it by reference into such a filing.

Item 6. Selected Financial Data

The following selected financial data has been derived from our consolidated financial statements. The information set forth below should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and with our consolidated financial statements and notes thereto included elsewhere in this document.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Collaboration revenue	$2,560	$41,411	$68,482	$45,222	$6,944
Operating expenses:
Research and development	111,209	75,595	57,567	38,482	22,911
General and administrative	23,900	20,866	14,042	7,508	5,000

Total operating expenses	135,109	96,461	71,609	45,990	27,911

Operating loss	(132,549)	(55,050)	(3,127)	(768)	(20,967)

Other income (expense), net	173	154	(7)	67	10
Income tax expense	—	109	349	1	—

Net loss	$(132,376)	$(55,005)	$(3,483)	$(702)	$(20,957)

Accretion of redeemable convertible preferred stock to redemption value	—	—	264	486	45

Loss allocable to common stockholders	$(132,376)	$(55,005)	$(3,747)	$(1,188)	$(21,002)

Basic and diluted loss per share allocable to common stockholders	$(3.32)	$(1.67)	$(0.22)	$(0.72)	$(14.65)
Basic and diluted weighted average shares outstanding	39,839	33,027	17,049	1,645	1,434

	As of December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$208,323	$190,095	$123,564	$97,981	$33,341
Total assets	217,903	199,203	162,988	103,511	37,360
Deferred revenue	30,709	23,151	46,872	69,445	29,817
Redeemable convertible preferred stock	—	—	—	76,156	53,747
Total stockholders’ equity (deficit)	169,532	160,282	104,313	(51,126)	(50,644)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements included in this Annual Report on Form 10-K, which have been prepared by us in accordance with accounting principles generally accepted in the United States, or GAAP, and with Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended. This discussion and analysis should be read in conjunction with these consolidated financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in Part I, Item 1A. Risk Factors of this Annual Report on Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

We are a clinical stage biopharmaceutical company that discovers, develops and plans to commercialize novel epigenetic therapies for cancer patients. Our lead product candidate, tazemetostat, is a potent and selective inhibitor of the EZH2 HMT, an enzyme that plays an important role in various cancers. In our ongoing phase 1 clinical trial of tazemetostat in patients with relapsed or refractory non-Hodgkin lymphoma, or NHL, or in patients with advanced solid tumors, tazemetostat has shown meaningful clinical activity as a monotherapy, with an acceptable safety profile. We are currently evaluating tazemetostat in two phase 2 studies in adults and one phase 1 study in children. In addition, in mid-2016, we plan to initiate clinical trials of tazemetostat in combination with other therapies being used or investigated for the treatment of NHL. The first of these studies will test tazemetostat in combination with R-CHOP, the standard of care front-line combination treatment for diffuse large B-cell lymphoma, or DLBCL in front line elderly patients with DLBCL. We plan to initiate this study in the second quarter of 2016. The second of these studies will be conducted in patients with relapsed or refractory DLBCL, and will test tazemetostat in combination with either an anti-PD1 antibody or anti-PDL1 antibody, which represent an important emerging class of biologic therapies and therapeutic candidates that enhance the body’s immune response to cancer. We plan to enter into an arrangement with a collaboration partner for this study in the second quarter of 2016 and to initiate this study in mid-2016. In addition, we plan to initiate a phase 2 study of tazemetostat in patients with mesothelioma characterized by loss-of-function of BAP1, an enzyme involved in EZH2 regulation, in the third quarter of 2016. We are continuing to explore in preclinical testing other tumor types that may be sensitive to tazemetostat. We have entered into an agreement with Roche for the development of a companion diagnostic for use with tazemetostat to identify NHL patients with EZH2 point mutations.

We own the global development and commercialization rights to tazemetostat outside of Japan. Eisai Co. Ltd, or Eisai, holds the rights to develop and commercialize tazemetostat in Japan, and holds a limited right of first negotiation for the rest of Asia.

We have several additional programs in development, including a clinical program of pinometostat, an inhibitor of the DOT1L HMT, for the treatment of children with MLL-r, an acute leukemia with genetic alterations of the MLL gene. Under our collaboration with Celgene, we own commercialization rights to pinometostat in the United States and Celgene owns commercialization rights to pinometostat outside the United States. Along with Celgene, we are also investigating in preclinical studies combinations of pinometostat with other targeted therapies for the treatment of adults with MLL-r.

We have additional small molecule HMT inhibitors that are being developed under our collaborations with Glaxo Group Limited (an affiliate of GlaxoSmithKline), or GSK, and Celgene. Under our collaboration with GSK, GSK is developing small molecule inhibitors against three novel HMT targets including PRMT5. We discovered these HMT inhibitors using our proprietary drug discovery platform and successfully delivered them to GSK under the collaboration. GSK has worldwide rights to the inhibitors of these three HMT targets. Under our collaboration with Celgene, we are developing small molecule inhibitors directed to three other HMT targets, in addition to pinometostat. We are responsible for all preclinical discovery work as well as phase 1 clinical development for all three targets. Celgene has the option to license worldwide rights to inhibitors directed at two of the three targets, and the option to license ex-U.S. rights to inhibitors directed to the third target. We retain the rights to develop and commercialize inhibitors of the third target in the United States.

Beyond our two clinical stage programs and the partnered programs with GSK and Celgene, we have also identified five novel epigenetic targets for which we are developing small molecule inhibitors in preclinical drug discovery. We own the global development and commercialization rights to these programs. All of our novel targets have been identified internally using our proprietary drug discovery platform, and all of our small molecule inhibitors have been discovered internally.

We commenced active operations in early 2008, and since inception, have incurred significant operating losses. As of December 31, 2015, our accumulated deficit totaled $243.5 million. As a clinical stage company, we expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect our expenses to increase in connection with our ongoing activities, including as we execute on the following clinical development plans for tazemetostat:

•	Continue to enroll adult patients into all arms of our ongoing international, registration-supporting five-arm phase 2 study in up to 150 patients with NHL, present interim data from the study at a medical conference in mid-2016 and present a second interim analysis at a medical conference in late 2016;

•	Continue to enroll adult patients into all arms of our ongoing international, registration-supporting phase 2 three-arm study in up to 90 patients with certain genetically-defined solid tumors, and present interim data from the study at a medical conference in late 2016;

•	Continue to enroll pediatric patients into our ongoing international phase 1 dose escalation and dose expansion study in approximately 40 patients with certain genetically-defined solid tumors;

•	Present data from the food effect and drug-drug interaction clinical pharmacology sub-studies of the ongoing phase 1 study in relapsed or refractory NHL or advanced solid tumors at a medical conference in the first half of 2016 and present final data from the phase 1 study in the second half of 2016;

•	Initiate a phase 1b/2 study in combination with R-CHOP in front line elderly patients with DLBCL in the first half of 2016;

•	Enter into an arrangement with a collaboration partner for a phase 1b study in combination with either an anti-PD1 antibody or an anti-PDL1 antibody in patients with relapsed or refractory DLBCL in the second quarter of 2016 and initiate this study in mid-2016; and

•	Initiate a phase 2 study in relapsed or refractory patients with mesothelioma characterized by BAP1 loss-of-function by the third quarter of 2016.

Since our inception and through December 31, 2015, we have raised an aggregate of $592.1 million to fund our operations, of which $201.6 million was non-equity funding through our collaboration agreements, $314.5 million was from the sale of common stock in our public offerings and $76.0 million was from the sale of redeemable convertible preferred stock. As of December 31, 2015, we had $208.3 million in cash and cash equivalents. In addition, in January 2016, we raised an additional $130.1 million of net proceeds after underwriting discounts and commissions, but before direct and incremental costs of the offering, upon the sale of 15.3 million shares of our common stock in a public offering.

Collaborations

Refer to Item. 1, Collaborations and Note 9, Collaborations, of the notes to our consolidated financial statements in Item 15 of this Annual Report on Form 10-K for a description of the key terms of our arrangements with Eisai, Celgene and GSK, as well as the related accounting and revenue recognition considerations.

Results of Operations for the Years Ended December 31, 2015, 2014 and 2013

Collaboration Revenue

The following is a comparison of collaboration revenue for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
	(In millions)
Collaboration revenue	$2.6	$41.4	$68.5

Our revenue consists of collaboration revenue, including amounts recognized from deferred revenue related to upfront payments for licenses or options to obtain licenses in the future, research and development services revenue earned and milestone payments earned under collaboration and license agreements with our collaboration partners.

The following table summarizes our collaboration revenue, by partner, for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
	(in millions)
Collaboration Partner
Celgene
Upfront revenue:	$1.1	$9.6	$12.8
Milestone revenue:	—	—	25.0
GSK
Upfront revenue:	1.0	11.5	9.9
Milestone revenue:	—	3.0	4.0
Research and development revenue:	0.4	11.0	2.5
Eisai
Upfront revenue:	—	1.6	1.6
Milestone revenue:	—	—	6.0
Research and development revenue:	—	4.7	6.7
Other	0.1	—	—

	$2.6	$41.4	$68.5

Collaboration revenues for the year ended December 31, 2015 decreased $38.8 million as compared to the year ended December 31, 2014, primarily as a result of the completion of a significant portion of our performance obligations under our collaborations during 2014 and achievement of a $3.0 million milestone under our agreement with GSK during 2014.

Collaboration revenue decreased $27.1 million in the year ended December 31, 2014 as compared to 2013, primarily as a result of $35.0 million of milestone payments recognized in 2013 related to the Celgene, GSK and Eisai collaborations, partially offset by higher research revenues associated with the GSK agreement in 2014. In 2013, we recognized milestone revenue of $25.0 million from Celgene related to achieving a proof of concept milestone for pinometostat, $4.0 million for achievement of two preclinical milestones with GSK and $6.0 million from Eisai for achieving a clinical milestone related to the development of tazemetostat.

As of December 31, 2015, all of our deferred revenue related to our Celgene collaboration. The recognition of deferred revenue under the amended and restated Celgene agreement is largely dependent on the future development of the non-pinometostat targets that are subject to the collaboration, as $28.8 million of the $30.7 million of total deferred revenue as of December 31, 2015 relates to the non-pinometostat targets. We do not expect to recognize any of the remaining $28.8 million of deferred revenue as of December 31, 2015 related to the three non-pinometostat targets for the next several years, unless or until Celgene exercises their option rights with respect to those targets or those option rights lapse. We expect to recognize $1.9 million of deferred revenue related to the Celgene agreement through December 31, 2016, as we provide the remaining research and development services related to the pinometostat phase 1 clinical trials.

Since we have no further performance obligations under the GSK collaboration, future revenues will relate to any milestone payments and royalties received under the agreement, if any. In addition, following the execution of the amended and restated collaboration and license agreement with Eisai, we do not expect to recognize any further amounts from Eisai, except for potential royalties on EZH2 product sales in Japan that we may receive in the future.

Research and Development

The following is a comparison of research and development expenses for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
	(In millions)
Research and development	$111.2	$75.6	$57.6

Research and development expenses consist of expenses incurred in performing research and development activities, including clinical trial and related clinical manufacturing expenses, fees paid to third party clinical research organizations, or CROs, compensation and benefits for full-time research and development employees, facilities expenses, overhead expenses, and other outside expenses. As we advance our product platform, we are conducting research on several prioritized HMT targets. Our research and development team is organized such that the strategy, design, management and evaluation of results of all of our research and development plans is accomplished internally while some of our research and development activities are executed using our multinational network of CROs. In the early phases of development, our research and development costs are often devoted to enhancing our product platform and are not necessarily allocable to specific targets. In circumstances where our collaboration and license agreements provide for equally co-funded global development under joint risk sharing collaborations, amounts received from collaboration partners for such co-funding are recorded as a reduction to research and development expense.

Most of our research and development costs are external costs, which we track on a program-by-program basis. Our internal research and development costs are primarily compensation expenses for our full-time research and development employees, including stock-based compensation expense. By employing a multinational network of CROs, our employees are able to dedicate significant amounts of their time to the expansion and development of our product platform while managing the research performed by our CROs.

In the first quarter of 2015, research and development expenses included the $40.0 million upfront payment to Eisai in connection with our amended and restated collaboration and license agreement under which we reacquired worldwide rights, excluding Japan, to our EZH2 program, including tazemetostat.

The following table illustrates the components of our research and development expenses:

	Year Ended December 31,
Product Program (phase as of the latest period end)	2015	2014	2013
	(In millions)
External research and development expenses:
Tazemetostat (phase 1/2) and related EZH2 programs	$63.1	$3.8	$3.9
Pinometostat (phase 1) and related DOT1L programs	5.3	15.2	13.3
Discovery and preclinical stage product programs, collectively	16.3	31.5	22.4
Internal research and development expenses	26.5	25.1	18.0

Total research and development expenses	$111.2	$75.6	$57.6

During the year ended December 31, 2015 total research and development expenses increased by $35.6 million, primarily due to the $40.0 million upfront payment that we made to Eisai to reacquire the worldwide rights, excluding Japan, to the EZH2 program, including tazemetostat, and the related costs to accelerate the development of tazemetostat. These cost increases were partially offset by reduced spending on pinometostat and related DOT1L programs and on our discovery and preclinical programs. During the year ended December 31, 2014, total research and development expenses increased by $18.0 million, compared to 2013, primarily due to the expansion of our product platform and the advancement of our preclinical pipeline programs.

External research and development expenses for tazemetostat during 2015 include the costs associated with our reacquisition of worldwide rights, excluding Japan, to the EZH2 program, including tazemetostat, from Eisai during the first quarter of 2015. We are now solely responsible for funding the development, manufacturing, and commercialization costs for EZH2 compounds outside of Japan, including tazemetostat. Accordingly, external research and development expenses for tazemetostat for 2015 include phase 1/2 clinical trial costs, discovery and preclinical research in support of the tazemetostat program, expenses associated with our companion diagnostic program, and external manufacturing costs related to the acquisition of active pharmaceutical ingredient and manufacturing of clinical drug supply. In 2014 and 2013, external research and development expenses of $3.8 million and $3.9 million for tazemetostat related to the phase 1 clinical trial costs and exploratory research costs incurred pursuant to our original agreement with Eisai.

External research and development expenses for pinometostat for the year ended December 31, 2015 decreased by $9.9 million compared to the year ended December 31, 2014. The decline in program spending in 2015 reflects reduced enrollment in the pinometostat adult and pediatric clinical trials and the associated reduction in costs to support the preclinical and research programs. We ceased enrollment in our pinometostat adult phase 1 clinical trial in the third quarter of 2015. During the year ended December 31, 2014, external research and development expenses for pinometostat and related DOT1L programs increased by $1.9 million to $15.2 million, due to the advancement of the pinometostat phase 1 clinical trial. Research and development expenses for pinometostat for the years ended December 31, 2015, 2014 and 2013 are net of $1.1 million, $3.9 million and $1.9 million, respectively, of global development co-funding from Celgene.

External research and development expenses for discovery and preclinical stage product programs decreased by $15.2 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. This decrease reflects our reallocation of resources to support the expansion of the tazemetostat programs and our reprioritization of our discovery and preclinical development programs. External research and development expenses for discovery and preclinical stage product programs, including the three target programs partnered with GSK, increased $9.1 million to $31.5 million in 2014 compared to 2013. This increase reflects our advancement of the research and development of these programs.

Internal research and development expenses increased by $1.4 million for the year ended December 31, 2015 compared to the year ended December 31, 2014 and $7.1 million for the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase in 2015 resulted from the expansion of our internal clinical development team to support ongoing and new clinical programs and evaluations of tazemetostat, drug manufacturing, and regulatory filings following the reacquisition of tazemetostat from Eisai. Internal research and development costs increased in 2014 as compared to 2013 due to an increase in research headcount and related compensation costs.

After adjusting for the in-process research and development payment made to Eisai of $40.0 million that is included as a component of research and development expense for the year ended December 31, 2015, we expect that research and development expenses will increase in 2016, when compared to 2015. The expected increase is primarily driven by the costs of our ongoing and planned clinical trials, including our five-arm phase 2 study in NHL, our phase 2 study in certain genetically-defined solid tumors, our phase 1 dose escalation and dose expansion study of pediatric patients with certain genetically-defined solid tumors, our planned phase 1b/2 mesothelioma study and our planned NHL combination studies. In addition, discovery and preclinical research costs are expected to increase as we continue the research effort for our partnered targets and expand research efforts on our novel epigenetic targets.

General and Administrative

The following is a comparison of general and administrative expenses for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
	(In millions)
General and administrative	$23.9	$20.9	$14.0

General and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation, related to our executive, finance, intellectual property, business development and support functions. Other general and administrative expenses include allocated facility-related costs not otherwise included in research and development expenses, travel expenses and professional fees for auditing, tax and legal services, including intellectual property and related legal services.

For the year ended December 31, 2015, our general and administrative expenses increased by $3.0 million, or 14%, compared to the year ended December 31, 2014, primarily related to additional intellectual property and related legal costs and compensation-related expenses.

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

We expect that general and administrative expenses will be relatively consistent in 2016, as compared to 2015.

Other Income (Expense), Net

Other income (expense), net consists of interest income earned on our cash equivalents, offset by interest and other expense. Other income, net recorded in the year ended December 31, 2015 primarily reflects interest income earned on our cash equivalents and other income recorded from a tax incentive award received in 2013, which is amortized to other income over the 4 year life of the award, partially offset by interest expense related to our computer software capital lease. Other income, net recorded in the year ended December 31, 2014 primarily reflects interest income earned on our cash equivalents and other income recorded from a tax incentive award received in 2013. Other expense, net recorded in the year ended December 31, 2013 primarily reflects the recognition of interest expense on a contract termination obligation that we incurred in the second quarter of 2012 and paid in full in the second quarter of 2013.

Income Tax Expense

We maintain a full valuation allowance against our deferred tax assets and therefore did not recognize an income tax benefit for the year ended December 31, 2015. Income tax expense for the year ended December 31, 2014 reflects adjustments identified in 2014 related to the year ended December 31, 2013 in the course of preparing the 2013 income tax returns. Income tax expense for the year ended December 31, 2013 consisted primarily of current federal tax expense, as we were able to utilize all of our federal and state net operating loss carryforwards to offset the majority of our taxable income for the year.

Liquidity and Capital Resources

Through December 31, 2015, we have raised an aggregate of $592.1 million to fund our operations, of which $201.6 million was non-equity funding through our collaboration agreements, $314.5 million was from the sale of common stock in our public offerings and $76.0 million was from the sale of redeemable convertible preferred stock. As of December 31, 2015, we had $208.3 million in cash and cash equivalents. In addition, in January 2016, we raised an additional $130.1 million of net proceeds after underwriting discounts and commissions, but before direct and incremental costs of the offering, upon the sale of 15,333,334 shares of our common stock in a public offering. As this event occurred in fiscal 2016, it is not reflected in our December 31, 2015 cash and cash equivalent balances.

In addition to our existing cash and cash equivalents, we may receive research and development co-funding and are eligible to earn a significant amount of license and milestone payments under our collaboration agreements. Our ability to earn these payments and the timing of earning these payments is dependent upon the outcome of our research and development activities and is uncertain at this time.

Funding Requirements

Our primary uses of capital are, and we expect will continue to be, clinical trial costs, third party research and development services, compensation and related expenses, laboratory and related supplies, our potential future milestone payment obligations to Eisai and Roche under the amended Eisai collaboration agreement and Roche companion diagnostic agreement, legal and other regulatory expenses and general overhead costs.

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

Outlook

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash and cash equivalents as of December 31, 2015 together with the proceeds from our offering of common stock in January 2016, will be sufficient to fund our operating expenses and capital expenditure requirements through at least the end of 2017, without giving effect to any potential option exercise fees or milestone payments we may receive under our collaboration agreements. We have based this estimate on assumptions that may prove to be wrong, particularly as the process of testing drug candidates in clinical trials is costly and the timing of progress in these trials is uncertain. As a result, we could use our capital resources sooner than we expect.

Cash Flows

The following is a summary of cash flows for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
	(In millions)
Net cash used in operating activities	$(72.9)	$(35.4)	$(53.7)
Net cash used in investing activities	(40.2)	(2.2)	(0.6)
Net cash provided by financing activities	131.3	104.1	79.9

Net Cash Used in Operating Activities

Net cash used in operating activities was $72.9 million during the year ended December 31, 2015 compared to $35.4 million during the year ended December 31, 2014.

The increase in net cash used in operating activities for the year ended December 31, 2015 primarily resulted from higher non-equity cash receipts from our collaborations of $53.2 million in 2014 compared to $10.0 million in 2015. Net cash used in operating activities for fiscal year 2015 primarily relates to our net loss of $132.4 million less the impact of the $40.0 million upfront payment made to Eisai upon the execution of our amended and restated collaboration and license agreement in March 2015, which is classified as an investing activity in the consolidated statement of cash flows, the $10.0 million payment from Celgene as part of the July 2015 amended and restated agreement and non-cash stock based compensation and depreciation, which increased $3.7 million to $11.3 million compared to fiscal 2014.

Net cash used in operating activities was $35.4 million during the year ended December 31, 2014 compared to $53.7 million during the year ended December 31, 2013. The decrease in net cash used in operating activities reflects the receipt in 2014 of $53.2 million in non-equity funding under our collaborations, including $32.0 million in milestone payments, $3.0 million in upfront payments and $18.2 million in research reimbursements, as compared to the receipt in 2013 of $16.0 million in non-equity funding under our collaborations, offset by increased spend in our research and development and general and administrative activities during the year ended December 31, 2014 compared to the year ended December 31, 2013.

Net Cash Used in Investing Activities

Net cash used in investing activities during the year ended December 31, 2015, reflects the $40.0 million upfront payment made to Eisai upon the execution of our amended and restated collaboration and license agreement, under which we reacquired worldwide rights, excluding Japan, to tazemetostat, as well as purchases of property and equipment. Net cash used in investing activities for 2014 and 2013 related solely to the purchase of property and equipment. Purchases of property and equipment in 2014 consisted principally of purchases to support expansion of and improvements in our technology infrastructure, whereas property and equipment purchases in 2013 were primarily maintenance capital.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $131.3 million during the year ended December 31, 2015 primarily reflects net cash received from our March 2015 public offering of our common stock of $130.3 million as well as cash received from stock option exercises and the purchase of shares under our employee stock purchase plan. This amount was offset in part by the payment of $0.4 million of principal on our capital lease obligation during fiscal 2015.

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

Contractual Obligations and Contingent Liabilities

The following summarizes our significant contractual obligations as of December 31, 2015:

Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(In thousands)
Real estate leases (1)	$5,539	$2,857	$2,682	$—	$—
Capital leases (2)	1,441	665	776	—	—

Total obligations	$6,980	$3,522	$3,458	$—	$—

(1)	Real Estate Leases. Real estate leases represent future minimum lease payments under non-cancelable operating leases in effect as of December 31, 2015.
(2)	Capital leases relate to lease of computer hardware and related equipment. The minimum lease payments above do not include common area maintenance charges or real estate taxes to the extent applicable.

The contractual obligations table does not include the remaining $15.0 million of development costs payable to Roche, expected to be paid through 2019, under the second amendment to the companion diagnostic agreement, as of December 31, 2015, as the exact periods in which such payments will be made are not certain. In addition, the contractual obligations table does not include potential future milestones or royalties that we may be required to make under license and collaboration agreements, including potential future milestones or royalties payable to Eisai under the amended collaboration and license agreement, due to the uncertainty of the occurrence of the events requiring payment under these agreements.

We enter into contracts in the normal course of business with CROs for clinical and preclinical research studies, external manufacturers for product for use in our clinical trials, and other research supplies and other services as part of our operations. These contracts generally provide for termination on notice, and therefore are cancelable contracts and not included in the table of contractual obligations and commitments.

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

Stock-Based Compensation

We issue stock-based compensation awards to employees, including stock options and restricted stock, and offer an employee stock purchase plan. We measure stock-based compensation expense related to these awards based on the fair value of the award on the date of grant and recognize stock-based compensation expense, less estimated forfeitures, on a straight-line basis over the requisite service period of the awards, which generally equals the vesting period. We have selected the Black-Scholes option pricing model to determine the fair value of stock option awards which requires the input of various assumptions that require management to apply judgment and make assumptions and estimates, including:

•	the expected life of the stock option award, which we calculate using the simplified method as we have insufficient historical information regarding our stock options to provide a basis for estimate;

•	the expected volatility of the underlying common stock, which we estimate using a blended approach encompassing our historical experience and the historical volatility of a peer group of comparable publicly traded companies with product candidates in similar stages of development;

•	the expected risk-free interest rate based on the U.S. Treasury zero coupon rate with a remaining term approximating the expected term; and

•	the expected dividend yield of zero.

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

Acquired In-Process Research and Development

The Company records upfront payments that relate to the acquisition of a development-stage product candidate as research and development expense in the period in which they are incurred, provided that the acquired development-stage product candidate did not also include processes or activities that would constitute a business, the product candidate has not achieved regulatory approval for marketing and, absent obtaining such approval, has no alternative future use. In the first quarter of 2015, the Company accounted for the upfront payment paid to Eisai in connection with the amended and restated collaboration and license agreement, pursuant to which the Company reacquired the worldwide rights, excluding Japan, to tazemetostat, as an acquisition of in-process research and development

Research and Development Expenses

Research and development expenses consist of expenses incurred in performing research and development activities, including compensation and benefits, facilities expenses, overhead expenses, clinical trial and related clinical manufacturing expenses, fees paid to clinical research organizations and other outside expenses. Research and development costs are expensed as incurred if no planned alternative future use exists for the technology and if the payment is not payment for future services. The Company defers and capitalizes its nonrefundable advance payments that are for research and development activities until the related goods are delivered or the related services are performed. In circumstances where the Company’s collaboration and license agreements provide for equally co-funded global development under joint risk sharing collaborations, amounts received from collaboration partners for such co-funding are recorded as a reduction to research and development expense.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, Revenue From Contracts With Customers. ASU 2014-09 amends Accounting Standards Codification, or ASC, 605, Revenue Recognition, by outlining a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU 2014-09 will be effective for us for interim and annual periods beginning after December 15, 2017. We are evaluating the impact that this ASU may have on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 amends ASC 205-40, Presentation of Financial Statements—Going Concern, by providing guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements, including requiring management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements and providing certain disclosures if there is substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 will be effective for us for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. The adoption of this standard may affect our disclosures in future periods.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”, which simplifies the presentation of deferred income taxes. This ASU requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position. The standard is effective for public companies for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted for any interim and annual financial statements that have not yet been issued. We early adopted ASU 2015-17 effective December 31, 2015, on a prospective basis. Because we are in a full valuation allowance, the adoption of this standard did not impact the presentation of our consolidated financial statements as of December 31, 2015. No prior periods were retrospectively adjusted.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2015, we had cash equivalents of $197.0 million consisting of interest-bearing money market accounts and prime money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of these investments, an immediate 100 basis point change in interest rates at levels as of December 31, 2015 would not have a material effect on the fair market value of our cash equivalents.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2015. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2015, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our management including our principal executive officer and principal financial officer by others, particularly during the period in which this report was prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework (2013). Based on its assessment, management believes that, as of December 31, 2015, our internal control over financial reporting is effective based on those criteria.

Changes in Internal Controls over Financial Reporting

No change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated by reference from our definitive proxy statement relating to our 2016 annual meeting of stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, also referred to in this Annual Report on Form 10-K as our 2016 Proxy Statement, which we expect to file with the SEC no later than April 29, 2016.

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

Item 11. Executive Compensation

The information required by this item regarding executive compensation will be included in our 2016 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item regarding security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans will be included in our 2016 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item regarding certain relationships and related transactions and director independence will be included in our 2016 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item regarding principal accounting fees and services will be included in our 2016 Proxy Statement and is incorporated herein by reference.

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

Epizyme, Inc.

By:	/s/ Robert B. Bazemore
Robert B. Bazemore
President and Chief Executive Officer

Dated: March 9, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Robert B. Bazemore	President, Chief Executive Officer, Director	March 9, 2016
Robert B. Bazemore	(Principal Executive Officer)

/s/ Andrew E. Singer	Executive Vice President of Finance and Administration, Chief Financial Officer and Treasurer	March 9, 2016
Andrew E. Singer	(Principal Financial and Accounting Officer)

/s/ Andrew R. Allen	Director	March 9, 2016
Andrew R. Allen, M.D., Ph.D.

/s/ Kenneth Bate	Director	March 9, 2016
Kenneth Bate

/s/ Carl Goldfischer	Director	March 9, 2016
Carl Goldfischer, M.D.

/s/ Robert J. Gould	Director	March 9, 2016
Robert J. Gould, Ph.D.

/s/ David M. Mott	Director	March 9, 2016
David M. Mott

/s/ Richard F. Pops	Director	March 9, 2016
Richard F. Pops

/s/ Beth Seidenberg	Director	March 9, 2016
Beth Seidenberg, M.D.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of the Registrant (1)

3.2	Amended and Restated Bylaws of the Registrant (2)

4.2	Amended and Restated Investor Rights Agreement dated as of April 2, 2012 (4)

10.1+	2008 Stock Incentive Plan (4)

10.2+	Form of Incentive Stock Option Agreement under 2008 Stock Incentive Plan (4)

10.3+	Form of Nonstatutory Stock Option Agreement under 2008 Stock Incentive Plan (4)

10.4+	Form of Restricted Stock Agreement under 2008 Stock Incentive Plan (4)

10.5+	2013 Stock Incentive Plan (2)

10.6+	Form of Incentive Stock Option Agreement under 2013 Stock Incentive Plan (2)

10.7+	Form of Nonstatutory Stock Option Agreement under 2013 Stock Incentive Plan (2)

10.8+	Form of Restricted Stock Agreement under 2013 Stock Incentive Plan (2)

10.9+	Form of Restricted Stock Unit Agreement under 2013 Stock Incentive Plan (12)

10.10+	2013 Employee Stock Purchase Plan (2)

10.11+	Executive Severance and Change in Control Plan (as amended February 25, 2016 (16)

10.12+	Employment Offer Letter dated April 3, 2013 by and between the Registrant and Robert J. Gould, Ph.D. (2)

10.13+	Employment Offer Letter dated April 3, 2013 by and between the Registrant and Robert A. Copeland, Ph.D. (2)

10.14+	Employment Offer Letter dated September 8, 2014 by and between the Registrant and Peter T.C. Ho, M.D., Ph.D. (10)

10.15+	Employment Offer Letter dated January 28, 2015 by and between the Registrant and Andrew E. Singer (11)

10.16+	Employment Offer Letter dated between the Registrant and Robert Bazemore, dated August 5, 2015 (14)

10.17	Form of Director and Officer Indemnification Agreement (2)

10.18†	Collaboration and License Agreement dated as of April 1, 2011 by and between the Registrant and Eisai Co., Ltd. (3)

10.19†	License and Collaboration Agreement dated as of April 2, 2012 by and between the Registrant and Celgene International Sàrl and Celgene Corporation (3)

10.20†	Companion Diagnostics Agreement dated as of December 18, 2012 between the Registrant and Eisai Co., Ltd. on the one side and Roche Molecular Systems, Inc. on the other side (3)

10.21†	First Amendment to the Companion Diagnostics Agreement dated October 23, 2013 between the Registrant and Eisai Co. Ltd. On the one side and Roche Molecular Systems, Inc. on the other side (6)

10.22¥	Second Amendment to the Companion Diagnostics Agreement dated November 16, 2015 between the Registrant and Eisai Co. Ltd. on the one side and Roche Molecular Systems, Inc. on the other side (16)

Exhibit Number	Description of Exhibit

10.23	Letter Agreement by and between the Registrant and Eisai Co., Ltd. dated as of December 21, 2012 relating to Companion Diagnostics Agreement (4)

10.24	Amended and Restated Letter Agreement dated as of March 12, 2015 by and between the Registrant and Eisai Co., Ltd. relating to the Companion Diagnostics Agreement (13)

10.25†	Amended and Restated Collaboration and License Agreement dated as of March 12, 2015, by and between the Registrant and Eisai Co. Ltd. (13)

10.26	Lease Agreement dated as of June 15, 2012 between the Registrant and ARE-TECH Square, LLC (4)

10.27	Non-Employee Director Compensation Program (3)

10.28	Amendment to Lease Agreement dated as of September 30, 2013 between the Registrant and ARE-TECH Square, LLC (5)

10.29†	Amended and Restated Collaboration and License Agreement dated as of July 8, 2015 by and between the Registrant and Celgene Corporation and Celgene RIVOT Ltd. (15)

10.30†	Collaboration and License Agreement dated as of January 8, 2011 by and between the Registrant and Glaxo Group Limited (3)

10.31†	Amendment to Collaboration and License Agreement dated as of July 23, 2013 by and between the Registrant and Glaxo Group Limited (7)

10.32†	Amendment to Collaboration and License Agreement dated as of February 24, 2014 by and between the Registrant and Glaxo Group Limited (8)

10.33†	Amendment to Collaboration and License Agreement dated as of March 18, 2014 by and between the Registrant and Glaxo Group Limited (8)

10.34†	Amendment to Collaboration and License Agreement dated as of April 17, 2014 by and between the Registrant and Glaxo Group Limited (9)

10.35†	Amendment to Collaboration and License Agreement dated as of October 1, 2014 by and between the Registrant and Glaxo Group Limited (12)

10.36	Consulting agreement by and between the Registrant and Robert J. Gould, Ph.D. dated August 5, 2015 (14)

21.1	Subsidiaries of the Registrant (4)

23.1	Consent of Ernst & Young LLP (16)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (16)

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (16)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by Robert B. Bazemore, President and Chief Executive Officer of the Company, and Andrew E. Singer, Executive Vice President of Finance and Administration, Chief Financial Officer and Treasurer of the Company. (16)

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

Exhibit Number	Description of Exhibit

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

+	Management compensatory agreement.
†	Confidential treatment has been granted as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.
¥	Confidential treatment requested as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.
(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-35945) filed with the Securities and Exchange Commission on June 7, 2013.
(2)	Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-187892) filed with the Securities and Exchange Commission on April 26, 2013.
(3)	Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-187982) filed with the Securities and Exchange Commission on May 13, 2013.
(4)	Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-187982) filed with the Securities and Exchange Commission on April 18, 2013.
(5)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 23, 2013.
(6)	Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-193569) filed with the Securities and Exchange Commission on January 27, 2014.
(7)	Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-193569) filed with the Securities and Exchange Commission on January 28, 2014.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-35945) filed with the Securities and Exchange Commission on April 22, 2014.
(9)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 14, 2014.
(10)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2014.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-35945) filed with the Securities and Exchange Commission on February 3, 2015.
(12)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2015.
(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-35945) filed with the Securities and Exchange Commission on March 16, 2015.
(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-35945) filed with the Securities and Exchange Commission on August 1, 2015.
(15)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2015.
(16)	Filed with this Annual Report on Form 10-K.

EPIZYME, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Epizyme, Inc.

We have audited the accompanying consolidated balance sheets of Epizyme, Inc. (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, cash flows and redeemable convertible preferred stock and stockholders’ (deficit) equity, for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Epizyme, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 9, 2016

EPIZYME, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except per share data)

	December 31, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$208,323	$190,095
Accounts receivable	262	2,075
Prepaid expenses and other current assets	4,478	2,840

Total current assets	213,063	195,010
Property and equipment, net	4,089	3,620
Restricted cash and other assets	751	573

Total Assets	$217,903	$199,203

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,653	$8,300
Accrued expenses	11,335	7,043
Current portion of capital lease obligation	561	—
Current portion of deferred revenue	1,900	1,702

Total current liabilities	18,449	17,045
Capital lease obligation, net of current portion	730	—
Deferred revenue, net of current portion	28,809	21,449
Other long-term liabilities	383	427
Commitments and contingencies (Note 6)
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.0001 par value; 125,000 shares authorized; 41,786 shares and 34,426 shares issued and outstanding, respectively	4	3
Additional paid-in capital	412,989	271,364
Accumulated deficit	(243,461)	(111,085)

Total stockholders’ equity	169,532	160,282

Total Liabilities and Stockholders’ Equity	$217,903	$199,203

See notes to consolidated financial statements.

EPIZYME, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Amounts in thousands except per share data)

	Year Ended December 31,
	2015	2014	2013
Collaboration revenue	$2,560	$41,411	$68,482
Operating expenses:
Research and development	111,209	75,595	57,567
General and administrative	23,900	20,866	14,042

Total operating expenses	135,109	96,461	71,609
Operating loss	(132,549)	(55,050)	(3,127)
Other income (expense):
Interest income, net	94	95	74
Other income (expense), net	79	59	(81)

Other income (expense), net	173	154	(7)

Loss before income taxes	(132,376)	(54,896)	(3,134)
Income tax expense	—	109	349

Net loss	$(132,376)	$(55,005)	$(3,483)

Less: accretion of redeemable convertible preferred stock to redemption value	—	—	264

Loss allocable to common stockholders	$(132,376)	$(55,005)	$(3,747)

Loss per share allocable to common stockholders:
Basic	$(3.32)	$(1.67)	$(0.22)
Diluted	$(3.32)	$(1.67)	$(0.22)
Weighted average shares outstanding:
Basic	39,839	33,027	17,049
Diluted	39,839	33,027	17,049
Comprehensive loss	$(132,376)	$(55,005)	$(3,483)

See notes to consolidated financial statements.

EPIZYME, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(132,376)	$(55,005)	$(3,483)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	40,000	—	—
Depreciation and amortization	1,419	742	703
Stock-based compensation	9,849	6,864	2,819
Loss on disposal of property and equipment	27	2	—
Changes in operating assets and liabilities:
Accounts receivable	1,813	31,592	(31,838)
Prepaid expenses and other current assets	(1,638)	(419)	(1,495)
Accounts payable	(3,647)	3,611	1,641
Accrued expenses	4,292	411	2,304
Deferred revenue	7,558	(23,721)	(22,573)
Restricted cash and other assets	(178)	606	(433)
Other long-term liabilities	(44)	(46)	(1,379)

Net cash used in operating activities	(72,925)	(35,363)	(53,734)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of in-process research and development	(40,000)	—	—
Purchases of property and equipment	(183)	(2,216)	(630)

Net cash used in investing activities	(40,183)	(2,216)	(630)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from public offering, net of commissions	130,712	101,283	82,491
Payment of common stock offering costs	(367)	(649)	(2,849)
Proceeds from reimbursement of common stock offering costs	—	269	—
Payment under capital lease obligation	(441)	—	—
Proceeds from stock options exercised	996	2,736	277
Excess tax benefit from stock option plan	—	17	28
Issuance of shares under employee stock purchase plan	436	454	—

Net cash provided by financing activities	131,336	104,110	79,947

Net increase in cash and cash equivalents	18,228	66,531	25,583
Cash and cash equivalents, beginning of period	190,095	123,564	97,981

Cash and cash equivalents, end of period	$208,323	$190,095	$123,564

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Equipment acquired under capital lease	1,732	—	—
Conversion of redeemable convertible preferred stock to common stock	—	—	76,420
Accretion of redeemable convertible preferred stock to redemption value	—	—	264
Cash paid for income taxes	—	963	8

See notes to consolidated financial statements.

EPIZYME, INC.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY

(Amounts in thousands except share data)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ (Deficit) Equity	Redeemable Convertible Preferred Stock
	Shares	Amount					Shares	Carrying Value
Balance at December 31, 2012	1,694,862	$—	$—	$1,471	$(52,597)	$(51,126)	61,899,165	$76,156
Issuance of common stock (net of commissions and offering costs of $2,849)	5,913,300	1	—	79,641	—	79,642	—	—
Exercise of stock options	253,239	—	—	277	—	277	—	—
Stock-based compensation	—	—	—	2,819	—	2,819	—	—
Excess tax benefit from stock option plan	—	—	—	28	—	28	—	—
Accretion of redeemable convertible preferred stock to redemption value	—	—	—	(264)	—	(264)	—	264
Conversion of redeemable convertible preferred stock to common stock	20,633,046	2	—	76,418	—	76,420	(61,899,165)	(76,420)
Retirement of treasury stock	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	(3,483)	(3,483)

Balance at December 31, 2013	28,494,447	$3	$—	$160,390	$(56,080)	$104,313	—	$—
Issuance of common stock (net of commissions and offering costs of $380)	3,673,901	—	—	100,903	—	100,903	—	—
Exercise of stock options	2,239,643	—	—	2,736	—	2,736	—	—
Stock-based compensation	—	—	—	6,864	—	6,864	—	—
Excess tax benefit from stock option plan	—	—	—	17	—	17	—	—
Issuance of shares under employee stock purchase plan	18,021	—	—	454	—	454	—	—
Net loss	—	—	—	—	(55,005)	(55,005)	—	—

Balance at December 31, 2014	34,426,012	$3	$—	$271,364	$(111,085)	$160,282	—	$—
Issuance of common stock (net of commissions and offering costs of $367)	6,701,448	1	—	130,344	—	130,345	—	—
Exercise of stock options	634,760	—	—	996	—	996	—	—
Stock-based compensation	—	—	—	9,849	—	9,849	—	—
Issuance of shares under employee stock purchase plan	23,554	—	—	436	—	436	—	—
Net loss	—	—	—	—	(132,376)	(132,376)	—	—

Balance at December 31, 2015	41,785,774	$4	$—	$412,989	$(243,461)	$169,532	—	$—

See notes to consolidated financial statements.

EPIZYME, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company

Epizyme, Inc. (collectively referred to with its wholly owned, controlled subsidiary, Epizyme Securities Corporation, as “Epizyme” or the “Company”) is a clinical stage biopharmaceutical company that discovers, develops and plans to commercialize novel epigenetic therapies for cancer patients. The Company’s lead product candidate, tazemetostat, is a potent and selective inhibitor of the EZH2 HMT, an enzyme that plays an important role in various cancers. The Company owns the global development and commercialization rights to tazemetostat outside of Japan. Eisai Co. Ltd, or Eisai, holds the rights to develop and commercialize tazemetostat in Japan, and holds a limited right of first negotiation for the rest of Asia.

The Company has additional programs in development, including pinometostat, a clinical program that is subject to a collaboration with Celgene Corporation and Celgene RIVOT Ltd., an affiliate of Celgene Corporation, which we collectively refer to as “Celgene” (refer to Note 9, Collaborations), three preclinical programs for small molecule HMT inhibitors that are subject to a collaboration with Glaxo Group Limited, an affiliate of GlaxoSmithKline (“GSK”), three preclinical programs for small molecule HMT inhibitors that are subject to a collaboration with Celgene (refer to Note 9, Collaborations), and five novel targets where the Company retains worldwide global development and commercialization rights.

Through December 31, 2015, the Company has raised an aggregate of $592.1 million to fund operations, of which $201.6 million was non-equity funding through collaboration agreements, $314.5 million was from the sale of common stock in public offerings and $76.0 million was from the sale of redeemable convertible preferred stock. As of December 31, 2015, the Company had $208.3 million in cash and cash equivalents. In addition, in January 2016, the Company raised an additional $130.1 million of net proceeds after underwriting discounts and commissions, but before direct and incremental costs of the offering, upon the sale of 15,333,334 shares of the Company’s common stock in a public offering. As this event occurred in fiscal 2016, it is not reflected in the December 31, 2015 financial statements.

The Company commenced active operations in early 2008. Since its inception, the Company has generated an accumulated deficit of $243.5 million through December 31, 2015 and will require substantial additional capital to fund its research and development. The Company is subject to risks common to companies in the biotechnology industry, including, but not limited to, risks of failure of preclinical studies and clinical trials, the need to obtain additional financing to fund the future development of tazemetostat and the rest of its pipeline, the need to obtain marketing approval for its product candidates, the need to successfully commercialize and gain market acceptance of its product candidates, dependence on key personnel, protection of proprietary technology, compliance with government regulations, development by competitors of technological innovations and ability to transition from pilot-scale manufacturing to large-scale production of products.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned, controlled subsidiary, Epizyme Securities Corporation. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of these consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities, as of the date of the consolidated financial statements, and the reported amounts of collaboration revenue and expenses during the reporting period. Actual results and outcomes may differ materially from management’s estimates, judgments and assumptions.

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

The Company’s financial instruments as of December 31, 2015 and 2014 consisted primarily of cash equivalents, accounts receivable and accounts payable. As of December 31, 2015 and 2014, the Company’s financial assets recognized at fair value consisted of the following:

	Fair Value as of December 31, 2015
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents	$197,023	$197,023	$—	$—

Total	$197,023	$197,023	$—	$—

	Fair Value as of December 31, 2014
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents	$184,257	$184,257	$—	$—

Total	$184,257	$184,257	$—	$—

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. As of December 31, 2015 and 2014, cash equivalents consisted of interest-bearing money market accounts and prime money market funds.

Accounts Receivable

Accounts receivable are amounts due from collaboration partners as a result of research and development services provided, reimbursements under equally co-funded global development arrangements or milestones achieved but not yet paid. The Company considered the need for an allowance for doubtful accounts and has concluded that no allowance was needed as of December 31, 2015 or 2014, as the estimated risk of loss on its accounts receivable was determined to be minimal.

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

As of December 31, 2015 and 2014, two collaboration partners, Celgene and GSK accounted for all of the Company’s accounts receivable. Refer to Note 9, Collaborations, for additional information regarding the Company’s collaboration agreements.

Acquired In-Process Research and Development

The Company records upfront payments that relate to the acquisition of a development-stage product candidate as research and development expense in the period in which they are incurred, provided that the acquired development-stage product candidate did not also include processes or activities that would constitute a business, the product candidate has not achieved regulatory approval for marketing and, absent obtaining such approval, has no alternative future use. In the first quarter of 2015, the Company accounted for the upfront payment paid to Eisai Co., Ltd. (“Eisai”) in connection with the amended and restated collaboration and license agreement, pursuant to which the Company reacquired the worldwide rights, excluding Japan, to tazemetostat, as an acquisition of in-process research and development expense.

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

Evaluation of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset or asset group and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the asset or asset group, the assets are written down to their estimated fair values No such impairments were recorded during 2015, 2014 or 2013.

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

Research and Development Expenses

Research and development expenses consist of expenses incurred in performing research and development activities, including compensation and benefits, facilities expenses, overhead expenses, clinical trial and related clinical manufacturing expenses, fees paid to clinical research organizations and other outside expenses. Research and development costs are expensed as incurred if no planned alternative future use exists for the technology and if the payment is not payment for future services. The Company defers and capitalizes its nonrefundable advance payments that are for research and development activities until the related goods are delivered or the related services are performed. In circumstances where the Company’s collaboration and license agreements provide for equally co-funded global development under joint risk sharing collaborations, amounts received from collaboration partners for such co-funding are recorded as a reduction to research and development expense.

Stock-Based Compensation

The Company measures employee stock-based compensation based on the grant date fair value of the stock-based compensation award. The Company grants stock options at exercise prices equal to the fair value of the Company’s common stock on the date of grant, based on observable market prices.

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

Earnings (Loss) per Share

The Company computes basic earnings (loss) per share by dividing income (loss) allocable to common stockholders by the weighted average number of shares of common stock outstanding. During periods of income, the Company allocates participating securities a proportional share of income determined by dividing total weighted average participating securities by the sum of the total weighted average common shares and participating securities (the “two-class method”). The Company’s restricted stock and, prior to its automatic conversion, redeemable convertible preferred stock participate in any dividends declared by the Company and are therefore considered to be participating securities. Participating securities have the effect of diluting both basic and diluted earnings per share during periods of income. During periods of loss, the Company allocates no loss to participating securities because they have no contractual obligation to share in the losses of the Company. The Company computes diluted earnings (loss) per share after giving consideration to the dilutive effect of stock options that are outstanding during the period, except where such non-participating securities would be anti-dilutive. Refer to Note 11, Loss per Share, for the Company’s calculation of loss per share for the periods presented.

Segment Information

The Company operates as one reportable business segment: the discovery and development of novel epigenetic therapies for cancer patients.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue From Contracts With Customers. ASU 2014-09 amends Accounting Standards Codification (“ASC”) 605, Revenue Recognition, by outlining a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU 2014-09 will be effective for us for interim and annual periods beginning after December 15, 2017. The Company is evaluating the impact that this ASU may have on the consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 amends ASC 205-40, Presentation of Financial Statements—Going Concern, by providing guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements, including requiring management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements and providing certain disclosures if there is substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 will be effective for the Company for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. The adoption of this standard may affect the Company’s disclosures in future periods.

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”, which simplifies the presentation of deferred income taxes. This ASU requires that deferred tax assets and liabilities be classified as non-current in a statement of financial position. The standard is effective for public companies for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted for any interim and annual financial statements that have not yet been issued. The Company early adopted ASU 2015-17 effective December 31, 2015, on a prospective basis. Because the Company is in a full valuation allowance, the adoption of this standard did not impact the presentation of the consolidated financial statements as of December 31, 2015. No prior periods were retrospectively adjusted.

3. Property and Equipment, net

Property and equipment, net consists of the following:

	December 31,
	2015	2014
	(In thousands)
Laboratory equipment	$3,468	$3,456
Computer and office equipment, furniture (1)	4,848	2,971
Leasehold improvements	473	473

Property and equipment	8,789	6,900
Less: accumulated depreciation and amortization	(4,700)	(3,280)

Property and equipment, net	$4,089	$3,620

(1)	In 2015, the Company acquired $1.7 million of computer hardware and equipment, pursuant to a capital lease, the term of which expires in February 2018. Accumulated depreciation related to these assets totaled $0.5 million as of December 31, 2015.

Depreciation and amortization expense was $1.4 million, $0.7 million and $0.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

4. Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2015	2014
	(In thousands)
Employee compensation and benefits	$3,314	$2,623
Research and development expenses	6,518	3,834
Professional services and other	1,503	586

Accrued expenses	$11,335	$7,043

5. Income Taxes

The Company’s losses before income taxes consist solely of domestic losses. The Company did not have income tax expense for the year ended December 31, 2015. Income tax expense for the year ended December 31, 2014 reflects adjustments identified in 2014 related to the year ended December 31, 2013 in the course of preparing the 2013 income tax returns. Income tax expense for the year ended December 31, 2013 consisted primarily of current federal tax expense as the Company utilized all of its federal and state net operating loss carryforwards to offset the majority of its taxable income for the year. The Company had no deferred income tax expense for the years ended December 31, 2015, 2014 or 2013.

A reconciliation of the federal statutory income tax rate and the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2015	2014	2013
Federal statutory income tax rate	34.0%	34.0%	34.0%
State income taxes	5.2	4.9	5.2
Research and development and other tax credits	1.8	13.6	115.8
Permanent items	(1.2)	(5.2)	(18.3)
Change in valuation allowance	(40.0)	(44.3)	(140.7)
Return-to-provision adjustments	—	(3.1)	1.0
Change in deferred taxes	0.2	—	(9.6)
Other	—	(0.1)	1.5

Effective income tax rate	0.0%	(0.2)%	(11.1)%

Deferred Tax Assets (Liabilities)

The Company’s deferred tax assets (liabilities) consist of the following:

	December 31,
	2015	2014
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$57,005	$24,166
Research and development and other credit carryforwards	14,112	11,776
Capitalized start-up costs	2,111	2,317
Capitalized research and development costs	258	361
Deferred revenue	8,475	8,869
Accruals and allowances	1,233	1,095
Eisai license payment	15,155	—
Other	4,275	2,336

Gross deferred tax assets	102,624	50,920
Deferred tax asset valuation allowance	(102,370)	(50,608)

Total deferred tax assets	254	312

Deferred tax liabilities:
Depreciation and other	(254)	(312)

Total deferred tax liabilities	(254)	(312)

Net deferred tax asset (liability)	$—	$—

The Company evaluated the expected recoverability of its net deferred tax assets as of December 31, 2015 and 2014 and determined that there was insufficient positive evidence to support the recoverability of these net deferred tax assets, concluding it is more likely than not that its net deferred tax assets would not be realized in the future; therefore the Company has provided a full valuation allowance against its net deferred tax asset balance as of December 31, 2015 and 2014. The valuation allowance increased by $51.8 million in 2015 compared to 2014.

As of December 31, 2015, the Company had operating loss carryforwards of approximately $204.7 million and $206.5 million available to offset future taxable income for United States federal and state income tax purposes, respectively. The U.S. federal tax operating loss carryforwards expire commencing in 2029. The state tax operating loss carryforwards expire commencing in 2031. Additionally, as of December 31, 2015 the Company had research and development tax credit carryforwards of approximately $5.3 million and $1.7 million available to be used as a reduction of federal income taxes and state income taxes, respectively, which expire at various dates from 2024 through 2035, as well as federal orphan drug tax credit carryforwards of $11.0 million, which would expire at various dates from 2033 through 2035, and a $0.4 million federal alternative minimum tax credit. The federal tax credit carryforwards include approximately $0.4 million related to excess tax benefits, which have been included in the gross deferred tax asset reflected for research and development and other credit carryforwards. This amount will be recorded as an increase to additional paid-in capital on the consolidated balance sheet when the excess benefits are realized. The Company’s ability to use its operating loss carryforwards and tax credits to offset future taxable income is subject to restrictions under Section 382 of the U.S. Internal Revenue Code (the “Internal Revenue Code”). These restrictions may limit the future use of the operating loss carryforwards and tax credits if certain ownership changes described in the Internal Revenue Code occur. Future changes in stock ownership may occur that would create further limitations on the Company’s use of the operating loss carryforwards and tax credits. In such a situation, the Company may be required to pay income taxes, even though significant operating loss carryforwards and tax credits exist.

Uncertain Tax Positions

The following is a rollforward of the Company’s unrecognized tax benefits:

	December 31,
	2015	2014
	(In thousands)
Unrecognized tax benefits - as of beginning of year	$3,062	$1,829
Gross increases - tax positions of prior periods	(43)	(66)
Gross increases - current period tax positions	461	1,299

Unrecognized tax benefits - as of end of year	$3,480	$3,062

None of the Company’s unrecognized tax benefits would result in income tax expense or impact the Company’s effective tax rate if recognized. The Company had no accrued tax-related interest or penalties as of December 31, 2015 or 2014.

The Company files income tax returns in the U.S. federal tax jurisdiction and Massachusetts, North Carolina and Colorado state tax jurisdictions. Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available.

6. Commitments and Contingencies

Commitments

The Company leases office and laboratory space at Technology Square in Cambridge, Massachusetts under an operating lease agreement with a term through November 30, 2017, with an option to extend the term of the lease for an additional five-year period at the then-current market rent, as defined in the lease. With the execution of this lease, the Company was required to provide a $0.5 million letter of credit as a security deposit. The Company has recorded cash held to secure this letter of credit as restricted cash in restricted cash and other assets on the consolidated balance sheet. The Company recognizes rent expense, inclusive of escalation charges, on a straight-line basis over the initial term of the lease agreement. In addition, the Company has a capital lease related to computer hardware equipment, an operating lease for storage space in Colorado and an operating lease for office space in North Carolina.

The Company’s contractual commitments under these leases, excluding common area maintenance charges and real estate taxes, as of December 31, 2015 are as follows:

	Total	2016	2017	2018
	(In thousands)
Operating Leases	$5,539	$2,857	$2,662	$20
Capital Lease, including amounts representing interest	1,441	665	665	111

Total commitments	$6,980	$3,522	$3,327	$131

The table above does not include the remaining $15.0 million in development costs payable to Roche, expected to be paid through 2019, under the second amendment to the companion diagnostic agreement, as of December 31, 2015, as the exact periods in which such payments will be made is uncertain. Refer to Note 9, Collaborations.

Rent expense was $2.7 million, $2.5 million and $2.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Contingencies

In January 2008, the Company entered into a license agreement (the “License Agreement”) with the University of North Carolina at Chapel Hill (“UNC”), to discover, develop and commercialize products utilizing specified inventions of UNC. Under the terms of the License Agreement, the Company was granted an exclusive, worldwide license under specified patent rights and a non-exclusive worldwide license under specified know-how and biological materials, in each case to discover, develop, manufacture and commercialize pharmaceutical and diagnostic products. In connection with the License Agreement, the Company is required to pay up to $1.9 million upon the achievement of specified research, development and regulatory milestones. The intellectual property licensed from UNC did not directly relate to the Company’s current product candidates, tazemetostat and pinometostat, and related solely to screening methods and related materials. The Company has paid milestones of $0.1 million under the License Agreement as of December 31, 2015. In March 2016, the Company terminated this agreement in accordance with its provisions.

In October 2013, the Company entered into a license agreement with a third party to obtain a non-exclusive license to a patent related to an excipient in the formulation of pinometostat. During the term of this license agreement, the Company may be required to make a €0.3 million milestone payment upon the first approval of a new drug application for pinometostat and pay royalties in the low single digits on commercial net sales of pinometostat.

7. Redeemable Convertible Preferred Stock

Prior to the completion of its IPO in 2013, the Company had outstanding Series A, Series B and Series C redeemable convertible preferred stock (collectively, the “Preferred Stock”). The Company classified the Preferred Stock outside of stockholders’ (deficit) equity because the shares contained redemption features that were not solely within the Company’s control. In connection with the closing of the Company’s IPO, all of the Company’s outstanding Preferred Stock automatically converted into common stock at a one-for-three ratio as of June 5, 2013. No Preferred Stock was outstanding as of December 31, 2013.

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

The differences between the respective redemption values of the Preferred Stock and the carrying values of the Preferred Stock were being accreted over the period from the date of issuance to the earliest possible redemption date. For the year ended December 31, 2013, the Company recorded $0.3 million of accretion of redeemable convertible preferred stock to redemption value. Subsequent to the conversion of the Preferred Stock to common stock in connection with the Company’s IPO, no accretion is necessary.

8. Stockholders’ (Deficit) Equity

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to dividends when and if declared by the Board of Directors.

As of December 31, 2015, a total of 5,761,462 shares of common stock were reserved for issuance upon (i) the exercise of outstanding stock options and (ii) the issuance of stock awards under the Company’s 2013 Stock Incentive Plan and 2013 Employee Stock Purchase Plan.

9. Collaborations

Eisai

In April 2011, the Company entered into a collaboration and license agreement with Eisai under which the Company granted Eisai an exclusive worldwide license to its small molecule HMT inhibitors directed to the EZH2 HMT, including the Company’s product candidate tazemetostat, while retaining an opt-in right to co-develop, co-commercialize and share profits with Eisai as to licensed products in the United States (the “original agreement”). Additionally, as part of the research collaboration, the Company provided research and development services related to the licensed compounds. As of December 31, 2014, the Company had completed its performance obligations under the original agreement.

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

Under the original agreement, Eisai was solely responsible for funding all research, development and commercialization costs for EZH2 compounds. Under the amended and restated collaboration and license agreement, the Company is solely responsible for funding global development, manufacturing and commercialization costs for EZH2 compounds outside of Japan, including the remaining development costs due under a Roche companion diagnostic agreement, and Eisai is solely responsible for funding Japan-specific development and commercialization costs for EZH2 compounds.

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

Companion Diagnostics

In December 2012, Eisai and the Company entered into an agreement with Roche under which the Company and Eisai were funding Roche’s development of a companion diagnostic to identify patients who possess certain point mutations of EZH2. In October 2013, this agreement was amended to include additional point mutations in EZH2. Development costs under the amended agreement with Roche were the responsibility of Eisai until the execution of the amended and restated collaboration and license agreement with Eisai in March 2015. In December of 2015, the Company entered into the second amendment to the companion diagnostic agreement with Roche. As of December 31, 2015, the Company is responsible for $15.0 million of the remaining development costs under the second amendment.

Under the agreement with Roche, Roche is obligated to use commercially reasonable efforts to develop and to make commercially available the companion diagnostic. Roche has exclusive rights to commercialize the companion diagnostic.

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

Under the original agreement, the Company received a $65.0 million upfront payment and $25.0 million from the sale of its series C redeemable convertible preferred stock to an affiliate of Celgene, of which $3.0 million was considered a premium and included as collaboration arrangement consideration for a total upfront payment of $68.0 million. In addition, the Company has received a $25.0 million clinical development milestone payment and $6.9 million of global development co-funding through December 31, 2015. The Company was also eligible to receive $35.0 million in an additional clinical development milestone payment and up to $100.0 million in regulatory milestone payments related to DOT1L as well as up to $65.0 million in payments, including a combination of clinical development milestone payments and an option exercise fee for each available target to which Celgene had the right to exercise its option during an initial option period that would have ended in July 2015 (each a “selected target”), and up to $100.0 million in regulatory milestone payments for each selected target. As to DOT1L and each selected target, the Company retained all product rights in the United States and was eligible to receive royalties for each target at defined percentages ranging from the mid-single digits to the mid-teens on net product sales outside of the United States subject to reduction in specified circumstances.

The Company is obligated to conduct and solely fund research and development costs of the phase 1 clinical trials for pinometostat. For all remaining DOT1L program development costs, Celgene and the Company were to equally co-fund global development and each party will solely fund territory-specific development costs for its territory.

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

Under the amended and restated agreement, the Company received a $10.0 million upfront payment in exchange for the Company’s extension of Celgene’s option rights to the Option Targets and the Company’s research and development obligations. In addition, the Company is eligible to earn an aggregate of up to $75.0 million in development milestones and license payments, up to $365.0 million in regulatory milestone payments and up to $170.0 million in sales milestone payments related to the three Option Targets. The Company is also eligible to receive royalties on each of the Option Targets as specified in the amended and restated agreement. The Company is also eligible to earn $35.0 million in an additional clinical development milestone payment and up to $100.0 million in regulatory milestone payments related to DOT1L.

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

Collaboration Revenue

Through December 31, 2015, in addition to amounts allocated to Celgene’s purchase of shares of the Company’s series C redeemable convertible preferred stock, the Company had recorded a total of $109.9 million in cash and accounts receivable under the Celgene agreement, as amended, including the $3.0 million implied premium on Celgene’s purchase of shares of the Company’s series C redeemable convertible preferred stock.

Through December 31, 2015, the Company has recognized $72.4 million of total collaboration revenue since the inception of the collaboration, including $1.1 million, $9.6 million and $37.8 million in the years ended December 31, 2015, 2014 and 2013, respectively, and $1.1 million, $3.9 million and $1.9 million of total global development co-funding as a reduction to research and development expense since the inception of the collaboration. As of December 31, 2015 and December 31, 2014, the Company had deferred revenue of $30.7 million and $21.7 million, respectively, related to this agreement.

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

The significant deliverables of this multiple-element revenue arrangement were determined to be exclusive licenses to three targets and corresponding research services for each target. At the inception of the arrangement, the Company concluded that the licenses could not be used for their intended purpose without the highly specialized skills and know-how relating to HMT inhibitors that is only available from the Company. The Company therefore concluded that the target licenses lacked standalone value apart from the related research services due to the limited economic benefit that GSK would derive from the licenses if it did not obtain the Company’s research services and due to the lack of transferability of the exclusive licenses. The Company therefore accounted for these deliverables, on a license-by-license basis, as a combined unit of accounting. The Company concluded that the option to secure licenses for three targets was not substantive, as the Company was not at risk with regard to GSK exercising its option due to the size of the upfront payment and the research funding commitment. Since the option was not considered substantive, the Company considered the licenses to be deliverables at the inception of the agreement. While the Company concluded that there were three units of accounting, each consisting of a license to a target and the research and development services related to that target, because the targets were at similar stages of development at the inception of the agreement, had equal probabilities of success and the research services in each unit of accounting were initially expected to be performed concurrently on a ratable basis over the research term, the Company allocated the arrangement consideration equally across the three targets. Accordingly, the $30.0 million of allocable arrangement consideration, consisting of the $20.0 million upfront payment, $4.0 million in milestone payments achieved during the selection term and the $6.0 million fixed research funding, was recognized as collaboration revenue, on a target-by-target basis, ratably from the conclusion of the selection term, in July 2012, through the end of the research term, or earlier if a target reaches development candidate selection, at which point GSK is solely responsible for development and commercialization. In December 2013, the Company and GSK agreed to the selection of a development candidate for one of the three targets under the agreement, earning the Company a $4.0 million milestone payment and reducing the period over which the Company is recognizing revenue for this target by nine months. Accordingly, the Company recognized the remaining deferred revenue related to this target during the first quarter of 2014. As to this target, GSK is solely responsible for subsequent development and commercialization.

The $3.0 million upfront payment received in connection with the March 2014 amendment was allocated equally to the remaining two targets for which the Company was actively providing research and development services, as these remaining two targets were at similar stages of development, had equal probabilities of success and the remaining research services were expected to be performed concurrently on a ratable basis over the research term. The $3.0 million was recognized as collaboration revenue, on a target-by-target basis, ratably from the execution of the amendment, in March 2014, through the end of the research term. In the fourth quarter of 2014, the Company agreed to perform additional preclinical research and development studies related to the third target under the agreement, which extended the research term for this target through June 2015. Accordingly, the Company recognized the remaining deferred revenue related to this deliverable, of approximately $1.2 million as of December 31, 2014, in 2015.

During the selection term, the Company received $4.0 million upon the achievement of preclinical research and development milestones which required effort in the form of research activities by the Company and was not certain to be achieved at the execution of the agreement. However, because GSK had the right to drop a target and select a replacement target at any point during the selection term, the Company, in such a case, would have been obligated to perform the validation work for a replacement target. Consequently, this $4.0 million in preclinical research and development milestones was combined with the upfront payment and fixed research funding and was recognized as collaboration revenue ratably over the research term. The Company has evaluated the remaining milestones under this agreement and determined that the milestones through development candidate selection are substantive given the significant uncertainty as to the outcome of the substantial research efforts to be performed by the Company in order to achieve the milestones and will be recognized as revenue upon achievement, assuming all other revenue recognition criteria are met. The milestones after development candidate selection are not considered substantive because the Company does not contribute effort to the achievement of such milestones, which would generally be achieved after the research term. In 2014, the

Company achieved $3.0 million in preclinical research and development milestones upon the selection of lead candidates for the second and third targets under the agreement. In the fourth quarter of 2013, the Company achieved a $4.0 million preclinical research and development milestone upon the selection of a development candidate for one of the three targets under the agreement. In the third quarter of 2012, the Company achieved two additional preclinical research and development milestones and received payments totaling $4.0 million. The preclinical research and development milestones achieved in 2014, 2013 and 2012 required effort in the form of research activities by the Company and were not certain to be achieved at the execution of the agreement. Additionally, at the time of the achievement of these preclinical research and development milestones, the selection term had expired and, as such, these milestones were determined to be substantive, and the milestones were recognized as revenue upon achievement.

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

Collaboration Revenue

Through December 31, 2015, the Company received a total of $53.0 million in cash under the GSK agreement, which the Company recognized as collaboration revenue in the condensed consolidated statements of operations and comprehensive loss, including $1.4 million, $25.5 million and $16.4 million in the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2014, the Company had deferred revenue of $1.4 million related to this agreement, which was fully recognized as collaboration revenue in the first half of 2015.

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

Stock-Based Compensation

Stock-based compensation expense is classified in the consolidated statements of operations and comprehensive loss as follows:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Research and development	$5,155	$3,299	$1,072
General and administrative	4,694	3,565	1,747

Total	$9,849	$6,864	$2,819

Stock Options

The Company uses the Black-Scholes option-pricing model to measure the fair value of stock option awards. Key assumptions used in this pricing model on the date of grant for options granted to employees are as follows:

	Year Ended December 31,
	2015	2014	2013
Risk-free interest rate	1.6%	1.6%	1.0%
Expected life of options	6.0 years	6.0 years	6.0 years
Expected volatility of underlying stock	83.6%	92.1%	94.7%
Expected dividend yield	0.0%	0.0%	0.0%

Key assumptions used in this pricing model on the date of grant for options granted to non-employees in 2013 are as follows:

Year Ended December 31,
2013
Risk-free interest rate	3.0%
Expected life of options	10.0 years
Expected volatility of underlying stock	86.3%
Expected dividend yield	0.0%

There were no stock option awards granted to non-employees in 2015 or 2014.

The risk-free interest rate is based upon the U.S. Treasury yield curve in effect at the time of grant, with a term that approximates the expected life of the option. The Company calculates the expected life of options granted to employees using the simplified method as the Company has insufficient historical information to provide a basis for estimate. The Company determines the expected volatility using a blended approach encompassing its historical experience and the historical volatility of a peer group of comparable publicly traded companies with product candidates in similar stages of development to the Company’s product candidates. The Company has applied an expected dividend yield of 0.0% as the Company has not historically declared a dividend and does not anticipate declaring a dividend during the expected life of the options.

The following is a summary of stock option activity for the year ended December 31, 2015:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)	(In thousands)
Outstanding at December 31, 2014	2,959,506	$10.66
Granted	1,289,755	20.57
Exercised	(634,760)	1.57
Forfeited or expired	(514,508)	19.41

Outstanding at December 31, 2015	3,099,993	$15.20	5.9	$16,854

Exercisable at December 31, 2015	1,332,301	$8.70	3.4	$14,039
Vested and expected to vest	2,882,206	$14.77	5.7	$16,686

During the years ended December 31, 2015, 2014 and 2013, the Company granted stock options to purchase an aggregate of 1,289,755 shares, 876,385 shares and 1,514,828 shares of its common stock, including, in 2013, a stock option to purchase 10,000 shares of its common stock granted to a non-employee, at weighted average grant date fair values per option share of $14.57, $21.73 and $7.85, respectively. The total grant date fair value of options that vested during the years ended December 31, 2015, 2014 and 2013 was $9.3 million, $4.9 million and $0.6 million, respectively. The aggregate intrinsic value of stock options exercised was $11.9 million in 2015, $59.4 million in 2014 and $2.1 million in 2013.

As of December 31, 2015, there was $19.3 million of unrecognized stock-based compensation related to stock options that are expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 2.7 years.

Restricted Stock

The following is a summary of restricted stock activity for the year ended December 31, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value per Share
Outstanding at December 31, 2014	—	$—
Granted	37,313	$18.49
Vested	—	$—

Outstanding at December 31, 2015	37,313	$18.49

During the year ended December 31, 2015 the Company granted 37,313 restricted stock units with a weighted-average grant date fair value per share of $18.49. One quarter of the 37,313 restricted stock units vested on February 9, 2016, with the remaining three quarters vesting on a monthly basis over the three year period ending February 9, 2019. The table above does not reflect an additional 80,732 restricted stock units that were granted on February 9, 2016 at $9.29, in accordance with the executive’s employment agreement. One quarter of the

80,732 restricted stock units granted on February 9, 2016 vested immediately and the remaining three quarters will vest on a monthly basis over the three year period ending February 9, 2019. The Company did not grant any restricted stock during the years ended December 31, 2014 or 2013. The intrinsic value of restricted stock that vested during the years ended December 31, 2015, 2014 and 2013 was $0.0 million, $0.1 million and $0.4 million, respectively.

401(k) Savings Plan

The Company has a defined contribution 401(k) savings plan (the “401(k) Plan”). The 401(k) Plan covers substantially all employees, and allows participants to defer a portion of their annual compensation on a pretax basis. Company contributions to the 401(k) Plan may be made at the discretion of the Board of Directors. During the year ended December 31, 2014, the Company implemented a matching contribution to the 401(k) Plan, matching 50% of an employee’s contribution up to a maximum of 3% of the participant’s compensation. Company contributions to the 401(k) plan totaled $0.4 million and $0.2 million in the year ended December 31, 2015 and 2014, respectively. The Company did not have a 401(k) matching contribution in 2013.

11. Loss per Share

As described in Note 2, Summary of Significant Accounting Policies, the Company computes basic and diluted earnings (loss) per share using a methodology that gives effect to the impact of outstanding participating securities (the “two-class method”). The two-class method was not applied for the years ended December 31, 2015, 2014 and 2013 due to the net loss recognized in each of those periods.

Basic and diluted loss per share allocable to common stockholders are computed as follows:

	Year Ended December 31,
	2015	2014	2013
	(In thousands except per share data)
Net loss	$(132,376)	$(55,005)	$(3,483)
Less: accretion of redeemable convertible preferred stock to redemption value	—	—	264

Loss allocable to common stockholders	$(132,376)	$(55,005)	$(3,747)

Weighted average shares outstanding	39,839	33,027	17,049

Basic and diluted loss per share allocable to common stockholders	$(3.32)	$(1.67)	$(0.22)

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

The following common stock equivalents were excluded from the calculation of diluted loss per share allocable to common stockholders because their inclusion would have been antidilutive:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Stock options	3,100	2,960	4,729
Unvested restricted stock	37	—	6
Shares issuable under employee stock purchase plan	8	6	48

	3,145	2,966	4,783

12. Related Party Transactions

In connection with its entry into the collaboration agreement with Celgene, on April 2, 2012, the Company sold Celgene 9,803,922 shares of its Series C Preferred Stock. As a result of this transaction, Celgene owned 12.5% of the Company’s fully diluted equity as of December 31, 2012. Refer to Note 9, Collaborations, for additional information regarding this collaboration agreement. In the second quarter of 2013, in connection with the IPO, Celgene made an additional investment in the Company, acquiring an additional 66,666 shares of the Company’s common stock. Additionally, as a result of the IPO, Celgene’s shares of Series C Preferred Stock automatically converted to common stock of the Company at a one-for-three ratio, collectively resulting in Celgene owning 3,334,640 shares of the Company’s common stock as of December 31, 2013. In the first quarter of 2014, in connection with the Company’s public offering of common stock, Celgene made an additional investment in the Company, acquiring an additional 340,000 shares of the Company’s common stock. As of December 31, 2015, Celgene’s ownership percentage represented 8.8% of the Company’s outstanding common stock.

Under the Celgene collaboration agreement, the Company recognized $1.1 million, $9.6 million and $37.8 million of collaboration revenue in the years ended December 31, 2015, 2014 and 2013, respectively, and as of December 31, 2015 and December 31, 2014, had recorded $30.7 million and $21.7 million of deferred revenue related to the Celgene collaboration arrangement, respectively. Additionally, in the years ended December 31, 2015, 2014 and 2013, the Company recorded $1.1 million, $3.9 million, and $1.9 million, respectively, in global development co-funding from Celgene. As of December 31, 2015 and 2014, the Company had accounts receivable of $0.1 million and $1.1 million, respectively, related to this collaboration arrangement.

13. Unaudited Quarterly Results

The results of operations on a quarterly basis for the years ended December 31, 2015 and 2014 are set forth below:

	Quarter Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
	(In thousands, except per share data)
Collaboration revenue	$911	$736	$358	$555
Operating expenses:
Research and development	57,051	20,551	16,788	16,819
General and administrative	5,237	5,970	6,676	6,017

Total operating expenses	62,288	26,521	23,464	22,836
Operating loss	(61,377)	(25,785)	(23,106)	(22,281)
Other income, net	51	26	41	55

Loss before income taxes	(61,326)	(25,759)	(23,065)	(22,226)
Income tax expense (benefit)	—	—	—	—

Net loss	$(61,326)	$(25,759)	$(23,065)	$(22,226)

Loss per share allocable to common stockholders:
Basic	$(1.75)	$(0.63)	$(0.56)	$(0.53)
Diluted	$(1.75)	$(0.63)	$(0.56)	$(0.53)
Weighted average shares outstanding:
Basic	34,992	41,087	41,461	41,725
Diluted	34,992	41,087	41,461	41,725

	Quarter Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
	(In thousands, except per share data)
Collaboration revenue	$13,391	$9,494	$8,177	$10,349
Operating expenses:
Research and development	15,347	17,499	22,244	20,505
General and administrative	4,956	5,306	5,669	4,935

Total operating expenses	20,303	22,805	27,913	25,440
Operating loss	(6,912)	(13,311)	(19,736)	(15,091)
Other income, net	28	38	41	47

Loss before income taxes	(6,884)	(13,273)	(19,695)	(15,044)
Income tax expense (benefit)	—	113	5	(9)

Net loss	$(6,884)	$(13,386)	$(19,700)	$(15,035)

Loss per share allocable to common stockholders:
Basic	$(0.22)	$(0.40)	$(0.58)	$(0.44)
Diluted	$(0.22)	$(0.40)	$(0.58)	$(0.44)
Weighted average shares outstanding:
Basic	30,959	33,156	33,676	34,273
Diluted	30,959	33,156	33,676	34,273

14. Subsequent Event

In January 2016, the Company raised an additional $130.1 million of net proceeds after underwriting discounts and commissions, but before direct and incremental costs of the offering, upon the sale of 15,333,334 shares of the Company’s common stock in a public offering. As this event occurred in fiscal 2016, it is not reflected in the December 31, 2015 financial statements.