Form 10-Q
period 2016-03-31
Epizyme, Inc.
filed 2016-05-09
CIK 1571498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of shares outstanding of the registrant’s common stock as of May 2, 2016: 57,222,744 shares.

Forward-looking Information

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. These statements may be identified by such forward-looking terminology as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and similar statements or variations of such terms. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

•	our plans to develop and commercialize novel epigenetic therapies for cancer patients;

•	our ongoing and planned clinical trials, including the timing of initiation and enrollment in the trials, the timing of availability of data from the trials and the anticipated results of the trials;

•	our ability to receive anticipated milestones under our collaborations;

•	the timing of and our ability to obtain and maintain regulatory approvals for our product candidates;

•	the rate and degree of market acceptance and clinical utility of our products;

•	our commercialization, marketing and manufacturing capabilities and strategy;

•	our intellectual property position; and

•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing.

All of our forward-looking statements are as of the date of this Quarterly Report on Form 10-Q only. In each case, actual results may differ materially from such forward-looking information. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of or any material adverse change in one or more of the risk factors or risks and uncertainties referred to in this Quarterly Report on Form 10-Q or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the Securities and Exchange Commission, or the SEC, could materially and adversely affect our business, prospects, financial condition and results of operations. Except as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections or other circumstances affecting such forward-looking statements occurring after the date of this Quarterly Report on Form 10-Q, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Quarterly Report on Form 10-Q which modify or impact any of the forward-looking statements contained in this Quarterly Report on Form 10- will be deemed to modify or supersede such statements in this Quarterly Report on Form 10-Q.

Our management’s discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q, which have been prepared by us in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim periods and with Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. This discussion and analysis should be read in conjunction with these unaudited consolidated financial statements and the notes thereto as well as in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, or our Annual Report. The three months ended March 31, 2016 and 2015 are referred to as the first quarter of 2016 and 2015, respectively. Unless the context indicates otherwise, all references herein to our company include our wholly-owned subsidiary.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

EPIZYME, INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands except per share data)

	March 31,	December 31,
	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$312,656	$208,323
Accounts receivable	176	262
Prepaid expenses and other current assets	5,468	4,478

Total current assets	318,300	213,063

Property and equipment, net	3,770	4,089
Restricted cash and other assets	634	751

Total Assets	$322,704	$217,903

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,236	$4,653
Accrued expenses	9,728	11,335
Current portion of capital lease obligation	576	561
Current portion of deferred revenue	1,428	1,900

Total current liabilities	13,968	18,449
Capital lease obligation, net of current portion	580	730
Deferred revenue, net of current portion	28,809	28,809
Other long-term liabilities	337	383
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.0001 par value; 125,000 shares authorized; 57,218 shares and 41,786 shares issued and outstanding, respectively	6	4
Additional paid-in capital	545,344	412,989
Accumulated deficit	(266,340)	(243,461)

Total stockholders’ equity	279,010	169,532

Total Liabilities and Stockholders’ Equity	$322,704	$217,903

See notes to consolidated financial statements.

EPIZYME, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

(Amounts in thousands except per share data)

	Three Months Ended March 31,
	2016	2015
Collaboration revenue	$472	$911

Operating expenses:
Research and development	17,740	57,051
General and administrative	5,846	5,237

Total operating expenses	23,586	62,288

Operating loss	(23,114)	(61,377)

Other income, net:
Interest income, net	220	31
Other income, net	15	20

Other income, net	235	51

Net loss	$(22,879)	$(61,326)

Loss per share allocable to common stockholders:
Basic	$(0.41)	$(1.75)
Diluted	$(0.41)	$(1.75)

Weighted average shares outstanding:
Basic	55,149	34,992
Diluted	55,149	34,992

Comprehensive loss	$(22,879)	$(61,326)

See notes to consolidated financial statements.

EPIZYME, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,879)	$(61,326)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	—	40,000
Depreciation and amortization	389	260
Stock-based compensation	2,373	2,416
Loss on disposal of property and equipment	—	6
Changes in operating assets and liabilities:
Accounts receivable	86	1,710
Prepaid expenses and other current assets	(990)	305
Accounts payable	(2,417)	(3,201)
Accrued expenses	(1,607)	(1,848)
Deferred revenue	(472)	(931)
Restricted cash and other assets	117	(84)
Other long-term liabilities	(46)	(18)

Net cash used in operating activities	(25,446)	(22,711)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of in-process research and development	—	(40,000)
Purchases of property and equipment	(70)	(163)

Net cash used in investing activities	(70)	(40,163)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment under capital lease obligation	(135)	(55)
Proceeds from public offering, net of commissions	130,067	117,030
Proceeds from stock options exercised	141	99
Issuance of shares under employee stock purchase plan	150	239
Payment of public offering costs	(374)	(30)

Net cash provided by financing activities	129,849	117,283

Net increase in cash and cash equivalents	104,333	54,409
Cash and cash equivalents, beginning of period	208,323	190,095

Cash and cash equivalents, end of period	$312,656	$244,504

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Equipment acquired under capital lease	—	1,732
Public offering costs incurred but unpaid at period end	—	338

See notes to consolidated financial statements.

EPIZYME, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Overview

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

The Company has additional programs in development, including pinometostat, a clinical program that is subject to a collaboration with Celgene Corporation and Celgene RIVOT Ltd., an affiliate of Celgene Corporation (“Celgene”) (refer to Note 7, Collaborations), three preclinical programs for small molecule HMT inhibitors that are subject to a collaboration with Glaxo Group Limited, an affiliate of GlaxoSmithKline (“GSK”), three preclinical programs for small molecule HMT inhibitors that are subject to a collaboration with Celgene (refer to Note 7, Collaborations), and five novel targets for which the Company retains worldwide global development and commercialization rights.

In January 2016, the Company raised $130.1 million of net proceeds after underwriting discounts and commissions, but before direct and incremental costs of the offering, upon the sale of 15,333,334 shares of its common stock in a public offering. Through March 31, 2016, the Company has raised an aggregate of $722.2 million to fund its operations, of which $201.6 million was non-equity funding through its collaboration agreements, $444.6 million was from the sale of common stock in the Company’s public offerings and $76.0 million was from the sale of redeemable convertible preferred stock in private financings prior to the Company’s initial public offering in May 2013. As of March 31, 2016, the Company had $312.7 million in cash and cash equivalents.

The Company commenced active operations in early 2008. Since its inception, the Company has generated an accumulated deficit of $266.3 million through March 31, 2016 and will require substantial additional capital to fund its research and development. The Company is subject to risks common to companies in the biotechnology industry, including, but not limited to, risks of failure of preclinical studies and clinical trials, the need to obtain additional financing to fund the future development of tazemetostat and the rest of its pipeline, the need to obtain marketing approval for its product candidates, the need to successfully commercialize and gain market acceptance of its product candidates, dependence on key personnel, protection of proprietary technology, compliance with government regulations, development by competitors of technological innovations and ability to transition from pilot-scale manufacturing to large-scale production of products.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “Annual Report”).

The unaudited consolidated financial statements include the accounts of the Company and its wholly owned, controlled subsidiary, Epizyme Securities Corporation. All intercompany transactions and balances of subsidiaries have been eliminated in consolidation. In the opinion of management, the information furnished reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair presentation of the results for the reported interim periods. The Company considers events or transactions that occur after the balance sheet date but before the consolidated financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The three months ended March 31, 2016 and 2015 are referred to as the first quarter of 2016 and 2015, respectively. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period.

Significant Accounting Policies

As the clinical development plan for tazemetostat progresses, the Company expects research and development expenses and, in particular, the accounting for clinical trial accruals to be an increasingly significant accounting policy.

Research and Development Expenses

Research and development expenses are expensed as incurred. Research and development expenses are comprised of costs incurred in providing research and development activities, including salaries and benefits, facilities costs, overhead costs, contract research and development services, and other outside costs. Nonrefundable advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made.

External research and development expenses associated with the Company’s programs include clinical trial site costs, clinical manufacturing costs, costs incurred for consultants and other outside services, such as data management and statistical analysis support, and materials and supplies used in support of the clinical and preclinical programs. Internal costs of the Company’s clinical programs include salaries, stock based compensation, and the portion of the Company’s facility costs allocated to research and development expense. When third-party service providers’ billing terms do not coincide with the Company’s period-end, the Company is required to make estimates of its obligations to those third parties, including clinical trial and pharmaceutical development costs, contractual services costs and costs for supply of its drug candidates, incurred in a given accounting period and record accruals at the end of the period. The Company bases its estimates on its knowledge of the research and development programs, services performed for the period, past history for related activities and the expected duration of the third-party service contract, where applicable.

The Company generally accrues expenses related to research and development activities based on the services received and efforts expended pursuant to contracts with multiple contract research organizations that conduct and manage clinical trials, as well as other vendors that provide research and development services. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to vendors will exceed the level of services provided and result in a prepayment of the clinical expense. Payments under some of these contracts depend on factors such as the successful enrollment of subjects and the completion of clinical trial milestones. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from estimates, the Company would adjust the accrual or prepaid accordingly in future periods.

There have been no other material changes or other required disclosures to the Company’s significant accounting policies during the three months ended March 31, 2016, as compared to the significant accounting policies disclosed in Note 2, Summary of Significant Accounting Policies, of the Company’s financial statements included in the Annual Report.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue From Contracts With Customers. ASU 2014-09 amends Accounting Standards Codification (“ASC”) 605, Revenue Recognition, by outlining a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU 2014-09 will be effective for the Company for interim and annual periods beginning after December 15, 2017. The Company is evaluating the impact that this ASU may have on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 amends ASC 205-40, Presentation of Financial Statements—Going Concern, by providing guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements, including requiring management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements and providing certain disclosures if there is substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 will be effective for the Company for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. If this standard had been adopted as of March 31, 2016, the Company believes that it would have concluded there was not substantial doubt about its ability to continue as a going concern. However, the Company’s disclosures in future periods may be affected by the adoption of this accounting standard.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize a right-of-use asset and lease liability for most lease arrangements. The new standard is effective for annual reporting periods beginning after December 15, 2018 with early adoption permitted. The Company is currently evaluating the potential changes from this ASU to the Company’s future financial reporting and disclosures.

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

The Company’s financial instruments as of March 31, 2016 and December 31, 2015 consisted primarily of cash and cash equivalents, accounts receivable and accounts payable. As of March 31, 2016 and December 31, 2015, the Company’s financial assets recognized at fair value consisted of the following:

	Fair Value as of March 31, 2016
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents	$297,269	$297,269	$—	$—

Total	$297,269	$297,269	$—	$—

	Fair Value as of December 31, 2015
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents	$197,023	$197,023	$—	$—

Total	$197,023	$197,023	$—	$—

4.	Accrued Expenses

Accrued expenses consisted of the following:

	March 31, 2016	December 31, 2015
	(In thousands)
Employee compensation and benefits	$1,342	$3,314
Research and development expenses	7,056	6,518
Professional services and other	1,330	1,503

Accrued expenses	$9,728	$11,335

5.	Income Taxes

The Company did not record a federal or state income tax provision or benefit for the three months ended March 31, 2016 or 2015 due to the expected loss before income taxes to be incurred for the years ended December 31, 2016 and 2015, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets.

6.	Commitments and Contingencies

There have been no significant changes to the Company’s commitments and contingencies in the three months ended March 31, 2016, as compared to those disclosed in Note 6, “Commitments and Contingencies” included in its Annual Report, except as summarized below.

The Company made a $3.0 million milestone payment in the first quarter of 2016 under the second amendment to the companion diagnostic agreement with Roche Molecular Systems, Inc. (“Roche”).

7.	Collaborations

Celgene

In April 2012, the Company entered into a collaboration and license agreement with Celgene. In July 2015, the Company entered into an amendment and restatement of its collaboration and license agreement with Celgene.

Agreement Structure

Under the original agreement, the Company granted Celgene an exclusive license, for all countries other than the United States, to small molecule HMT inhibitors targeting DOT1L, including pinometostat, and an option, on a target-by-target basis, to exclusively license, for all countries other than the United States, rights to small molecule HMT inhibitors targeting any other HMT targets, excluding EZH2 and targets covered by the collaboration and license agreement with GSK. Under the original agreement, Celgene’s option was exercisable during an option period that would have expired in July 2015. Under the amended and restated collaboration and license agreement:

•	Celgene retains its exclusive license to small molecule HMT inhibitors targeting DOT1L, including pinometostat,

•	Celgene’s option rights have been narrowed to HMT inhibitors targeting three predefined targets (the “Option Targets”),

•	The exclusive licenses to HMT inhibitors targeting two of the Option Targets that Celgene may acquire have been expanded to include the United States, with the exclusive license to the third Option Target continuing to be for all countries other than the United States,

•	Celgene’s option period has been extended for each of the Option Targets and is exercisable at the time of the Company’s IND filing for an HMT inhibitor targeting the applicable Option Target, upon the payment by Celgene at such time of a pre-specified development milestone-based license payment,

•	Celgene’s license may be maintained beyond the end of phase 1 clinical development for each of the Option Targets, upon payment by Celgene at such time of a pre-specified development milestone-based license payment, and

•	The Company’s research and development obligations with respect to each Option Target under the amended agreement have been extended for at least an additional three years, subject to Celgene exercising its option with respect to such Option Target at IND filing. Subject to the Company’s Opt-Out rights described below, the Company’s research and development obligations have been expanded to include the completion of a phase 1 clinical trial as to each Option Target following Celgene’s exercise of its option at IND filing.

The amended and restated agreement eliminated the right of first negotiation that the Company had granted to Celgene under the original agreement with respect to business combination transactions that the Company may desire to pursue with third parties.

The Company is primarily responsible for the research strategy under the collaboration. During each applicable option period the Company is required to use commercially reasonable efforts to carry out a mutually agreed-upon research plan for each Option Target. Subject to the Company’s opt-out right, for the DOT1L target and each of the Option Targets, the Company is required to conduct and solely fund development costs of the Phase 1 clinical trials for HMT inhibitors directed to such targets. After the completion of Phase 1 development, as to DOT1L and the Option Target for which the Company retains U.S. rights, Celgene and the Company will equally co-fund global development and each party will solely fund territory-specific development costs for its respective territory; and, as to the other two Option Targets, after the completion of Phase 1 development, Celgene will solely fund all development costs on a worldwide basis.

Under the original agreement, the Company received a $65.0 million upfront payment and $25.0 million from the sale of its series C redeemable convertible preferred stock to an affiliate of Celgene, of which $3.0 million was considered a premium and included as collaboration arrangement consideration for a total upfront payment of $68.0 million. In addition, the Company received a $25.0 million clinical development milestone payment and $6.9 million of global development co-funding through March 31, 2016. Under the amended agreement, the Company received a $10.0 million upfront payment in exchange for the Company’s extension of Celgene’s option rights to the Option Targets and the Company’s research and development obligations. In addition, the Company is eligible to earn an aggregate of up to $75.0 million in development milestone and license payments, up to $365.0 million in regulatory milestone payments and up to $170.0 million in sales milestone payments related to the three Option Targets. The Company remains eligible to earn $35.0 million in an additional clinical development milestone payment and up to $100.0 million in regulatory milestone payments related to DOT1L. The Company is also eligible to receive royalties on each of the Option Targets as specified in the amended and restated agreement. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, the Company may not receive any additional milestone or royalty payments from Celgene.

Collaboration Revenue

Through March 31, 2016, the Company has recognized $72.9 million of total collaboration revenue since the inception of the collaboration, including $0.5 million and $0.1 million in the three months ended March 31, 2016 and 2015, respectively, and $0.1 million and $0.5 million in the three months ended March 31, 2016 and 2015, respectively, of total global development co-funding as a reduction to research and development expense.

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

Collaboration Revenue

Through March 31, 2016, the Company has received a total of $53.0 million in cash under the GSK agreement, which the Company recognized as collaboration revenue in the condensed consolidated statements of operations and comprehensive loss, including $0.8 million in the three months ended March 31, 2015. As of December 31, 2015, the Company did not have any remaining deferred revenue related to this agreement and any future revenues will relate to any milestone payments and royalties received under the agreement, if any.

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

The Company recorded the reacquisition of worldwide rights, excluding Japan, to the EZH2 program, including tazemetostat, under the amended and restated collaboration and license agreement with Eisai as an acquisition of an in-process research and development asset. As this asset was acquired without corresponding processes or activities that would constitute a business, has not achieved regulatory approval for marketing and, absent obtaining such approval, has no alternative future use, the Company recorded the $40.0 million upfront payment made to Eisai in March 2015 as research and development expense in the consolidated statements of operations and comprehensive loss. The Company has also agreed to pay Eisai up to $20.0 million in clinical development milestone payments, up to $50.0 million in regulatory milestone payments and royalties at a percentage in the mid-teens on worldwide net sales of any EZH2 product, excluding net sales in Japan. The Company is eligible to receive from Eisai royalties at a percentage in the mid-teens on net sales of any EZH2 product in Japan.

Companion Diagnostics

Roche. In December 2012, Eisai and the Company entered into an agreement with Roche under which Eisai and the Company engaged Roche to develop a companion diagnostic to identify patients who possess certain point mutations of EZH2. In October 2013, this agreement was amended to include additional point mutations in EZH2. The development costs due under the amended agreement with Roche were the responsibility of Eisai until the execution of the amended and restated collaboration and license agreement with Eisai in March 2015, at which time the Company assumed responsibility for the remaining development costs due under the agreement. In December 2015, the Company entered into the second amendment to the companion diagnostic agreement with Roche. The Company is responsible for the remaining development costs of $12.0 million due under the second amendment as of March 31, 2016. The Company expects the remaining development costs under the second amendment to be paid and incurred through 2019.

Under the agreement with Roche, Roche is obligated to use commercially reasonable efforts to develop and to make commercially available the companion diagnostic. Roche has exclusive rights to commercialize the companion diagnostic.

The agreement with Roche will expire when the Company is no longer developing or commercializing tazemetostat. The Company may terminate the agreement by giving Roche 90 days’ written notice if the Company discontinues development and commercialization of tazemetostat or determines, in conjunction with Roche, that the companion diagnostic is not needed for use with tazemetostat. Either the Company or Roche may also terminate the agreement in the event of a material breach by the other party, in the event of material changes in circumstances that are contrary to key assumptions specified in the agreement or in the event of specified bankruptcy or similar circumstances. Under specified termination circumstances, Roche may become entitled to specified termination fees.

8.	Stock-Based Compensation

Total stock-based compensation expense related to stock options, restricted stock units and the employee stock purchase plan was $2.4 million and $2.4 million for the three months ended March 31, 2016 and 2015, respectively.

Stock-based compensation expense is classified in the consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Research and development	$1,247	$1,358
General and administrative	1,126	1,058

Total	$2,373	$2,416

Stock Options

The weighted-average fair value of options, estimated as of the grant date using the Black-Scholes option pricing model, was $6.12 and $15.01 per option for those options granted during the three months ended March 31, 2016 and 2015, respectively. Key assumptions used to apply this pricing model were as follows:

	Three Months Ended March 31
	2016	2015
Risk-free interest rate	1.2%	1.5%
Expected life of options	6.0 years	6.0 years
Expected volatility of underlying stock	78.8%	84.4%
Expected dividend yield	0.0%	0.0%

The following is a summary of stock option activity for the three months ended March 31, 2016:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at December 31, 2015	3,100	$15.20
Granted	1,405	9.03
Exercised	(47)	3.03
Forfeited or expired	(259)	16.88

Outstanding at March 31, 2016	4,199	$13.24	7.4	$15,087

Exercisable at March 31, 2016	1,489	$10.19	3.8	$10,021

As of March 31, 2016, there was $21.8 million of unrecognized compensation cost related to stock options that are expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 3.1 years.

Restricted Stock Units

The following is a summary of restricted stock unit activity for the three months ended March 31, 2016:

	Number of Units	Weighted Average Grant Date Fair Value per Unit
Outstanding at December 31, 2015	37,313	$18.49
Granted	80,732	$9.29
Vested	(31,971)	12.20

Outstanding at March 31, 2016	86,074	$12.20

In February 2016 the Company granted 80,732 restricted stock units with a grant date fair value of $9.29 per unit, in accordance with the Company’s chief financial officer’s employment agreement. One quarter of these restricted stock units vested on February 9, 2016 and the remaining three quarters will vest on a straight line basis over 36 months. As of March 31, 2016 there was $0.9 million of unrecognized compensation cost related to restricted stock units that are expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 2.9 years.

9.	Loss Per Share

Basic and diluted loss per share allocable to common stockholders are computed as follows:

	Three Months Ended March 31,
	2016	2015
	(In thousands except per share data)
Net loss	$(22,879)	$(61,326)
Weighted average shares outstanding	55,149	34,992

Basic and diluted loss per share allocable to common stockholders	$(0.41)	$(1.75)

In January 2016, the Company issued an additional 15,333,334 shares of common stock in connection with a public offering. The issuance of these shares contributed to a significant increase in the Company’s shares outstanding as of March 31, 2016 and in the weighted average shares outstanding for the three months ended March 31, 2016 when compared to the comparable prior year period, and is expected to continue to impact the year-over-year comparability of the Company’s (loss) earnings per share calculations through 2016.

The following common stock equivalents were excluded from the calculation of diluted loss per share allocable to common stockholders because their inclusion would have been anti-dilutive:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Stock options	4,199	3,496
Unvested restricted stock units	86	37
Shares issuable under employee stock purchase plan	7	2

	4,292	3,535

10.	Related Party Transactions

Celgene has made a series of equity investments in the Company, owning 3,674,640 shares of common stock representing 6.4% of the Company’s common stock as of March 31, 2016. Refer to Note 7, Collaborations for additional information regarding its original agreement with Celgene entered into in April 2012 and the amended and restated agreement with Celgene entered into in July 2015.

The Company recognized $0.5 million and $0.1 million of collaboration revenue in the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016 and December 31, 2015, the Company’s deferred revenue balances included $30.2 million and $30.7 million related to the Celgene amended and restated agreement and original agreement, respectively. Additionally, in the three months ended March 31, 2016 and 2015, respectively, the Company recorded $0.1 million and $0.5 million, respectively, in global development co-funding from Celgene.

11.	Subsequent Events

On April 15, 2016, the Company entered into a Sales Agreement with Cowen and Company, LLC (“Cowen”) to sell, from time to time, shares of the Company’s common stock having an aggregate sales price of up to $50,000,000 through an “at the market offering” program under which Cowen will act as sales agent (the “ATM Offering”). Through May 6, 2016, the Company has not sold any shares of its common stock in the ATM Offering. The Company has no obligation to sell any of its common stock under the Sales Agreement.

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

Our lead product candidate, tazemetostat, is a potent and selective inhibitor of the EZH2 HMT, an enzyme that plays an important role in various cancers. In our ongoing phase 1 clinical trial of tazemetostat in patients with relapsed or refractory non-Hodgkin lymphoma, or NHL, or in patients with advanced solid tumors, tazemetostat has shown meaningful clinical activity as a monotherapy, with an acceptable safety profile, in both NHL and in certain genetically-defined solid tumors. We are currently evaluating tazemetostat in a phase 2 study in adults with relapsed or refractory NHL, and a phase 2 study in adults and a phase 1 study in children with certain genetically-defined solid tumors. In addition, we plan to initiate clinical trials of tazemetostat in combination with other therapies being used or investigated for the treatment of NHL. The first of these studies will test tazemetostat in combination with R-CHOP, the standard of care front-line combination treatment for diffuse large B-cell lymphoma, or DLBCL, an aggressive form of NHL, in front line elderly patients with DLBCL. We plan to initiate this phase 1b/2 study in mid-2016. The second of these studies will be conducted in patients with relapsed or refractory DLBCL, and will test tazemetostat in combination with either an anti-PD1 antibody or an anti-PDL1 antibody, which represent an important emerging class of biologic therapies and therapeutic candidates that enhance the body’s immune response to cancer, and are commonly referred to as checkpoint inhibitors. We are seeking to enter into a collaboration agreement in mid-2016 and would plan to initiate this study as soon as possible thereafter. In addition, we plan to initiate in the third quarter of 2016 a phase 2 study of tazemetostat in patients with mesothelioma characterized by a loss-of-function of BAP1. We are continuing to explore in preclinical testing other tumor types that may be sensitive to tazemetostat.

We own the global development and commercialization rights to tazemetostat outside of Japan. Eisai Co. Ltd, or Eisai, holds the rights to develop and commercialize tazemetostat in Japan, and holds a limited right of first negotiation for the rest of Asia. Tazemetostat is protected by U.S. composition of matter patents, which are expected to expire in 2032. In February 2016, tazemetostat was granted orphan drug designation by the FDA for the treatment of malignant rhabdoid tumors, or MRT. The orphan drug designation applies to INI1-negative MRT as well as SMARCA4-negative malignant rhabdoid tumor of ovary, or MRTO.

Pinometostat, an inhibitor of the DOT1L HMT, is our other product candidate in clinical development. We are conducting a phase 1 clinical trial of pinometostat for the treatment of children with MLL-r, an acute leukemia with genetic alterations of the MLL gene. Under our collaboration with Celgene Corporation and Celgene RIVOT Ltd., an affiliate of Celgene Corporation, which we collectively refer to as Celgene, we own commercialization rights to pinometostat in the United States and Celgene owns commercialization rights to pinometostat outside the United States. Along with Celgene, we are also investigating in preclinical studies combinations of pinometostat with other targeted therapies for the treatment of adults with MLL-r.

We have additional small molecule HMT inhibitors that are being developed under our collaborations with Glaxo Group Limited (an affiliate of GlaxoSmithKline), or GSK, and Celgene. Under our collaboration with GSK, GSK is developing small molecule inhibitors against three novel HMT targets including protein arginine methyltransferase 5, or PRMT5. We discovered these HMT inhibitors using our proprietary drug discovery platform. GSK has worldwide rights to the inhibitors of the three HMT targets that we delivered to them under the collaboration. Under our collaboration with Celgene, we are developing small molecule inhibitors directed to three other HMT targets in addition to pinometostat. Under the collaboration, we are responsible for all preclinical discovery work as well as phase 1 clinical development for all three targets. Celgene has the option to license worldwide rights to inhibitors directed at two of the three targets, and the option to license ex-U.S. rights to inhibitors directed to the third target. We retain rights to develop and commercialize the third target in the United States. Beyond tazemetostat and pinometostat, and the partnered programs with GSK and Celgene, we have also identified five novel epigenetic targets for which we are developing small molecule inhibitors in preclinical drug discovery. We own the global development and commercialization rights to these programs. All of our novel targets have been identified internally using our proprietary drug discovery platform, and all of our small molecule inhibitors have been discovered internally.

We commenced active operations in early 2008, and since inception, have incurred significant operating losses. As of March 31, 2016, our accumulated deficit totaled $266.3 million. As a clinical stage company, we expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect our expenses to increase in connection with our ongoing activities, including as we execute on our clinical development plans for tazemetostat.

Tazemetostat Development Program Update

The following table summarizes selected current and near-term planned studies for tazemetostat:

Recent program highlights include:

•	We have submitted an abstract to present a study update from our ongoing, international, registration supporting five-arm phase 2 study of tazemetostat in patients with relapsed or refractory NHL at the American Society of Hematology, or ASH, Meeting on Lymphoma Biology in June 2016. This presentation will include a progress update on study enrollment, safety experience for all patients enrolled and an early look at clinical activity in the patient populations that have surpassed their futility hurdles as confirmed by the Independent Data Monitoring Committee, or IDMC. The three arms confirmed to have surpassed the futility hurdle are the three DLBCL arms (germinal center with wild type EZH2, germinal center with mutant EZH2 and non-germinal center). Surpassing futility in each of the DLBCL arms is based on observing at least one objective response in the first ten patients enrolled. Responses have been observed in the two arms enrolling patients with follicular lymphoma; however, neither arm has yet reached its futility hurdle, which is at least two objective responses out of the first ten patients enrolled.

The IDMC recently approved our planned expansion of enrollment in all five arms of the phase 2 study in patients with NHL. We intend to increase the total study size to 270 patients from 150. The three arms enrolling patients with DLBCL will now enroll 60 patients each, and the two arms enrolling patients with follicular lymphoma will now enroll 45 patients each. This expansion will enable more precision around the level of activity in each population subtype, which will provide guidance for determining next steps in each population and the statistical design of potential subsequent trials.

This enrollment expansion will take place globally. As of May 2, 2016, we have sites open for enrollment in France, the United Kingdom, Italy, Australia and Canada and plan to open additional sites through the end of the year in the United States for the DLBCL arms and other European countries for all of the arms. Pending abstract submission and acceptance, we plan to present a second study update at the ASH Annual Meeting in late 2016;

•	We recently expanded the number of arms in the phase 2 study of tazemetostat in adult patients with genetically defined solid tumors to five arms from three due to a higher accrual of patients with certain INI1-negative tumors than we anticipated. The two arms enrolling patients with rhabdoid tumors and synovial sarcomas remain unchanged. A third arm will continue to enroll patients with other INI1-negative tumors and we have now separated out two specific INI1-negative cohorts from the third arm. One arm will enroll patients with renal medullary carcinoma and another will enroll patients with epithelioid sarcoma. Pending abstract submission and acceptance, we plan to present preliminary data from the phase 2 adult solid tumor study at the EORTC-NCI-AACR Molecular Targets and Cancer Therapeutics Symposium in late 2016;

•	The phase 1 dose-escalation and expansion study of tazemetostat in approximately 40 pediatric patients with certain INI1-negative tumors, including rhabdoid tumors and synovial sarcomas, is enrolling well, and the study has escalated to the second dose level;

•	We presented data from the food effect and drug-drug interaction clinical pharmacology sub-studies of the ongoing phase 1 study of tazemetostat in relapsed or refractory NHL or advance solid tumors at the 2016 American Association for Cancer Research Annual Meeting, or AACR, in April 2016, showing that in studies, tazemetostat was able to be dosed with or without food and that tazemetostat was only a weak inducer of CYP3A-mediated metabolism, which we believe suggests that any potential interactions with other treatments metabolized through this pathway will be mild;

•	In May 2016, the FDA accepted our IND application for tazemetostat for the treatment of adults with mesothelioma characterized by BAP1 loss-of-function. We plan to initiate a phase 2 trial in patients with mesothelioma in the third quarter of 2016; and,

•	In May 2016, we announced that we have entered into an agreement with the Lymphoma Academic Research Organisation, or LYSARC, for the first planned combination trial of tazemetostat. LYSARC is the operational arm of the Lymphoma Study Association, or LYSA, a premier cooperative French lymphoma group. This phase 1b/2 study will evaluate tazemetostat in combination with R-CHOP as a front-line treatment in elderly, high-risk patients with DLBCL and is expected to begin in mid-2016.

Corporate Strategy

Our goal is to become a fully integrated development and commercial oncology company developing novel epigenetic therapies for cancer patients. We have a robust proprietary drug discovery platform and the demonstrated ability to move candidates into clinical development. As we prepare to commercially launch tazemetostat, if approved, we plan to build out the infrastructure necessary to support the successful launch and marketing of this compound. The key elements of our strategy to achieve this goal are to:

•	Rapidly Advance the Clinical Development of Tazemetostat. We are executing a comprehensive clinical development program of tazemetostat for NHL and certain genetically-defined solid tumors. If we see sufficient evidence of a therapeutic effect in any of these trials, we plan to meet with regulatory authorities to discuss the possibility of an expedited clinical development and regulatory pathway for the applicable program. If sufficiently safe and active in the target patient populations, we believe that tazemetostat may be able to rely on an expedited regulatory approval process.

•	Seek to Expand the Range of Potential Indications for Tazemetostat. The R-CHOP combination study we are pursuing is designed to investigate the utility of tazemetostat in front line DLBCL, which would expand the potential commercial opportunity for tazemetostat. We also have over two dozen academic collaborations which are investigating the role of tazemetostat in other cancer types in preclinical models. If we see strong preclinical evidence of sensitivity of specific tumors to EZH2 inhibition, and if a medical need exists, we will consider initiating proof of concept human clinical trials.

•	Establish Commercialization and Marketing Capabilities in the United States. We have retained commercialization rights in the United States for all of our programs, other than the three programs that are the subject of our GSK collaboration and two of the programs that are the subject of our collaboration with Celgene. We plan to retain commercialization rights in the United States and possibly selected foreign jurisdictions in connection with any future oncology collaborations. We intend to build a focused specialty sales force and marketing capabilities to commercialize any of our oncology drugs that receive regulatory approval in the United States, and the capability of leading global commercial strategy.

•	Use Our Drug Discovery Platform to Build a Pipeline of Proprietary CMP Inhibitors. Using our proprietary drug discovery platform, we are developing additional novel, small molecule inhibitors of CMPs involved in cancer. We currently hold U.S. development and commercialization rights to one of our three preclinical programs subject to Celgene’s option under our collaboration. In addition, we have identified five novel CMP targets against which we are developing small molecule inhibitors in preclinical drug discovery, for which we own all development and commercialization rights.

•	Leverage Collaborations. Our therapeutic collaborations with Celgene, GSK and Eisai provide us with access to the considerable scientific, development, regulatory and commercial capabilities of our collaborators. Our collaborations with Celgene and GSK potentially provide us with significant funding. We believe that collaborations like these can contribute to our ability to rapidly advance our product candidates, build our product platform and concurrently progress a wide range of discovery and development programs, and we may seek to enter into additional therapeutic collaborations in the future.

•	Develop Companion Diagnostics for Use with Our Therapeutic Product Candidates. We plan to seek to develop companion diagnostics for use in connection with our therapeutic product candidates where appropriate. We believe that this approach may enable us to accelerate the clinical development and regulatory timelines for our therapeutic product candidates and, for any of our therapeutic product candidates that receive marketing approval, improve patient care by identifying patients who are more likely to benefit from the therapy. We intend to develop diagnostics based on currently available diagnostic technologies to the extent possible in order to minimize development and regulatory risk of our diagnostic programs. We are working with Roche Molecular Systems, Inc., or Roche, to develop a companion diagnostic, based on currently available technology, for use with tazemetostat for NHL patients with EZH2 point mutations and are relying on existing laboratory tests for use with pinometostat to identify MLL-r patients. We also plan to develop a companion diagnostic to identify BAP1 loss-of-function in patients’ tumors for our mesothelioma program, if needed.

Collaborations

Refer to Note 7, Collaborations, of the notes to our consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of the key terms of our arrangements with Eisai, Celgene and GSK, as well as the related accounting and revenue recognition considerations.

Results of Operations

Collaboration Revenue

The following is a comparison of collaboration revenue for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015	Change
	(In millions)
Collaboration revenue	$0.5	$0.9	$(0.4)

Our revenue consists of collaboration revenue, including amounts recognized from deferred revenue related to upfront payments for licenses or options to obtain licenses in the future, research and development services revenue earned and milestone payments earned under collaboration and license agreements with our collaboration partners.

The following table summarizes our collaboration revenue, by collaboration, for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
Collaboration Partner	2016	2015	Change
	(In millions)
Celgene
Upfront revenue:	$0.5	$0.1	$0.4
GSK
Upfront Revenue:	—	0.5	(0.5)
Research and development revenue:	—	0.3	(0.3)

Total collaboration revenue	$0.5	$0.9	$(0.4)

Collaboration revenue recognized from deferred revenue from upfront payments in the three months ended March 31, 2016 consisted entirely of $0.5 million recognized from deferred revenue related to our Celgene agreement, as compared to $0.1 million under our original Celgene agreement and $0.5 million under our GSK agreement in the three months ended March 31, 2015. We did not recognize any collaboration revenue for research and development services in the three months ended March 31, 2016, as compared to $0.3 million under our GSK agreement in the three months ended March 31, 2015. We had no milestone revenue in the three months ended March 31, 2016 or 2015.

Collaboration revenues under the Celgene agreement increased in the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, primarily due to the recognition of deferred revenue attributed to the pinometostat clinical trial services as part of the accounting for the amended and restated Celgene agreement. Collaboration revenues under the GSK agreement decreased in the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, due to the substantial completion of our research obligations under the agreement by the end of the first quarter of the prior year.

As of March 31, 2016, all of our deferred revenue related to our Celgene collaboration. The recognition of deferred revenue under the amended and restated Celgene agreement is largely dependent on the future development of the non-pinometostat targets that are subject to the collaboration, as $28.8 million of the $30.2 million of total deferred revenue as of March 31, 2016 relates to the non-pinometostat targets. We do not expect to recognize any of the remaining $28.8 million of deferred revenue as of March 31, 2016 related to the three non-pinometostat targets for the next several years, unless or until Celgene exercises their option rights with respect to those targets or those option rights lapse. We expect to recognize $1.4 million of deferred revenue related to the Celgene agreement through December 31, 2016, as we provide the remaining research and development services related to the pinometostat phase 1 clinical trials.

Since we have no further performance obligations under the GSK collaboration, future revenues will relate to milestone payments and royalties received under the agreement, if any. In addition, following the execution of the amended and restated collaboration and license agreement with Eisai, we do not expect to recognize any further amounts from Eisai, except for potential royalties on tazemetostat product sales in Japan that we may receive in the future.

Research and Development

The following is a comparison of research and development expenses for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015	Change
	(In millions)
Research and development	$17.7	$57.1	$(39.4)

Research and development expenses consist of expenses incurred in performing research and development activities, including clinical trial and related clinical manufacturing expenses, fees paid to third party clinical research organizations, or CROs, compensation and benefits for full-time research and development employees, facilities expenses, overhead expenses, and other outside expenses. As we advance our product platform, we are conducting research on several prioritized HMT and other CMP targets. Our research and development team is organized such that the strategy, design, management and evaluation of results of all of our research and development plans is accomplished internally while some of our research and development activities are executed using our multinational network of CROs. In the early phases of development, our research and development costs are often devoted to enhancing our product platform and are not necessarily allocable to specific targets. In circumstances where our collaboration and license agreements provide for equally co-funded global development under joint risk sharing collaborations, amounts received from collaboration partners for such co-funding are recorded as a reduction to research and development expense.

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

The following table illustrates the components of our research and development expenses:

	Three Months Ended March 31,
Product Program	2016	2015
	(In millions)
External research and development expenses:
Tazemetostat and related EZH2 programs	$6.5	$41.4
Pinometostat and related DOT1L programs	0.9	2.1
Discovery and preclinical stage product programs, collectively	3.2	6.2
Internal research and development expenses	7.1	7.4

Total research and development expenses	$17.7	$57.1

During the three months ended March 31, 2016 total research and development expenses decreased by $39.3 million, primarily due to the $40.0 million upfront payment that we made in the first quarter of 2015 to Eisai to reacquire the worldwide rights, excluding Japan, to the EZH2 program, including tazemetostat.

After adjusting for the prior year first quarter payment of $40.0 million to Eisai, external research and development expenses for tazemetostat increased $5.1 million during the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. External research and development costs include the ongoing phase 1 and phase 2 clinical trial costs, discovery and preclinical research in support of the tazemetostat program, expenses associated with our companion diagnostic program, and external manufacturing costs related to the acquisition of active pharmaceutical ingredient and manufacturing of clinical drug supply.

External research and development expenses for pinometostat for the three months ended March 31, 2016 decreased by $1.2 million compared to the three months ended March 31, 2015. The decline in program spending reflects our completion of enrollment in the pinometostat adult and pediatric clinical trials and the associated reduction in costs to support the preclinical and research programs. We completed enrollment in our pinometostat pediatric phase 1 clinical trial in the first quarter of 2016 and our adult phase 1 clinical trial in the third quarter of 2015. Research and development expenses for pinometostat for the three months ended March 31, 2016 and 2015 are net of $0.1 million and $0.5 million, respectively, of global development co-funding from Celgene.

External research and development expenses for discovery and preclinical stage product programs for the three months ended March 31, 2016 decreased by $3.0 million as compared to three months ended March 31, 2015. This decrease reflects our reprioritization of our discovery and preclinical development programs.

Internal research and development expenses are primarily compensation expenses for our full-time research and development employees. For the three months ended March 31, 2016, internal research and development expenses decreased slightly by $0.3 million from March 31, 2015.

We expect that research and development expenses will increase in 2016, when compared to 2015. The expected increase is primarily driven by the costs of our ongoing and planned clinical trials, including our five-arm phase 2 study in NHL, our phase 2 study in certain genetically-defined solid tumors, our phase 1 dose escalation and dose expansion study of pediatric patients with certain genetically-defined solid tumors, our planned phase 2 mesothelioma study and our planned NHL combination studies. In addition, we expect our discovery and preclinical research costs to increase as we continue the research effort for our partnered targets and expand research efforts on our novel epigenetic targets.

General and Administrative

The following is a comparison of general and administrative expenses for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015	Change
	(In millions)
General and administrative	$5.8	$5.2	$0.6

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

For the three months ended March 31, 2016, our general and administrative expenses increased compared to the three months ended March 31, 2015, primarily due to higher professional services costs and compensation-related expenses to support our growing organization.

We expect that general and administrative expenses will increase in 2016, as compared to 2015, as we expand our staffing and infrastructure to support expanded clinical trial activities, increased research investment, and other expanded operational activities, including increased IP costs.

Other Income, net

Other income (expense), net consists of interest income earned on our cash equivalents, net of imputed interest expense paid under our capital lease obligation, and other income recorded from a tax incentive award received in 2013. Interest income, net increased $0.2 million for the three months ended March 31, 2016 compared to March 31, 2015, due to our increased cash balance as a result of the January 2016 financing.

Income Tax Expense

We did not record a federal or state income tax provision or benefit for the three months ended March 31, 2016 and 2015 due to the expected loss before income taxes to be incurred for the years ended December 31, 2016 and 2015, as well as our continued maintenance of a full valuation allowance against our net deferred tax assets.

Liquidity and Capital Resources

In January 2016, we raised $130.1 million of net proceeds after underwriting discounts and commissions, but before direct and incremental costs of the offering, upon the sale of 15,333,334 shares of our common stock in a public offering. Through March 31, 2016, we have raised an aggregate of $722.2 million to fund our operations, of which $201.6 million was non-equity funding through our collaboration agreements, $444.6 million was from the sale of common stock in our public offerings and $76.0 million was from the sale of redeemable convertible preferred stock. As of March 31, 2016, we had $312.7 million in cash and cash equivalents.

On April 15, 2016, we entered into a Sales Agreement with Cowen and Company, LLC, or Cowen, to sell, from time to time, shares of our common stock having an aggregate sales price of up to $50,000,000 through an “at the market offering” program under which Cowen will act as sales agent, which we refer to as the ATM Offering. The shares that may be sold under the Sales Agreement, if any, will be issued and sold pursuant to the Company’s $250,000,000 universal shelf registration statement on Form S-3 that was declared effective by the Securities and Exchange Commission on April 29, 2016. Through May 6, 2016, we have not sold any shares of our common stock in the ATM Offering. We have no obligation to sell any of our common stock under the Sales Agreement.

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

Outlook

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash and cash equivalents as of March 31, 2016, will be sufficient to fund our planned operating expenses and capital expenditure requirements through at least the end of 2017, without giving effect to any potential option exercise fees or milestone payments we may receive under our collaboration agreements. We have based this estimate on assumptions that may prove to be wrong, particularly as the process of testing drug candidates in clinical trials is costly and the timing of progress in these trials is uncertain. As a result, we could use our capital resources sooner than we expect.

Cash Flows

The following is a summary of cash flows for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(In millions)
Net cash used in operating activities	$(25.4)	$(22.7)
Net cash used in investing activities	(0.1)	(40.2)
Net cash provided by financing activities	129.8	117.3

Net cash used in operating activities

Net cash used in operating activities was $25.4 million during the three months ended March 31, 2016 compared to $22.7 million during the three months ended March 31, 2015.

The increase in net cash used in operating activities for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 is primarily a result of collection of accounts receivables in the three months ended March 31, 2015 and payment of a development milestone to Roche during the first quarter of 2016 under the second amendment to the companion diagnostic agreement.

Net cash used in operating activities for the three months ended March 31, 2016 primarily relates to our net loss of $22.9 million and a net $5.3 million use of cash from changes in working capital, partially offset by non-cash stock based compensation and depreciation of $2.8 million. The most significant items affecting working capital in the three months ended March 31, 2016 included a $3.0 million development milestone paid to, a $2.0 million reduction of compensation related accruals, reduced accounts payable of $2.4 million and the collection of a $0.7 million tax receivable.

Net cash used in operating activities for the three months ended March 31, 2015 primarily relates to our net loss of $61.3 million less the impact of the $40.0 million upfront payment made to Eisai upon the execution of our amended and restated collaboration and license agreement in March 2015, which is classified as an investing activity in the consolidated statement of cash flows, and a net use of cash related to working capital changes of $4.1 million, partially offset by non-cash stock based compensation and depreciation of $2.7 million.

Net cash used in investing activities

Net cash used in investing activities during the three months ended March 31, 2016 reflects $0.1 million of purchases of property and equipment during the period. Net cash used in investing activities during three months ended March 31, 2015, reflects the $40.0 million upfront payment made to Eisai upon the execution of our amended and restated collaboration and license agreement, under which we reacquired worldwide rights, excluding Japan, to tazemetostat, as well as $0.2 million of purchases of property and equipment.

Net cash provided by financing activities

Net cash provided by financing activities of $129.8 million during the three months ended March 31, 2016 primarily reflects net cash received from our January 2016 public offering of our common stock of $129.7 million as well as cash received from stock option exercises and the purchase of shares under our employee stock purchase plan. This amount was offset in part by the payment of $0.1 million of principal on our capital lease obligation.

Net cash provided by financing activities of $117.3 million during the three months ended March 31, 2015 primarily reflects net cash received from our March 2015 public offering of our common stock as well as cash received for stock option exercises and the purchase of shares under our employee stock purchase plan.

Critical Accounting Policies

Our critical accounting policies are those policies which require the most significant judgments and estimates in the preparation of our consolidated financial statements. Management has determined that our most critical accounting policies are those relating to revenue recognition, stock-based compensation, acquired in-process research and development and research and development expenses, including our accounting for clinical trial expense and accruals. As our clinical development plan for tazemetostat progresses, we expect research and development expenses and, in particular, our accounting for clinical trial accruals to be an increasingly important critical accounting policy. Other than as disclosed below with respect to research and development expenses, there have been no material changes or other required disclosures to our critical accounting policies disclosed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2015, or Annual Report.

Accrued research and development expenses

As part of the process of preparing our financial statements, we are required to estimate our accrued expenses as of each balance sheet date. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. Examples of estimated accrued research and development expenses include fees paid to:

•	contract research organizations in connection with clinical trials;

•	investigative sites in connection with clinical trials;

•	vendors in connection with non-clinical development activities; and

•	vendors related to product manufacturing, development and distribution of clinical supplies.

We generally accrue expenses related to research and development activities based on the services received and efforts expended pursuant to contracts with multiple contract research organizations that conduct and manage clinical trials on our behalf as well as other vendors that provide research and development services. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the expense. Payments under some of these contracts depend on factors such as the successful enrollment of subjects and the completion of clinical trial milestones. In accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we would adjust the accrual or prepaid accordingly. Non-refundable advance payments for goods and services that will be used in future research and development activities are expensed when the activity has been performed or when the goods have been received rather than when the payment is made.

Although we do not expect our estimates to be materially different from amounts actually incurred, if our estimates of the status and timing of services performed differ from the actual status and timing of services performed we may report amounts that are too high or too low in any particular period. To date, there have been no material differences from our estimates to the amount actually incurred.

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

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 amends ASC 205-40, Presentation of Financial Statements—Going Concern, by providing guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements, including requiring management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements and providing certain disclosures if there is substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 will be effective for us for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. The adoption of this standard may affect our disclosures in future periods. If this standard had been adopted as of March 31, 2016, we believe that we would have concluded there was not substantial doubt about our ability to continue as a going concern. However, our disclosures in future periods may be affected by the adoption of this accounting standard.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize a right-of-use asset and lease liability for most lease arrangements. The new standard is effective for annual reporting periods beginning after December 15, 2018 with early adoption permitted. We are currently evaluating the potential changes from this ASU to our future financial reporting and disclosures.

Contractual Obligations

In December 2012, Eisai and we entered into an agreement with Roche under which Eisai and we engaged Roche to develop a companion diagnostic to identify patients who possess certain point mutations of EZH2. In October 2013, this agreement was amended to include additional point mutations in EZH2. The $21.5 million of development costs due under the amended agreement with Roche were the responsibility of Eisai until the execution of our amended and restated collaboration and license agreement with Eisai in March 2015, at which time we assumed responsibility for the remaining development costs due under the agreement. In December of 2015, we entered into the second amendment to the companion diagnostic agreement with Roche and made a $3.0 million milestone payment in the first quarter of 2016. We are responsible for the remaining development costs of $12.0 million due under the second amendment as of March 31, 2016.

There were no other material changes to our contractual obligations during the three months ended March 31, 2016. For a complete discussion of our contractual obligations, please refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2016, we had cash equivalents of $297.3 million consisting of interest-bearing money market accounts and prime money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of these investments, an immediate 100 basis point change in interest rates at levels as of March 31, 2016 would not have a material effect on the fair market value of our cash equivalents.

We contract with CROs and manufacturers internationally. Transactions with these providers are predominantly settled in U.S. dollars and, therefore, we believe that we have only minimal exposure to foreign currency exchange risks. We do not hedge against foreign currency risks.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that the we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer), to allow timely decisions regarding required disclosure.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2016.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Product candidates are subject to continued preclinical safety studies, which may be conducted concurrent with our clinical testing. The outcomes of these safety studies may delay the launch of or enrollment in future clinical studies. For example, in the course of our preclinical safety studies of tazemetostat, we observed the development of lymphoma in Sprague Dawley rats. We have informed the relevant international regulatory authorities, the FDA and the clinical investigators of these findings. Expansion of our development of tazemetostat outside of our ongoing indications in the United States or other countries, will require that we submit an IND or international equivalent or that we submit supplemental materials to the FDA or international regulatory authorities and that we address this matter to the satisfaction of the FDA or international regulatory authorities within the context of patient risk-benefit and in view of the safety and efficacy data from our ongoing and completed clinical trials of tazemetostat. For instance, we are currently unable to conduct our phase 2 trial of tazemetostat in follicular lymphoma patients in the United States. If we are unable to adequately address this matter, we may be unable to conduct clinical trials of tazemetostat in patients with other cancers in the United States or in other countries, our trials may be limited to certain patient populations or our ability to conduct other trials in the United States or in other countries may be delayed.

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

Our product development costs may also increase if we experience delays in clinical testing or in obtaining marketing approvals. We do not know whether any of our preclinical studies or clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant preclinical or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside of the United States. In particular, because certain of our products may be focused on specific patient populations, our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate. In addition, some of our competitors have ongoing clinical trials for product candidates that may treat the broader patient populations within which our product candidates are being developed for the treatment of a subset of identifiable cancer patients, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. For instance, our ongoing clinical trials of tazemetostat in adult and pediatric patients with INI1-negative tumors, certain SMARCA4-negative tumors or synovial sarcoma are targeting rare patient populations. As such, certain arms of these trials may be slow to enroll. In addition, our phase 2 clinical trial of tazemetostat in patients with NHL has two arms targeting patients with EZH2 mutations in their tumors, one in germinal center B-cell, or GCB, DLBCL and one in follicular lymphoma. We believe that patients with these mutations represent between 15% and 25% of the total GCB DLBCL and follicular lymphoma population in the United States and other major reimbursable markets. As such, these arms of the NHL phase 2 study have been, and are likely to continue to be, slower to enroll than the other three arms of the phase 2 NHL clinical trial.

Patient enrollment is affected by other factors including:

•	the severity of the disease under investigation;

•	the eligibility criteria for the trial in question;

•	the perceived risks and benefits of the product candidate under trial;

•	the efforts to facilitate timely enrollment in clinical trials;

•	the patient referral practices of physicians;

•	the ability to monitor patients adequately during and after treatment;

•	the proximity and availability of clinical trial sites for prospective patients; and

•	the ability to identify specific patient population for genetically defined study cohort(s).

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

Since inception, we have incurred significant operating losses. Our net loss was $22.9 million for the three months ended March 31, 2016. As of March 31, 2016, we had an accumulated deficit of $266.3 million. To date, we have financed our operations primarily through our collaborations, our public offerings, and private placements of our preferred stock. All of our revenue to date has been collaboration revenue. We have devoted substantially all of our financial resources and efforts to research and development, including clinical and preclinical studies. We are still in the early to middle stages of development of our product candidates, and we have not completed development of any drug candidates. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will continue to increase over the next several years as we:

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

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash and cash equivalents as of March 31, 2016, will be sufficient to fund our planned operating expenses and capital expenditure requirements through at least the end of 2017. We have based these expectations on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Our future capital requirements will depend on many factors, including:

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

We have limited capabilities for drug development and do not yet have any capability for sales, marketing or distribution. Accordingly, we have entered into therapeutic collaborations with other companies that we believe can provide such capabilities, including our collaboration and license agreements with Celgene and GSK. With our reacquisition of tazemetostat rights under our amended and restated collaboration and license agreement with Eisai, we no longer have access to such capabilities for tazemetostat except with Eisai in Japan. Our collaborations have provided us with important funding for our development programs and product platform and we expect to receive additional funding under these collaborations in the future. Our existing therapeutic collaborations, and any future collaborations we enter into, may pose a number of risks, including the following:

•	collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;

•	collaborators may not have the ability or the development capabilities to perform their obligations as expected;

•	collaborators may not pursue commercialization of any product candidates that achieve regulatory approval or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators’ strategic focus or available funding, or external factors, such as an acquisition, that may divert resources or create competing priorities;

•	collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

•	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products and product candidates if the collaborators believe that the competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;

•	product candidates discovered in collaboration with us may be viewed by our collaborators as competitive with their own product candidates or products, which may cause collaborators to cease to devote resources to the commercialization of our product candidates;

•	a collaborator may fail to comply with applicable regulatory requirements regarding the development, manufacture, distribution or marketing of a product candidate or product;

•	a collaborator with marketing and distribution rights to one or more of our product candidates that achieve regulatory approval may not commit sufficient resources to the marketing and distribution of such product or products;

•	disagreements with collaborators, including disagreements over proprietary rights, contract interpretation or the preferred course of development, might cause delays or terminations of the research, development or commercialization of product candidates, might lead to additional responsibilities for us with respect to product candidates, or might result in litigation or arbitration, any of which would be time-consuming and expensive;

•	collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;

•	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability; and

•	collaborations may be terminated for the convenience of the collaborator, and, if terminated, we could be required to raise additional capital to pursue further development or commercialization of the applicable product candidates.

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

We currently rely on third party clinical research organizations to conduct our ongoing phase 2 clinical trial of tazemetostat for the treatment of patients with NHL, phase 2 clinical trial of tazemetostat for the treatment of adult patients with certain genetically-defined solid tumors, phase 1 clinical trial of tazemetostat for the treatment of pediatric patients with certain genetically-defined solid tumors, phase 1 clinical trial of tazemetostat for the treatment of patients with NHL and solid tumors and phase 1 clinical trial of pinometostat in pediatric patients with MLL-r, and plan to rely on third party clinical research organizations, third party research collaboratives or other pharmaceutical companies to conduct our planned clinical trials of tazemetostat in combination with R-CHOP in front line elderly patients with DLBCL and in combination with an anti-PD1 antibody and an anti-PDL1 antibody in patients with relapsed or refractory DLBCL and our planned phase 2 study of tazemetostat in relapsed or refractory patients with mesothelioma characterized by BAP1 loss-of-function. We do not plan to independently conduct clinical trials of any future product candidates. We expect to continue to rely on third parties, such as clinical research organizations, clinical data management organizations, medical institutions and clinical investigators, to conduct our clinical trials. These agreements might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, our product development activities might be delayed.

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

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States. We have obtained orphan drug designations in the United States and Europe for pinometostat for the treatment of acute lymphoblastic leukemia and acute myeloid leukemia and in the United States for tazemetostat for the treatment of INI1-negative malignant rhabdoid tumors, or MRT as well as SMARCA4-negative MRT of ovary, or MRTO. We may not receive orphan drug designation for these product candidates for other indications, or for any other future clinical candidates we may develop.

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

As of May 2, 2016, our executive officers and directors and their affiliates beneficially own, in the aggregate, shares representing approximately 32% of our common stock. As a result, if these stockholders were to choose to act together, may be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Our stock price has been and may in the future be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. From January 1, 2015 until May 2, 2016, the sale price of our common stock as reported on the NASDAQ Global Market ranged from a high of $28.48 to a low of $8.27. The market price for our common stock may be influenced by many factors, including:

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

Item 6.	Exhibits

10.1+	Non-Employee Director Compensation Program (1)

10.2	Sales Agreement, dated as of April 15, 2016, between the Company and Cowen and Company, LLC(2)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by Robert B. Bazemore, President and Chief Executive Officer of the Company, and Andrew E. Singer, Executive Vice President, Finance and Administration, Chief Financial Officer and Treasurer of the Company. (1)

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.LAB	XBRL Labels Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

+	Management compensatory agreement.
(1)	Filed with this Form 10-Q.
(2)	Incorporated by reference to the Registration Statement on Form S-3 (File No. 333-210774) filed with the Securities and Exchange Commission on April 15, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 9, 2016

EPIZYME, INC.

By:	/s/ Andrew E. Singer
Andrew E. Singer
Executive Vice President, Finance and Accounting, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)