Form 10-Q
period 2016-06-30
Epizyme, Inc.
filed 2016-08-08
CIK 1571498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of shares outstanding of the registrant’s common stock as of August 3, 2016: 57,956,977 shares.

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

Our management’s discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q, which have been prepared by us in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim periods and with Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. This discussion and analysis should be read in conjunction with these unaudited consolidated financial statements and the notes thereto as well as in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, or our Annual Report. The three months ended June 30, 2016 and 2015 are referred to as the second quarter of 2016 and 2015, respectively. Unless the context indicates otherwise, all references herein to our company include our wholly-owned subsidiary.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

EPIZYME, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands except per share data)

	June 30, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$89,480	$208,323
Marketable securities	199,136	—
Accounts receivable	60	262
Prepaid expenses and other current assets	7,930	4,478

Total current assets	296,606	213,063

Property and equipment, net	3,617	4,089
Restricted cash and other assets	635	751

Total Assets	$300,858	$217,903

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,673	$4,653
Accrued expenses	10,942	11,335
Current portion of capital lease obligation	590	561
Current portion of deferred revenue	956	1,900

Total current liabilities	16,161	18,449
Capital lease obligation, net of current portion	427	730
Deferred revenue, net of current portion	28,809	28,809
Other long-term liabilities	297	383
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock $0.0001 par value; 125,000 shares authorized; 57,937 shares and 41,786 shares issued and outstanding, respectively	6	4
Additional paid-in capital	549,454	412,989
Accumulated other comprehensive income	25	—
Accumulated deficit	(294,321)	(243,461)

Total stockholders’ equity	255,164	169,532

Total Liabilities and Stockholders’ Equity	$300,858	$217,903

See notes to consolidated financial statements.

EPIZYME, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(Amounts in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Collaboration revenue	$473	$736	$945	$1,647

Operating expenses:
Research and development	21,450	20,551	39,190	77,602
General and administrative	7,424	5,970	13,270	11,207

Total operating expenses	28,874	26,521	52,460	88,809

Loss from operations	(28,401)	(25,785)	(51,515)	(87,162)

Other income, net:
Interest income, net	404	6	624	37
Other income	16	20	31	40

Other income, net	420	26	655	77

Net loss	$(27,981)	$(25,759)	$(50,860)	$(87,085)

Other Comprehensive loss:
Unrealized gain on available for sale securities	25	—	25	—

Comprehensive loss	$(27,956)	$(25,759)	$(50,835)	$(87,085)

Loss per share allocable to common stockholders:
Basic	$(0.49)	$(0.63)	$(0.90)	$(2.29)
Diluted	$(0.49)	$(0.63)	$(0.90)	$(2.29)

Weighted average shares outstanding:
Basic	57,352	41,087	56,250	38,056
Diluted	57,352	41,087	56,250	38,056

See notes to consolidated financial statements.

EPIZYME, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Six Months Ended, June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(50,860)	$(87,085)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	—	40,000
Depreciation and amortization	791	653
Stock-based compensation	5,126	4,910
Amortization of discount on investments	(27)	—
Loss on disposal of property and equipment	—	6
Changes in operating assets and liabilities:
Accounts receivable	202	1,352
Prepaid expenses and other current assets	(3,095)	829
Accounts payable	(980)	(5,212)
Accrued expenses	(393)	2,433
Deferred revenue	(944)	(1,528)
Restricted cash and other assets	116	(136)
Other long-term liabilities	(86)	(11)

Net cash used in operating activities	(50,150)	(43,789)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	(199,441)	—
Acquisition of in-process research and development	—	(40,000)
Purchases of property and equipment	(319)	(229)

Net cash used in investing activities	(199,760)	(40,229)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment under capital lease obligation	(274)	(181)
Proceeds from public offering, net of commissions	130,067	130,712
Proceeds from stock options exercised	1,498	215
Issuance of shares under employee stock purchase plan	150	239
Payment of public offering costs	(374)	(367)

Net cash provided by financing activities	131,067	130,618

Net increase in cash and cash equivalents	(118,843)	46,600
Cash and cash equivalents, beginning of period	208,323	190,095

Cash and cash equivalents, end of period	$89,480	$236,695

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Equipment acquired under capital lease	—	1,732

See notes to consolidated financial statements.

EPIZYME, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Overview

Epizyme, Inc. (collectively referred to with its wholly owned, controlled subsidiary, Epizyme Securities Corporation, as “Epizyme” or the “Company”) is a clinical stage biopharmaceutical company that discovers, develops and plans to commercialize novel epigenetic therapies for cancer patients. The Company’s lead product candidate, tazemetostat, is a potent and selective inhibitor of the EZH2 HMT, an enzyme that plays an important role in various cancers. The Company owns the global development and commercialization rights to tazemetostat outside of Japan. Eisai Co. Ltd (“Eisai”) holds the rights to develop and commercialize tazemetostat in Japan, and holds a limited right of first negotiation for the rest of Asia.

The Company has additional programs in development, including pinometostat, a clinical program that is subject to a collaboration with Celgene Corporation and Celgene RIVOT Ltd., an affiliate of Celgene Corporation (“Celgene”) (refer to Note 8, Collaborations), three preclinical programs for small molecule HMT inhibitors that are subject to a collaboration with Celgene, three preclinical programs for small molecule HMT inhibitors that are subject to a collaboration with Glaxo Group Limited, an affiliate of GlaxoSmithKline (“GSK”) (refer to Note 8, Collaborations), and multiple novel targets for which the Company retains worldwide global development and commercialization rights.

Through June 30, 2016, the Company has raised an aggregate of $722.2 million to fund its operations, of which $201.6 million was non-equity funding through its collaboration agreements, $444.6 million was from the sale of common stock in the Company’s public offerings and $76.0 million was from the sale of redeemable convertible preferred stock in private financings prior to the Company’s initial public offering in May 2013. As of June 30, 2016, the Company had $288.6 million in cash, cash equivalents, and marketable securities.

The Company commenced active operations in early 2008. Since its inception, the Company has generated an accumulated deficit of $294.3 million through June 30, 2016 and will require substantial additional capital to fund its research and development. The Company is subject to risks common to companies in the biotechnology industry, including, but not limited to, risks of failure of clinical trials and preclinical studies, the need to obtain additional financing to fund the future development of tazemetostat and the rest of its pipeline, the need to obtain marketing approval for its product candidates, the need to successfully commercialize and gain market acceptance of its product candidates, dependence on key personnel, protection of proprietary technology, compliance with government regulations, development by competitors of technological innovations and ability to transition from pilot-scale manufacturing to large-scale production of products.

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

The unaudited condensed consolidated financial statements include the accounts of Epizyme, Inc. and its wholly owned, controlled subsidiary, Epizyme Securities Corporation. All intercompany transactions and balances of subsidiaries have been eliminated in consolidation. In the opinion of management, the information furnished reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair presentation of the results for the reported interim periods. The Company considers events or transactions that occur after the balance sheet date but before the consolidated financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The three months ended June 30, 2016 and 2015 are referred to as the second quarter of 2016 and 2015, respectively. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period.

Significant Accounting Policies

Research and Development Expenses

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

Cash and cash equivalents

The Company considers all highly liquid securities with original final maturities of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents are comprised of funds in money market accounts, commercial paper and corporate notes.

Marketable securities

The Company classifies marketable securities with a remaining maturity when purchased of greater than three months as available for sale. Available for sale securities are maintained by the Company’s investment managers and may consist of commercial paper, high-grade corporate notes, U.S. Treasury securities, U.S. government agency securities, and certificates of deposit. Available for sale securities are carried at fair value with the unrealized gains and losses included in other comprehensive income (loss) as a component of stockholders’ equity until realized. Any premium or discount arising at purchase is amortized and/or accreted to interest income and/or expense over the life of the instrument. Realized gains and losses are determined using the specific identification method and are included in other income (expense).

If any adjustment to fair value reflects a decline in value of the investment, the Company considers all available evidence to evaluate the extent to which the decline is “other-than-temporary” and, if so, mark the investment to market through a charge to the Company’s statement of operations and comprehensive loss.

There have been no other material changes or other required disclosures to the Company’s significant accounting policies during the three and six months ended June 30, 2016, as compared to the significant accounting policies disclosed in Note 2, Summary of Significant Accounting Policies, of the Company’s financial statements included in the Annual Report.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue From Contracts With Customers. ASU 2014-09 amends Accounting Standards Codification (“ASC”) 605, Revenue Recognition, by outlining a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. In addition, the FASB recently issued ASUs 2016-10 and 2016-12, which provide clarifying amendments to ASU 2014-09. ASU 2014-09 and its related amendments will be effective for the Company for interim and annual periods beginning after December 15, 2017. The Company is evaluating the impact that this ASU may have on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 amends ASC 205-40, Presentation of Financial Statements—Going Concern, by providing guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements, including requiring management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements and providing certain disclosures if there is substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 will be effective for the Company for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. If this standard had been adopted as of June 30, 2016, the Company believes it would have concluded there was not substantial doubt about its ability to continue as a going concern. However, the Company’s disclosures in future periods may be affected by the adoption of this accounting standard.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The standard will revise accounting for share-based compensation arrangements, including the income tax impact and classification on the statement of cash flows. Additionally, under the new standard, entities will have to elect whether to account for forfeitures as they occur or estimate the number of awards expected to be forfeited and adjust the estimate when it is no longer probable that the award will vest. ASU 2016-09 will be effective for the Company for interim and annual periods beginning after December 15, 2016. The Company is currently evaluating the potential impact that this standard may have on its financial position, results of operations and statement of cash flows.

3.	Marketable Securities

The following table summarizes the available for sale securities held at June 30, 2016 (in thousands):

Description	Amortized Cost	Unrealized Gains		Unrealized Losses	Fair Value
Commercial paper	$89,598	$		$(40)	$89,558
Corporate notes	69,660		16		69,676
U.S. government agency securities and U.S. Treasuries	39,853		49	—	39,902

Total	$199,111		$65	$(40)	$199,136

The Company did not hold any available for sale securities prior to the second quarter of 2016.

The amortized cost of available for sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. At June 30, 2016, the balance in the Company’s accumulated other comprehensive loss was composed solely of activity related to the Company’s available for sale marketable securities. There were no realized gains or losses recognized on the sale or maturity of available-for-sale securities during the three months ended June 30, 2016, and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive loss for the same period.

The aggregate fair value of available for sale securities held by the Company in an unrealized loss position for less than twelve months as of June 30, 2016 was $107.4 million. The aggregate unrealized loss for those securities in an unrealized loss position for less than twelve months as of June 30, 2016 was less than $0.1 million. The Company determined that there was no material change in the credit risk of any of its investments. As a result, the Company determined it did not hold any investments with any other-than-temporary impairment as of June 30, 2016. The weighted average maturity of the Company’s portfolio was approximately six months at June 30, 2016.

4.	Fair Value Measurements

The Company’s financial instruments as of June 30, 2016 consisted primarily of cash and cash equivalents, marketable securities and accounts receivable and accounts payable. The Company’s financial instruments as of December 31, 2015 consisted primarily of cash and cash equivalents, accounts receivable and accounts payable. As of June 30, 2016 and December 31, 2015, the Company’s financial assets recognized at fair value consisted of the following:

	Fair Value as of June 30, 2016
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents	$80,191	$71,092	$9,099	$—

Marketable securities:
Commercial paper	89,558	—	89,558	—
Corporate notes	69,676	—	69,676	—
U.S. government agency securities and treasuries	39,902	—	39,902	—

Total	$279,327	$71,092	$208,235	$—

	Fair Value as of December 31, 2015
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents	$197,023	$197,023	$—	$—

Total	$197,023	$197,023	$—	$—

Cash equivalents and marketable securities have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third-party pricing services or other market observable data.

The Company measures its cash equivalents at fair value on a recurring basis. The Company classifies its cash equivalents within Level 1 of the fair value hierarchy because they are valued using observable inputs that reflect quoted prices for identical assets in active markets. The Company measures its marketable securities at fair value on a recurring basis and classifies those instruments within Level 2 of the fair value hierarchy. The pricing services utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine value of marketable securities.

5.	Supplemental Balance Sheet Information

Prepaid expenses and other current assets consisted of the following:

	June 30, 2016	December 31, 2015
	(In thousands)
Prepaid clinical and manufacturing costs	$3,499	$2,400
Interest receivable on available for sale securities	372	—
Other prepaid expenses and other receivables	4,059	2,078

Total prepaid expenses and other current assets	$7,930	$4,478

Accrued expenses consisted of the following:

	June 30, 2016	December 31, 2015
	(In thousands)
Employee compensation and benefits	$2,276	$3,314
Research and development expenses	7,929	6,518
Professional services and other	737	1,503

Accrued expenses	$10,942	$11,335

6.	Income Taxes

The Company did not record a federal or state income tax provision or benefit for the three and six months ended June 30, 2016 and 2015 due to the expected loss before income taxes to be incurred for the years ended December 31, 2016 and 2015, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets.

7.	Commitments and Contingencies

There have been no significant changes to the Company’s commitments and contingencies in the three and six months ended June 30, 2016, as compared to those disclosed in Note 6, “Commitments and Contingencies” included in its Annual Report, except as summarized below.

The Company made a $3.0 million milestone payment in the first quarter of 2016 under the second amendment to the companion diagnostic agreement with Roche Molecular Systems, Inc. (“Roche”).

In May 2016, the Company entered into the second amendment to its lease arrangement with ARE-TECH Square, LLC to extend the term of the leased headquarters facility by six months, from November 30, 2017 to May 31, 2018. In addition, the second amendment extended the Company’s five year renewal option notice date by six months, from February 28, 2017 to August 31, 2017. An extension fee of $0.2 million will be due and payable on November 30, 2017 if the Company does not (i) exercise its five year option to renew the headquarter lease on November 30, 2017 or (ii) sign a new lease with its existing landlord for a location with increased square footage.

8.	Collaborations

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

Agreement Structure

Under the original agreement, the Company granted Celgene an exclusive license, for all countries other than the United States, to small molecule HMT inhibitors targeting DOT1L, including pinometostat, and an option, on a target-by-target basis, to exclusively license, for all countries other than the United States, rights to small molecule HMT inhibitors targeting any other HMT targets, excluding EZH2 and targets covered by the collaboration and license agreement with GSK. Under the original agreement, Celgene’s option was exercisable during an option period that would have expired in July 2015. Under the amended and restated collaboration and license agreement:

•	Celgene retains its exclusive license to small molecule HMT inhibitors targeting DOT1L, including pinometostat,

•	Celgene’s option rights have been narrowed to HMT inhibitors targeting three predefined targets (the “Option Targets”),

•	The exclusive licenses to HMT inhibitors targeting two of the Option Targets that Celgene may acquire have been expanded to include the United States, with the exclusive license to the third Option Target continuing to be for all countries other than the United States,

•	Celgene’s option period has been extended for each of the Option Targets and is exercisable at the time of the Company’s Investigational New Drug (“IND”) filing for an HMT inhibitor targeting the applicable Option Target, upon the payment by Celgene at such time of a pre-specified development milestone-based license payment,

•	Celgene’s license may be maintained beyond the end of phase 1 clinical development for each of the Option Targets, upon payment by Celgene at such time of a pre-specified development milestone-based license payment, and

•	The Company’s research and development obligations with respect to each Option Target under the amended agreement have been extended for at least an additional three years, subject to Celgene exercising its option with respect to such Option Target at the time of the IND filing. Subject to the Company’s opt-out rights, the Company’s research and development obligations have been expanded to include the completion of a phase 1 clinical trial as to each Option Target following Celgene’s exercise of its option at time of the IND filing.

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

Under the original agreement, the Company received a $65.0 million upfront payment and $25.0 million from the sale of its series C redeemable convertible preferred stock to an affiliate of Celgene, of which $3.0 million was considered a premium and included as collaboration arrangement consideration for a total upfront payment of $68.0 million. In addition, the Company has received a $25.0 million clinical development milestone payment and $6.9 million of global development co-funding through June 30, 2016. Under the amended agreement, the Company received a $10.0 million upfront payment in exchange for the Company’s extension of Celgene’s option rights to the Option Targets and the Company’s research and development obligations. In addition, the Company is eligible to earn an aggregate of up to $75.0 million in development milestone and license payments, up to $365.0 million in regulatory milestone payments and up to $170.0 million in sales milestone payments related to the three Option Targets. The Company remains eligible to earn $35.0 million in an additional clinical development milestone payment and up to $100.0 million in regulatory milestone payments related to DOT1L. The Company is also eligible to receive royalties on each of the Option Targets as specified in the amended and restated agreement. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, the Company may not receive any additional milestone or royalty payments from Celgene.

Collaboration Revenue

Through June 30, 2016, the Company has recognized $73.4 million of total collaboration revenue since the inception of the collaboration, including $0.5 million and $0.1 million in the three months ended June 30, 2016 and 2015, respectively, and $0.9 million and $0.2 million in the six months ended June 30, 2016 and 2015, respectively. The Company recognized total global development co-funding as a reduction to research and development expense of less than $0.1 million and $0.4 million in the three months ended June 30, 2016 and 2015, respectively, and less than $0.1 million and $0.9 million in the six months ended June 30, 2016 and 2015, respectively.

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

Collaboration Revenue

Through June 30, 2016, the Company has received a total of $53.0 million in cash under the GSK agreement, which the Company recognized as collaboration revenue in the condensed consolidated statements of operations and comprehensive loss, including $0.6 million and $1.4 million in the three and six months ended June 30, 2015. As of December 31, 2015, the Company did not have any remaining deferred revenue related to this agreement and any future revenues will relate to any milestone payments and royalties received under the agreement, if any.

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

In March 2015, the Company entered into an amended and restated collaboration and license agreement with Eisai, under which the Company reacquired worldwide rights, excluding Japan, to its EZH2 program, including tazemetostat. Under the amended and restated agreement, the Company is responsible for global development, manufacturing and commercialization outside of Japan of tazemetostat and any other EZH2 product candidates, with Eisai retaining development and commercialization rights in Japan, as well as a right to elect to manufacture tazemetostat and any other EZH2 product candidates in Japan.

Under the original agreement, Eisai was solely responsible for funding all research, development and commercialization costs for EZH2 compounds. Under the amended and restated agreement, the Company is solely responsible for funding global development, manufacturing and commercialization costs for EZH2 compounds outside of Japan, including the remaining development costs due under a Roche companion diagnostic agreement, and Eisai is solely responsible for funding Japan-specific development and commercialization costs for EZH2 compounds.

The Company recorded the reacquisition of worldwide rights, excluding Japan, to the EZH2 program, including tazemetostat, under the amended and restated agreement with Eisai as an acquisition of an in-process research and development asset. As this asset was acquired without corresponding processes or activities that would constitute a business, had not achieved regulatory approval for marketing and, absent obtaining such approval, had no alternative future use, the Company recorded the $40.0 million upfront payment made to Eisai in March 2015 as research and development expense in the consolidated statements of operations and comprehensive loss. The Company has also agreed to pay Eisai up to $20.0 million in clinical development milestone payments, up to $50.0 million in regulatory milestone payments and royalties at a percentage in the mid-teens on worldwide net sales of any EZH2 product, excluding net sales in Japan. The Company is eligible to receive from Eisai royalties at a percentage in the mid-teens on net sales of any EZH2 product in Japan.

LYSA

In May 2016, the Company entered into a collaboration agreement with the Lymphoma Academic Research Organisation (“LYSARC”), for the first planned combination trial of tazemetostat. LYSARC is the operational arm of the Lymphoma Study Association (“LYSA”), a premier cooperative group in France dedicated to clinical and translational research for lymphoma. This phase 1b/2 study will evaluate tazemetostat in combination with R-CHOP, the standard of care front-line combination treatment for diffuse large B-cell lymphoma (DLBCL), as a front-line treatment in elderly, high-risk patients with DLBCL and is being sponsored by LYSARC. LYSA is managing the study operations for the trial, and the Company is recognizing its share of the related expenses as those costs are incurred over the duration of the trial.

Genentech

In June 2016, the Company entered into a collaboration agreement with Genentech Inc. (“Genentech”), a member of the Roche Group, to conduct a phase 1b clinical trial to investigate the anti-cancer effects of the Company’s EZH2 inhibitor, tazemetostat, and Genentech’s recently approved anti-PD-L1 cancer immunotherapy, Tecentriq

(atezolizumab), when used in combination. The trial will evaluate this combination regimen for the treatment of patients with relapsed or refractory DLBCL. Under the agreement, each company will supply its respective anti-cancer agent to support the trial and share equally in the trial costs. Genentech is managing the study operations for the trial, and the Company is recognizing its share of the related expenses as those costs are incurred over the duration of the trial.

Companion Diagnostics

Roche. In December 2012, Eisai and the Company entered into an agreement with Roche under which Eisai and the Company engaged Roche to develop a companion diagnostic to identify patients who possess certain point mutations of EZH2. In October 2013, this agreement was amended to include additional point mutations in EZH2. The development costs due under the amended agreement with Roche were the responsibility of Eisai until the execution of the amended and restated collaboration and license agreement with Eisai in March 2015, at which time the Company assumed responsibility for the remaining development costs due under the agreement. In December 2015, the Company entered into the second amendment to the companion diagnostic agreement with Roche. The Company is responsible for the remaining development costs of $12.0 million due under the second amendment as of June 30, 2016. The Company expects the remaining development costs under the second amendment to be paid and incurred through 2019.

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

9.	Stock-Based Compensation

Total stock-based compensation expense related to stock options, restricted stock units and the employee stock purchase plan was $2.8 million and $2.5 million for the three months ended June 30, 2016 and 2015, respectively, and $5.1 million and $4.9 million for the six months ended June 30, 2016 and 2015, respectively.

Stock-based compensation expense is classified in the consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Research and development	$1,366	$1,437	$2,613	$2,795
General and administrative	1,387	1,057	2,513	2,115

Total	$2,753	$2,494	$5,126	$4,910

Stock Options

The weighted-average grant date fair value of options, estimated as of the grant date using the Black-Scholes option pricing model, was $7.27 and $12.46 per option for those options granted during the three months ended June 30, 2016 and 2015, respectively, and $6.43 and $14.68 per option for those options granted during the six months ended June 30, 2016 and 2015, respectively. Key assumptions used to apply this pricing model were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Risk-free interest rate	1.3%	1.4%	1.2%	1.5%
Expected life of options		6 years
Expected volatility of underlying stock	79.0%	82.2%	78.9%	84.2%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

The following is a summary of stock option activity for the six months ended June 30, 2016:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at December 31, 2015	3,100	$15.20
Granted	1,923	9.48
Exercised	(758)	1.98
Forfeited or expired	(338)	17.04

Outstanding at June 30, 2016	3,927	$14.87	8.6	$4,603

Exercisable at June 30, 2016	898	$17.90	6.5	$2,383

As of June 30, 2016, there was $22.4 million of unrecognized compensation cost related to stock options that are expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 3.1 years.

Restricted Stock Units

The following is a summary of restricted stock unit activity for the six months ended June 30, 2016:

	Number of Units	Weighted Average Grant Date Fair Value per Unit
Outstanding at December 31, 2015	37,313	$18.49
Granted	80,732	$9.29
Vested	(39,349)	12.20

Outstanding at June 30, 2016	78,696	$12.20

In February 2016 the Company granted 80,732 restricted stock units with a grant date fair value of $9.29 per unit, in accordance with the Company’s chief financial officer’s employment agreement. One quarter of these restricted stock units vested on February 9, 2016 and the remaining three quarters are vesting on a straight line basis over 36 months. As of June 30, 2016 there was $0.7 million of unrecognized compensation cost related to restricted stock units that are expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 2.6 years.

10.	Loss Per Share

Basic and diluted loss per share allocable to common stockholders are computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands except per share data)
Net loss	$(27,981)	$(25,759)	$(50,860)	$(87,085)
Weighted average shares outstanding	57,352	41,087	56,250	38,056

Basic and diluted loss per share allocable to common stockholders	$(0.49)	$(0.63)	$(0.90)	$(2.29)

In January 2016, the Company issued an additional 15,333,334 shares of common stock in connection with a public offering. The issuance of these shares contributed to a significant increase in the Company’s shares outstanding as of June 30, 2016 and in the weighted average shares outstanding for the three and six months ended June 30, 2016 when compared to the comparable prior year periods, and is expected to continue to impact the year-over-year comparability of the Company’s (loss) earnings per share calculations through 2016.

The following common stock equivalents were excluded from the calculation of diluted loss per share allocable to common stockholders because their inclusion would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Stock options	3,927	3,349	3,927	3,349
Unvested restricted stock units	79	37	79	37
Shares issuable under employee stock purchase plan	24	7	24	7

	4,030	3,393	4,030	3,393

11.	Related Party Transactions

Celgene has made a series of equity investments in the Company, owning 3,674,640 shares of common stock representing 6.3% of the Company’s common stock as of June 30, 2016. Refer to Note 8, Collaborations for additional information regarding the Company’s original agreement with Celgene entered into in April 2012 and the amended and restated agreement with Celgene entered into in July 2015.

The Company recognized $0.5 million and $0.9 million of collaboration revenue in the three and six months ended June 30, 2016, respectively, and $0.1 million and $0.2 million of collaboration revenue in the three and six months ended June 30, 2015, respectively. The Company did not recognize any revenue from the Celgene collaboration in the three months ended June 30, 2015. As of June 30, 2016 and December 31, 2015, the Company’s deferred revenue balances included $29.8 million and $30.7 million, respectively, related to the Celgene amended and restated agreement and original agreement. Additionally, the Company recorded less than $0.1 million in each of the three and six months ended June 30, 2016, and $0.4 million and $0.9 million in the three and six months ended June 30, 2015, respectively, in global development co-funding from Celgene.

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

Our lead product candidate, tazemetostat, is a potent and selective inhibitor of the EZH2 HMT, an enzyme that plays an important role in various cancers. In our ongoing phase 1 clinical trial of tazemetostat in patients with relapsed or refractory non-Hodgkin lymphoma, or NHL, or in patients with advanced solid tumors, tazemetostat has shown meaningful clinical activity as a monotherapy, with an acceptable safety profile, in both NHL and in certain genetically-defined solid tumors. We are currently evaluating tazemetostat in a phase 2 study in adults with relapsed or refractory NHL, and a phase 2 study in adults and a phase 1 study in children with certain genetically-defined solid tumors, which include INI1-negative or SMARCA4-negative rhabdoid tumors, renal medullary carcinoma, epithelioid sarcoma, other INI1-negative tumors, and synovial sarcoma. We have also entered into collaborations to evaluate tazemetostat in combination with other therapies being used or investigated for the treatment of NHL. The first of these studies is being conducted in collaboration with the Lymphoma Study Association, or LYSA, a premier cooperative French lymphoma group, to evaluate tazemetostat in combination with R-CHOP, the standard of care front-line combination treatment for diffuse large B-cell lymphoma, or DLBCL, an aggressive form of NHL, in front line elderly patients with DLBCL. The second of these studies is being conducted in collaboration with Genentech, a member of the Roche Group, to investigate tazemetostat and Genentech’s recently approved anti-PD-L1 cancer immunotherapy, Tecentriq™ (atezolizumab), when used in combination. The study will evaluate this combination regimen for the treatment of patients with relapsed or refractory DLBCL. In addition, clinical sites are open for enrollment in our phase 2 study of tazemetostat in patients with mesothelioma characterized by a loss-of-function of BAP1. We are continuing to explore in preclinical testing other tumor types that may be sensitive to tazemetostat.

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

Pinometostat, an inhibitor of the DOT1L HMT, is our other product candidate in clinical development. We are conducting a phase 1 clinical trial of pinometostat for the treatment of children with MLL-r, an acute leukemia with genetic alterations of the MLL gene. Enrollment in the study is complete and we anticipate presenting the data at a future medical conference. Under our collaboration with Celgene Corporation and Celgene RIVOT Ltd., an affiliate of Celgene Corporation, which we collectively refer to as Celgene, we own commercialization rights to pinometostat in the United States and Celgene owns commercialization rights to pinometostat outside the United States. Along with Celgene, we are also investigating in preclinical studies combinations of pinometostat with other targeted therapies for the treatment of adults with MLL-r.

We have additional small molecule HMT inhibitors that are being developed under our collaborations with Glaxo Group Limited (an affiliate of GlaxoSmithKline), or GSK, and Celgene. Under our collaboration with GSK, GSK is developing small molecule inhibitors against three novel HMT targets including protein arginine methyltransferase 5, or PRMT5. We discovered these HMT inhibitors using our proprietary drug discovery platform. GSK has worldwide rights to the inhibitors of the three HMT targets that we delivered to them under the collaboration. Under our collaboration with Celgene, we are developing small molecule inhibitors directed to three other HMT targets in addition to pinometostat. Under the collaboration, we are responsible for all preclinical discovery work as well as phase 1 clinical development for all three targets. Celgene has the option to license worldwide rights to inhibitors directed at two of the three targets, and the option to license ex-U.S. rights to inhibitors directed to the third target. We retain rights to develop and commercialize the third target in the United States. Beyond tazemetostat and pinometostat, and the partnered programs with GSK and Celgene, we have also identified multiple novel epigenetic targets for which we are developing small molecule inhibitors in preclinical drug discovery. We own the global development and commercialization rights to these programs. All of our novel targets have been identified internally using our proprietary drug discovery platform, and all of our small molecule inhibitors have been discovered internally.

We commenced active operations in early 2008, and since inception, have incurred significant operating losses. As of June 30, 2016, our accumulated deficit totaled $294.3 million. As a clinical stage company, we expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect our expenses to increase in connection with our ongoing activities, including as we execute on our clinical development plans for tazemetostat.

Tazemetostat Development Program Update

The following table summarizes selected current and near-term planned studies for tazemetostat:

Tazemetostat Clinical Program

Tazemetostat NHL Program

We are evaluating tazemetostat in a five arm phase 2 study of 270 patients with relapsed or refractory NHL. The three arms enrolling patients with DLBCL are enrolling 60 patients each, and the two arms enrolling patients with follicular lymphoma (FL) are enrolling 45 patients each. The Independent Data Monitoring Committee, or IDMC, has confirmed that a pre-specified futility hurdle had been surpassed in four of the five study arms to date:

•	DLBCL with Germinal Center B-cell, or GCB, subtype and EZH2 mutations;

•	DLBCL with GCB subtype and wild-type EZH2;

•	DLBCL with non-GCB subtype; and,

•	FL with EZH2 mutations.

The fifth cohort enrolling patients with FL with wild-type EZH2 is ongoing, but has not yet reached a point where futility can be assessed. Surpassing the pre-specified futility hurdle in each of the DLBCL arms was based on observing at least one objective response in the first ten patients enrolled. Surpassing the pre-specified futility hurdle in each of the FL arms is based on observing at least two objective responses in the first ten patients enrolled. The primary endpoint of the phase 2 study is overall response rate, and secondary endpoints include progression-free survival and duration of response. We now have sites open for enrollment in the United States, Europe, Australia and Canada and plan to open additional sites through the end of 2016.

In June 2016, we presented early data from this ongoing, international, registration supporting five-arm phase 2 study of tazemetostat in patients with relapsed or refractory NHL at the American Society of Hematology, or ASH, Meeting on Lymphoma Biology. Early data from the phase 2 clinical trial indicated that tazemetostat demonstrated a favorable safety profile and clinical activity consisting of objective responses in a heavily pre-treated patient population.

Overall trial enrollment is on track and consistent with incidence rates for NHL subtypes, with approximately 20% of enrolled DLBCL with GCB subtype and FL patients having an EZH2 mutation. As of the data cutoff date of May 27, 2016, 82 patients across all five study arms were evaluable for safety. Efficacy was assessed on 47 evaluable patients from the four cohorts confirmed to have surpassed their pre-specified futility hurdles. The non-evaluable patients included 16 patients in the arms that have surpassed futility that are too early for efficacy evaluation or for whom data are not yet entered and 19 patients from the fifth cohort who have FL with wild-type EZH2.

Tazemetostat demonstrated a favorable safety profile in all patients treated, consistent with the experience observed in the phase 1 trial. The majority of adverse events were grade 1 or grade 2 within the 82 safety-evaluable patients. The most common treatment-related adverse events (≥5%) were nausea, asthenia, thrombocytopenia, neutropenia and fatigue, of which seven were grade 3 or higher. All adverse events resulted in low rates of both dose reductions (4%) and dose discontinuations (6%).

Among the 47 efficacy-evaluable patients, objective responses, which consist of either a complete response (CR) or a partial response (PR) were observed. In addition, stable disease (SD) was also observed in a significant percentage of patients. In the phase 1 experience, Epizyme observed responses that evolved over time from SD to PRs and CRs. As of the data cutoff, best responses across the four cohorts were as follows:

•	DLBCL with GCB subtype and EZH2 mutations (n=5): one PR and two SD;

•	DLBCL with GCB subtype and wild-type EZH2 (n=19): two CRs, one PR and six SD;

•	DLBCL with non-GCB subtype (n=20): two CRs, four PRs and five SD; and,

•	FL with EZH2 mutations (n=3): three PRs.

All of the patients who had achieved a CR and the majority of patients who had achieved a PR or SD as best response were still on tazemetostat treatment as of the data cutoff date.

In addition, at the ASH Meeting on Lymphoma Biology, we also presented an update on the patients with relapsed or refractory NHL in the ongoing phase 1 study of tazemetostat. As of the data cutoff date of May 27, 2016, three patients with NHL remained on study, all with CRs, including one patient whose response evolved from PR to CR at 22 months.

We plan on presenting an updated assessment of tazemetostat’s efficacy and safety from our five-arm phase 2 study, including objective responses, durability of responses and differences between the patient cohorts, in the first half of 2017.

Tazemetostat Genetically Defined Solid Tumor Program

Overall enrollment in our phase 2 study of tazemetostat in adult patients with genetically defined solid tumors is progressing well. The phase 2 study is evaluating tazemetostat in five study arms: INI1-negative or SMARCA4-

negative rhabdoid tumors; renal medullary carcinoma; epithelioid sarcoma; other INI1-negative tumors; and synovial sarcoma, with each arm enrolling up to 30 patients. We plan on presenting an assessment of tazemetostat’s efficacy and safety from this phase 2 study in the first half of 2017.

In addition, the phase 1 dose-escalation and expansion study of tazemetostat in up to 108 pediatric patients with certain INI1-negative tumors, including rhabdoid tumors and synovial sarcomas, is enrolling well. The study is currently in the dose escalation stage of the trial. In June 2016, we were invited to speak at the FDA Pediatric Subcommittee of the Oncologic Drugs Advisory Committee meeting to review our ongoing phase 1 pediatric study. We received valuable feedback from Committee members on developing tazemetostat to treat rare and extremely aggressive cancers in pediatric patients.

Tazemetostat Combination Studies and Other Indications

We are also exploring the use of tazemetostat in combination for the treatment of DLBCL. We are collaborating with LYSA to undertake a phase 1b/2 study to evaluate tazemetostat in combination with R-CHOP as a front-line treatment in elderly, high-risk patients with DLBCL. Clinical sites are expected to begin enrolling and dosing patients in the second half of 2016.

In June 2016, we entered into a collaboration agreement with Genentech to conduct a phase 1b clinical trial to investigate the anti-cancer effects of tazemetostat and Tecentriq when used in combination. The trial will evaluate this combination regimen for the treatment of patients with relapsed or refractory DLBCL. Under the agreement, each company will supply its respective anti-cancer agent to support the trial and share in the trial costs. Genentech is managing the study operations for the trial, which is expected to begin enrolling and dosing patients in the second half of 2016.

We have recently initiated a multi-center phase 2 study evaluating tazemetostat as a monotherapy treatment for adult patients with mesothelioma characterized by BAP1 loss-of-function. The international study recently opened for enrollment in the U.S. and is expected to enroll approximately 70 patients.

Corporate Strategy

Our goal is to become a fully integrated development and commercial oncology company developing novel epigenetic therapies for cancer patients. We have a robust proprietary drug discovery platform and the demonstrated ability to move candidates into clinical development. As we prepare to commercially launch tazemetostat, if approved, we plan to build out the infrastructure necessary to support the successful launch and marketing of this compound. The key elements of our strategy to achieve this goal are to:

•	Rapidly Advance the Clinical Development of Tazemetostat. We are executing a comprehensive clinical development program of tazemetostat for NHL and certain genetically-defined solid tumors. If we see sufficient evidence of a therapeutic effect in any of these trials, we plan to meet with regulatory authorities to discuss the possibility of an expedited clinical development and regulatory pathway for the applicable program. If sufficiently safe and active in the target patient populations, we believe that tazemetostat may be able to rely on an expedited regulatory approval process.

•	Seek to Expand the Range of Potential Indications for Tazemetostat. Our R-CHOP combination study is designed to investigate the utility of tazemetostat in front line treatment of elderly patients with DLBCL, which would expand the potential commercial opportunity for tazemetostat. We also have over two dozen academic collaborations which are investigating the role of tazemetostat in other cancer types in preclinical models. If we see strong preclinical evidence of sensitivity of specific tumors to EZH2 inhibition, and if a medical need exists, we will consider initiating proof of concept human clinical trials. Our goal is to initiate clinical development of tazemetostat in five new indications over the next five years. The first of these studies is our phase 2 study evaluating tazemetostat in adult patients with mesothelioma characterized by BAP1 loss-of-function.

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

•	Use Our Drug Discovery Platform to Build a Pipeline of Proprietary CMP Inhibitors. Using our proprietary drug discovery platform, we are developing additional novel, small molecule inhibitors of disease associated CMPs, with the goal of delivering three new, wholly-owned programs into the clinic by 2020. We currently hold U.S. development and commercialization rights to one of our three preclinical programs subject to Celgene’s option under our collaboration. In addition, we have identified multiple novel CMP targets against which we are developing small molecule inhibitors in preclinical drug discovery, for which we own all development and commercialization rights.

•	Leverage Collaborations. Our therapeutic collaborations with Celgene, GSK, Eisai, LYSA and Genentech provide us with access to the considerable scientific, development, regulatory and commercial capabilities of our collaborators. Our collaborations with Celgene and GSK potentially provide us with significant funding. We believe that collaborations like these can contribute to our ability to rapidly advance our product candidates, build our product platform and concurrently progress a wide range of discovery and development programs, and we may seek to enter into additional therapeutic collaborations in the future.

•	Develop Companion Diagnostics for Use with Our Therapeutic Product Candidates. We plan to seek to develop companion diagnostics for use in connection with our therapeutic product candidates where appropriate. We believe that this approach may enable us to accelerate the clinical development and regulatory timelines for our therapeutic product candidates and, for any of our therapeutic product candidates that receive marketing approval, improve patient care by identifying patients who are more likely to benefit from the therapy. We intend to develop diagnostics based on currently available diagnostic technologies to the extent possible in order to minimize development and regulatory risk of our diagnostic programs. We are working with Roche Molecular Systems, Inc., or Roche, to develop a companion diagnostic, based on currently available technology, for use with tazemetostat for NHL patients with EZH2 point mutations and are relying on existing laboratory tests for use with pinometostat to identify MLL-r patients. We also plan to develop a companion diagnostic to identify BAP1 loss-of-function in patients’ tumors for our mesothelioma program, if needed.

Collaborations

Refer to Note 8, Collaborations, of the notes to our consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of the key terms of our arrangements with Eisai, Celgene GSK, LYSA and Genentech, as well as the related accounting and revenue and expense recognition considerations.

Results of Operations

Collaboration Revenue

The following is a comparison of collaboration revenue for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
	(In millions)
Collaboration revenue	$0.5	$0.7	$(0.2)	$0.9	$1.6	$(0.7)

Our revenue consists of collaboration revenue, including amounts recognized from deferred revenue related to upfront payments for licenses or options to obtain licenses in the future, research and development services revenue earned and milestone payments earned under collaboration and license agreements with our collaboration partners.

The following table summarizes our collaboration revenue, by collaboration, for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Collaboration Partner	2016	2015	Change	2016	2015	Change
	(in millions)
Celgene
Upfront revenue:	0.5	0.1	0.4	0.9	0.2	0.7
GSK
Upfront revenue:	—	0.4	(0.4)	—	0.9	(0.9)
Research and development and other revenue:	—	0.2	(0.2)	—	0.5	(0.5)

	0.5	0.7	(0.2)	0.9	1.6	(0.7)

Celgene. Collaboration revenue attributed to the Celgene collaboration increased in the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015, primarily due to the recognition of deferred revenue attributed to the pinometostat clinical trial services as part of the accounting for the amended and restated Celgene agreement, which was entered into during the third quarter of 2015.

As of June 30, 2016, all of our deferred revenue related to our Celgene collaboration. The recognition of deferred revenue under the amended and restated Celgene agreement is largely dependent on the future development of the non-pinometostat targets that are subject to the collaboration, as $28.8 million of the $29.8 million of total deferred revenue as of June 30, 2016 relates to the non-pinometostat targets. We do not expect to recognize any of the remaining $28.8 million of deferred revenue as of June 30, 2016 related to the three non-pinometostat targets for the next several years, unless or until Celgene exercises their option rights with respect to those targets or those option rights lapse. We expect to recognize the other $1.0 million of deferred revenue related to the Celgene agreement through December 31, 2016, as we provide the remaining research and development services related to the pinometostat phase 1 clinical trials.

GSK. We did not recognize collaboration revenue attributable to the GSK collaboration in the three and six months ended June 30, 2016, primarily due to the substantial completion of research obligations under the collaboration in the prior year. Since we have no further performance obligations under the GSK collaboration, future revenues will relate to milestone payments and royalties received under the agreement, if any.

Research and Development

Research and development expenses consist of expenses incurred in performing research and development activities, including clinical trial and related clinical manufacturing expenses, fees paid to external providers of research and development services, third party clinical research organizations, or CROs, compensation and benefits for full-time research and development employees, facilities expenses, overhead expenses, and other outside expenses. Most of our research and development costs are external costs, which we track on a program-by-program basis. Our internal research and development costs are primarily compensation expenses for our full-time research and development employees, including stock-based compensation expense.

In our early-stage research, we identify and prioritize novel HMTs and other CMPs that are implicated in cancer and other diseases, and develop potent and selective small molecule inhibitors of these targets. During this phase of research, our external costs primarily relate to lead discovery, biology, drug metabolism and pharmacokinetics and chemistry services from third party providers. As product candidates progress into preclinical and clinical development, external costs are driven by clinical trial costs, manufacturing expenses, and third-party research and development expenses. Our research and development team is organized such that the strategy, design, management and evaluation of results of our research and development plans is accomplished internally while a significant portion of our research and development activities are executed using our multinational network of external providers of research and development services.

In circumstances where our collaboration and license agreements provide for equally co-funded global development under joint risk sharing collaborations, and where we are the study sponsor, such as our Celgene collaboration, amounts received for co-funding are recorded as a reduction to research and development expense.

The following is a comparison of research and development expenses for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
	(In millions)
Research and development	$21.5	$20.6	$0.9	$39.2	$77.6	$(38.4)

During the three months ended June 30, 2016, total research and development expenses increased by $0.9 million, primarily due to expansion of the tazemetostat clinical program and internal research and development expenses which more than offset the period-over-period reduction of pinometostat costs. During the six months ended June 30, 2016 total research and development expenses decreased by $38.4 million, primarily due to the $40.0 million upfront payment that we made in the first quarter of 2015 to Eisai to reacquire the worldwide rights, excluding Japan, to the EZH2 program, including tazemetostat.

The following table illustrates the components of our research and development expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
Product Program	2016	2015	2016	2015
	(In millions)
External research and development expenses:
Tazemetostat and related EZH2 programs	$9.7	$8.6	$16.2	$50.0
Pinometostat and related DOT1L programs	0.2	1.4	1.1	3.4
Discovery and preclinical stage product programs, collectively	3.8	3.5	7.0	9.7
Internal research and development expenses	7.8	7.1	14.9	14.5

Total research and development expenses	$21.5	$20.6	$39.2	$77.6

External research and development costs include ongoing phase 1 and phase 2 clinical trial costs, discovery and preclinical research in support of the tazemetostat program, expenses associated with our companion diagnostic program, and external manufacturing costs related to the acquisition of active pharmaceutical ingredient and manufacturing of clinical drug supply. External research and development expenses for tazemetostat for the three months ended June 30, 2016 increased by $1.1 million compared to the three months ended June 30, 2015. After adjusting for the prior year first quarter payment of $40.0 million to Eisai, external research and development expenses for tazemetostat increased $6.2 million during the six months ended June 2016, as compared to the three months ended June 30, 2015. The increase in tazemetostat related spending in the three and six months ended June 30, 2016 is primarily a result of the increase in tazemetostat clinical trial activity, the impact of which was partially offset by manufacturing related costs related to the reacquisition of tazemetostat from Eisai in the first half of 2015.

External research and development expenses for pinometostat decreased by $1.2 million and $2.3 million for the three and six months ended June 30, 2016, respectively, as compared to the three and six months ended June 30, 2015, respectively. The decline in program spending reflects our completion of enrollment in the pinometostat adult and pediatric clinical trials and the associated reduction in costs. We completed enrollment in our pinometostat adult phase 1 clinical trial in the third quarter of 2015 and the pediatric phase 1 clinical trial in the first quarter of 2016. Research and development expenses for pinometostat for each of the three and six months ended June 30, 2016 are net of less than $0.1 million of global development co-funding from Celgene, as compared to $0.4 million and $0.9 million for the three and six months ended June 30, 2015, respectively.

External research and development expenses for discovery and preclinical stage product programs increased $0.3 million for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. This compares to a $2.7 million decrease for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. The three and six month fluctuations were driven by the reprioritization of our discovery and preclinical programs in the first quarter of 2015.

Internal research and development expenses are primarily compensation expenses for our full-time research and development employees. Internal research and development expenses increased by $0.7 million and $0.4 million for the three and six months ended June 30, 2016, respectively, as compared to the three and six months ended June 30, 2015, respectively. The increase was driven by increased compensation related expenses associated with increased hiring to support the expansion of the tazemetostat program and our preclinical research efforts.

We expect that research and development expenses will increase significantly in the remainder of 2016. This increase will be driven by the planned expansion of clinical trial activity for tazemetostat, including the initiation of a study in mesothelioma, the initiation of two combination trials in DLBCL, the expansion of our ongoing studies in NHL and solid tumors. In addition, we expect our discovery and preclinical research costs to increase throughout the remainder of 2016 as we continue the research effort for our partnered targets and expand research efforts on our novel epigenetic targets.

General and Administrative

The following is a comparison of general and administrative expenses for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	Change	2016	2015	Change
	(In millions)
General and administrative	$7.4	$6.0	$1.4	$13.3	$11.2	$2.1

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

For the three and six months ended June 30, 2016, our general and administrative expenses increased compared to the three and six months ended June 30, 2015, primarily due to higher compensation-related expenses associated with the staffing of key leadership roles in the second quarter of 2016. We expect that general and administrative expenses will increase modestly over the remainder of 2016.

Other Income, net

Other income (expense), net consists of interest income earned on our cash equivalents and marketable securities, net of imputed interest expense paid under our capital lease obligation, and other income recorded from a tax incentive award received in 2013. Interest income, net increased $0.4 and $0.6 million for the three and six months ended June 30, 2016, respectively, compared to the three and six months ended June 30, 2015, respectively, primarily due to our increased cash balance as a result of the January 2016 financing.

Income Tax Expense

We did not record a federal or state income tax provision or benefit for the three and six months ended June 30, 2016 and 2015 due to the expected loss before income taxes to be incurred for the years ended December 31, 2016 and 2015, as well as our continued maintenance of a full valuation allowance against our net deferred tax assets.

Liquidity and Capital Resources

Through June 30, 2016, we have raised an aggregate of $722.2 million to fund our operations, of which $201.6 million was non-equity funding through our collaboration agreements, $444.6 million was from the sale of common stock in our public offerings and $76.0 million was from the sale of redeemable convertible preferred stock. As of June 30, 2016, we had $288.6 million in cash, cash equivalents and marketable securities.

On April 15, 2016, we entered into a Sales Agreement with Cowen and Company, LLC, or Cowen, to sell, from time to time, shares of our common stock having an aggregate sales price of up to $50,000,000 through an “at the market offering” program under which Cowen would act as sales agent, which we refer to as the ATM Offering. The shares that may be sold under the Sales Agreement, if any, would be issued and sold pursuant to the Company’s $250,000,000 universal shelf registration statement on Form S-3 that was declared effective by the Securities and Exchange Commission on April 29, 2016. Through August 8, 2016, we have not sold any shares of our common stock in the ATM Offering. We have no obligation to sell any of our common stock under the Sales Agreement.

In addition to our existing cash, cash equivalents and marketable securities, we may receive research and development co-funding and are eligible to earn a significant amount of option exercise and milestone payments under our collaboration agreements. Our ability to earn these payments and the timing of earning these payments is dependent upon the outcome of our research and development activities and is uncertain at this time.

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

Outlook

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash, cash equivalents and marketable securities as of June 30, 2016, will be sufficient to fund our planned operating expenses and capital expenditure requirements into at least the second quarter of 2018, without giving effect to any potential option exercise fees or milestone payments we may receive under our collaboration agreements. We have based this estimate on assumptions that may prove to be wrong, particularly as the process of testing drug candidates in clinical trials is costly and the timing of progress in these trials is uncertain. As a result, we could use our capital resources sooner than we expect.

Cash Flows

The following is a summary of cash flows for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016	2015
	(In millions)
Net cash used in operating activities	$(50.2)	$(43.8)
Net cash used in investing activities	(199.8)	(40.2)
Net cash provided by financing activities	131.1	130.6

Net cash used in operating activities

The increase in net cash used in operating activities during the six months ended June 30, 2016, primarily relates to a higher net loss in the period, after adjusting for the $40.0 million payment made to Eisai in the prior year, which is classified as an investing cash outflow, and an increase in prepaid expenses and deferred costs in the period.

Net cash used in operating activities for the six months ended June 30, 2016 primarily relates to our net loss of $50.9 million and a net $5.2 million use of cash from changes in working capital, which was offset by non-cash stock based compensation of $5.1 million and depreciation of $0.8 million. The most significant items affecting working capital in the six months ended June 30, 2016 include increased clinical related prepaid costs, other prepaid expenses, and a decreased level of accounts payable and accrued expenses.

Net cash used in operating activities for the six months ended June 30, 2015 reflects the cash payments made for research and development and general administrative expenses, excluding the $40.0 million upfront payment made to Eisai upon the execution of our amended and restated collaboration and license agreement in March 2015, which is classified as an investing activity in the consolidated statement of cash flows, and a net use of cash related to working capital changes of $2.2 million, partially offset by non-cash stock based compensation of $4.9 million and depreciation of $0.7 million.

Net cash used in investing activities

Net cash used in investing activities during the six months ended June 30, 2016 reflect $199.4 million of purchases of available for sale securities and $0.3 million of purchases of property and equipment during the period. Net cash used in investing activities during the six months ended June 30, 2015, reflects the $40.0 million upfront payment made to Eisai upon the execution of our amended and restated collaboration and license agreement, under which we reacquired worldwide rights, excluding Japan, to tazemetostat, as well as $0.2 million of purchases of property and equipment.

Net cash provided by financing activities

Net cash provided by financing activities of $131.1 million during the six months ended June 30, 2016 primarily reflects net cash received from our January 2016 public offering of our common stock of $129.7 million as well as cash received from stock option exercises and the purchase of shares under our employee stock purchase plan. This amount was offset in part by the payment of $0.3 million of principal on our capital lease obligation.

Net cash provided by financing activities of $130.6 million during the six months ended June 30, 2015 primarily reflects net cash received from our March 2015 public offering of our common stock as well as cash received for stock option exercises and the purchase of shares under our employee stock purchase plan.

Critical Accounting Policies

Our critical accounting policies are those policies which require the most significant judgments and estimates in the preparation of our consolidated financial statements. Management has determined that our most critical accounting policies are those relating to revenue recognition, stock-based compensation, acquired in-process research and development and research and development expenses, including our accounting for clinical trial expense and accruals. As our clinical development plan for tazemetostat progresses, we expect research and development expenses and, in particular, our accounting for clinical trial accruals to be an increasingly important critical accounting policy. Other than as disclosed with respect to accrued research and development expenses, there have been no material changes or other required disclosures to our critical accounting policies disclosed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2015.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, Revenue From Contracts With Customers. ASU 2014-09 amends Accounting Standards Codification, or ASC, 605, Revenue Recognition, by outlining a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. In addition, the FASB recently issued ASUs 2016-10 and 2016-12, which provide clarifying amendments to ASU 2014-09. ASU 2014-09 and its related amendments will be effective for us for interim and annual periods beginning after December 15, 2017. We are evaluating the impact that this ASU may have on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 amends ASC 205-40, Presentation of Financial Statements—Going Concern, by providing guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements, including requiring management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements and providing certain disclosures if there is substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 will be effective for us for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. If this standard had been adopted as of June 30, 2016, we believe that we would have concluded there was not substantial doubt about our ability to continue as a going concern. However, our disclosures in future periods may be affected by the adoption of this accounting standard.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The standard will revise accounting for share-based compensation arrangements, including the income tax impact and classification on the statement of cash flows. Additionally, under the new standard, entities will have to elect whether to account for forfeitures as they occur or estimate the number of awards expected to be forfeited and adjust the estimate when it is no longer probable that the award will vest. The standard is effective for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. We are currently evaluating the potential impact that this standard may have on our financial position, results of operations and statement of cash flows.

Contractual Obligations

In December 2012, Eisai and we entered into an agreement with Roche under which Eisai and we engaged Roche to develop a companion diagnostic to identify patients who possess certain point mutations of EZH2. In October 2013, this agreement was amended to include additional point mutations in EZH2. The $21.5 million of development costs due under the amended agreement with Roche were the responsibility of Eisai until the execution of our amended and restated collaboration and license agreement with Eisai in March 2015, at which time we assumed responsibility for the remaining development costs due under the agreement. In December 2015, we entered into the second amendment to the companion diagnostic agreement with Roche and made a $3.0 million milestone payment in the first quarter of 2016. We are responsible for the remaining development costs of $12.0 million due under the second amendment as of June 30, 2016.

In May 2016, we entered into the second amendment to our lease arrangement with ARE-TECH Square, LLC to extend the term of our leased headquarters facility by six months, from November 30, 2017 to May 31, 2018. In addition, the second amendment extends our five year renewal option notice date by six months, from February 28, 2017 to August 31, 2017. An extension fee of $0.2 million will be due and payable on November 30, 2017 if we do not (i) exercise our five year option to renew our headquarter lease on November 30, 2017 or (ii) sign a new lease with our existing landlord for a location with increased square footage.

Refer to Note 8, Collaborations, of the notes to our consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of our arrangements with respect to the LYSA and Genentech collaboration agreements.

There were no other significant changes to our contractual obligations during the six months ended June 30, 2016. For a complete discussion of our contractual obligations, please refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2016, we had cash equivalents and available for sale securities of $279.3 million consisting of money market funds, corporate bonds, commercial paper and government-related obligations. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. We estimate that a hypothetical 100-basis point change in market interest rates would impact the fair value of our investment portfolio as of June 30, 2016 by $1.2 million.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2016.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

If our product candidates are associated with undesirable side effects in clinical trials or have characteristics that are unexpected in clinical trials or preclinical testing, we may need to abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. In pharmaceutical development, many compounds that initially show promise in early-stage testing for treating cancer are later found to cause side effects that prevent further development of the compound.

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

Since inception, we have incurred significant operating losses. Our net loss was $50.9 million for the six months ended June 30, 2016. As of June 30, 2016, we had an accumulated deficit of $294.3 million. To date, we have financed our operations primarily through our collaborations, our public offerings, and private placements of our preferred stock. All of our revenue to date has been collaboration revenue. We have devoted substantially all of our financial resources and efforts to research and development, including clinical and preclinical studies. We are still in the early to middle stages of development of our product candidates, and we have not completed development of any drug candidates. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will continue to increase over the next several years as we:

•	continue our phase 2 clinical trial of tazemetostat for the treatment of patients with NHL, our phase 2 clinical trial of tazemetostat for the treatment of adult patients with certain genetically-defined solid tumors and our phase 1 clinical trial of tazemetostat for the treatment of pediatric patients with certain genetically-defined solid tumors;

•	initiate our planned phase 2 clinical trial of tazemetostat in relapsed or refractory patients with mesothelioma characterized by BAP1 loss-of-function;

•	initiate our planned clinical trials of tazemetostat in combination with R-CHOP in front line elderly patients with DLBCL and in combination with Genentech’s anti-PD-L1 cancer immunotherapy, Tecentriq, in patients with relapsed or refractory DLBCL;

•	continue our phase 1 clinical trial of tazemetostat for the treatment of patients with relapsed or refractory NHL or advanced solid tumors;

•	initiate a planned rollover study of tazemetostat in certain patients that have completed prior clinical trial protocols;

•	pay any milestone payments provided for and achieved under the amended and restated collaboration and license agreement with Eisai;

•	conduct research and development for Celgene under our amended and restated collaboration and license agreement;

•	continue the research and development of our other product candidates;

•	seek to discover and develop additional product candidates;

•	seek regulatory approvals for any product candidates that successfully complete clinical trials;

•	ultimately establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any products for which we may obtain regulatory approval;

•	maintain, expand and protect our intellectual property portfolio;

•	hire additional clinical, quality control and scientific personnel; and

•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts.

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

We expect our expenses to increase in connection with our ongoing activities, particularly since we have assumed responsibility for the funding of the EZH2 program, including our ongoing phase 2 clinical trial of tazemetostat for the treatment of patients with NHL, our ongoing phase 2 clinical trial of tazemetostat for the treatment of adult patients with certain genetically-defined solid tumors and our ongoing phase 1 clinical trial of tazemetostat for the treatment of pediatric patients with certain genetically-defined solid tumors; initiate our phase 2 study of tazemetostat in relapsed or refractory patients with mesothelioma characterized by BAP1 loss-of-function; initiate our combination clinical trials of tazemetostat in combination with R-CHOP in front line elderly patients with DLBCL and in combination with Tecentriq in patients with relapsed or refractory DLBCL; continue our phase 1 clinical trial of tazemetostat for the treatment of patients with relapsed or refractory NHL or advanced solid tumors and report on our phase 1 clinical trial of pinometostat in pediatric patients with MLL-r; pay any milestone payments provided for and achieved under the amended and restated collaboration and license agreement with Eisai; continue research for Celgene under our amended and restated collaboration and license agreement; and continue research and development and initiate additional clinical trials of, and seek regulatory approval for, any future product candidates. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on acceptable terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash, cash equivalents and marketable securities as of June 30, 2016, will be sufficient to fund our planned operating expenses and capital expenditure requirements into at least the second quarter of 2018. We have based these expectations on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Our future capital requirements will depend on many factors, including:

•	our remaining collaboration agreements remaining in effect and our ability to obtain global development co-funding and achieve milestones under these agreements;

•	the progress and results of our ongoing and planned clinical trials;

•	the number and development requirements of additional indications for tazemetostat, pinometostat and other product candidates that we may pursue, including the scope, progress, results and costs of preclinical development, laboratory testing and clinical trials for such product candidates;

•	our ongoing research for Celgene under our amended and restated collaboration and license agreement;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	milestones, option exercise fees, license fees, and other collaboration-based revenues, if any;

•	the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution for any of our product candidates for which we receive marketing approval;

•	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;

•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and

•	the extent to which we acquire or in-license other products and technologies.

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

We commenced active operations in early 2008, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our technology, identifying potential product candidates, undertaking preclinical studies and, beginning in 2012, conducting clinical trials. All but two of our product candidates are still in preclinical development. We are conducting a phase 2 clinical trial of tazemetostat for the treatment of patients with NHL, a phase 2 clinical trial of tazemetostat for the treatment of adult patients with INI1-negative tumors, certain SMARCA4-negative tumors or synovial sarcoma, a phase 1 clinical trial of tazemetostat for the treatment of pediatric patients with INI1-negative tumors, certain SMARCA4-negative tumors or synovial sarcoma, a phase 1 clinical trial of tazemetostat for the treatment of patients with NHL and solid tumors, a phase 2 clinical trial of tazemetostat in relapsed or refractory adult patients with mesothelioma characterized by BAP1 loss-of-function, and a phase 1 clinical trial of pinometostat in pediatric patients with MLL-r, for which enrollment is complete. We have not yet demonstrated our ability to successfully complete any clinical trials, obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

Specifically, there are a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies. Companies that are developing new epigenetic treatments for cancer that target HMTs include GSK, Novartis AG, Pfizer, Inc., Merck & Co., Inc., Daiichi Sankyo Company Limited, Takeda Pharmaceutical Company Limited, AbbVie Inc., Bayer Schering Pharma AG and Constellation Pharmaceuticals. In addition, many companies are developing cancer therapeutics that work by targeting epigenetic mechanisms other than HMTs, and some including Celgene and Eisai, are now marketing cancer treatments that work by targeting epigenetic mechanisms other than HMTs.

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

Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller and other early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

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

We currently hold $20.0 million in product liability insurance coverage in the aggregate, with a per incident limit of $20.0 million, which may not be adequate to cover all liabilities that we may incur. We may need to increase our insurance coverage as we expand our clinical trials or if we commence commercialization of our product candidates. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

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

We currently rely on third party clinical research organizations to conduct our ongoing clinical trials and plan to rely on third party clinical research organizations or third party research collaboratives to conduct our planned clinical trials. We do not plan to independently conduct clinical trials of any future product candidates. We expect to continue to rely on third parties, such as clinical research organizations, clinical data management organizations, medical institutions and clinical investigators, to conduct our clinical trials. These agreements might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, our product development activities might be delayed.

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

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States. We have obtained orphan drug designations for tazemetostat for the treatment of INI1-negative malignant rhabdoid tumors, or MRT as well as SMARCA4-negative MRT of ovary, or MRTO, in the United States and for pinometostat for the treatment of acute lymphoblastic leukemia and acute myeloid leukemia in the United States and Europe. We may not receive orphan drug designation for these product candidates for other indications, or for any other future clinical candidates we may develop.

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

The FDA may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product. The FDA and other agencies, including the Department of Justice, or the DOJ, closely regulate and monitor the post-approval marketing and promotion of drugs to ensure they are marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA and DOJ impose stringent restrictions on manufacturers’ communications regarding off-label use, and if we do not market our products for their approved indications, we may be subject to enforcement action for off-label marketing. Violations of the Federal Food, Drug, and Cosmetic Act and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription drugs may lead to investigations and enforcement actions alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws.

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

As of August 3, 2016, our executive officers and directors and their affiliates beneficially own, in the aggregate, shares representing approximately 30% of our common stock. As a result, if these stockholders were to choose to act together, may be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Our stock price has been and may in the future be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. From January 1, 2015 until August 3, 2016, the sale price of our common stock as reported on the NASDAQ Global Market ranged from a high of $28.48 to a low of $8.27. The market price for our common stock may be influenced by many factors, including:

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

Item 6.	Exhibits

10.1	Second Amendment to Lease Agreement dated as of May 18, 2016 between the Registrant and ARE-TECH Square, LLC (1)

10.2	Employment Offer Letter between the Registrant and Matthew E. Ros, dated April 15, 2016 (2)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by Robert B. Bazemore, President and Chief Executive Officer of the Company, and Andrew E. Singer, Executive Vice President, Finance and Administration, Chief Financial Officer and Treasurer of the Company. (1)

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.LAB	XBRL Labels Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

(1)	Filed with this Form 10-Q.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-35945) filed with the Securities and Exchange Commission on May 6, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 8, 2016

EPIZYME, INC.

By:	/s/ Andrew E. Singer
Andrew E. Singer
Executive Vice President, Finance and Accounting, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)