Form 10-Q
period 2016-09-30
Epizyme, Inc.
filed 2016-11-03
CIK 1571498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of shares outstanding of the registrant’s common stock as of October 28, 2016: 58,011,368 shares.

Forward-looking Information

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. These statements may be identified by such forward-looking terminology as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and similar statements or variations of such terms. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

•	our plans to develop and commercialize novel epigenetic therapies for patients with cancer and other diseases;

•	our ongoing and planned clinical trials, including the timing of initiation and enrollment in the trials, the timing of availability of data from the trials and the anticipated results of the trials;

•	our ability to receive anticipated milestones under our collaborations;

•	the timing of and our ability to obtain and maintain regulatory approvals for our product candidates;

•	the rate and degree of market acceptance and clinical utility of our products;

•	our commercialization, marketing and manufacturing capabilities and strategy;

•	our intellectual property position; and

•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing.

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

Our management’s discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q, which have been prepared by us in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim periods and with Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. This discussion and analysis should be read in conjunction with these unaudited consolidated financial statements and the notes thereto as well as in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, or our Annual Report. The three months ended September 30, 2016 and 2015 are referred to as the third quarter of 2016 and 2015, respectively. Unless the context indicates otherwise, all references herein to our company include our wholly-owned subsidiary.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

EPIZYME, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands except per share data)

	September 30, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$66,028	$208,323
Marketable securities	197,315	—
Accounts receivable	6,200	262
Prepaid expenses and other current assets	5,460	4,478

Total current assets	275,003	213,063
Property and equipment, net	3,320	4,089
Restricted cash and other assets	663	751

Total Assets	$278,986	$217,903

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,387	$4,653
Accrued expenses	11,385	11,335
Current portion of capital lease obligation	605	561
Current portion of deferred revenue	478	1,900

Total current liabilities	15,855	18,449
Capital lease obligation, net of current portion	270	730
Deferred revenue, net of current portion	28,809	28,809
Other long-term liabilities	256	383
Commitments and contingencies
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock $0.0001 par value; 125,000 shares authorized; 58,002 shares and 41,786 shares issued and outstanding, respectively	6	4
Additional paid-in capital	552,542	412,989
Accumulated other comprehensive income (loss)	(95)	—
Accumulated deficit	(318,657)	(243,461)

Total stockholders’ equity	233,796	169,532

Total Liabilities and Stockholders’ Equity	$278,986	$217,903

See notes to consolidated financial statements.

EPIZYME, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(Amounts in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Collaboration revenue	$6,584	$358	$7,529	$2,005

Operating expenses:
Research and development	23,888	16,788	63,078	94,390
General and administrative	7,522	6,676	20,792	17,883

Total operating expenses	31,410	23,464	83,870	112,273

Loss from operations	(24,826)	(23,106)	(76,341)	(110,268)

Other income, net:
Interest income, net	469	20	1,093	57
Other income	21	21	52	61

Other income, net	490	41	1,145	118

Net loss	$(24,336)	$(23,065)	$(75,196)	$(110,150)

Other Comprehensive loss:
Unrealized loss on available for sale securities	(120)	—	(95)	—

Comprehensive loss	$(24,456)	$(23,065)	$(75,291)	$(110,150)

Loss per share allocable to common stockholders:
Basic	$(0.42)	$(0.56)	$(1.32)	$(2.81)
Diluted	$(0.42)	$(0.56)	$(1.32)	$(2.81)

Weighted average shares outstanding:
Basic	57,970	41,461	56,828	39,204
Diluted	57,970	41,461	56,828	39,204

See notes to consolidated financial statements.

EPIZYME, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Nine Months Ended, September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(75,196)	$(110,150)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	—	40,000
Depreciation and amortization	1,189	1,058
Stock-based compensation	7,843	7,766
Amortization of discount on investments	(52)	—
Loss on disposal of property and equipment	—	5
Changes in operating assets and liabilities:
Accounts receivable	(5,938)	1,898
Prepaid expenses and other current assets	(564)	336
Accounts payable	(1,266)	(5,328)
Accrued expenses	50	5,038
Deferred revenue	(1,422)	8,113
Restricted cash and other assets	88	(29)
Other long-term liabilities	(127)	(23)

Net cash used in operating activities	(75,395)	(51,316)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	(212,126)	—
Maturities of available for sale securities	14,350
Acquisition of in-process research and development	—	(40,000)
Purchases of property and equipment	(420)	(188)

Net cash used in investing activities	(198,196)	(40,188)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment under capital lease obligation	(416)	(309)
Proceeds from public offering, net of commissions	130,067	130,712
Proceeds from stock options exercised	1,645	875
Issuance of shares under employee stock purchase plan	374	436
Payment of public offering costs	(374)	(367)

Net cash provided by financing activities	131,296	131,347

Net (decrease) increase in cash and cash equivalents	(142,295)	39,843
Cash and cash equivalents, beginning of period	208,323	190,095

Cash and cash equivalents, end of period	$66,028	$229,938

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Equipment acquired under capital lease	—	1,732

See notes to consolidated financial statements.

EPIZYME, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Overview

Epizyme, Inc. (collectively referred to with its wholly owned, controlled subsidiary, Epizyme Securities Corporation, as “Epizyme” or the “Company”) is a clinical stage biopharmaceutical company that discovers, develops and plans to commercialize novel epigenetic therapies for patients with cancer and other diseases. The Company’s lead product candidate, tazemetostat, is a potent and selective inhibitor of the EZH2 HMT, an enzyme that plays an important role in various cancers. The Company owns the global development and commercialization rights to tazemetostat outside of Japan. Eisai Co. Ltd (“Eisai”) holds the rights to develop and commercialize tazemetostat in Japan, and holds a limited right of first negotiation for the rest of Asia.

The Company has additional programs in development, including pinometostat, a clinical program that is subject to a collaboration with Celgene Corporation and Celgene RIVOT Ltd., an affiliate of Celgene Corporation (“Celgene”) (refer to Note 8, Collaborations), three preclinical programs for small molecule HMT inhibitors that are subject to a collaboration with Celgene, one clinical and two preclinical programs for small molecule HMT inhibitors that are subject to a collaboration with Glaxo Group Limited, an affiliate of GlaxoSmithKline (“GSK”) (refer to Note 8, Collaborations), and multiple novel targets for which the Company retains worldwide global development and commercialization rights.

Through September 30, 2016, the Company has raised, including amounts receivable under collaboration agreements, an aggregate of $728.4 million to fund its operations, of which $207.8 million was non-equity funding through its collaboration agreements, $444.6 million was from the sale of common stock in the Company’s public offerings and $76.0 million was from the sale of redeemable convertible preferred stock in private financings prior to the Company’s initial public offering in May 2013. As of September 30, 2016, the Company had $263.3 million in cash, cash equivalents, and marketable securities.

The Company commenced active operations in early 2008. Since its inception, the Company has generated an accumulated deficit of $318.7 million through September 30, 2016 and will require substantial additional capital to fund its research and development. The Company is subject to risks common to companies in the biotechnology industry, including, but not limited to, risks of failure of clinical trials and preclinical studies, the need to obtain additional financing to fund the future development of tazemetostat and the rest of its pipeline, the need to obtain marketing approval for its product candidates, the need to successfully commercialize and gain market acceptance of its product candidates, dependence on key personnel, protection of proprietary technology, compliance with government regulations, development by competitors of technological innovations and ability to transition from pilot-scale manufacturing to large-scale production of products.

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

The unaudited condensed consolidated financial statements include the accounts of Epizyme, Inc. and its wholly owned, controlled subsidiary, Epizyme Securities Corporation. All intercompany transactions and balances of subsidiaries have been eliminated in consolidation. In the opinion of management, the information furnished reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair presentation of the results for the reported interim periods. The Company considers events or transactions that occur after the balance sheet date but before the consolidated financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The three months ended September 30, 2016 and

2015 are referred to as the third quarter of 2016 and 2015, respectively. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period.

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

Marketable securities

The Company classifies marketable securities with a remaining maturity when purchased of greater than three months as available for sale. The Company considers all available-for-sale securities, including those with maturity dates beyond 12 months, as available to support current operational liquidity needs and therefore classifies all securities with maturity dates beyond 90 days at the date of purchase as current assets within the Consolidated Balance Sheets. Available for sale securities are maintained by the Company’s investment managers and may consist of commercial paper, high-grade corporate notes, U.S. Treasury securities, U.S. government agency securities, and certificates of deposit. Available for sale securities are carried at fair value with the unrealized gains and losses included in other comprehensive income (loss) as a component of stockholders’ equity until realized. Any premium or discount arising at purchase is amortized and/or accreted to interest income and/or expense over the life of the instrument. Realized gains and losses are determined using the specific identification method and are included in other income (expense).

If any adjustment to fair value reflects a decline in value of the investment, the Company considers all available evidence to evaluate the extent to which the decline is “other-than-temporary” and, if so, mark the investment to market through a charge to the Company’s statement of operations and comprehensive loss.

There have been no other material changes or other required disclosures to the Company’s significant accounting policies during the three and nine months ended September 30, 2016, as compared to the significant accounting policies disclosed in Note 2, Summary of Significant Accounting Policies, of the Company’s financial statements included in the Annual Report.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue From Contracts With Customers. ASU 2014-09 amends Accounting Standards Codification (“ASC”) 605, Revenue Recognition, by outlining a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. In addition, the FASB recently issued ASUs 2016-10 and 2016-12, which provide clarifying amendments to ASU 2014-09. ASU 2014-09 and its related amendments will be effective for the Company for interim and annual periods beginning after December 15, 2017, with early adoption permitted for periods beginning after December 15, 2016. The Company expects to adopt ASU 2014-09, as amended, effective January 1, 2018. The Company is evaluating the impact that ASU 2014-09 may have on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 amends ASC 205-40, Presentation of Financial Statements—Going Concern, by providing guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements, including requiring management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements and providing certain disclosures if there is substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 will be effective for the Company for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. If this standard had been adopted as of September 30, 2016, the Company believes it would have concluded there was not substantial doubt about its ability to continue as a going concern. However, the Company’s disclosures in future periods may be affected by the adoption of this accounting standard.

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

3.	Marketable Securities

The following table summarizes the available for sale securities held at September 30, 2016 (in thousands):

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$79,786	$—	$(58)	$79,728
Corporate notes	82,116	—	(61)	82,055
U.S. government agency securities and U.S. Treasuries	35,507	25	—	35,532

Total	$197,409	$25	$(119)	$197,315

The Company did not hold any available for sale securities prior to the second quarter of 2016. Certain short-term debt securities with original maturities of less than 90 days are included in cash and cash equivalents on the condensed consolidated balance sheets and are not included in the tables above.

The amortized cost of available for sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. At September 30, 2016, the balance in the Company’s accumulated other comprehensive loss was composed solely of activity related to the Company’s available for sale marketable securities. There were no realized gains or losses recognized on the sale or maturity of available-for-sale securities during the three months and nine months ended September 30, 2016, and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive loss for the same period.

The aggregate fair value of available for sale securities held by the Company in an unrealized loss position for less than twelve months as of September 30, 2016 was $137.6 million. The aggregate unrealized loss for those securities in an unrealized loss position for less than twelve months as of September 30, 2016 was $0.1 million. The Company determined that there was no material change in the credit risk of any of its investments. As a result, the Company determined it did not hold any investments with any other-than-temporary impairment as of September 30, 2016. The weighted average maturity of the Company’s portfolio was approximately five months at September 30, 2016.

4.	Fair Value Measurements

The Company’s financial instruments as of September 30, 2016 consisted primarily of cash and cash equivalents, marketable securities and accounts receivable and accounts payable. The Company’s financial instruments as of December 31, 2015 consisted primarily of cash and cash equivalents, accounts receivable and accounts payable. As of September 30, 2016 and December 31, 2015, the Company’s financial assets recognized at fair value consisted of the following:

	Fair Value as of September 30, 2016
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents	$44,257	$41,008	$3,249	$—

Marketable securities:
Commercial paper	79,728	—	79,728	—
Corporate notes	82,055	—	82,055	—
U.S. government agency securities and treasuries	35,532	—	35,532	—

Total	$241,572	$41,008	$200,564	$—

	Fair Value as of December 31, 2015
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents	$197,023	$197,023	$—	$—

Total	$197,023	$197,023	$—	$—

Cash equivalents and marketable securities have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third-party pricing services or other market observable data.

The Company measures its cash equivalents at fair value on a recurring basis. The Company classifies its cash equivalents within Level 1 of the fair value hierarchy because they are valued using observable inputs that reflect quoted prices for identical assets in active markets. The Company measures its marketable securities at fair value on a recurring basis and classifies those instruments within Level 2 of the fair value hierarchy. The pricing services used by management utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine the fair value of marketable securities.

5.	Supplemental Balance Sheet Information

Prepaid expenses and other current assets consisted of the following:

	September 30, 2016	December 31, 2015
	(In thousands)
Prepaid clinical and manufacturing costs	$2,995	$2,400
Interest receivable on available for sale securities	463	—
Other prepaid expenses and other receivables	2,002	2,078

Total prepaid expenses and other current assets	$5,460	$4,478

Accrued expenses consisted of the following:

	September 30, 2016	December 31, 2015
	(In thousands)
Employee compensation and benefits	$3,179	$3,314
Research and development expenses	7,190	6,518
Professional services and other	1,016	1,503

Accrued expenses	$11,385	$11,335

6.	Income Taxes

The Company did not record a federal or state income tax provision or benefit for the three and nine months ended September 30, 2016 and 2015 due to the expected loss before income taxes to be incurred for the years ended December 31, 2016 and 2015, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets.

7.	Commitments and Contingencies

There have been no significant changes to the Company’s commitments and contingencies in the three and nine months ended September 30, 2016, as compared to those disclosed in Note 6, Commitments and Contingencies, included in its Annual Report, except as summarized below.

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

Under the original agreement, the Company received a $65.0 million upfront payment and $25.0 million from the sale of its series C redeemable convertible preferred stock to an affiliate of Celgene, of which $3.0 million was considered a premium and included as collaboration arrangement consideration for a total upfront payment of $68.0 million. In addition, the Company has received a $25.0 million clinical development milestone payment and $7.0 million of global development co-funding through September 30, 2016. Under the amended agreement, the Company received a $10.0 million upfront payment in exchange for the Company’s extension of Celgene’s option rights to the Option Targets and the Company’s research and development obligations. In addition, the Company is eligible to earn an aggregate of up to $75.0 million in development milestone and license payments, up to $365.0 million in regulatory milestone payments and up to $170.0 million in sales milestone payments related to the three Option Targets. The Company remains eligible to earn $35.0 million in an additional clinical development milestone payment and up to $100.0 million in regulatory milestone payments related to DOT1L. The Company is also eligible to receive royalties on each of the Option Targets as specified in the amended and restated agreement. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, the Company may not receive any additional milestone or royalty payments from Celgene.

Collaboration Revenue

Through September 30, 2016, the Company has recognized $73.9 million of total collaboration revenue since the inception of the collaboration, including $0.5 million and $0.4 million in the three months ended September 30, 2016 and 2015, respectively, and $1.4 million and $0.5 million in the nine months ended September 30, 2016 and 2015, respectively. The Company recognized total global development co-funding as a reduction to research and development expense of less than $0.1 million and $0.1 million in the three months ended September 30, 2016 and 2015, respectively, and $0.1 million and $1.0 million in the nine months ended September 30, 2016 and 2015, respectively.

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

Agreement Structure

Under the agreement, the Company has recorded a $20.0 million upfront payment, a $3.0 million payment upon the execution of the March 2014 agreement amendment, $6.0 million of fixed research funding, $15.0 million of preclinical research and development milestone payments and $9.0 million for research and development services. In addition, in the third quarter of 2016, the Company recognized a $6.0 million clinical milestone following GSK’s initiation of patient dosing in a Phase 1 clinical trial of a protein arginine methyltransferase-5 (“PRMT5”) inhibitor that was discovered by the Company and licensed to GSK. The Company is eligible to receive up to $18.0 million in additional preclinical research and development milestone payments, up to $103.0 million in clinical development milestone payments, up to $278.0 million in regulatory milestone payments and up to $218.0 million in sales-based milestone payments. In addition, GSK is required to pay the Company royalties, at percentages from the mid-single digits to the low double-digits, on a licensed product-by-licensed product basis, on worldwide net product sales, subject to reduction in specified circumstances. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, the Company may not receive any additional milestone payments or royalty payments from GSK. Due to the varying stages of development of each licensed target, the Company is not able to determine the next milestone that might be achieved under this agreement, if any. GSK became solely responsible for development and commercialization for each licensed target in the collaboration when the research term ended on January 8, 2015.

Collaboration Revenue

Through September 30, 2016, the Company has earned a total of $59.0 million under the GSK agreement, which the Company recognized as collaboration revenue in the condensed consolidated statements of operations and comprehensive loss, including $6.0 million of milestone revenue in the three and nine months ended September 30, 2016 and $0 and $1.5 million in the three and nine months ended September 30, 2015, respectively. The Company does not have any remaining deferred revenue related to this agreement and any future revenues will relate to any milestone payments and royalties received under the agreement, if any.

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

Genentech

In June 2016, the Company entered into a collaboration agreement with Genentech Inc. (“Genentech”), a member of the Roche Group, to conduct a phase 1b clinical trial to investigate the anti-cancer effects of the Company’s EZH2 inhibitor, tazemetostat, and Genentech’s anti-PD-L1 cancer immunotherapy, Tecentriq (atezolizumab), when used in combination. The trial will evaluate this combination regimen for the treatment of patients with relapsed or refractory DLBCL. Under the agreement, each company will supply its respective anti-cancer agent to support the trial and share equally in the trial costs. Genentech is managing the study operations for the trial, and the Company is recognizing its share of the related expenses as those costs are incurred over the duration of the trial.

Companion Diagnostics

Roche. In December 2012, Eisai and the Company entered into an agreement with Roche under which Eisai and the Company engaged Roche to develop a companion diagnostic to identify patients who possess certain gain of function mutations of EZH2. In October 2013, this agreement was amended to include additional mutations in EZH2. The development costs due under the amended agreement with Roche were the responsibility of Eisai until the execution of the amended and restated collaboration and license agreement with Eisai in March 2015, at which time the Company assumed responsibility for the remaining development costs due under the agreement. In December 2015, the Company entered into the second amendment to the companion diagnostic agreement with Roche. As of September 30, 2016, the Company is responsible for the remaining development costs of $12.0 million due under the second amendment. The Company expects the remaining development costs under the second amendment to be paid and incurred through 2019.

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

Total stock-based compensation expense related to stock options, restricted stock units and the employee stock purchase plan was $2.7 million and $2.9 million for the three months ended September 30, 2016 and 2015, respectively, and $7.8 million and $7.8 million for the nine months ended September 30, 2016 and 2015, respectively.

Stock-based compensation expense is classified in the consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Research and development	$1,390	$1,214	$4,003	$4,009
General and administrative	1,327	1,642	3,840	3,757

Total	$2,717	$2,856	$7,843	$7,766

Stock Options

The weighted-average grant date fair value of options, estimated as of the grant date using the Black-Scholes option pricing model, was $6.43 and $15.78 per option for those options granted during the three months ended September 30, 2016 and 2015, respectively, and $6.43 and $15.05 per option for those options granted during the nine months ended September 30, 2016 and 2015, respectively. Key assumptions used to apply this pricing model were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Risk-free interest rate	1.1%	1.6%	1.2%	1.6%
Expected life of options	6 years	6 years	6 years	6 years
Expected volatility of underlying stock	76.2%	82.9%	78.6%	83.7%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

The following is a summary of stock option activity for the nine months ended September 30, 2016:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at December 31, 2015	3,100	$15.20
Granted	2,107	9.50
Exercised	(773)	2.01
Forfeited or expired	(419)	18.31

Outstanding at September 30, 2016	4,015	$14.42	8.6	$3,808

Exercisable at September 30, 2016	1,040	$18.21	7.1	$2,327

As of September 30, 2016, there was $21.3 million of unrecognized compensation cost related to stock options that are expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 3.0 years.

Restricted Stock Units

The following is a summary of restricted stock unit activity for the nine months ended September 30, 2016:

	Number of Units	Weighted Average Grant Date Fair Value per Unit
	(in thousands)
Outstanding at December 31, 2015	37	$18.49
Granted	81	9.29
Vested	(47)	12.20

Outstanding at September 30, 2016	71	$12.20

In February 2016 the Company granted 80,732 restricted stock units with a grant date fair value of $9.29 per unit, in accordance with the Company’s chief financial officer’s employment agreement. One quarter of these restricted stock units vested on February 9, 2016 and the remaining three quarters are vesting on a straight line basis over 36 months. As of September 30, 2016 there was $0.7 million of unrecognized compensation cost related to restricted stock units that are expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 2.4 years.

10.	Loss Per Share

Basic and diluted loss per share allocable to common stockholders are computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands except per share data)
Net loss	$(24,336)	$(23,065)	$(75,196)	$(110,150)
Weighted average shares outstanding	57,970	41,461	56,828	39,204

Basic and diluted loss per share allocable to common stockholders	$(0.42)	$(0.56)	$(1.32)	$(2.81)

In January 2016, the Company issued an additional 15,333,334 shares of common stock in connection with a public offering. The issuance of these shares contributed to a significant increase in the Company’s shares outstanding as of September 30, 2016 and in the weighted average shares outstanding for the three and nine months ended September 30, 2016 when compared to the comparable prior year periods, and is expected to continue to impact the year-over-year comparability of the Company’s (loss) earnings per share calculations through 2016.

The following common stock equivalents were excluded from the calculation of diluted loss per share allocable to common stockholders because their inclusion would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Stock options	4,015	3,119	4,015	3,119
Unvested restricted stock units	71	37	71	37
Shares issuable under employee stock purchase plan	18	2	18	2

	4,104	3,158	4,104	3,158

11.	Related Party Transactions

Celgene has made a series of equity investments in the Company, owning 3,674,640 shares of common stock representing 6.3% of the Company’s outstanding common stock as of September 30, 2016. Refer to Note 8, Collaborations, for additional information regarding the Company’s original agreement with Celgene entered into in April 2012 and the amended and restated agreement with Celgene entered into in July 2015.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management Overview

We are a clinical stage biopharmaceutical company that discovers, develops and plans to commercialize novel epigenetic therapies for patients with cancer and other diseases. We are leaders in discovering and developing small molecule inhibitors of a class of enzymes known as histone methyltransferases, or HMTs. We have expanded our development efforts beyond HMTs and are also developing small molecule inhibitors of other chromatin modifying proteins, or CMPs. CMPs mediate selective and reversible modifications to chromatin, a complex of chromosomal DNA and histone proteins that controls gene expression. This chromatin remodeling and its resultant control of gene expression are part of a larger regulatory system, commonly referred to as epigenetics. Genetic alterations within CMPs or that indirectly affect CMPs can result in changes to their activity and drive multiple types of cancer, including hematological cancers and solid tumors. We believe that inhibiting altered CMPs presents the opportunity to create, develop and commercialize multiple targeted therapeutics.

Our lead product candidate, tazemetostat, is a first-in-class potent and selective inhibitor of the EZH2 HMT, an enzyme that plays an important role in various cancers. In our phase 1 clinical trial of tazemetostat in patients with relapsed or refractory non-Hodgkin lymphoma, or NHL, or in patients with advanced solid tumors, tazemetostat showed meaningful clinical activity as a monotherapy, and was generally well tolerated, in both NHL and in certain genetically-defined solid tumors.

We are conducting a broad clinical development program for tazemetostat. We are currently evaluating tazemetostat in a phase 2 study in adults with relapsed or refractory NHL, and a phase 2 study in adults and a phase 1 study in children with certain genetically-defined solid tumors, including INI1-negative and SMARCA4-negative tumors and synovial sarcoma. In addition, we are currently evaluating tazemetostat in a phase 2 study in patients with mesothelioma characterized by a loss-of-function of BAP1. We are continuing to explore in preclinical testing other tumor types that may be sensitive to tazemetostat.

We have also entered into collaborations to evaluate tazemetostat in combination with other therapies approved for, or being investigated for, the treatment of diffuse large B-cell lymphoma, or DLBCL, an aggressive form of NHL. We have initiated a Phase 1b/2 clinical trial in collaboration with the Lymphoma Study Association, or LYSA, a premier cooperative French lymphoma group, to evaluate tazemetostat in combination with R-CHOP in newly diagnosed, elderly, high-risk patients with DLBCL. R-CHOP is the standard of care front-line combination treatment for patients with DLBCL. We have also initiated an immuno-oncology phase 1b study in collaboration with Genentech, a member of the Roche Group, to investigate the combination of tazemetostat and Genentech’s approved anti-PD-L1 cancer immunotherapy, Tecentriq™ (atezolizumab). The study will evaluate this combination regimen for the treatment of patients with relapsed or refractory DLBCL.

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

Pinometostat, an inhibitor of the DOT1L HMT, is an additional product candidate we have discovered and are testing in clinical development. We have conducted a phase 1 clinical trial of pinometostat for the treatment of children with MLL-r, an acute leukemia with genetic alterations of the MLL gene, and we plan to present data from the trial at the American Society of Hematology, or ASH, Annual Meeting in December 2016. Under our collaboration with Celgene Corporation and Celgene RIVOT Ltd., an affiliate of Celgene Corporation, which we collectively refer to as Celgene, we own commercialization rights to pinometostat in the United States and Celgene owns commercialization rights to pinometostat outside the United States.

In October, we announced that we had entered into two Cooperative Research and Development Agreements (CRADAs) with the Cancer Therapy Evaluation Program (CTEP) of the National Cancer Institute (NCI). As part of the CRADA for tazemetostat, CTEP will collaborate with Epizyme in clinical trials to evaluate the safety and efficacy of tazemetostat in patients with hematologic malignancies and solid tumors. The initial NCI-sponsored study will evaluate tazemetostat in a phase 2 clinical trial in patients with ovarian cancer. Under the second CRADA, the safety and efficacy of pinometostat will be evaluated in patients with acute leukemias. Initial studies will evaluate the combination of pinometostat with standard-of-care therapies or targeted agents in acute myeloid leukemia, acute lymphoid leukemia, or mixed lineage leukemia characterized by a rearrangement in the mixed lineage leukemia gene (MLL-r). As part of both agreements, additional clinical trials will be considered. NCI will predominantly fund the studies and manage study operations.

We have additional small molecule HMT inhibitors that are being developed under our collaborations with Glaxo Group Limited (an affiliate of GlaxoSmithKline), or GSK, and Celgene. Under our collaboration with GSK, GSK is developing small molecule inhibitors against three novel HMT targets, which were discovered by Epizyme using our proprietary drug discovery platform. In September 2016, GSK advanced the first of these three programs into clinical testing. This drug candidate, GSK3326595, a protein arginine methyltransferase 5, or PRMT5 inhibitor, is being tested in a phase 1 clinical trial in patients with solid tumors and NHL. GSK has worldwide rights to the inhibitors of the three HMT targets that we delivered to them under the collaboration. Under our collaboration with Celgene, we are developing small molecule inhibitors directed to three other HMT targets in addition to pinometostat. We are responsible for all preclinical discovery work as well as phase 1 clinical development for all three targets. Celgene has the option to license worldwide rights to inhibitors directed at two of the three targets, and the option to license ex-U.S. rights to inhibitors directed to the third target. We retain rights to develop and commercialize the third target in the United States. Beyond tazemetostat and pinometostat, and the partnered programs with GSK and Celgene, we have also identified multiple novel epigenetic targets for which we are developing small molecule inhibitors in preclinical drug discovery. We own the global development and commercialization rights to these programs. All of our novel targets have been identified internally using our proprietary drug discovery platform, and all of our small molecule inhibitors have been discovered internally.

We commenced active operations in early 2008, and since inception, have incurred significant operating losses. As of September 30, 2016, our accumulated deficit totaled $318.7 million. As a clinical stage company, we expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect our expenses to increase in connection with our ongoing activities, including as we execute on our clinical development plans for tazemetostat.

Tazemetostat Development Program Update

The following table summarizes selected studies for tazemetostat:

Tazemetostat Clinical Program

Tazemetostat NHL Program

We are evaluating tazemetostat in a five arm phase 2 study of 270 patients with relapsed or refractory NHL. The three arms enrolling patients with DLBCL are enrolling 60 patients each, and the two arms enrolling patients with follicular lymphoma (FL) are enrolling 45 patients each. The study cohorts are as follows:

•	DLBCL with Germinal Center B-cell, or GCB, subtype and EZH2 mutations;

•	DLBCL with GCB subtype and wild-type EZH2;

•	DLBCL with non-GCB subtype;

•	FL with EZH2 mutations; and

•	FL with wild-type EZH2.

In September 2016, the Independent Data Monitoring Committee, or IDMC, confirmed that a pre-specified futility hurdle had been surpassed by the FL with wild-type EZH2 cohort. With this determination from the IDMC, all five study cohorts have passed their pre-specified futility hurdles. Surpassing the pre-specified futility hurdle in each of the DLBCL arms was based on observing at least one objective response in the first ten patients enrolled. Surpassing the pre-specified futility hurdle in each of the FL arms was based on observing at least two objective responses in the first ten patients enrolled. The primary endpoint of the global phase 2 study is overall response rate, and secondary endpoints include progression-free survival and duration of response.

In June 2016, we presented early data from this ongoing, global, registration supporting five-arm phase 2 study of tazemetostat in patients with relapsed or refractory NHL at the American Society of Hematology, or ASH, Meeting on Lymphoma Biology. In the early data from the phase 2 clinical trial, tazemetostat was generally well tolerated and demonstrated clinical activity consisting of objective responses in a heavily pre-treated patient population.

As of the data cutoff date of May 27, 2016, 82 patients across all five study arms, were evaluable for safety. Efficacy was assessed on 47 evaluable patients from the four cohorts that had surpassed their pre-specified futility hurdles as of the data cutoff date. The non-evaluable patients included 16 patients in the arms that had surpassed futility that were too early for efficacy evaluation or for whom data were not yet entered and 19 patients from the FL with wild-type EZH2 cohort, which had not yet surpassed its pre-specified futility hurdle as of the data cutoff date.

Tazemetostat was generally well tolerated in the overall patient population, consistent with the experience observed in the phase 1 trial. The majority of adverse events were grade 1 or grade 2 within the 82 safety-evaluable patients. The most common treatment-related adverse events (≥5%) were nausea, asthenia, thrombocytopenia, neutropenia and fatigue, of which seven were grade 3 or higher. All adverse events resulted in low rates of both dose reductions (4%) and dose discontinuations (6%).

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

In addition, at the ASH Meeting on Lymphoma Biology, we also presented an update on the patients with relapsed or refractory NHL in our phase 1 study of tazemetostat. As of the data cutoff date of May 27, 2016, three patients with NHL remained on study, all with CRs, including one patient whose response evolved from PR to CR at 22 months.

We plan on presenting an updated assessment of tazemetostat’s efficacy, safety and biomarker data from our five-arm phase 2 study, including objective responses, durability of responses and differences between the patient cohorts, in the first half of 2017.

Tazemetostat Genetically Defined Solid Tumor Program

Overall enrollment in our global phase 2 study of tazemetostat in adult patients with genetically defined solid tumors is ongoing. The phase 2 study is evaluating tazemetostat in five study arms: INI1-negative or SMARCA4-negative rhabdoid tumors; renal medullary carcinoma; epithelioid sarcoma; other INI1-negative tumors; and synovial sarcoma, with each arm enrolling up to 30 patients. We plan to present an assessment of tazemetostat’s efficacy and safety from this phase 2 study in the first half of 2017.

In addition, the global phase 1 dose-escalation and expansion study of tazemetostat in up to 108 pediatric patients with certain INI1-negative tumors, including rhabdoid tumors and synovial sarcomas, is enrolling well. The study is currently in the dose escalation stage of the trial. In June 2016, we were invited to speak at the FDA Pediatric Subcommittee of the Oncologic Drugs Advisory Committee meeting to review our ongoing phase 1 pediatric study. We received valuable feedback from Committee members on developing tazemetostat to treat rare and extremely aggressive cancers in pediatric patients.

Tazemetostat Combination Studies and Other Indications

We are also exploring the use of tazemetostat in combination for the treatment of DLBCL. We are collaborating with LYSA to undertake a multi-center phase 1b/2 study to evaluate tazemetostat in combination with R-CHOP as a front-line treatment in elderly, high-risk patients with DLBCL. The study initiated in the fourth quarter of 2016.

In June 2016, we entered into a collaboration agreement with Genentech to conduct a global phase 1b clinical trial to investigate the anti-cancer effects of tazemetostat and Tecentriq when used in combination. The trial will evaluate this combination regimen for the treatment of patients with relapsed or refractory DLBCL. Under the agreement, each company will supply its respective anti-cancer agent to support the trial and share in the trial costs. Genentech is managing the study operations for the trial, which initiated in the fourth quarter of 2016.

In August 2016, we initiated a global phase 2 study evaluating tazemetostat as a monotherapy treatment for adult patients with mesothelioma characterized by BAP1 loss-of-function. The safety and pharmacokinetic profile of tazemetostat will first be evaluated in 12 patients with relapsed or refractory mesothelioma regardless of BAP1 status. This study is expected to enroll up to 70 patients.

In October, we announced that we had entered into a Cooperative Research and Development Agreement (CRADA) with the Cancer Therapy Evaluation Program (CTEP) of the National Cancer Institute (NCI). As part of the CRADA for tazemetostat, CTEP will collaborate with Epizyme in clinical trials to evaluate the safety and efficacy of tazemetostat in patients with hematologic malignancies and solid tumors. The initial NCI-sponsored study will evaluate tazemetostat in a phase 2 clinical trial in patients with ovarian cancer. As part of the agreement, additional clinical trials will be considered. NCI will predominantly fund the study and manage study operations.

Corporate Strategy

Our goal is to become a fully integrated development and commercial oncology company developing novel epigenetic therapies for patients with cancer and other diseases. We have a robust proprietary drug discovery platform and the demonstrated ability to move candidates into clinical development. We plan to put in place the infrastructure necessary to support the successful launch and marketing of tazemetostat, if approved. The key elements of our strategy to achieve this goal are to:

•	Rapidly Advance the Clinical Development of Tazemetostat. We are executing a broad clinical development program of tazemetostat for NHL and certain genetically-defined solid tumors. If we see sufficient evidence of a therapeutic effect in any of these trials, we plan to meet with regulatory authorities to discuss the possibility of an expedited clinical development and regulatory pathway for the applicable program. If sufficiently safe and active in the target patient populations, we believe that tazemetostat may be able to rely on an expedited regulatory approval process.

•	Seek to Expand the Range of Potential Indications for Tazemetostat. Our R-CHOP combination study is designed to investigate the utility of tazemetostat in front line treatment of elderly patients with DLBCL, which would expand the potential commercial opportunity for tazemetostat. We also have over two dozen academic collaborations which are investigating the role of tazemetostat in other cancer types in preclinical models. If we see strong preclinical evidence of sensitivity of specific tumors to EZH2 inhibition, and if a medical need exists, we will consider initiating proof of concept human clinical trials. Our goal is to initiate clinical development of tazemetostat in five new indications over the next five years. The first of these studies is our phase 2 study evaluating tazemetostat in adult patients with mesothelioma characterized by BAP1 loss-of-function.

•	Establish Commercialization and Marketing Capabilities in the United States. We have retained commercialization rights in the United States for all of our programs, other than the three programs that are the subject of our GSK collaboration and two of the programs that are the subject of our collaboration with Celgene. We plan to retain commercialization rights in the United States and possibly selected foreign jurisdictions in connection with any future collaborations. We intend to build the capabilities necessary to commercialize any of our drugs that receive regulatory approval in the United States, and the capability of leading global commercial strategy.

•	Use Our Drug Discovery Platform to Build a Pipeline of Proprietary CMP Inhibitors. Using our proprietary drug discovery platform, we are developing additional novel, small molecule inhibitors of disease associated CMPs, with the goal of delivering three new, wholly-owned programs into the clinic by 2020. We currently hold U.S. development and commercialization rights to one of our three preclinical programs subject to Celgene’s option under our collaboration. In addition, we have identified multiple novel CMP targets against which we are developing small molecule inhibitors in preclinical drug discovery, for which we own all development and commercialization rights.

•	Leverage Collaborations. Our therapeutic collaborations with Celgene, GSK, Eisai, LYSA and Genentech provide us with access to the considerable scientific, development, regulatory and commercial capabilities of our collaborators. Our collaborations with Celgene and GSK potentially provide us with significant funding. We believe that collaborations like these can contribute to our ability to rapidly advance our product candidates, build our product platform and concurrently progress a wide range of discovery and development programs, and we may seek to enter into additional therapeutic collaborations in the future.

•	Develop Companion Diagnostics for Use with Our Therapeutic Product Candidates. We plan to seek to develop companion diagnostics for use in connection with our therapeutic product candidates where appropriate. We believe that this approach may enable us to accelerate the clinical development and regulatory timelines for our therapeutic product candidates and, for any of our therapeutic product candidates that receive marketing approval, improve patient care by identifying patients who are more likely to benefit from the therapy. We intend to develop diagnostics based on currently available diagnostic technologies to the extent possible in order to minimize development and regulatory risk of our diagnostic programs. We are working with Roche Molecular Systems, Inc., or Roche, to develop a companion diagnostic, based on currently available technology, for use with tazemetostat for NHL patients with EZH2 mutations and are relying on existing laboratory tests for use with pinometostat to identify MLL-r patients. We also plan to develop a companion diagnostic to identify BAP1 loss-of-function in patients’ tumors for our mesothelioma program, if needed.

Collaborations

Refer to Note 8, Collaborations, of the notes to our consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of the key terms of our arrangements with Eisai, Celgene GSK, LYSA and Genentech, as well as the related accounting and revenue and expense recognition considerations.

Results of Operations

Collaboration Revenue

The following is a comparison of collaboration revenue for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
	(In millions)
Collaboration revenue	$6.6	$0.4	$6.2	$7.5	$2.0	$5.5

Our revenue consists of collaboration revenue, including amounts recognized from deferred revenue related to upfront payments for licenses or options to obtain licenses in the future, research and development services revenue earned and milestone payments earned under collaboration and license agreements with our collaboration partners.

The following table summarizes our collaboration revenue, by collaboration, for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,			Nine Months Ended September 30,
Collaboration Partner	2016	2015	Change	2016	2015	Change
	(in millions)
GSK
Upfront revenue:	$—	$—	$—	$—	$1.0	$(1.0)
Milestone revenue:	6.0	—	6.0	6.0	—	6.0
Research and development and other revenue:	—	—	—	—	0.5	(0.5)
Celgene
Upfront revenue:	0.5	0.4	0.1	1.4	0.5	0.9
Other	0.1	—	0.1	0.1	—	0.1

	$6.6	$0.4	$6.2	$7.5	$2.0	$5.5

GSK. In the three and nine months ended September 30, 2016, revenue attributable to the GSK collaboration reflects the $6.0 million milestone earned upon GSK’s initiation of patient dosing in a phase 1 clinical trial of its PRMT5 inhibitor, which was discovered by the Company and licensed to GSK under the collaboration agreement. In the nine months ended September 30, 2015, revenue attributable to the GSK collaboration relates to the substantial completion of research obligations under the collaboration in the prior year. Since we have no further performance obligations under the GSK collaboration, future revenues will relate to milestone payments and royalties received under the agreement, if any.

Celgene. Collaboration revenue attributed to the Celgene collaboration increased in the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015, primarily due to the recognition of deferred revenue attributed to the pinometostat clinical trial services as part of the accounting for the amended and restated Celgene agreement, which was entered into during the third quarter of 2015.

As of September 30, 2016, all of our deferred revenue related to our Celgene collaboration. The recognition of deferred revenue under the amended and restated Celgene agreement is largely dependent on the future development of the non-pinometostat targets that are subject to the collaboration, as $28.8 million of the $29.3 million of total deferred revenue as of September 30, 2016 relates to the non-pinometostat targets. We do not expect to recognize any of the remaining $28.8 million of deferred revenue as of September 30, 2016 related to the three non-pinometostat targets unless or until Celgene exercises option rights with respect to those targets or those option rights lapse. We expect to recognize the remaining $0.5 million of current deferred revenue related to the Celgene agreement through December 31, 2016, as we provide the remaining research and development services related to the pinometostat phase 1 clinical trials.

Research and Development

Research and development expenses consist of expenses incurred in performing research and development activities, including clinical trials and related clinical manufacturing expenses, fees paid to external providers of research and development services, third party clinical research organizations, or CROs, compensation and benefits for full-time research and development employees, facilities expenses, overhead expenses, and other outside expenses. Most of our research and development costs are external costs, which we track on a program-by-program basis. Our internal research and development costs are primarily compensation expenses for our full-time research and development employees, including stock-based compensation expense.

In our early-stage research, we identify and prioritize novel HMTs and other CMPs that are implicated in cancer and other diseases, and seek to develop potent and selective small molecule inhibitors of these targets. During this phase of research, our external costs primarily relate to lead discovery, biology, drug metabolism and pharmacokinetics and chemistry services from a multinational network of third party providers of research and development services. As product candidates progress into preclinical and clinical development, external costs are driven by clinical trial costs, manufacturing expenses, and third-party research and development expenses.

In circumstances where our collaboration and license agreements provide for equally co-funded global development under joint risk sharing collaborations, and where we are the study sponsor, such as our Celgene collaboration, amounts received for co-funding are recorded as a reduction to research and development expense.

The following is a comparison of research and development expenses for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
	(In millions)
Research and development	$23.9	$16.8	$7.1	$63.1	$94.4	$(31.3)

During the three months ended September 30, 2016, total research and development expenses increased by $7.1 million, primarily due to expansion of the tazemetostat clinical program and increased discovery and preclinical spending, which more than offset the period-over-period reduction of pinometostat costs. During the nine months ended September 30, 2016 total research and development expenses decreased by $31.3 million, primarily due to the $40.0 million upfront payment that we made to Eisai in the first quarter of 2015 to reacquire the worldwide rights, excluding Japan, to the EZH2 program, including tazemetostat.

The following table illustrates the components of our research and development expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
Product Program	2016	2015	2016	2015
	(In millions)
External research and development expenses:
Tazemetostat and related EZH2 programs	$11.2	$6.0	$27.4	$56.0
Pinometostat and related DOT1L programs	0.8	1.1	1.9	4.5
Discovery and preclinical stage product programs, collectively	4.5	2.2	11.5	11.9
Internal research and development expenses	7.4	7.5	22.3	22.0

Total research and development expenses	$23.9	$16.8	$63.1	$94.4

External research and development costs related to tazemetostat include ongoing clinical trial costs, preclinical research in support of the tazemetostat program, expenses associated with our companion diagnostic program, and external manufacturing costs related to the acquisition of active pharmaceutical ingredient and manufacturing of clinical drug supply. External research and development expenses for tazemetostat for the three months ended September 30, 2016 increased by $5.2 million compared to the three months ended September 30, 2015. After adjusting for the prior year first quarter payment of $40.0 million to Eisai, external research and development expenses for tazemetostat increased $11.4 million during the nine months ended September 2016, as compared to the nine months ended September 30, 2015. The increase in tazemetostat related spending in the three and nine months ended September 30, 2016 is primarily a result of the significant increase in tazemetostat clinical trial activities in fiscal 2016.

External research and development expenses for pinometostat decreased by $0.3 million and $2.6 million for the three and nine months ended September 30, 2016, respectively, as compared to the three and nine months ended September 30, 2015, respectively. The decline in program spending reflects our completion of enrollment in the pinometostat adult and pediatric clinical trials and the associated reduction in costs. We completed enrollment in our pinometostat adult phase 1 clinical trial in the third quarter of 2015 and the pediatric phase 1 clinical trial in the first quarter of 2016. The costs incurred related to pinometostat in the three months ended September 30, 2016 are primarily due to the costs associated with study closeout and final reporting activities. Research and development expenses for pinometostat for each of the three and nine months ended September 30, 2016 are net of less than $0.1 million and $0.1 million of global development co-funding from Celgene, respectively as compared to $0.1 million and $1.0 million for the three and nine months ended September 30, 2015, respectively.

External research and development expenses for discovery and preclinical stage product programs increased $2.3 million for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015, due to increased spending on high priority discovery programs. This compares to a $0.4 million decrease for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015.

Internal research and development expenses are primarily compensation expenses for our full-time research and development employees. Internal research and development expenses for the three and nine months ended September 30, 2016 were relatively consistent with the three and nine months ended September 30, 2015.

We expect that research and development expenses will continue to increase in the remainder of 2016. This increase will be driven by the planned expansion of clinical trial activity for tazemetostat, including the continued expansion of our ongoing studies in NHL and solid tumors and the ramp-up of activities related to our mesothelioma trial and the two combination trials in DLBCL. In addition, we expect our discovery and preclinical research costs to increase throughout the remainder of 2016 as we expand research efforts on our novel epigenetic targets.

General and Administrative

The following is a comparison of general and administrative expenses for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	Change	2016	2015	Change
	(In millions)
General and administrative	$7.5	$6.7	$0.8	$20.8	$17.9	$2.9

General and administrative expenses consist primarily of salaries and related benefits, including stock-based compensation, related to our executive, finance, intellectual property, business development and support functions. Other general and administrative expenses include allocated facility-related costs not otherwise included in research and development expenses, travel expenses and professional fees for auditing, tax and legal services, including intellectual property and general legal services.

For the three and nine months ended September 30, 2016, our general and administrative expenses increased $0.8 million and $2.9 million, respectively, compared to the three and nine months ended September 30, 2015, primarily due to higher compensation-related expenses associated with additions to the senior leadership team in the first half of 2016. We expect that general and administrative expenses will increase modestly over the remainder of 2016.

Other Income, net

Other income (expense), net consists of interest income earned on our cash equivalents and marketable securities, net of imputed interest expense paid under our capital lease obligation, and other income recorded from a tax incentive award received in 2013. Net interest income increased $0.5 and $1.0 million for the three and nine months ended September 30, 2016, respectively, compared to the three and nine months ended September 30, 2015, respectively, primarily due to increased interest income generated by our purchases of short term interest bearing securities.

Income Tax Expense

We did not record a federal or state income tax provision or benefit for the three and nine months ended September 30, 2016 and 2015 due to the expected loss before income taxes to be incurred for the years ended December 31, 2016 and 2015, as well as our continued maintenance of a full valuation allowance against our net deferred tax assets.

Liquidity and Capital Resources

Through September 30, 2016, we have raised, including amounts receivable under collaboration agreements, an aggregate of $728.4 million to fund our operations, of which $207.8 million was non-equity funding through our collaboration agreements, $444.6 million was from the sale of common stock in our public offerings and $76.0 million was from the sale of redeemable convertible preferred stock. As of September 30, 2016, we had $263.3 million in cash, cash equivalents and marketable securities.

On April 15, 2016, we entered into a Sales Agreement with Cowen and Company, LLC, or Cowen, to sell, from time to time, shares of our common stock having an aggregate sales price of up to $50,000,000 through an “at the market offering” program under which Cowen would act as sales agent, which we refer to as the ATM Offering. The shares that may be sold under the Sales Agreement, if any, would be issued and sold pursuant to the Company’s $250,000,000 universal shelf registration statement on Form S-3 that was declared effective by the Securities and Exchange Commission on April 29, 2016. Through November 2, 2016, we have not sold any shares of our common stock in the ATM Offering. We have no obligation to sell any of our common stock under the Sales Agreement.

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

Outlook

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash, cash equivalents and marketable securities as of September 30, 2016, will be sufficient to fund our planned operating expenses and capital expenditure requirements into at least the second quarter of 2018, without giving effect to any potential option exercise fees or milestone payments we may receive under our collaboration agreements. We have based this estimate on assumptions that may prove to be wrong, particularly as the process of testing drug candidates in clinical trials is costly and the timing of progress in these trials is uncertain. As a result, we could use our capital resources sooner than we expect.

Cash Flows

The following is a summary of cash flows for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015
	(In millions)
Net cash used in operating activities	$(75.4)	$(51.3)
Net cash used in investing activities	(198.2)	(40.2)
Net cash provided by financing activities	131.3	131.3

Net cash used in operating activities

The increase in net cash used in operating activities during the nine months ended September 30, 2016, primarily relates to a higher net loss in the period, after adjusting for the $40.0 million payment made to Eisai in the prior year, which is classified as an investing cash outflow, an increase in accounts receivable and prepaid expenses and other current assets, and a decrease in accounts payable and deferred revenue in the period.

Net cash used in operating activities for the nine months ended September 30, 2016 primarily relates to our net loss of $75.2 million and a net $9.2 million use of cash from changes in operating assets and liabilities, which was offset by non-cash stock based compensation of $7.8 million and depreciation of $1.2 million. The most significant items affecting working capital in the nine months ended September 30, 2016 include increased accounts receivable primarily associated with the GSK milestone related to PRMT5 and decreased levels of accounts payable and deferred revenues.

Net cash used in operating activities for the nine months ended September 30, 2015 primarily relates to our net loss of $110.2 million less the impact of the $40.0 million upfront payment we made to Eisai upon the execution of our amended and restated collaboration and license agreement in March 2015, the receipt of a $10.0 million payment from Celgene as part of the July 2015 amended and restated agreement, and non-cash stock based compensation and depreciation, which increased $3.6 million to $8.8 million compared to the nine months ended September 30, 2014. Changes in other operating asset and liability balances did not significantly adjust our net loss for purposes of determining net cash used in operating activities.

Net cash used in investing activities

Net cash used in investing activities during the nine months ended September 30, 2016 reflect $212.1 million of purchases of available for sale securities, maturities of available for sale securities of $14.4 million and $0.4 million of purchases of property and equipment during the period.

Net cash used in investing activities during the nine months ended September 30, 2015 reflects the $40.0 million upfront payment made to Eisai upon the execution of our amended and restated collaboration and license agreement, under which we reacquired worldwide rights, excluding Japan, to our EZH2 program, including tazemetostat, as well as purchases of property and equipment during the period.

Net cash provided by financing activities

Net cash provided by financing activities of $131.3 million during the nine months ended September 30, 2016 primarily reflects net cash received from our January 2016 public offering of our common stock of $129.7 million as well as cash received from stock option exercises and the purchase of shares under our employee stock purchase plan. This amount was offset in part by the payment of $0.4 million of principal on our capital lease obligation.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, No. 2014-09, Revenue From Contracts With Customers. ASU 2014-09 amends Accounting Standards Codification, or ASC, 605, Revenue Recognition, by outlining a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. In addition, the FASB recently issued ASUs 2016-10 and 2016-12, which provide clarifying amendments to ASU 2014-09. ASU 2014-09 and its related amendments will be effective for us for interim and annual periods beginning after December 15, 2017, with early adoption permitted for periods beginning after December 15, 2016. We expect to adopt ASU 2014-09 effective January 1, 2018. We are evaluating the impact that ASU 2014-09 may have on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 amends ASC 205-40, Presentation of Financial Statements—Going Concern, by providing guidance on determining when and how reporting entities must disclose going-concern uncertainties in their financial statements, including requiring management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date of issuance of the entity’s financial statements and providing certain disclosures if there is substantial doubt about the entity’s ability to continue as a going concern. ASU 2014-15 will be effective for us for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. If this standard had been adopted as of September 30, 2016, we believe that we would have concluded there was not substantial doubt about our ability to continue as a going concern. However, our disclosures in future periods may be affected by the adoption of this accounting standard.

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

Contractual Obligations

In December 2012, Eisai and we entered into an agreement with Roche under which Eisai and we engaged Roche to develop a companion diagnostic to identify patients who possess certain gain of function mutations of EZH2. In October 2013, this agreement was amended to include additional mutations in EZH2. The $21.5 million of development costs due under the amended agreement with Roche were the responsibility of Eisai until the execution of our amended and restated collaboration and license agreement with Eisai in March 2015, at which time we assumed responsibility for the remaining development costs due under the agreement. In December 2015, we entered into the second amendment to the companion diagnostic agreement with Roche and made a $3.0 million milestone payment in the first quarter of 2016. We are responsible for the remaining development costs of $12.0 million due under the second amendment as of September 30, 2016.

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

There were no other significant changes to our contractual obligations during the nine months ended September 30, 2016. For a complete discussion of our contractual obligations, please refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Annual Report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2016, we had cash equivalents and available for sale securities of $241.6 million consisting of money market funds, corporate bonds, commercial paper and government-related obligations. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. We estimate that a hypothetical 100-basis point change in market interest rates would impact the fair value of our investment portfolio as of September 30, 2016 by $0.9 million.

We contract with CROs and manufacturers globally. Transactions with these providers are predominantly settled in U.S. dollars and, therefore, we believe that we have only minimal exposure to foreign currency exchange risks. We do not hedge against foreign currency risks.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2016.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to the Discovery and Development of Our Product Candidates

Our research and development is focused on the creation of novel epigenetic therapies for patients with cancer and other diseases, which is a rapidly evolving area of science, and the approach we are taking to discover and develop drugs is novel and may never lead to marketable products.

The discovery of novel epigenetic therapies for patients with cancer and other diseases is an emerging field, and the scientific discoveries that form the basis for our efforts to discover and develop product candidates are relatively new. The scientific evidence to support the feasibility of developing product candidates based on these discoveries is both preliminary and limited. Although epigenetic regulation of gene expression plays an essential role in biological function, few drugs premised on epigenetics have been discovered. Moreover, those drugs based on an epigenetic mechanism that have received marketing approval are in different target classes than HMTs, where our research and development is principally focused. Although preclinical studies suggest that genetic alterations can result in changes to the activity of HMTs, making them oncogenic, to date no company has translated these biological observations into systematic drug discovery that has yielded a drug that has received marketing approval. We believe that we are the first company to conduct a clinical trial of an HMT inhibitor. Therefore, we do not know if our approach of inhibiting HMTs to treat patients with cancer and other diseases will be successful.

We are early in our development efforts and have only two product candidates in clinical trials that we are developing and one product candidate in clinical trials that has been licensed to GSK. All of our other product candidates are still in preclinical development. If we are unable to commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.

We are early in our development efforts and have only two product candidates in clinical trials that we are developing, tazemetostat and pinometostat. In addition, GSK has initiated a phase 1 clinical trial for a PRMT5 inhibitor that it has licensed from us. All of our other product candidates are still in preclinical development. We have invested substantially all our efforts and financial resources in the identification and preclinical and clinical development of inhibitors of HMTs and other CMPs. Our ability to generate product revenues when anticipated or at all will depend heavily on the successful development and eventual commercialization of our product candidates. The success of our product candidates will depend on several factors, including the following:

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

Two of our product candidates developed by us are in clinical development and our remaining product candidates are in preclinical development. In addition, GSK has recently initiated a phase 1 clinical trial for a PRMT5 inhibitor that it has licensed from us. The risk of failure for each of our product candidates is high. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans.

Product candidates are subject to continued preclinical safety studies, which may be conducted concurrent with our clinical testing. The outcomes of these safety studies may delay the launch of or enrollment in future clinical studies. For example, in the course of our preclinical safety studies of tazemetostat, we observed the development of lymphoma in Sprague Dawley rats. We have informed the relevant international regulatory authorities, the FDA and the clinical investigators of these findings. Expansion of our development of tazemetostat outside of our ongoing indications in the United States or other countries will require that we submit an IND or international equivalent or that we submit supplemental materials to the FDA or international regulatory authorities and that we address this matter to the satisfaction of the FDA or international regulatory authorities within the context of patient risk-benefit and in view of the safety and efficacy data from our ongoing and completed clinical trials of tazemetostat. For instance, we are currently unable to conduct our phase 2 trial of tazemetostat in follicular lymphoma patients in the United States. If we are unable to adequately address this matter, we may be unable to conduct clinical trials of tazemetostat in patients with other cancers in the United States or in other countries, our trials may be limited to certain patient populations or our ability to conduct other trials in the United States or in other countries may be delayed.

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

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside of the United States. In particular, because certain of our products may be focused on specific patient populations, our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate. In addition, some of our competitors have ongoing clinical trials for product candidates that may treat the broader patient populations within which our product candidates are being developed for the treatment of a subset of identifiable patients with cancer and other diseases, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. For instance, our ongoing clinical trials of tazemetostat in adult and pediatric patients with INI1-negative tumors, certain SMARCA4-negative tumors or synovial sarcoma are targeting rare patient populations. As such, certain arms of these trials may be slow to enroll. In addition, our phase 2 clinical trial of tazemetostat in patients with NHL has two arms targeting patients with EZH2 gain of function mutations in their tumors, one in germinal center B-cell, or GCB, DLBCL and one in follicular lymphoma. Based on the aggregate scientific literature, we believe that patients with these mutations represent between 15% and 25% of the total GCB DLBCL and follicular lymphoma population in the United States and other major reimbursable markets. In any clinical study, the actual percentage of patients enrolled with these EZH2 mutations may vary from the range suggested by the literature. As these arms of the NHL phase 2 study have been, and are likely to continue to be, slower to enroll than the other three arms of the phase 2 NHL clinical trial.

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

We may develop companion diagnostics for our therapeutic product candidates to identify patients for our clinical trials who have the specific cancers that we are seeking to treat as appropriate and when existing, available technology may not be sufficient to identify those patients. We do not have experience or capabilities in developing or commercializing diagnostics and plan to rely in large part on third parties to perform these functions. For example, we have entered into an agreement with Roche to develop and commercialize a companion diagnostic for use with tazemetostat for NHL patients with EZH2 gain of function mutations. Companion diagnostics are subject to regulation by the FDA and similar regulatory authorities outside of the United States as medical devices and require separate regulatory approval prior to commercialization. If any third parties that we engage to assist us are unable to successfully develop companion diagnostics that are needed for our therapeutic product candidates, or experience delays in doing so:

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

Since inception, we have incurred significant operating losses. Our net loss was $75.2 million for the nine months ended September 30, 2016. As of September 30, 2016, we had an accumulated deficit of $318.7 million. To date, we have financed our operations primarily through our collaborations, our public offerings, and private placements of our preferred stock. All of our revenue to date has been collaboration revenue. We have devoted substantially all of our financial resources and efforts to research and development, including clinical and preclinical studies. We are still in the early to middle stages of development of our product candidates, and we have not completed development of any drug candidates. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will continue to increase over the next several years as we:

•	continue our phase 2 clinical trial of tazemetostat for the treatment of patients with NHL, our phase 2 clinical trial of tazemetostat for the treatment of adult patients with certain genetically-defined solid tumors and our phase 1 clinical trial of tazemetostat for the treatment of pediatric patients with certain genetically-defined solid tumors;

•	continue our phase 2 clinical trial of tazemetostat in relapsed or refractory patients with mesothelioma characterized by BAP1 loss-of-function;

•	continue our clinical trials of tazemetostat in combination with R-CHOP in front line elderly patients with DLBCL and in combination with Genentech’s anti-PD-L1 cancer immunotherapy, Tecentriq, in patients with relapsed or refractory DLBCL being conducted by our collaborators;

•	continue our rollover study of tazemetostat in certain patients that have completed prior clinical trial protocols;

•	pay any milestone payments provided for and achieved under the amended and restated collaboration and license agreement with Eisai;

•	conduct research and development for Celgene under our amended and restated collaboration and license agreement;

•	continue the research and development of our other product candidates;

•	seek to discover and develop additional product candidates;

•	seek regulatory approvals for any product candidates that successfully complete clinical trials;

•	ultimately establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any products for which we may obtain regulatory approval;

•	maintain, expand and protect our intellectual property portfolio;

•	hire additional clinical, quality control and scientific personnel; and

•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts.

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

We expect our expenses to increase in connection with our ongoing activities, particularly to fund our EZH2 development program; report on our phase 1 clinical trial of pinometostat in pediatric patients with MLL-r; make any milestone payments provided for and achieved under the amended and restated collaboration and license agreement with Eisai; continue research for Celgene under our amended and restated collaboration and license agreement; and continue research and development and initiate additional clinical trials of, and seek regulatory approval for, any future product candidates. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on acceptable terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash, cash equivalents and marketable securities as of September 30, 2016, will be sufficient to fund our planned operating expenses and capital expenditure requirements into at least the second quarter of 2018. We have based these expectations on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Our future capital requirements will depend on many factors, including:

•	the progress and results of our ongoing and planned clinical trials;

•	the number and development requirements of additional indications for tazemetostat, pinometostat and other product candidates that we may pursue, including the scope, progress, results and costs of discovery research, preclinical development, laboratory testing and clinical trials for such product candidates;

•	our ongoing research for Celgene under our amended and restated collaboration and license agreement;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	milestones, option exercise fees, license fees, and other collaboration-based revenues, if any;

•	the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution for any of our product candidates for which we receive marketing approval;

•	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;

•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and

•	the extent to which we acquire or in-license other products and technologies.

Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Commercial revenues, if any, will not be derived until and unless we can achieve sales of commercially available products. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans.

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

We commenced active operations in early 2008, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our technology, identifying potential product candidates, undertaking preclinical studies and, beginning in 2012, conducting clinical trials. All but three of the product candidates discovered by us are still in preclinical development. We have not yet demonstrated our ability to obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

In the future, we expect to build a focused sales and marketing infrastructure to market some of our product candidates in the United States, and potentially in global markets, if and when they are approved. There are risks involved with establishing our own sales, marketing and distribution capabilities. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. These efforts may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

We have limited capabilities for drug development and do not yet have any capability for sales, marketing or distribution. Accordingly, we have entered into therapeutic collaborations with other companies that we believe can provide such capabilities, including our collaboration and license agreements with Celgene and GSK. We also rely on Genentech to manage our combination study of tazemetostat and Tecentriq in relapsed or refractory DLBCL, and on LYSA to manage our combination study of tazemetostat and R-CHOP in newly diagnosed, elderly, high risk patients with DLBCL. With our reacquisition of tazemetostat rights under our amended and restated collaboration and license agreement with Eisai, we no longer have access to such capabilities for tazemetostat except with Eisai in Japan. Our collaborations have provided us with important funding for our development programs and product platform and we expect to receive additional funding under these collaborations in the future. Our existing therapeutic collaborations, and any future collaborations we enter into, may pose a number of risks, including the following:

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

We do not plan to develop companion diagnostics internally and, as a result, we are dependent on the efforts of our third party collaborators to successfully commercialize companion diagnostics when existing, available technology may not be sufficient to identify patients for treatment with our therapeutic product candidates. Our collaborators:

•	may not perform their obligations as expected or have difficulty responding to accelerated approval time lines;

•	may encounter production difficulties that could constrain the supply of the companion diagnostics;

•	may encounter delays or have difficulty obtaining regulatory approval for the companion diagnostic in target markets;

•	may have difficulties gaining acceptance of the use of the companion diagnostics in the clinical community;

•	may not pursue commercialization of any companion diagnostics that achieve regulatory approval;

•	may elect not to continue or renew commercialization programs based on changes in the collaborators’ strategic focus or available funding, or external factors such as an acquisition, that divert resources or create competing priorities;

•	may not commit sufficient resources to the marketing and distribution of such product or products; and

•	may terminate their relationship with us.

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

In August 2014, the FDA issued final guidance clarifying the requirements that will apply to approval of therapeutic products and in vitro companion diagnostics. According to the guidance, if the FDA determines that a companion diagnostic device is essential to the safe and effective use of a novel therapeutic product or indication, the FDA generally will not approve the therapeutic product or new therapeutic product indication if the companion diagnostic is not also approved or cleared for that indication. Under the Federal Food, Drug, and Cosmetic Act, companion diagnostics are regulated as medical devices, and the FDA has generally required companion diagnostics intended to select the patients who will respond to cancer treatment to obtain Premarket Approval, or a PMA, for the diagnostic. The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. A PMA is not guaranteed and may take considerable time, and the FDA may ultimately respond to a PMA submission with a “not approvable” determination based on deficiencies in the application and require additional clinical trial or other data that may be expensive and time-consuming to generate and that can substantially delay approval. As a result, if we are required by the FDA to obtain approval of a companion diagnostic for a candidate therapeutic product, and we do not obtain or there are delays in obtaining FDA approval of a diagnostic device, we may not be able to commercialize the product candidate on a timely basis or at all and our ability to generate revenue will be materially impaired.

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

As of November 1, 2016, our executive officers and directors and their affiliates beneficially own, in the aggregate, shares representing approximately 30% of our common stock. As a result, if these stockholders were to choose to act together, may be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Our stock price has been and may in the future be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. From January 1, 2015 until November 1, 2016, the sale price of our common stock as reported on the NASDAQ Global Market ranged from a high of $28.48 to a low of $7.02. The market price for our common stock may be influenced by many factors, including:

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

Dated: November 3, 2016

EPIZYME, INC.

By:	/s/ Andrew E. Singer
Andrew E. Singer
Executive Vice President, Finance and Accounting, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)