Form 10-K
period 2016-12-31
Epizyme, Inc.
filed 2017-03-13
CIK 1571498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the registrant’s common stock, par value $0.0001 per share, held by non-affiliates of the registrant on June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $449.4 million based on the closing price of the registrant’s common stock on the NASDAQ Global Market on that date.

The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of March 1, 2017 was 58,248,726.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement that the registrant intends to file with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

Epizyme, Inc.

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2016

Epizyme® is a registered trademark of Epizyme in the United States and/or other countries. All other trademarks, service marks or other tradenames appearing in this Annual Report on Form 10-K are the property of their respective owners.

Forward-looking Information

This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. These statements may be identified by such forward-looking terminology as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and similar statements or variations of such terms. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

•	our plans to develop and commercialize novel epigenetic therapies for patients with cancer and other diseases;

•	our ongoing and planned clinical trials, including the timing of initiation and enrollment in the trials, the timing of availability of data from the trials and the anticipated results of the trials;

•	our ability to achieve anticipated milestones under our collaborations;

•	the timing of and our ability to apply for, obtain and maintain regulatory approvals for our product candidates;

•	the rate and degree of market acceptance and clinical utility of our products;

•	our commercialization, marketing and manufacturing capabilities and strategy;

•	our intellectual property position; and

•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing.

All of our forward-looking statements are made as of the date of this Annual Report on Form 10-K only. In each case, actual results may differ materially from such forward-looking information. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of or any material adverse change in one or more of the risk factors or risks and uncertainties referred to in this Annual Report on Form 10-K or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the Securities and Exchange Commission, or the SEC, could materially and adversely affect our business, prospects, financial condition and results of operations. Except as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections or other circumstances affecting such forward-looking statements occurring after the date of this Annual Report on Form 10-K, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Annual Report on Form 10-K which modify or impact any of the forward-looking statements contained in this Annual Report on Form 10-K will be deemed to modify or supersede such statements in this Annual Report on Form 10-K.

PART I

Item	1. Business

Overview

Epizyme is a clinical stage biopharmaceutical company that discovers, develops and plans to commercialize novel epigenetic therapies for patients with cancer and other diseases. We are leaders in discovering and developing small molecule inhibitors of a class of enzymes known as histone methyltransferases, or HMTs, as well as other chromatin modifying proteins, or CMPs. CMPs mediate selective and reversible modifications to chromatin, a complex of chromosomal DNA and histone proteins that controls gene expression. This chromatin remodeling and its resultant control of gene expression are part of a larger regulatory system, commonly referred to as epigenetics. Genetic alterations within CMPs or that indirectly affect CMPs can result in changes to their activity and drive multiple types of cancer, including hematological cancers and solid tumors, as well as other diseases. We believe that inhibiting altered CMPs presents the opportunity to create, develop and commercialize multiple targeted therapeutics.

Our lead product candidate, tazemetostat, is an oral, first-in-class potent and selective inhibitor of the EZH2 HMT, an enzyme that is implicated in a wide range of cancers. In our clinical trials of tazemetostat in patients with relapsed or refractory non-Hodgkin lymphoma, or NHL, and in patients with certain molecularly defined solid tumors, tazemetostat showed meaningful clinical activity as a monotherapy, and was generally well tolerated. We are conducting a broad clinical development program for tazemetostat as both a monotherapy and combination treatment, in relapsed/refractory and front-line disease, across a number of subtypes of NHL and in patients with and without EZH2 activating mutations. We are also testing tazemetostat in several different types of molecularly defined solid tumors, including INI1- and SMARCA4-negative tumors, which we collectively refer to as INI1-negative tumors, in adults and children and in adults with mesothelioma characterized by BAP1 loss-of-function.

In the second quarter of 2017, we expect to present data from all arms of our five-arm Phase 2 clinical trial of tazemetostat as a monotherapy in molecularly defined solid tumors that have reached the pre-specified futility analysis, including the epithelioid sarcoma and synovial sarcoma arms, and from all five arms of our Phase 2 clinical trial of tazemetostat as a monotherapy in NHL. We also plan to meet with regulators, starting with the U.S. Food and Drug Administration, or FDA, by mid-2017, to discuss our solid tumor data, and in the second half of 2017 to discuss our NHL data, to seek to define the paths to registration for tazemetostat as a monotherapy for such indications.

We are actively studying tazemetostat in combination with other anti-cancer agents as part of our broad development plan for tazemetostat. We have entered into collaborations to evaluate tazemetostat in combination with other therapies approved for, or being investigated for, the treatment of diffuse large B-cell lymphoma, or DLBCL, an aggressive form of NHL. We have initiated an immuno-oncology Phase 1b study in collaboration with Genentech, a member of the Roche Group, to investigate the combination of tazemetostat and Genentech’s approved anti-PD-L1 cancer immunotherapy, Tecentriq (atezolizumab). The study is evaluating this combination regimen for the treatment of patients with relapsed or refractory DLBCL. We have initiated a Phase 1b/2 clinical trial in collaboration with the Lymphoma Study Association, or LYSA, a premier cooperative French lymphoma group, to evaluate tazemetostat in combination with R-CHOP in a front line setting in newly diagnosed, elderly, high-risk patients with DLBCL. R-CHOP is the standard of care front-line combination treatment for patients with DLBCL. In March 2017, we opened an additional arm of our ongoing Phase 2 NHL study to investigate tazemetostat in combination with prednisolone for patients with relapsed or refractory DLBCL and to begin a combination study of tazemetostat in follicular lymphoma, or FL.

We own the global development and commercialization rights to tazemetostat outside of Japan. Eisai Co. Ltd, or Eisai, holds the rights to develop and commercialize tazemetostat in Japan, and holds a limited right of first negotiation for the rest of Asia. Tazemetostat is protected by U.S. composition of matter patents, which are expected to expire in 2032. Tazemetostat has been granted Fast Track designation by the FDA in patients with

DLBCL with EZH2 activating mutations and orphan drug designation by the FDA for the treatment of malignant rhabdoid tumors, or MRT. The orphan drug designation applies to INI1-negative MRT as well as SMARCA4-negative malignant rhabdoid tumor of ovary, or MRTO.

We have collaboration agreements with Celgene Corporation and Celgene RIVOT Ltd., an affiliate of Celgene Corporation, which we collectively refer to as Celgene, Glaxo Group Limited (an affiliate of GlaxoSmithKline), or GSK, and Eisai. We have also partnered with Roche Molecular Systems, Inc., or Roche Molecular, to develop a companion diagnostic, for use with tazemetostat to identify NHL patients with EZH2 activating mutations. These collaborations provide us with access to considerable scientific, development, regulatory and commercial capabilities. As of December 31, 2016, we had received $207.8 million in non-equity funding under these collaborations.

Since our inception, we have pioneered the discovery and development of novel epigenetic medicines. We have discovered and developed three first-in-class experimental medicines that are in clinical trials, including tazemetostat. In addition to tazemetostat, we plan to evaluate pinometostat, an inhibitor of the DOT1L HMT that is the subject of our collaboration with Celgene, under a cooperative research and development agreement, or CRADA, with the Cancer Therapy Evaluation Program, or CTEP, of the National Cancer Institute, or NCI, as a combination therapy for patients with acute leukemias. Under our collaboration with GSK, GSK is evaluating GSK3326595, a protein arginine methyltransferase 5, or PRMT5, inhibitor invented by us and licensed to GSK under the collaboration, in a Phase 1 clinical trial in patients with solid tumors and NHL. We have additional small molecule HMT inhibitors that are being developed under our collaborations with Celgene and GSK. We have also identified multiple novel epigenetic targets for which we are developing small molecule inhibitors in preclinical drug discovery. We own the global development and commercialization rights to these programs. All of our novel targets have been identified internally using our proprietary drug discovery platform, and all of our small molecule inhibitors have been discovered internally.

Corporate Strategy

Our goal is to become a fully integrated development and commercial biopharmaceutical company developing novel epigenetic therapies for patients with cancer and other diseases. We have a robust proprietary drug discovery platform and the demonstrated ability to move candidates into clinical development. We plan to build out the infrastructure necessary to support the successful launch and marketing of tazemetostat or any other product candidate that receives marketing approval. The key elements of our strategy to achieve this goal are to:

•	Rapidly Advance the Clinical Development of Tazemetostat. We are executing a broad clinical development program of tazemetostat for molecularly defined solid tumors, NHL and mesothelioma. We plan on presenting data from our Phase 2 trials in certain molecularly defined solid tumors and NHL in the second quarter of 2017 and interacting with regulatory agencies, beginning with the FDA, by mid-2017 with the goal of defining our registration pathways. Due to a lack of treatment options and the severity of disease associated with INI1-negative tumors, we believe that this molecularly defined patient population may represent the fastest potential path to new drug application, or NDA, submission and commercial launch for tazemetostat.

•	Seek to Expand the Range of Potential Indications for Tazemetostat. We are conducting a broad development program for tazemetostat as a monotherapy and in combination with other therapies. These efforts include our two ongoing combination trials in DLBCL evaluating tazemetostat with Tecentriq and tazemetostat with R-CHOP, as well as our combination arm with prednisolone in DLBCL and our planned combination study in FL. We also have over two dozen academic collaborations which are investigating the role of tazemetostat in other cancer types in preclinical models. If we see strong preclinical evidence of sensitivity of specific tumors to EZH2 inhibition, and if a medical need exists, we will consider initiating proof of concept human clinical trials.

•	Establish Commercialization and Marketing Capabilities in the United States. We have retained commercialization rights in the United States for all of our programs, other than the three programs that are the subject of our GSK collaboration and two of the programs that are the subject of our collaboration with Celgene. We plan to retain commercialization rights in the United States and possibly selected foreign jurisdictions in connection with any future collaborations. We intend to build a focused field presence and marketing capabilities to commercialize any of our product candidates that receive regulatory approval in the United States, as well as the capability of leading global commercial strategy.

•	Use Our Drug Discovery Platform to Build a Pipeline of Proprietary CMP Inhibitors. Using our proprietary drug discovery platform, we are developing additional novel, small molecule inhibitors of CMPs. We currently hold U.S. development and commercialization rights to one of our three preclinical programs subject to Celgene’s option under our collaboration. In addition, we have identified multiple novel CMP targets against which we are developing small molecule inhibitors in preclinical drug discovery, for which we own global development and commercialization rights. We expect to declare our next development candidate in 2017 with the goal of commencing clinical trials of three new product candidates by 2020.

•	Leverage Collaborations. Our strategic collaborations with Celgene, GSK, Eisai, Genentech, LYSA, Roche Molecular Systems, Inc., or Roche Molecular, NCI and numerous external academic researchers provide us with access to the scientific, development, regulatory and commercial capabilities of our collaborators. We believe that collaborations like these can contribute to our ability to rapidly advance our product candidates, build our product platform and concurrently progress a wide range of discovery and development programs. We may seek to enter into additional strategic collaborations in the future.

•	Develop Companion Diagnostics for Use with Our Therapeutic Product Candidates. We plan to seek to develop companion diagnostics for use in connection with our therapeutic product candidates where appropriate. We believe that this approach may enable us to accelerate the clinical development and regulatory timelines for our therapeutic product candidates and, for any of our therapeutic product candidates that receive marketing approval, improve patient care by identifying patients who are more likely to benefit from the therapy. We intend to develop diagnostics based on currently available diagnostic technologies to the extent possible in order to minimize development and regulatory risk of our diagnostic programs. We are working with Roche Molecular to develop a companion diagnostic, based on currently available technology, for use with tazemetostat to identify NHL patients with EZH2 activating mutations. We also plan to develop a companion diagnostic to identify patients with BAP1 loss-of-function for our mesothelioma program.

Our Epigenetic Pipeline

Overview. The following table summarizes our current pipeline:

[1]	Eisai holds rights to tazemetostat in Japan
[2]	Additional arm of existing five-arm NHL Phase 2 Study
[3]	Study not yet initiated
[4]	Celgene holds ex-US rights to pinometostat
[5]	GSK holds global development and commercialization rights
[6]	Celgene holds option to license ex-US rights for one target and global rights for the other two targets

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

Cancer is the second leading cause of death in the United States, exceeded only by heart disease. The American Cancer Society estimated that in 2017 there will be approximately 1.7 million new cases of cancer and approximately 600,000 deaths from cancer in the United States.

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

The Epizyme Approach

We are discovering and developing inhibitors of CMPs as novel precision therapeutics for patients with cancer and other diseases with significant unmet medical needs. Our focus is on the discovery, development and eventual commercialization of small molecule inhibitors of CMPs for applications in diseases that are uniquely dependent on the enzyme activity of a specific CMP. Among the CMP target classes, we have had a particular emphasis on the HMTs, which have been shown to play pathogenic roles in a number of human diseases. Today, we have programs in multiple CMP classes including HMTs. Beyond cancer, however, HMTs and other CMPs have been implicated as pathogenic drivers of a number of diseases with significant unmet medical need.

Background of Epigenetics and Chromatin Remodeling. Epigenetics refers to a broad regulatory system that controls gene expression without altering the makeup of the genes themselves. Genes are composed of DNA, and in nature, this DNA is wrapped around a core of proteins known as histones. Together, the DNA and histone proteins form a complex known as chromatin that is the basic structural component of chromosomes. The structure of chromatin at specific gene locations can exist either in an open state that permits gene expression or in a more closed state that silences gene expression. The shifting of gene-specific chromatin structure—is referred to as chromatin remodeling. Chromatin remodeling is affected by the reversible placement of small chemical groups—acetyl groups, methyl groups and others—onto specific sites on the DNA and the histone proteins, in concert with enzyme-catalyzed topographical changes to the contacts between DNA and histones. Some CMPs place these chemical groups onto specific sites on histones or DNA, some remove these marks in site-specific ways, others recognize the uniquely marked sites on histones and bind to these marked sites, and still other CMPs drive topographical changes to histone-DNA interactions within chromatin. Where, when and how such chromatin remodeling reactions occur, determines which genes in a cell are turned “on” or “off” at any particular time. When the function of these CMPs is altered, the program of gene expression is changed in ways that often leads to disease.

Background on Cancers Characterized by Dysregulation of EZH2. EZH2 is an HMT that can become an oncogenic driver for NHL and a variety of other solid tumors, such as MRT, epithelioid sarcoma and MRTO. As a result, EZH2 has become an important target of oncological drug research.

Molecularly Defined Solid Tumors

Background on INI1-Negative Solid Tumors. INI1 and SMARCA4 are subunits of SWI/SNF, a chromatin modifying protein complex, which opposes the activity of PRC2, the complex within which EZH2 resides. Loss of INI1 or SMARCA4 in specific cell backgrounds is believed to cause dysregulation in the balance between SWI/SNF and PRC2, and thus cause tumors to become sensitive to EZH2 inhibition. This effect was observed in a preclinical study of tazemetostat in a xenograft model of MRT in which tazemetostat caused a dose dependent regression in INI1-negative tumors. INI1-negative tumors can appear in many different tissue types, and can present as epithelioid sarcoma, MRT, extraskeletal myxoid chondrosarcoma, peripheral nerve sheath tumor, myoepithelial carcinoma and renal medullary carcinoma, among several others. SMARCA4-negative tumors can also appear as different tumor types, including MRTO.

INI1-negative or certain SMARCA4-negative tumors are typically aggressive cancers with few to no approved treatments. For example, current treatment of MRT consists of surgery, chemotherapy and radiation therapy, which are associated with limited efficacy and significant treatment-related morbidity in this population. INI1-negative tumors are most commonly seen in infants through young adults, while SMARCA4-negative tumors are most commonly seen in teenagers and young adults. We believe that approximately 2,000 new patients with INI1-negative tumors and certain SMARCA4-negative tumors are diagnosed annually in the United States and other major pharmaceutical markets; however, we believe that the actual number may be higher, as these types of molecularly defined cancers are significantly under-reported today. MRTO accounts for less than 1% of all ovarian cancer diagnoses, with an average age of 24 years at diagnosis. MRTO is characterized by an aggressive clinical course with a two-year survival rate of less than 35%.

Preclinical Studies—Solid Tumors. In addition to genetic alterations in EZH2 itself, alterations in distal genes can also lead to an oncogenic dependency on EZH2 activity. Members of the SWI/SNF chromatin remodeling complex are frequently mutated in various tumor types, and loss of the INI1 or SMARCA2/A4 subunits can inhibit SWI/SNF activity, thereby causing enhanced EZH2 activity at select tumor suppressor genes due to the opposing activity of SWI/SNF and PRC2. Consistent with this mechanism, tazemetostat has demonstrated activity in preclinical in vitro and in vivo studies against select INI1-negative and SMARCA2/A4-deficient tumors including MRT and MRTO.

Tazemetostat Clinical Program in Molecularly Defined Solid Tumors

Our clinical investigation of tazemetostat began with a first-in-human mega-study that included Phase 1 dose escalation cohorts in solid tumors and NHL, dose expansion cohorts in solid tumors and NHL, a food effect sub-study and a drug-drug interaction sub-study. Our Phase 1 study in patients with relapsed or refractory NHL or in patients with advanced solid tumors was conducted globally. We completed enrollment in the study with 64 patients. Interim results from the Phase 1 study, with a focus on efficacy results for the solid tumor patients and safety results on the entire study population, which at that time totaled 51 patients, were reported at the European Cancer Congress, or ECC, in Vienna, Austria, on September 26, 2015.

The primary objective of the Phase 1 study was to evaluate the safety and tolerability of tazemetostat and to determine the recommended dose for Phase 2 trials. In the Phase 1 trial, tazemetostat was administered orally as a monotherapy, twice daily in continuous 28-day cycles. In the dose escalation portion of the study, patients were enrolled in one of five dose cohorts at dose levels of 100, 200, 400, 800, or 1600 mg twice daily. In the dose expansion portion of the study, patients received either 800 or 1600 mg twice daily. In the food effect portion of the study, patients received a single 200 mg dose, with or without food, on the eighth day prior to the start of continuous dosing, a single 200 mg dose, with or without food, one day prior to the start of continuous dosing, and 400 mg twice daily, from the start of the continuous dosing phase. In the drug-drug interaction portion of the study, patients received midazolam dosed with tazemetostat to evaluate the effect on cytochrome P450 3A-mediated drug metabolism. Cytochrome P450 3A is one member within a family of enzymes involved in the metabolism of many medicines, and dosing tazemetostat with midazolam in a clinical study is a common way of evaluating potential interactions with other drugs that are metabolized by this pathway.

As of the data cutoff of August 31, 2015, we had enrolled 30 patients with solid tumors into this Phase 1 study. Of these 30 patients, eight had INI1-negative tumors, comprised of five with MRT and three with epithelioid sarcomas. Additionally, three patients had SMARCA4-negative tumors including two patients with MRTO, which is also referred to as small cell carcinoma of the ovary hypercalcemic type, or SCCOHT. Nineteen patients had other solid tumors that were not characterized by INI1 or SMARCA4 loss. More than half of the solid tumor patients were relapsed or refractory and had been treated previously with three or more systemic anti-cancer therapies. As of the August 31, 2015 cutoff date, the following clinical data were reported:

•	A total of 11 patients with INI1-negative or SMARCA4-negative tumors had been treated.

•	Five of the 11 patients with INI1- or SMARCA4-negative tumors experienced clinical benefit consisting of a complete response, or CR, partial response, or PR, or prolonged stable disease, or SD.

•	Of the five patients with an INI1-negative malignant rhabdoid tumor, one patient achieved a CR at week eight and had remained on study and in CR through week 65.

•	Of three patients with SMARCA4-negative tumors, two patients presented with MRTO. One MRTO patient achieved a PR at week 8 and had remained on study through week 25. A second MRTO patient achieved SD and had remained on study through week 26.

•	Of three patients with an INI1-negative epithelioid sarcoma, two patients had remained on study with SD through at least week 24.

•	Clinical activity was not observed in the 19 patients with other tumors, including the three patients with synovial sarcomas.

•	Inhibition of EZH2, as measured by post-treatment H3K27 trimethylation compared to baseline, was observed in tumor tissue of INI1-negative patients as assessed by immunohistochemistry.

We believe stable disease is a clinically meaningful outcome in this patient population, where in a clinical study of children with rhabdoid tumors, the median survival was less than one year. At the 2015 ECC, Dr. Viktor Grünwald, professor at the Medical School of Hanover, Germany, reported data from a cooperative study with The European Organisation for Research and Treatment of Cancer, demonstrating that for the population of patients with soft tissue sarcoma in the study, stable disease was as good a predictor of overall survival as was a composite of PRs and CRs.

At the 57th American Society of Hematology Annual Meeting, or the 2015 ASH Annual Meeting, in Orlando, Florida on December 7, 2015, we presented updated safety data on the overall patient population, which included 55 patients with molecularly defined solid tumors as well as NHL, showing tazemetostat continued to be generally well tolerated.

Based on the Phase 1 study results, we are conducting a registration-supporting, global Phase 2 study in patients with INI1-negative solid tumors and synovial sarcoma. This study is enrolling up to 180 patients. The patients in the trials are stratified into one of five cohorts:

•	Epithelioid sarcoma. Epithelioid sarcoma is a soft tissue sarcoma characterized by loss of INI1. There are currently no approved systemic therapies for the treatment of patients with epithelioid sarcoma, and outcomes are extremely poor. Following review by the Independent Data Monitoring Committee for this study, we expanded the targeted enrollment in this cohort from 30 to 60 patients based on encouraging early activity, including confirmed objective responses. This study represents the largest trial conducted to date in patients with this rare tumor type.

•

Rhabdoid tumors. Rhabdoid tumors are aggressive cancers with few to no approved treatments today. Current treatment of malignant rhabdoid tumors consists of surgery, chemotherapy and radiation therapy, which are associated with limited efficacy and significant treatment-related morbidity. They can be characterized by loss of INI1, as in the case of MRT, rhabdoid tumor of kidney and AT/RT, or by the loss of SMARCA4, as in the case of MRTO. Target enrollment in this cohort is up to 30 patients.

•	Other INI1-negative tumors. This arm of the study includes multiple different INI1-negative tumors that are not defined by the other four arms, including chordoma, other INI1 sarcomas, malignant peripheral nerve sheath tumor and myoepithelial carcinoma. Target enrollment in this cohort is up to 30 patients.

•	Renal medullary carcinoma. Renal medullary carcinoma is a rare and highly aggressive INI1-negative tumor of the kidney predominantly found in patients with sickle cell trait. Target enrollment in this cohort is up to 30 patients.

•	Synovial sarcoma. Unlike the cancers in the other four arms of the study, synovial sarcoma is characterized by a functional dysregulation of INI1, rather than by a complete loss of INI1. The synovial sarcoma arm of the Phase 2 trial has been fully enrolled at approximately 30 patients. Although this arm of the study surpassed its interim futility hurdle, and as of March 1, 2017 some patients remain on treatment, we concluded that the activity of tazemetostat in this cohort was insufficient to continue further investigation of tazemetostat in this population as a monotherapy.

Patients in the five-arm Phase 2 study in molecularly defined solid tumors are dosed at 800 mg twice daily with tablets taken orally. The primary endpoint for the epithelioid sarcoma arm is a composite endpoint including overall response rate and disease control rate. The primary endpoint for the synovial sarcoma arm is disease control, defined as a CR, PR or SD, at 16 weeks. The primary endpoint for the other cohorts is overall response rate. Secondary endpoints include duration of response, overall survival, progression-free survival, or PFS, overall survival and safety and pharmacokinetics. Pending abstract acceptance, we plan to present interim data from the ongoing Phase 2 study in molecularly defined solid tumors at the American Society of Clinical Oncology Annual Meeting, or ASCO, in Chicago, Illinois in June 2017.

In parallel to the Phase 2 adult study, we are conducting a global Phase 1 dose-escalation and expansion study of tazemetostat in approximately 110 children with INI1-negative solid tumors. In this trial, we are using an oral suspension formula of tazemetostat. As of March 1, 2017, we were progressing with the dose escalation portion of the trial. The primary endpoint of the study is safety, with the objective of establishing the recommended Phase 2 dose in pediatric patients. Secondary endpoints include pharmacokinetics, objective response rate, duration of response, PFS and overall survival. In June 2016, we were invited to speak at the FDA Pediatric Subcommittee of the Oncologic Drugs Advisory Committee meeting to review our ongoing Phase 1 pediatric study. We received valuable feedback from Committee members on developing tazemetostat to treat rare and extremely aggressive cancers in pediatric patients.

Tazemetostat has been granted orphan drug designation by the FDA for the treatment of MRT. The orphan drug designation applies to INI1-negative MRT as well as SMARCA4-negative MRTO.

Mesothelioma with BAP1 loss-of-function

Background on Mesothelioma. Mesothelioma is a rare form of cancer that typically occurs in the lining surrounding the lungs but can also occur in the lining surrounding other organs. Relapsed or refractory mesothelioma remains an unmet medical need. First line treatment typically includes the chemotherapy drugs cisplatin and pemetrexed (Alimta). Mesothelioma is a very difficult to treat disease, as fewer than 10% of patients live five years following diagnosis. Median overall survival after standard of care treatment is approximately 13 months. We estimate the total annual incidence of mesothelioma is approximately 12,000 patients in the major pharmaceutical markets. Current literature estimates BAP1 loss-of-function to be associated with approximately 46% to 66% of mesothelioma cases.

Preclinical Studies—Mesothelioma. In preclinical studies of mesothelioma, BAP1 loss-of-function led to increased expression and activity of EZH2. In addition, in animal models, inhibition of EZH2 by tazemetostat inhibited growth of tumor cells in mesothelioma characterized by BAP1 loss-of-function.

Tazemetostat Mesothelioma Clinical Program

We are conducting a global Phase 2 monotherapy trial of tazemetostat in relapsed or refractory patients with mesothelioma characterized by BAP1 loss-of-function. This trial will enroll up to 67 patients with relapsed or refractory mesothelioma. The first part of the trial will evaluate safety and pharmacokinetics in 12 patients, regardless of BAP1 status. The second phase of the trial will evaluate disease control rate in 55 patients with mesothelioma characterized by BAP1 loss-of-function. The first patient in the study was dosed in August 2016 and enrollment is ongoing. Patients are dosed at 800 mg twice daily with tablets taken orally. The primary endpoint of the trial is disease control rate, defined as CR, PR, or SD, at 12 weeks.

Other Solid Tumor Types

In October 2016, we announced a CRADA with the NCI to evaluate tazemetostat in clinical trials in a variety of hematologic malignancies and solid tumors. The initial NCI-sponsored study under the CRADA will evaluate tazemetostat in a Phase 2 clinical trial in adult patients with ovarian cancer and in a Phase 2 study in pediatric patients with solid tumors and lymphoma. As part of the agreement, additional clinical trials will be considered. NCI will predominantly fund the studies and manage study operations. In preclinical studies conducted by us and third parties, inhibition of EZH2 reduced ovarian tumor cell growth.

Non-Hodgkin Lymphoma

Background on NHL. Two types of NHL, DLBCL of germinal-center origin and FL, are associated with oncogenic EZH2 mutations. In our preclinical studies, we observed that NHL cells were sensitive to EZH2 inhibitors such as tazemetostat and that NHL cells bearing EZH2 mutations were particularly responsive to such treatment. EZH2 plays a critical role at various stages in normal B-cell maturation, and a particularly important role during the stage of B-cell development known as the germinal center reaction. Recent research has demonstrated that EZH2 acts as a key gatekeeper for B-cell maturation and differentiation. Our own ongoing research suggests that it is a combination of stem or progenitor cell of origin together with specific genetic lesions that confer sensitivity of cancer cells to EZH2 inhibition. An analysis of patient samples with germinal center derived NHL has revealed a number of genetic alterations that impact EZH2 function in ways that may confer sensitivity to EZH2 inhibition. While DLBCL and FL remain the initial NHL target patient populations for tazemetostat, our clinical and preclinical data suggest patients with other forms of B-cell NHL may also benefit from tazemetostat.

The population of patients with NHL is large and growing. We estimate the annual incidence rate of NHL in the major pharmaceutical markets to be over 150,000 patients. We estimate that the number of front line and relapsed/refractory DLBCL patients in the United States and the five largest EU countries as measured by population, or EU5, that receive treatment in any year are approximately 50,000 and 21,000, respectively. DLBCL can be further subdivided into lymphoma originating from the germinal center of the lymph node, known as GCB DLBCL, and lymphoma originating from B-Cells of a more mature lineage, known as non-GCB DLBCL. We estimate that approximately 60% of DLBCL tumors are non-GCB and approximately 40% are GCB. We estimate that approximately 20% of GCB DLBCL tumors carry an EZH2 activating mutation, representing an annual drug-treated relapsed or refractory population of approximately 1,700 patients in the United States and EU5.

We estimate that the number of FL patients in the United States and EU5 that receive treatment in any year is approximately 25,000 front line patients and 18,000 relapsed/refractory patients. We estimate that approximately 20% of FL tumors carry an EZH2 activating mutation, representing an annual drug-treated relapsed or refractory population of approximately 3,600 patients in the United States and EU5. Common treatments for both DLBCL and FL include multi-agent chemotherapy, usually combined with rituximab (Rituxan), including R-CHOP, R-ICE and R-DHAP, along with other rituximab containing chemotherapy regimens, which are more often used as salvage regimens following the failure of front line treatment. R-CHOP and R-DHAP are combinations of the cancer agent rituximab, chemotherapy drugs and a steroid; R-ICE is a combination of rituximab and three chemotherapy drugs. Certain patients with DLBCL may also be treated with an allogeneic stem cell transplant.

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

Preclinical Studies—NHL. In preclinical development, tazemetostat demonstrated in vitro and in vivo activity in both mutant and wild-type EZH2 NHL. EZH2 is the catalytic subunit of the PRC2 chromatin remodeling complex, and activating mutations led to increased trimethylation of H3K27, a PRC2 substrate, and subsequent oncogenic repression of gene transcription. Consistent with this mechanism, in vivo mouse studies demonstrated drug efficacy and durability of response in EZH2-mutant NHL models treated with tazemetostat. Our preclinical studies with wild-type EZH2 lymphoma cells suggest that EZH2 acts as a key regulator of B-cell maturation, and therefore germinal center lymphomas are also likely to depend on EZH2 activity. We believe this hypothesis is supported by cumulative preclinical data with EZH2 inhibitors, and preclinical models demonstrating synergy of tazemetostat with B-cell signaling inhibitors, indicating that tazemetostat induces a cell fate decision.

Tazemetostat NHL Clinical Program

We are executing a broad clinical development program for tazemetostat as both a monotherapy and combination treatment in relapsed/refractory and front-line NHL, as summarized below.

Tazemetostat—Monotherapy Clinical Trials for NHL

Interim results from our Phase 1 study in patients with relapsed or refractory NHL or advanced solid tumors, including efficacy results for 21 NHL patients and safety results from the entire study population of 45 patients, including patients with advanced solid tumors, were reported at the 2015 ASH Annual Meeting.

All NHL patients were either refractory to or relapsed from prior therapy, which included autologous stem cell transplant in eight of the 21 patients with NHL who were dosed in the study. Of these 21 patients, 18 patients, or 85%, had been treated previously with three or more systemic anti-cancer therapies. As of the November 7, 2015 cutoff date, the following clinical data were reported:

•	Twenty-one patients with relapsed or refractory NHL were enrolled into the Phase 1 study; 16 of the 21 patients were response-evaluable as defined by the study protocol.

•	Tazemetostat showed activity across different subtypes of NHL, including germinal center and non-germinal center DLBCL and FL, and in DLBCL, in patients with wild-type EZH2 and mutant EZH2. All patients with FL in the Phase 1 study had wild-type EZH2.

•	Eight of 16 response-evaluable NHL patients achieved an objective response.

•	The 800 mg twice daily dose showed superior tolerability, equivalent anti-tumor activity and equivalent pharmacodynamic activity as compared to the 1600 mg twice daily dose.

•	Tazemetostat was well tolerated. The majority of adverse events were grade 1 or grade 2 within the 55 patients with NHL and solid tumors who were evaluable for safety. The most common adverse events, regardless of attribution, were asthenia, anorexia, thrombocytopenia, nausea, constipation, diarrhea, and vomiting. Four grade 3 or greater treatment-related adverse events have been observed including one each of: grade 3 hypertension, grade 3 liver function test elevation, grade 4 thrombocytopenia, and grade 4 neutropenia.

In addition, at the American Society of Hematology Meeting on Lymphoma Biology, or ASH Lymphoma, in June 2016, we presented an update on the patients with relapsed or refractory NHL in our Phase 1 study of tazemetostat. As of the data cutoff date of May 27, 2016, three patients with NHL remained on study, all with CRs, including one patient whose response evolved from PR to CR at 22 months.

Based on the Phase 1 results, we are evaluating tazemetostat in a global five-arm Phase 2 study in up to 270 patients with relapsed or refractory NHL across five cohorts. Patients are dosed at 800 mg twice daily with tablets taken orally. The three arms enrolling patients with DLBCL are enrolling 60 patients each, and the two arms enrolling patients with FL are enrolling 45 patients each. The study cohorts are as follows:

•	DLBCL with Germinal Center B-cell, or GCB, subtype and EZH2 mutations;

•	DLBCL with GCB subtype and wild-type EZH2;

•	DLBCL with non-GCB subtype;

•	FL with EZH2 mutations; and

•	FL with wild-type EZHZ2.

The primary endpoint of the study is overall response rate. Secondary endpoints include duration of response, progression free survival, overall survival, safety and population pharmacokinetics.

In June 2016, also at ASH Lymphoma, we presented interim data from this ongoing, global, registration supporting five-arm Phase 2 study of tazemetostat in patients with relapsed or refractory NHL. The presentation represented an early evaluation of the data, as the study was less than one-third enrolled as of the data cutoff date of May 27, 2016, with many patients still on treatment. Tazemetostat was generally well tolerated and demonstrated clinical activity consisting of objective responses in a heavily pre-treated patient population.

As of the data cutoff date of May 27, 2016, 82 patients across all five study arms were evaluable for safety. Efficacy was assessed on 47 evaluable patients from the four cohorts that had surpassed their pre-specified futility hurdles as of the data cutoff date. The non-evaluable patients included 16 patients in the arms that had surpassed futility but were too early for efficacy evaluation or for whom data were not yet entered and 19 patients from the FL with wild-type EZH2 cohort, which surpassed its pre-specified futility hurdle later in 2016.

Tazemetostat was generally well tolerated in the overall patient population, consistent with the experience observed in the Phase 1 trial. The majority of adverse events were grade 1 or grade 2 within the 82 safety-evaluable patients. The most common treatment-related adverse events (greater than or equal to 5%) were nausea, asthenia, thrombocytopenia, neutropenia and fatigue, of which seven were grade 3 or higher. All adverse events resulted in low rates of both dose reductions (4%) and dose discontinuations (6%).

Among the 47 efficacy-evaluable patients, objective responses, which consist of either a CR or a PR were observed. In addition, SD was also observed in a significant percentage of patients. In the Phase 1 experience, Epizyme observed responses that evolved over time from SD, to a PR, and ultimately to a CR. As of the data cutoff, best responses across the four cohorts were as follows:

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

Patients in the Phase 2 trial design are assigned to each cohort based on their cell of origin and EZH2 mutational status. Per the protocol, the cell of origin classification was originally conducted according to a test known as the Hans algorithm. Subsequently, we evaluated cell of origin in the patients in the Phase 2 study using the newer and more accurate cell of origin classifier, Nanostring’s Lymph2Cx test, or Nanostring. Using Nanostring, we reclassified two patients from the non-GCB DLBCL arm with PRs to the GCB DLBCL arm with EZH2 mutation. Utilizing the same data set presented at ASH Lymphoma and the cell of origin determination by Nanostring, the efficacy evaluation by cohort changes as follows:

•	DLBCL with EZH2 mutations (n=7): three PR and two SD, or 43% overall response rate;

•	DLBCL with wild-type EZH2 (n=35): four CRs, three PR and ten SD, or 20% overall response rate;

•	FL with EZH2 mutations (n=3): three PRs, or 100% overall response rate.

The revised efficacy evaluation under Nanostring does not include two patients, one with SD and one with progressive disease as best response, previously reported as DLBCL with wild-type EZH2, who will be reassessed based on circulating tumor DNA. As of March 1, 2017, we had completed enrollment in the three arms of the study with wild-type DLBCL and FL. We are continuing to enroll the two remaining arms for GCB DLBCL and FL patients with EZH2 mutations. Pending abstract submission and acceptance, we plan to present interim data from the ongoing five-arm Phase 2 NHL study at the International Conference on Malignant Lymphoma, or ICML, in Lugano, Switzerland in June 2017.

In November 2016, we received Fast Track designation from the FDA for DLBCL patients with EZH2 mutations. Within the NHL market, we believe DLBCL and FL patients whose tumors contain activating EZH2 mutations may represent the fastest path to NDA submission and commercial launch for tazemetostat.

Tazemetostat—Combination Clinical Trials for NHL

In addition to evaluating tazemetostat as a monotherapy, we are investigating the combination of tazemetostat with other cancer agents in both the relapsed/refractory and front-line settings.

•

Tecentriq. Based on preclinical evidence showing that EZH2 inhibition may enhance the activity of checkpoint inhibitors, we entered into a collaboration agreement with Genentech to conduct a global Phase 1b study combining tazemetostat with Tecentriq, the first FDA approved PD-L1 inhibitor. The global study was initiated in the fourth quarter of 2016 and is being conducted by Genentech. The study will enroll approximately 45 patients with relapsed or refractory DLBCL. Primary endpoints in the trial include safety and combination tolerability with the objective of establishing a recommended Phase 2 dose. Secondary and exploratory endpoints include overall response, objective response, duration of response, pharmacokinetics and preliminary biomarker assessment.

•	R-CHOP. We are studying tazemetostat in combination with R-CHOP, the current standard of care for newly-diagnosed patients with DLBCL, in collaboration with LYSA. We have generated preclinical data showing synergy between tazemetostat and the chemotherapy and steroid components of R-CHOP. This multi-center Phase 1b/2 study in front-line, elderly high-risk patients with DLBCL will enroll up to 133 patients. Primary endpoints in the trial include CR rate as well as safety and tolerability of the combination. Secondary endpoints include overall response rate and progression free survival. The trial was initiated in the fourth quarter of 2016.

•	Prednisolone. In March 2017, we opened an additional arm of our ongoing Phase 2 NHL study to investigate tazemetostat in combination with prednisolone for patients with relapsed or refractory DLBCL. We determined to conduct this combination trial based on substantial preclinical synergy data with prednisolone, a standard agent in a variety of NHL treatment regimens, including R-CHOP. The objective of this new arm of the ongoing Phase 2 NHL study is to evaluate the clinical synergy of the agents and to explore the potential of prednisolone to slow progression in patients with aggressive disease.

•	FL combination. We have seen extensive preclinical synergy of tazemetostat with a number of targeted agents and chemotherapies used for, or in development for the treatment of, FL. We plan to initiate a combination study of tazemetostat with one or more of these agents in 2017.

DOT1L Cancers

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

Pinometostat—DOT1L Inhibitor

We are developing pinometostat as an intravenously administered small molecule inhibitor of DOT1L for the treatment of acute leukemias with alterations in the mixed lineage leukemia, or MLL, gene, specifically rearrangements of MLL as a consequence of chromosomal translocation, referred to as MLL-r, which includes partial tandem duplications of the MLL gene, referred to as MLL-PTD. We invented pinometostat using our proprietary product platform.

Under the CRADA that we entered with the NCI in October 2016 for pinometostat, the NCI has agreed to evaluate the safety and efficacy of pinometostat in patients with acute leukemias. Initial studies will evaluate the combination of pinometostat with standard-of-care therapies or targeted agents in acute myeloid leukemia, acute lymphoid leukemia, or MLL-r. As part of the agreement, additional clinical trials will be considered. NCI will predominantly fund the studies and manage study operations.

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

Previously, we conducted a Phase 1 study in 51 adults with MLL-r and a Phase 1 study in 18 children with MLL-r. Although two patients in the adult study experienced CRs, we did not see sufficient activity to justify continuing development of pinometostat as a monotherapy in this indication.

Other Pipeline Programs

In addition to tazemetostat and pinometostat, we also have a pipeline of small molecule inhibitors in preclinical development that target our other prioritized CMPs. These programs are directed to specific cancers, including both hematological malignancies and solid tumors.

Under our collaboration with GSK, GSK is developing small molecule inhibitors against three novel HMT targets, which were discovered by us using our proprietary drug discovery platform. In September 2016, GSK advanced the first of these three programs into clinical testing. This drug candidate, GSK3326595, a PRMT5 inhibitor, is being tested in a Phase 1 clinical trial in patients with solid tumors and NHL. GSK has worldwide rights to the inhibitors of the three HMT targets that we delivered to them under the collaboration.

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

In addition to tazemetostat, pinometostat and our partnered programs, we have ongoing drug discovery programs directed to multiple other novel CMP targets. We own all development and commercialization rights to these programs.

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

With respect to the first two of these elements, a common approach in drug discovery is to develop a small molecule drug candidate against a target which itself contains a genetic lesion that causes disease. This is exemplified among the CMPs by gain-of-function mutations within the HMT target EZH2 in subsets of germinal center lymphoma patients. However, through our combined functional genomics and chemical biology approaches, we have also revealed previously unrecognized synthetic lethal relationships affecting CMPs, wherein a genetic lesion that occurs at an unrelated gene product (protein) creates a unique dependency of a disease cell on the enzymatic activity of the CMP. This provides a novel approach to developing small molecule drugs that impact genetic lesions that were generally considered not amenable to drug development. For example, we have observed several cases in which pathogenic loss-of-function genetic lesions at one protein creates a unique reliance of a disease state on the enzymatic activity of a seemingly unrelated CMP, which can then be targeted for small molecule drug therapy. One example of this is the way in which INI deletions render certain cells sensitive to EZH2 inhibition.

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

Comprehensive Molecular Discovery. We take a broad approach to drug discovery that includes an early emphasis on optimization of compounds by evaluating them against multiple criteria. Rather than focusing exclusively on target potency, we evaluate our chemical leads for a spectrum of pharmacological properties at an early point in the drug discovery process. Compounds are simultaneously optimized for target and cellular potency, drug-target residence time, drug metabolism and pharmacokinetics, or DMPK properties, and oral bioavailability. To accomplish this, we integrate a number of molecular science skill bases, together with biological sciences, to form comprehensive matrix discovery teams. These include: medicinal chemistry, enzymology, structural biology, biochemistry and biophysics and preclinical DMPK. We have also applied of comprehensive molecular discovery approach not only to individual targets, but also to target classes, such as the HMTs, through our cross-screening paradigm. As a result, we have created a proprietary library of CMP-targeted compounds that today numbers over 35,000 compounds. We have also facilitated drug discovery by solving the co-crystal structures of over 800 CMPs in complex with our small molecule inhibitors. This has allowed us to develop a deep understanding of target class medicinal chemistry and has resulted in the creation of novel chemical starting points for targeted discovery programs.

Early Integration of Preclinical and Clinical Development. We involve our preclinical and clinical teams early in the drug discovery process. We engage our clinicians and translational medicine experts during the target selection process to ensure that informed decisions are being made with respect to our five key elements of target selection. These researchers continue to participate in the program matrix teams to ensure early development of cogent approaches to clinical translation and development. For example, a clear understanding of patient population and their needs with respect to route of administration, dosing form, and dosing schedule, informs team decisions with respect to multi-parametric pharmacological optimization of lead compounds. Likewise, expertise in chemistry, manufacturing and controls, or CMC, and safety assessment are engaged early in the discovery process to ensure successful transition of compounds from discovery through clinical evaluation.

We believe that our discovery platform provides us with an important competitive advantage in identifying pathogenic CMPs and creating novel precision therapeutics to treat the diseases caused by these CMPs.

Collaborations

We have entered into several key strategic collaborations. These therapeutic collaborations have provided us with $207.8 million in non-equity funding through December 31, 2016. Our Celgene and GSK collaborations provide us with the potential for significant research, development, regulatory and sales-based milestone payments as well as royalties or profit sharing on net product sales. Our Celgene collaboration also provides us with development co-funding. In addition, we have entered into a collaboration to develop a companion diagnostic with Roche Molecular. Key terms of these collaborations are summarized below.

Celgene

Overview. In July 2015, we entered into an amendment and restatement of our collaboration and license agreement dated April 2012 with Celgene. Under the original agreement, we granted Celgene an exclusive license, for all countries other than the United States, to small molecule HMT inhibitors targeting DOT1L, including pinometostat, and an option, on a target-by-target basis, to exclusively license, for all countries other than the United States, rights to small molecule HMT inhibitors targeting any other HMT targets, excluding EZH2 and targets covered by our collaboration and license agreement dated January 8, 2011 with GSK. Under the original agreement, Celgene’s option was exercisable during an option period that would have expired in July 2015. Under the amended and restated collaboration and license agreement:

•	Celgene retains its exclusive license to small molecule HMT inhibitors targeting DOT1L, including pinometostat,

•	Celgene’s option rights have been narrowed to HMT inhibitors targeting three predefined targets (the “Option Targets”),

•	The exclusive licenses to HMT inhibitors targeting two of the Option Targets that Celgene may acquire have been expanded to include the United States, with the exclusive license to the third Option Target continuing to be for all countries other than the United States,

•	Celgene’s option period has been extended for each of the Option Targets and is exercisable at the time of our investigational new drug, or IND, filing for an HMT inhibitor targeting the applicable Option Target, upon the payment by Celgene at such time of a pre-specified development milestone-based license payment,

•	Celgene’s license may be maintained beyond the end of Phase 1 clinical development for each of the Option Targets, upon payment by Celgene at such time of a pre-specified development milestone-based license payment, and

•	Our research and development obligations with respect to each Option Target under the amended agreement have been extended for at least an additional three years, subject to Celgene exercising its option with respect to such Option Target at IND filing. Subject to our Opt-Out rights described below, our research and development obligations have been expanded to include the completion of a Phase 1 clinical trial as to each Option Target following Celgene’s exercise of its option at IND filing.

To date, we have received $75.0 million of upfront payments (including $10.0 million as part of the amended and restated agreement) and $25.0 million from the sale of our series C preferred stock to an affiliate of Celgene, of which $3.0 million was considered a premium and included as collaboration arrangement consideration for a total upfront payment of $78.0 million. In addition, we have received a $25.0 million clinical development milestone payment in 2014 and $7.0 million of global development co-funding through December 31, 2016. We are eligible to earn up to $75.0 million in development milestones and license payments, up to $365.0 million in regulatory milestone payments and up to $170.0 million in sales milestone payments related to the Option Targets. We remain eligible to earn $35.0 million in an additional clinical development milestone payment and up to $100.0 million in regulatory milestone payments related to DOT1L.

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

For DOT1L and, after Celgene’s payment of the specified IND filing license payment for each Option Target, for each such Option Target, we are responsible for the conduct and funding of Phase 1 clinical trials, subject to our right to opt-out of such responsibilities as described below. Celgene may obtain a license to small molecule HMT inhibitors targeting each Option Target at the time of our IND filing for an HMT inhibitor for such target by exercising its option and paying us a specified license payment. Celgene may maintain its license with respect to an Option Target at the conclusion of the Phase 1 clinical trial of the Option Target by paying us a specified additional license payment. If Celgene does not elect to obtain a license during the option exercise period applicable to an Option Target, or to pay the specified IND license payment or end of Phase 1 license payment, we will retain worldwide rights to HMT inhibitors directed to the Option Target, other than HMT inhibitors that may be provided by Celgene if we were to agree to their introduction into the collaboration.

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

Opt-Out Right. On an Option Target-by-Option Target basis, we have the right, in our sole discretion, to opt-out of further participation in any research and/or development activities after completion of the initial research plan and prior to the filing of an IND for an HMT inhibitor directed to the applicable Option Target, or the Pre-IND Opt-Out. Following exercise of a Pre-IND Opt-Out, if Celgene exercises its option as to the Option Target, Celgene will no longer be required, to the extent not already paid, to make the specified IND license payment or end of Phase 1 license payment to us, specified sales milestone payments will no longer be payable and all royalties on net product sales of applicable licensed products that become payable to us will be reduced by a specified percentage. Additionally, if Celgene exercises its option as to such Option Target, we are obligated to grant Celgene an exclusive worldwide license to HMT inhibitors directed to the applicable Option Target, even if we would otherwise retain U.S. rights to HMT inhibitors directed to the applicable Option Target. Additionally, on a licensed program-by-licensed program basis, we have the right, in our sole discretion, to opt-out of further participation in and co-funding of development, other than specified costs necessary to complete development activities in process at the time we exercise our opt-out right. We can exercise our licensed program opt-out right at specified times: (a) when the clinical trial stopping rules set forth in a clinical trial protocol for DOT1L or the Option Target for which the we retain U.S. rights dictate that such clinical trial be stopped, or the Post-EOP1 Clinical Opt-Out; or (b) for any or no reason, in a licensed program for DOT1L or the Option Target for which we retain U.S. rights, during specified periods before the scheduled initiation of the first pivotal clinical trial or before the estimated date of filing of the first NDA for an HMT inhibitor directed to the licensed target or any time after regulatory approval of an HMT inhibitor directed to the licensed target, or the Late Stage Opt-Out. In the event of a Post-EOP1 Clinical Opt-Out, the royalties that become payable to us on net product sales of licensed products directed to DOT1L or the Option Target for which we retain U.S. rights, as applicable, will be reduced by a specified percentage. Following a Post-EOP1 Clinical Opt-Out or a Late Stage Opt-Out, we are no longer required to co-fund global development for the applicable program other than specified costs necessary to complete development activities in process at the time we exercise our opt-out right, and we are obligated to grant Celgene an exclusive license to HMT inhibitors directed to the applicable target in the United States. Following our exercise of a Post-EOP1 Clinical Opt-Out or a Late Stage Opt-Out, if any, we would be eligible to receive specified milestone payments and royalties based on net product sales in the United States of HMT inhibitors directed to the licensed target in the event that Celgene develops and commercializes a product in the United States.

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

Under the agreement, we recorded a $20.0 million upfront payment, a $3.0 million payment upon the execution of the March 2014 agreement amendment, $6.0 million of fixed research funding, $15.0 million of preclinical research and development milestone payments and $9.0 million for research and development services. In addition, in the third quarter of 2016, we recognized a $6.0 million clinical milestone following GSK’s initiation of patient dosing in a Phase 1 clinical trial of a PRMT5 inhibitor that we discovered and licensed to GSK. We are eligible to receive up to $18.0 million in additional preclinical research and development milestone payments, up to $103.0 million in clinical development milestone payments, up to $278.0 million in regulatory milestone payments and up to $218.0 million in sales-based milestone payments. In addition, GSK is required to pay us royalties, at percentages from the mid-single digits to the low double-digits, on a licensed product-by-licensed product basis, on worldwide net product sales, subject to reduction in specified circumstances.

For each selected target in the collaboration, we were primarily responsible for research until the earlier of selection of a development candidate for the target or January 8, 2015, and GSK is solely responsible for subsequent development and commercialization. GSK provided a fixed amount of research funding during the second and third years of the research term and was obligated to provide research funding equal to 100.0% of mutually agreed research and development costs, subject to specified limitations, for any research activities we conducted in the fourth year of the research term. In December 2013, we and GSK agreed to the selection of a development candidate for an inhibitor of PRMT5, one of the three targets under the agreement, after which point GSK became solely responsible for subsequent development and commercialization.

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

Under the terms of the original agreement, we recorded a $3.0 million upfront payment, $7.0 million in preclinical research and development milestone payments, a $6.0 million clinical development milestone and $22.7 million for research and development services through December 31, 2014. We were also eligible to earn up to a total of $195.0 million in clinical development, regulatory and sales-based milestone payments and to receive royalties on product sales. Upon the execution of the amended and restated collaboration agreement in March 2015, we agreed to pay Eisai a $40.0 million upfront payment. We also agreed to pay Eisai up to $20.0 million in clinical development milestone payments, up to $50.0 million in regulatory milestone payments and royalties at a percentage in the mid-teens on worldwide net sales of any EZH2 product, excluding net sales in Japan. We are eligible to receive from Eisai royalties at a percentage in the mid-teens on net sales of any EZH2 product in Japan.

Under the original agreement, Eisai was solely responsible for funding all research, development and commercialization costs for licensed compounds. Under the amended agreement, we are solely responsible for funding global development, manufacturing and commercialization costs for EZH2 compounds outside of Japan, and Eisai is solely responsible for funding Japan-specific development and commercialization costs for EZH2 compounds. In connection with the amendment and restatement of our collaboration and license agreement with Eisai, we and Eisai agreed to the transition to us of ongoing development and manufacturing activities that were being conducted by or on behalf of Eisai. In January 2017, as part of Eisai’s obligations under the amended and restated collaboration agreement, Eisai enrolled and dosed the first patient in a Phase 1 study of tazemetostat in patients with relapsed or refractory B-cell NHL in Japan.

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

LYSA

In May 2016, we entered into a collaboration agreement with the Lymphoma Academic Research Organization, or LYSARC, to conduct a combination trial of tazemetostat with R-CHOP. LYSARC is the operational arm of LYSA, a premier cooperative group in France dedicated to clinical and translational research for lymphoma. This multi-center Phase 1b/2 study is evaluating tazemetostat in combination with R-CHOP, as a front-line treatment in elderly, high-risk patients with DLBCL and is being sponsored by LYSARC. LYSA is managing the study operations for the trial, and we are recognizing our share of the related expenses as those costs are incurred over the duration of the trial. The study was initiated in December 2016.

Genentech

In June 2016, we entered into a collaboration agreement with Genentech, a member of the Roche Group, to conduct a Phase 1b clinical trial to investigate the anti-cancer effects of tazemetostat and Genentech’s Tecentriq (atezolizumab), when used in combination. The trial will evaluate this combination regimen for the treatment of patients with relapsed or refractory DLBCL. Under the agreement, each company will supply its respective anti-cancer agent to support the trial and share equally in the trial costs. Genentech is managing the study operations for the trial, and we are recognizing our share of the related expenses as those costs are incurred over the duration of the trial. The study was initiated in December 2016.

Companion Diagnostics

Roche Molecular

In December 2012, Eisai and we entered into an agreement with Roche Molecular under which Eisai and we engaged Roche Molecular to develop a companion diagnostic to identify patients who possess certain point mutations of EZH2. In October 2013, this agreement was amended to include additional point mutations in EZH2. The $21.5 million of development costs due under the amended agreement with Roche Molecular were the responsibility of Eisai until the execution of our amended and restated collaboration and license agreement with Eisai in March 2015, at which time we assumed responsibility for the remaining development costs due under the agreement. In December of 2015, we entered into the second amendment to the companion diagnostic agreement with Roche Molecular. As of December 31, 2016, we are responsible for the remaining development costs of $12.0 million due under the second amendment as of December 31, 2015. We expect the remaining development costs under the second amendment to be paid and incurred through 2019.

Under our agreement with Roche Molecular, Roche Molecular is obligated to use commercially reasonable efforts to develop and to make commercially available the companion diagnostic. Roche Molecular has exclusive rights to commercialize the companion diagnostic.

Our agreement with Roche Molecular will expire when we are no longer developing or commercializing tazemetostat. We may terminate the agreement by giving Roche Molecular 90 days’ written notice if we discontinue development and commercialization of tazemetostat or determine, in conjunction with Roche Molecular, that the companion diagnostic is not needed for use with tazemetostat. Either we or Roche Molecular may also terminate the agreement in the event of a material breach by the other party, in the event of material changes in circumstances that are contrary to key assumptions specified in the agreement or in the event of specified bankruptcy or similar circumstances. Under specified termination circumstances, Roche Molecular may become entitled to specified termination fees.

Intellectual Property

We strive to protect the proprietary compounds and technologies that we believe are important to our business, including seeking and maintaining patent protection intended to cover the composition of matter of our product candidates, their methods of use, related technologies, diagnostics and other inventions. Our patent portfolio is currently composed of over 200 issued patents and allowed patent applications and over 400 pending patent applications in the major pharmaceutical markets, that we own as well as license from other parties. In addition to patent protection, we also rely on trade secrets and careful monitoring of our proprietary information to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.

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

We plan to continue to expand our intellectual property estate by filing patent applications directed to dosage forms, methods of treatment and additional CMP and HMT inhibitor compounds and their derivatives. Specifically, we seek patent protection in the United States and internationally for novel compositions of matter covering the compounds, the chemistries and processes for manufacturing these compounds and the use of these compounds in a variety of therapies.

The patent portfolios for our most advanced programs are summarized below.

EZH2. Our EZH2 patent portfolio includes U.S. Patent No. 8,410,088 covering the composition of matter of tazemetostat. This patent issued on April 2, 2013 and is expected to expire in 2032. Our EZH2 portfolio also includes 19 additional U.S. patents and more than 140 foreign patents, expected to expire between 2031 and 2034, not including extensions. The claims of these patents cover the composition of matter of EZH2 inhibitor compounds and various methods of their making and use. Patent applications in the same families as these patents are pending in a variety of worldwide jurisdictions, including the United States. The EZH2 program portfolio encompasses more than 35 patent families with pending patent applications relating to compositions of matter and methods of making and use of EZH2 inhibitors. The patent families in this portfolio are in various stages of prosecution and include patent applications filed in a variety of worldwide jurisdictions, including the

United States; Patent Cooperation Treaty (PCT) applications that are eligible for filing in most worldwide jurisdictions, including the United States; and U.S. provisional applications that may be used to establish non-provisional U.S. applications, PCT applications and other national filings worldwide. Our patent applications in the EZH2 portfolio, if issued, would be expected to expire between 2031 and 2036.

DOT1L. Our DOT1L patent portfolio includes U.S. Patent No. 8,580,762 covering the composition of matter of pinometostat. The patent issued on November 12, 2013 and is expected to expire in 2032. Our DOT1L portfolio also includes seven additional U.S. patents and more than 30 foreign patents, expected to expire between 2031 and 2034, not including extensions. The DOT1L program portfolio encompasses more than fifteen patent families relating to compositions of matter of DOT1L inhibitor compounds and methods of their making and use. The patent families in this portfolio are in various stages of prosecution and include patent families with applications filed in a variety of worldwide jurisdictions including the United States; and PCT applications that are eligible for filing in most worldwide jurisdictions, including the United States. These patents and patent applications are wholly owned by us. Our patent applications in the DOT1L portfolio, if issued, would be expected to expire between 2031 and 2036.

Other Targets. We also have patent portfolios directed to targets other than EZH2 and DOT1L, including the HMT targets PRMT1, PRMT3, CARM1 (PRMT4), PRMT5, PRMT6, PRMT8, SMYD2 and SMYD3. These patent portfolios have more than 30 patent families directed to various product candidates with applications filed in the United States, PCT applications that are eligible for filing in most worldwide jurisdictions, including the United States, and U.S. provisional applications that may be used to establish non-provisional U.S. applications, PCT applications and other national filings worldwide. Patents, if issued in these portfolios are expected to expire between 2033 and 2036. For example, we have eight U.S. and a foreign patent that cover PRMT5 inhibitors and methods of their making and use. These patents are expected to expire in 2033, not including extensions.

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

Manufacturing

We do not have any manufacturing facilities and currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for preclinical and clinical testing, as well as for commercial manufacture if our product candidates receive marketing approval. Prior to the execution of the amended and restated collaboration and license agreement with Eisai, Eisai manufactured tazemetostat for preclinical and clinical development. Upon execution of the amended and restated collaboration and license agreement, as part of the transition plan, Eisai agreed to sell us its existing inventories and manufacture additional tazemetostat clinical supplies and the active pharmaceutical ingredient, or API. We took receipt of these API and clinical supplies from Eisai during the year ended December 31, 2015. We have entered into clinical supply agreements with three contract manufacturers, one to produce tazemetostat API and two to produce tazemetostat tablets. We intend to identify and qualify additional manufacturers to provide API, tablets and a pediatric formulation as part of our ongoing manufacturing efforts for tazemetostat. To date, we have obtained materials for pinometostat from multiple third party manufacturers.

All of our drug candidates are small molecules and are manufactured in reliable and reproducible synthetic processes from readily available starting materials. The chemistry is amenable to scale up and does not require unusual equipment in the manufacturing process. We expect to continue to develop drug candidates that can be produced cost-effectively at contract manufacturing facilities.

We generally expect to rely on third parties for the manufacture of any companion diagnostics. We are currently collaborating with Roche Molecular for a diagnostic for use with tazemetostat, and we expect to rely on Roche Molecular for the manufacture of the diagnostic it is developing. We may enter into similar agreements for the manufacture of other companion diagnostics.

Commercialization

We have recently begun to establish a commercial infrastructure in preparation for a potential future launch of tazemetostat. We generally expect to retain commercial rights in the United States for our product candidates for which we receive marketing approvals and have done so to date other than for the product candidates under our GSK collaboration and two of the three targets under our Celgene collaboration.

Subject to receiving marketing approvals, we expect to commence commercialization activities by building an organization in the United States to sell our products. We believe that such an organization will be able to address the oncologists who are the key specialists in treating the patient populations for which our clinical stage product candidates are being developed. Outside the United States, we may choose to enter into distribution and other marketing arrangements with third parties for any of our product candidates that obtain marketing approval, or may choose to commercialize our products in certain markets, depending upon many factors, including the target market size, availability of reimbursement, and our financial resources at the time.

We expect that our collaborators for any companion diagnostics we may develop in the future for use with our therapeutic products will hold the commercial rights to these diagnostic products, as is the case for our collaboration with Roche Molecular. We expect to coordinate closely with any diagnostic collaborators in connection with the marketing and sale of any related therapeutic products.

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

The most common methods of treating patients with cancer are surgery, radiation and drug therapy. There are a variety of available drug therapies marketed for cancer. In many cases, these drugs are administered in combination to enhance efficacy. While our product candidates may compete with many existing drugs and other therapies, to the extent they are ultimately used in combination with or as an adjunct to these therapies, our product candidates will not be competitive with them. Some of the currently approved drug therapies are branded and subject to patent protection, and others are available on a generic basis. Many of these approved drugs are well established therapies and are widely accepted by physicians, patients and third party payors.

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

Tazemetostat. The most common treatments for DLBCL and FL are chemotherapies, usually combined with the monoclonal antibody Rituxan, or more recently, in the case of FL, Gazyva, which is a next-generation antibody that acts against the same target as Rituxan. While Rituxan and number of other widely used anti-cancer agents are labeled either broadly for NHL or more narrowly for DLBCL or FL, no therapies are approved specifically for the treatment of tumors associated with EZH2 activating mutations. Additionally, no therapies are approved specifically for the treatment of INI1- and SMARCA4-negative tumors. Several tumor histologies are represented in this molecularly defined group, such as epithelioid sarcoma, MRT, and MRTO. Epithelioid sarcoma is treated with surgical resection when it presents as localized disease. When epithelioid sarcoma recurs or metastasizes, it may be treated with systemic chemotherapy or investigational agents since there are no approved systemic therapies specifically indicated for this disease. Although there are no approved therapies for MRT, current treatment for these tumors consists of intensive chemotherapy with or without radiation therapy. MRTO is an aggressive tumor with a poor prognosis that is generally treated with surgery and platinum-based combination chemotherapy at diagnosis. Mesothelioma is typically treated with cisplatin and pemetrexed chemotherapy in the front line setting. There are no established salvage treatments for patients with epithelioid sarcoma, MRT, MRTO, or mesothelioma who relapse or who are refractory to front line treatment.

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

Research and Development Expenses

For the years ended December 31, 2016, 2015 and 2014, we incurred approximately $91.5 million, $111.2 million, and $75.6 million, respectively, on research and development activities.

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

United States Government Regulation

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and its implementing regulations. Failure to comply with the applicable United States requirements at any time during the product development process, approval process or after approval, may subject an applicant to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve pending NDAs, withdrawal of an approval, imposition of a clinical hold, issuance of warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties.

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice, or GLP, regulations;

•	submission to the FDA of an IND which must become effective before human clinical trials may begin;

•	approval by an independent institutional review board, or IRB, at each clinical site before each trial may be initiated;

•	performance of human clinical trials, including adequate and well-controlled clinical trials, in accordance with good clinical practices, or GCP, to establish the safety and efficacy of the proposed drug product for each indication;

•	submission to the FDA of an NDA;

•	satisfactory completion of an FDA advisory committee review, if applicable;

•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current good manufacturing practices, or cGMP, and to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity, as well as satisfactory completion of an FDA inspection of selected clinical sites to determine GCP compliance;

•	payment of user fees per published Prescription Drug User Fee Act, or PDUFA, guidelines for that year;

•	FDA review and approval of the NDA; and

•	compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, and the potential requirement to conduct post-approval studies.

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

Marketing Approval. Assuming successful completion of the required clinical testing, the results of the preclinical and clinical studies, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. In most cases, the submission of an NDA is subject to a substantial application user fee. For the federal fiscal year 2017, the application user fee is $2.0 million. The sponsor of an approved NDA is also subject to annual product and establishment user fees, which for fiscal year 2017 are $98,000 per product and $512,000 per establishment. Under PDUFA guidelines that are currently in effect, the FDA has agreed to certain performance goals regarding the timing of its review of an application.

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

The FDA may give a priority review designation to drugs that offer major advances in treatment, or provide a treatment where no adequate therapy exists. A priority review means that the goal for the FDA to review an application is six months, rather than the standard review of ten months under current PDUFA guidelines. These six- and ten-month review periods are measured from the “filing” date rather than the receipt date for NDAs for new molecular entities, which typically adds approximately two months to the timeline for review and decision from the date of submission. Most products that are eligible for Fast Track designation are also likely to be considered appropriate to receive a priority review.

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

The United States and some foreign jurisdictions are considering enacting or have enacted a number of additional legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives, including, most recently, PPACA, which became law in March 2010 and substantially changed the way healthcare is financed by both governmental and private insurers. Among the provisions of the Affordable Care Act of importance to potential drug candidates are:

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

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. For example, in August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2012 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2024 unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012 became law, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. There have been recent public announcements by members of the U.S. Congress and the new presidential administration regarding their plans to repeal and replace the PPACA. However, it remains unclear how a repeal or replacement of current healthcare programs might affect our ability to sell our products and the prices we may obtain for any of our approved products.

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

Employees

As of March 1, 2017, we had 112 full-time employees, 76 of whom were primarily engaged in research and development activities and 71 of whom have an M.D. or Ph.D. degree.

Executive Officers of the Company

The following table sets forth the name, age and position of each of our executive officers as of March 1, 2017.

Name	Age	Position
Robert B. Bazemore	49	President, Chief Executive Officer and Director
Andrew E. Singer	46	Executive Vice President of Finance and Administration, Chief Financial Officer and Treasurer
Matthew E. Ros	50	Chief Operating Officer
Susan E. Graf	44	Chief Business Officer
Robert A. Copeland, Ph.D.	60	President of Research and Chief Scientific Officer
Peter T.C. Ho, M.D., Ph.D.	55	Chief Development Officer

Robert B. Bazemore has served as a director and our President and Chief Executive Officer since joining us in September 2015. Prior to joining us, from September 2014 to July 2015, Mr. Bazemore served as the Chief Operating Officer of Synageva BioPharma Corp., a biopharmaceutical company developing therapeutic products for rare disorders. Prior to joining Synageva, Mr. Bazemore served in increasing levels of responsibility at Johnson & Johnson, a healthcare company, including Vice President, Centocor Ortho Biotech Sales & Marketing

from 2008 to 2010, President of Janssen Biotech from March 2010 to October 2013 and Vice President of Global Surgery at Ethicon from October 2013 to September 2014. Prior to Johnson & Johnson, Mr. Bazemore worked at Merck & Co., Inc. for eleven years, where he served in a variety of roles in medical affairs, sales and marketing. Mr. Bazemore is a director of Ardelyx, Inc., a biopharmaceutical company. He received a B.S. in biochemistry from the University of Georgia.

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

Matthew E. Ros has served as our Chief Operating Officer since May 2016. Prior to joining us, from September 2010 to May 2016, Mr. Ros served in increasing levels of responsibility at Sanofi, a multinational pharmaceutical company, most recently as Chief Operating Officer/Global Head of the Oncology Business unit from December 2014 to May 2016. Prior to that role, Mr. Ros served in the rare disease business of Genzyme, a Sanofi company, where he served as Vice President and Franchise Head of its Pompe disease unit from September 2012 to December 2014. From October 2007 to June 2010, Mr. Ros served at ARIAD Pharmaceuticals, Inc., a global oncology company, most recently as Senior Vice President, Commercial Operations. He started his pharmaceutical career in Bristol-Myers Squibb’s Oncology Division, serving in roles with increasing responsibility from 1990-2007. He received a B.S. from the State University of New York, College at Plattsburgh and completed the Executive Education Program in Finance and Accounting for the Non-Financial Manager at Wharton School of the University of Pennsylvania.

Susan E. Graf has served as our Chief Business Officer since April 2016. Prior to joining us, from May 2013 to March 2015, Ms. Graf served as the Vice President, Corporate Development and Strategy for NPS Pharma before it was acquired by Shire in 2015. Prior to joining NPS Pharma, Ms. Graf spent nearly18 years at Roche in a number of leadership and executive positions, including Global Head, Commercial Assessment and Due Diligence for Roche Partnering. Ms. Graf received a Bachelor of Pharmacy degree from Purdue University and an M.B.A. from the Stern School of Business at New York University.

Robert A. Copeland, Ph.D. has served as our President of Research and Chief Scientific Officer since January 2015 and previously served as our Executive Vice President and Chief Scientific Officer from September 2008 to January 2015. Prior to joining us, from January 2003 to September 2008, Dr. Copeland was Vice President, Cancer Biology, Oncology Center of Excellence in Drug Discovery, at GSK. Before joining GSK, Dr. Copeland held scientific staff positions at Merck Research Laboratories of Merck and Bristol-Myers Squibb Company, a biopharmaceutical company, and a faculty position at the University of Chicago Pritzker School of Medicine. Dr. Copeland received a B.S. in chemistry from Seton Hall University, a Ph.D. in chemistry from Princeton University and did postdoctoral studies as the Chaim Weizmann Fellow at the California Institute of Technology.

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

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available free of charge on our website located at www.epizyme.com as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. These reports are also available at the SEC’s Internet website at www.sec.gov. The public may also read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

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

Item 1A. Risk Factors

Careful consideration should be given to the following risk factors, in addition to the other information set forth in this Annual Report on Form 10-K and in other documents that we file with the SEC, in evaluating our company and our business. Investing in our common stock involves a high degree of risk. If any of the following risks and uncertainties actually occurs, our business, prospects, financial condition and results of operations could be materially and adversely affected. The risks described below are not intended to be exhaustive and are not the only risks facing our company. New risk factors can emerge from time to time, and it is not possible to predict the impact that any factor or combination of factors may have on our business, prospects, financial condition and results of operations.

Risks Related to the Discovery and Development of Our Product Candidates

Our research and development is focused on the creation of novel epigenetic therapies for patients with cancer and other diseases, which is a rapidly evolving area of science, and the approach we are taking to discover and develop drugs is novel and may never lead to marketable products.

The discovery of novel epigenetic therapies for patients with cancer and other diseases is an emerging field, and the scientific discoveries that form the basis for our efforts to discover and develop product candidates are relatively new. The scientific evidence to support the feasibility of developing product candidates based on these discoveries is both preliminary and limited. Although epigenetic regulation of gene expression plays an essential role in biological function, few drugs premised on epigenetics have been discovered. Moreover, those drugs based on an epigenetic mechanism that have received marketing approval are in different target classes than the CMPs where our research and development is principally focused. Although preclinical studies suggest that genetic alterations can result in changes to the activity of CMPs making them oncogenic, to date no company has translated these biological observations into systematic drug discovery that has yielded a drug that has received marketing approval. We believe that our first three HMT inhibitors in the clinic are all the first molecules against these targets to enter clinical development. Therefore, we do not know if our approach of inhibiting HMTs or other CMPs to treat patients with cancer and other diseases will be successful.

Our development efforts are ongoing and we have only two product candidates in clinical trials that we are developing, and one product candidate in clinical trials that has been licensed to GSK. All of our other product candidates are still in preclinical development. If we are unable to commercialize our product candidates or experience significant delays in doing so, our business will be materially harmed.

Our development efforts are ongoing and we have only two product candidates in clinical trials that we are developing, tazemetostat and pinometostat. In addition, GSK has initiated a Phase 1 clinical trial for a PRMT5 inhibitor that it has licensed from us. All of our other product candidates are still in preclinical development. We have invested substantially all our efforts and financial resources in the identification and preclinical and clinical development of inhibitors of HMTs and other CMPs. Our ability to generate product revenues when anticipated or at all will depend heavily on the successful development and eventual commercialization of our product candidates. The success of our product candidates will depend on several factors, including the following:

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

A key element of our strategy is to use and expand our proprietary drug discovery platform to build a pipeline of small molecule inhibitors of HMT and other CMP targets and progress these product candidates through clinical development for the treatment of a variety of different types of cancer and other diseases. Although our research and development efforts to date have resulted in a pipeline of programs directed to specific HMT and other CMP targets, we may not be able to develop product candidates that are safe and effective CMP inhibitors. Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify may not be suitable for clinical development, including as a result of being shown to have harmful side effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance. If we do not successfully develop and commercialize product candidates based upon our technological approach, we will not be able to obtain product revenues in future periods, which likely would result in significant harm to our financial position and adversely affect our stock price.

Clinical drug development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

Three of our product candidates are in clinical development, and our remaining product candidates are in preclinical development. Two of our product candidates in clinical development are being developed by us and the third product candidate is being developed by GSK. The risk of failure for each of our product candidates is high. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans.

Product candidates are subject to continued preclinical safety studies, which may be conducted concurrent with our clinical testing. The outcomes of these safety studies may delay the launch of or enrollment in future clinical studies. For example, in the course of our preclinical safety studies of tazemetostat, we observed the development of lymphoma in Sprague Dawley rats. As a result of these findings, coupled with our limited clinical experience in FL at the time of the IND submission in December 2015, we were unable to conduct our Phase 2 trial of tazemetostat in FL patients in the United States until the beginning of 2017. If we are unable to adequately address matters such as this when they arise, we may be unable to conduct clinical trials of our product candidates in the United States or in other countries, our trials may be limited to certain patient populations or our ability to conduct other trials in the United States or in other countries may be delayed.

Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. For example, the CRs that were observed in two patients with MLL-r in the fourth dose cohort of the dose escalation portion of our Phase 1 clinical trial of pinometostat in adults were not achieved by any other patient treated with pinometostat in the Phase 1 clinical trial. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

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

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside of the United States. In particular, because certain of our products may be focused on specific patient populations, our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate. In addition, some of our competitors have ongoing clinical trials for product candidates that may treat the broader patient populations within which our product candidates are being developed for the treatment of a subset of identifiable patients with cancer and other diseases, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. For instance, our ongoing clinical trials of tazemetostat in adult and pediatric patients with INI1-negative tumors are targeting rare patient populations. In addition, our Phase 2 clinical trial of tazemetostat in patients with NHL has two arms targeting patients with EZH2 activating mutations in their tumors, one in GCB DLBCL and one in FL. Based on the aggregate scientific literature, we believe that patients with these mutations represent approximately 20% of the total GCB DLBCL and FL population in the United States and other major reimbursable markets. In any clinical study, the actual percentage of patients enrolled with these

EZH2 mutations may vary from the range suggested by the literature. As a result, these arms of the Phase 2 NHL clinical trial have been, and are likely to continue to be, slower to enroll than the other three arms of the Phase 2 NHL clinical trial.

Patient enrollment is affected by other factors including:

•	the severity of the disease under investigation;

•	the eligibility criteria for the trial in question;

•	the perceived risks and benefits of the product candidate under trial;

•	the efforts to facilitate timely enrollment in clinical trials;

•	the patient referral practices of physicians;

•	the ability to monitor patients adequately during and after treatment;

•	the proximity and availability of clinical trial sites for prospective patients; and

•	the ability to identify specific patient population for molecularly defined study cohort(s).

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

We may develop companion diagnostics for our therapeutic product candidates to identify patients for our clinical trials who have the specific cancers that we are seeking to treat as appropriate and when existing, available technology may not be sufficient to identify those patients. We do not have experience or capabilities in developing or commercializing diagnostics and plan to rely in large part on third parties to perform these functions. For example, we have entered into an agreement with Roche Molecular to develop and commercialize a companion diagnostic for use with tazemetostat for NHL patients with EZH2 activating mutations. Companion diagnostics are subject to regulation by the FDA and similar regulatory authorities outside of the United States as medical devices and require separate regulatory approval prior to commercialization. If any third parties that we engage to assist us are unable to successfully develop companion diagnostics that are needed for our therapeutic product candidates, or experience delays in doing so:

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

Since inception, we have incurred significant operating losses. Our net loss was $110.2 million for the year ended December 31, 2016 and $132.4 million for the year ended December 31, 2015. As of December 31, 2016, we had an accumulated deficit of $353.7 million. To date, we have financed our operations primarily through our collaborations, our public offerings, and private placements of our preferred stock. All of our revenue to date has been collaboration revenue. We have devoted substantially all of our financial resources and efforts to research and development, including clinical and preclinical studies. We are still in the early to middle stages of development of our product candidates, and we have not completed development of any drug candidates. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will continue to increase over the next several years as we:

•	continue our Phase 2 clinical trial of tazemetostat for the treatment of patients with NHL, our Phase 2 clinical trial of tazemetostat for the treatment of adult patients with certain molecularly defined solid tumors and our Phase 1 clinical trial of tazemetostat for the treatment of pediatric patients with certain molecularly-defined solid tumors;

•	continue our Phase 2 clinical trial of tazemetostat in relapsed or refractory patients with mesothelioma characterized by BAP1 loss-of-function;

•	continue our clinical trials of tazemetostat in combination with R-CHOP in front line elderly patients with DLBCL and in combination with Genentech’s anti-PD-L1 cancer immunotherapy, Tecentriq, in patients with relapsed or refractory DLBCL being conducted by our collaborators;

•	continue our rollover study of tazemetostat in certain patients that have completed prior clinical trial protocols;

•	continue the new arm of our ongoing Phase 2 NHL trial of tazemetostat in combination with prednisolone in relapsed or refractory patients with DLBCL;

•	design and conduct a new combination trial of tazemetostat in FL;

•	pay any milestone payments provided for and achieved under the amended and restated collaboration and license agreement with Eisai;

•	conduct research and development for Celgene under our amended and restated collaboration and license agreement;

•	continue the research and development of our other product candidates;

•	seek to discover and develop additional product candidates;

•	seek regulatory approvals for any product candidates that successfully complete clinical trials;

•	ultimately establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any products for which we may obtain regulatory approval;

•	maintain, expand and protect our intellectual property portfolio;

•	hire additional clinical, quality control and scientific personnel; and

•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts.

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

We expect our expenses to increase in connection with our ongoing activities, particularly to fund our tazemetostat development program; make any milestone payments provided for and achieved under the amended and restated collaboration and license agreement with Eisai; continue research for Celgene under our amended and restated collaboration and license agreement; and continue research and development and initiate additional clinical trials of, and seek regulatory approval for, any future product candidates. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on acceptable terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash, cash equivalents and marketable securities as of December 31, 2016, will be sufficient to fund our planned operating expenses and capital expenditure requirements into at least the third quarter of 2018. We have based these expectations on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Our future capital requirements will depend on many factors, including:

•	the progress and results of our ongoing and planned clinical trials;

•	the number and development requirements of additional indications for tazemetostat and other product candidates that we may pursue, including the scope, progress, results and costs of discovery research, preclinical development, laboratory testing and clinical trials for such product candidates;

•	our ongoing research for Celgene under our amended and restated collaboration and license agreement;

•	the costs, timing and outcome of regulatory review of our product candidates;

•	milestones, option exercise fees, license fees, and other collaboration-based revenues, if any;

•	the costs and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution for any of our product candidates for which we receive marketing approval;

•	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;

•	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims; and

•	the extent to which we acquire or in-license other products and technologies.

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

Our resources for drug development are limited and we do not yet have any capability for sales, marketing or distribution. Accordingly, we have entered into therapeutic collaborations with other companies that we believe can provide such capabilities, including our collaboration and license agreements with Celgene and GSK. We also rely on Genentech to manage our combination study of tazemetostat and Tecentriq in relapsed or refractory DLBCL, and on LYSA to manage our combination study of tazemetostat and R-CHOP in newly diagnosed, elderly, high risk patients with DLBCL. With our reacquisition of tazemetostat rights under our amended and restated collaboration and license agreement with Eisai, we no longer have access to such capabilities for tazemetostat except with Eisai in Japan. Our collaborations have provided us with important funding for our development programs and product platform and we expect to receive additional funding under these collaborations in the future. Our existing therapeutic collaborations, and any future collaborations we enter into, may pose a number of risks, including the following:

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

For some of our product candidates or for some CMP targets, we may in the future collaborate with pharmaceutical and biotechnology companies for development and potential commercialization of therapeutic products. We face significant competition in seeking appropriate collaborators. Our ability to reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. If we are unable to reach agreements with suitable collaborators on a timely basis, on acceptable terms, or at all, we may have to curtail the development of a product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to fund and undertake development or commercialization activities on our own, we may need to obtain additional expertise and additional capital, which may not be available to us on acceptable terms or at all. If we fail to enter into collaborations and do not have sufficient funds or expertise to undertake the necessary development and commercialization activities, we may not be able to further develop our product candidates or bring them to market or continue to develop our product platform and our business may be materially and adversely affected.

Failure of our third party collaborators to successfully commercialize companion diagnostics developed for use with our therapeutic product candidates could harm our ability to commercialize these product candidates.

We do not plan to develop companion diagnostics internally and, as a result, we are dependent on the efforts of our third party collaborators to successfully commercialize companion diagnostics when existing, available technology may not be sufficient to identify patients for treatment with our therapeutic product candidates. For example, we are relying on Roche Molecular to develop a companion diagnostic for tazemetostat in NHL to detect activating mutations in EZH2. Our collaborators:

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

Patent reform legislation such as the Leahy-Smith America Invents Act, or the Leahy-Smith Act, could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. The Leahy-Smith Act includes a number of significant changes to United States patent law. These changes include provisions that affect the way patent applications are prosecuted, redefine prior art, provide more efficient and cost-effective avenues for competitors to challenge the validity of patents, and enable third-party submission of prior art to the U.S. Patent and Trademark Office during patent prosecution and additional procedures to attack the validity of a patent at U.S. Patent and Trademark Office administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. In addition, under the Leahy-Smith Act, the United States transitioned to a first inventor to file system in which, assuming that the other statutory requirements are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. As such, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business and financial condition.

Moreover, we may be subject to a third party preissuance submission of prior art to the U.S. Patent and Trademark Office, or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. For example, we are involved in an opposition proceeding against our European Patent, the claims of which cover a method for determining whether a cancer patient is a candidate for treatment with an EZH2 inhibitor based on their EZH2 mutation status. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States. We have obtained orphan drug designations for tazemetostat for the treatment of INI1-negative malignant rhabdoid tumors, or MRT as well as MRTO, in the United States and for pinometostat for the treatment of acute lymphoblastic leukemia and acute myeloid leukemia in the United States and Europe. We may not receive orphan drug designation for these product candidates for other indications, or for any other future clinical candidates we may develop.

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

A Fast Track designation by the FDA, such as the Fast Track designation we received for tazemetostat, may not lead to a faster development or regulatory review or approval process.

We have received Fast Track designation from the FDA for tazemetostat for patients with DLBCL with mutated EZH2 and intend to seek Fast Track designation for tazemetostat for other indications and for our other product candidates as appropriate. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA Fast Track designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure that the FDA would decide to grant it. Even if we do receive Fast Track designation as we have for tazemetostat, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program.

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

According to FDA guidance, if the FDA determines that a companion diagnostic device is essential to the safe and effective use of a novel therapeutic product or indication, the FDA generally will not approve the therapeutic product or new therapeutic product indication if the companion diagnostic is not also approved or cleared for that indication. Under the Federal Food, Drug, and Cosmetic Act, companion diagnostics are regulated as medical devices, and the FDA has generally required companion diagnostics intended to select the patients who will respond to cancer treatment to obtain Premarket Approval, or a PMA, for the diagnostic. The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. A PMA is not guaranteed and may take considerable time, and the FDA may ultimately respond to a PMA submission with a “not approvable” determination based on deficiencies in the application and require additional clinical trial or other data that may be expensive and time-consuming to generate and that can substantially delay approval. As a result, if we are required by the FDA to obtain approval of a companion diagnostic for a candidate therapeutic product, and we do not obtain or there are delays in obtaining FDA approval of a diagnostic device, we may not be able to commercialize the product candidate on a timely basis or at all and our ability to generate revenue will be materially impaired.

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

In March 2010, the U.S. Congress enacted the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively, the PPACA, a sweeping law which included changes to the coverage and reimbursement of drug products under government healthcare programs.

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

Further, other legislative changes have been proposed and adopted since the PPACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. In

January 2013, the American Taxpayer Relief Act of 2012 became law, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding. In addition, there have been recent public announcements by members of the U.S. Congress and the new presidential administration regarding their plans to repeal and replace the PPACA. However, it remains unclear how a repeal or replacement of current healthcare programs might affect our ability to sell our products and the prices we may obtain for any of our approved products.

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

As of March 1, 2017, our executive officers and directors and their affiliates beneficially own, in the aggregate, shares representing approximately 33% of our common stock. As a result, if these stockholders were to choose to act together, they may be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Our stock price has been and may in the future be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. From January 1, 2015 until March 1, 2017, the sale price of our common stock as reported on the NASDAQ Global Market ranged from a high of $28.48 to a low of $7.02. The market price for our common stock may be influenced by many factors, including:

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

Our headquarters are located in Cambridge, Massachusetts, where we occupy approximately 42,500 square feet of office and laboratory space. The term of the Cambridge lease expires May 31, 2018. In addition, we occupy approximately 4,000 square feet of office space in Durham, North Carolina. The term of the Durham lease expires on July 31, 2017.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Market under the symbol “EPZM.” Trading of our common stock commenced on May 31, 2013, following the completion of our initial public offering. The following table sets forth the high and low sale prices per share of our common stock, as reported on the NASDAQ Global Market, for the periods indicated:

	Market Price
	High	Low
Year ended December 31, 2016:
Fourth quarter	$12.35	$8.55
Third quarter	$10.55	$7.12
Second quarter	$13.20	$8.96
First quarter	$15.28	$8.79
Year ended December 31, 2015:
Fourth quarter	$18.29	$11.26
Third quarter	$25.25	$12.00
Second quarter	$28.48	$15.51
First quarter	$25.48	$16.63

As of March 1, 2017, the number of holders of record of our common stock was 21. This number does not include beneficial owners whose shares are held in street name.

Dividends

We have never declared or paid cash dividends on our capital stock. We intend to retain all of our future earnings, if any, to finance the growth and development of our business. We do not intend to pay cash dividends to our stockholders in the foreseeable future.

Stock Performance Graph

The following graph shows a comparison from May 31, 2013, the first date that shares of our common stock were publicly traded, through December 31, 2016 of the cumulative total return on an assumed investment of $100.00 in cash in our common stock, the NASDAQ Composite Index and the NASDAQ Biotechnology Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and NASDAQ Biotechnology Index assume reinvestment of dividends.

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

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Collaboration revenue	$8,007	$2,560	$41,411	$68,482	$45,222
Operating expenses:
Research and development	91,461	111,209	75,595	57,567	38,482
General and administrative	28,372	23,900	20,866	14,042	7,508

Total operating expenses	119,833	135,109	96,461	71,609	45,990

Operating loss	(111,826)	(132,549)	(55,050)	(3,127)	(768)

Other income (expense), net	1,614	173	154	(7)	67
Income tax expense	—	—	109	349	1

Net loss	$(110,212)	$(132,376)	$(55,005)	$(3,483)	$(702)

Accretion of redeemable convertible preferred stock to redemption value	—	—	—	264	486

Loss allocable to common stockholders	$(110,212)	$(132,376)	$(55,005)	$(3,747)	$(1,188)

Basic and diluted loss per share allocable to common stockholders	$(1.93)	$(3.32)	$(1.67)	$(0.22)	$(0.72)
Basic and diluted weighted average shares outstanding	57,126	39,839	33,027	17,049	1,645

	As of December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$77,895	$208,323	$190,095	$123,564	$97,981
Marketable securities	164,297	—	—	—	—
Total assets	252,441	217,903	199,203	162,988	103,511
Deferred revenue	28,809	30,709	23,151	46,872	69,445
Redeemable convertible preferred stock	—	—	—	—	76,156
Total stockholders’ equity (deficit)	201,700	169,532	160,282	104,313	(51,126)

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

Overview

Epizyme is a clinical stage biopharmaceutical company that discovers, develops and plans to commercialize novel epigenetic therapies for patients with cancer and other diseases. We are leaders in discovering and developing small molecule inhibitors of a class of enzymes known as HMTs as well as other CMPs. CMPs mediate selective and reversible modifications to chromatin, a complex of chromosomal DNA and histone proteins that controls gene expression. This chromatin remodeling and its resultant control of gene expression are part of a larger regulatory system, commonly referred to as epigenetics. Genetic alterations within CMPs or that indirectly affect CMPs can result in changes to their activity and drive multiple types of cancer, including hematological cancers and solid tumors, as well as other diseases. We believe that inhibiting altered CMPs presents the opportunity to create, develop and commercialize multiple targeted therapeutics.

Our lead product candidate, tazemetostat, is an oral, first-in-class potent and selective inhibitor of the EZH2 HMT, an enzyme that is implicated in a wide range of cancers. In our clinical trials of tazemetostat in patients with relapsed or refractory NHL and in patients with certain molecularly defined solid tumors, tazemetostat showed meaningful clinical activity as a monotherapy, and was generally well tolerated. We are conducting a broad clinical development program for tazemetostat as both a monotherapy and combination treatment, in relapsed/refractory and front-line disease, across a number of subtypes of NHL and in patients with and without EZH2 activating mutations. We are also testing tazemetostat in several different types of molecularly defined solid tumors, including INI1-negative tumors in adults and children and in adults with mesothelioma characterized by BAP1 loss-of-function.

In 2017, we expect to execute on the following relating to tazemetostat:

•	continue dosing patients in our Phase 2 monotherapy trial of tazemetostat in adults with molecularly defined solid tumors and, if accepted, present interim data from this trial at ASCO in Chicago, Illinois in June 2017. We plan on interacting with regulatory agencies, beginning with the FDA, in mid-2017 with the goal of defining our registration pathways for our molecularly defined solid tumor program in adult patients;

•	continue dosing patients in our Phase 2 monotherapy study of tazemetostat in adults with relapsed or refractory NHL and submit, and if accepted, present interim data from this trial at ICML in Lugano, Switzerland in June 2017. We plan on interacting with regulatory agencies, beginning with the FDA, in the second half of 2017 on our NHL program, with the goal of defining our registration pathways in various subtypes of NHL;

•	continue dosing patients in the dose escalation and expansion phase of our Phase 1 monotherapy study of tazemetostat in children with molecularly defined solid tumors to determine the recommended Phase 2 dose and initiate the dose-expansion stage of the trial;

•	advance our combination trial of tazemetostat and Tecentriq in patients with relapsed or refractory DLBCL, determine the recommended Phase 2 dose and advance into the expansion portion of the study;

•	advance our Phase 1b combination trial of tazemetostat and R-CHOP in front-line patients with DLBCL to determine the recommended Phase 2 dose and advance into the Phase 2 expansion portion of the study;

•	continue the newly opened additional arm of our ongoing Phase 2 NHL study to investigate tazemetostat in combination with prednisolone for patients with relapsed or refractory DLBCL;

•	design and initiate a combination trial of tazemetostat in FL; and

•	complete the first stage of our Phase 2 study of tazemetostat in patients with mesothelioma characterized by a loss-of-function of BAP1 to determine proof of concept and enroll in the second stage of the study.

We own the global development and commercialization rights to tazemetostat outside of Japan. Eisai holds the rights to develop and commercialize tazemetostat in Japan, and holds a limited right of first negotiation for the rest of Asia.

We have collaboration agreements with Celgene, GSK, and Eisai for research and development activities. We also have a collaboration with Roche Molecular to develop a companion diagnostic to detect EZH2 activating mutations in patients with NHL. These collaborations provide us with access to considerable scientific, development, regulatory and commercial capabilities. We have received $207.8 million in non-equity funding under these collaborations to date.

Since our inception, we have pioneered the discovery and development of novel epigenetic medicines. We have discovered and developed three first-in-class experimental medicines that are in clinical trials. Pinometostat, an inhibitor of the DOT1L HMT that is the subject to our collaboration with Celgene, is currently being evaluated through a CRADA with the CTEP of the NCI, as a combination therapy for patients with acute leukemias. Under our collaboration with GSK, GSK3326595, a PRMT5 inhibitor, is being evaluated by GSK in a Phase 1 clinical trial in patients with solid tumors and NHL. We have additional small molecule HMT inhibitors that are being developed under our collaborations with Celgene and GSK. We have also identified multiple novel epigenetic targets for which we are developing small molecule inhibitors in preclinical drug discovery. We own the global development and commercialization rights to these programs. All of our novel targets have been identified internally using our proprietary drug discovery platform, and all of our small molecule inhibitors have been discovered internally.

Through December 31, 2016, we have raised an aggregate of $728.7 million to fund our operations, of which $207.8 million was non-equity funding through our collaboration agreements, $444.9 million was from the sale of common stock in our public offerings and $76.0 million was from the sale of redeemable convertible preferred stock. As of December 31, 2016, we had $242.2 million in cash, cash equivalents and marketable securities.

We commenced active operations in early 2008, and since inception, have incurred significant operating losses. As of December 31, 2016, our accumulated deficit totaled $353.7 million. As a clinical stage company, we expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect our expenses to increase in connection with our ongoing activities, including our continued execution on our clinical development plans for tazemetostat.

Collaborations

Refer to Item 1, Collaborations and Note 9, Collaborations, of the notes to our consolidated financial statements in Item 15 of this Annual Report on Form 10-K for a description of the key terms of our arrangements with Eisai, Celgene and GSK, as well as the related accounting and revenue recognition considerations.

Results of Operations for the Years Ended December 31, 2016, 2015 and 2014

Collaboration Revenue

The following is a comparison of collaboration revenue for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
	(In millions)
Collaboration revenue	$8.0	$2.6	$41.4

Our revenue consists of collaboration revenue, including amounts recognized from deferred revenue related to upfront payments for licenses or options to obtain licenses in the future, research and development services revenue earned and milestone payments earned under collaboration and license agreements with our collaboration partners.

The following table summarizes our collaboration revenue, by collaboration, for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
	(In millions)
Collaboration Partner
GSK:
Upfront revenue	$—	$1.0	$11.5
Milestone revenue	6.0	—	3.0
Research and development revenue	—	0.4	11.0
Celgene:
Upfront revenue	1.9	1.1	9.6
Eisai:
Upfront revenue	—	—	1.6
Research and development revenue	—	—	4.7
Other	0.1	0.1	—

	$8.0	$2.6	$41.4

Collaboration revenue for the year ended December 31, 2016 increased $5.4 million as compared to the year ended December 31, 2015, primarily as a result of the achievement of a $6.0 million milestone under our agreement with GSK during 2016. Collaboration revenues for the year ended December 31, 2015 decreased $38.8 million as compared to the year ended December 31, 2014, primarily as a result of the completion of a significant portion of our performance obligations under our collaborations during 2014 and achievement of a $3.0 million milestone under our agreement with GSK during 2014.

GSK. In the year ended December 31, 2016, revenue attributable to the GSK collaboration reflects the $6.0 million milestone earned upon GSK’s initiation of patient dosing in a Phase 1 clinical trial of GSK3326595, a PRMT5 inhibitor discovered by us and licensed to GSK under the collaboration agreement. Upfront revenue of $1.0 million and $11.5 million in the years ended December 31, 2015 and 2014, respectively, reflects the recognition of deferred revenue related to upfront payments for licenses under the agreement. Milestone revenue from GSK in the year ended December 31, 2014 represents $3.0 million in preclinical research and development milestones achieved under the agreement. Research and development revenue of $0.4 million and $11.0 million in the years ended December 31, 2015 and 2014, respectively, relates to research and development services performed during the year. Since we have no further performance obligations under the GSK collaboration, future revenues under the collaboration will relate to milestone payments and royalties received under the agreement, if any. Upfront and research and development revenue decreased each year as a result of the completion of a significant portion of our performance obligations during 2014.

Celgene. Collaboration revenue attributed to the Celgene collaboration increased in the year ended December 31, 2016, as compared to the year ended December 31, 2015, primarily due to the recognition of deferred revenue attributed to the pinometostat clinical trial services as part of the accounting for the amended and restated Celgene agreement, which was entered into during the third quarter of 2015. Upfront revenue of $1.1 million and $9.6 million in the years ended December 31, 2015 and 2014, respectively, reflects the recognition of deferred revenue related to upfront payments for licenses under the agreement. Upfront revenue decreased from 2014 to 2015 a result of the completion of a significant portion of our performance obligations during 2014.

As of December 31, 2016, all of our deferred revenue relates to our Celgene collaboration. The recognition of deferred revenue under the amended and restated Celgene agreement is dependent on the future development of the non-pinometostat targets that are subject to the collaboration, as all of the $28.8 million deferred revenue as of December 31, 2016 relates to the non-pinometostat targets. We do not expect to recognize any of the remaining $28.8 million of deferred revenue as of December 31, 2016 related to the three non-pinometostat targets for the next twelve months, unless or until Celgene exercises its option rights with respect to those targets or those option rights lapse.

Eisai. Following the execution of the amended and restated collaboration and license agreement with Eisai, we do not expect to recognize any further amounts from Eisai, except for potential royalties on EZH2 product sales in Japan that we may receive in the future. Upfront revenue of $1.6 million in the year ended December 31, 2014 reflects the recognition of deferred revenue related to an upfront payment under the agreement. Research and development revenue of $4.7 million in the year ended December 31, 2014 relates to research and development services performed during the year.

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

In our early-stage research, we identify and prioritize novel CMPs that are implicated in cancer and other diseases, and seek to develop potent and selective small molecule inhibitors of these targets. During this phase of research, our external costs primarily relate to lead discovery, biology, drug metabolism and pharmacokinetics and chemistry services from a multinational network of third party providers of research and development services. As our product candidates progress into preclinical and clinical development, external costs are driven by clinical trial costs, manufacturing expenses, and third-party research and development expenses.

In circumstances where our collaboration and license agreements provide for equally co-funded global development under joint risk sharing collaborations, and where we are the study sponsor, such as our Celgene collaboration, amounts received for co-funding are recorded as a reduction to research and development expense.

The following is a comparison of research and development expenses for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
	(In millions)
Research and development	$91.5	$111.2	$75.6

During the year ended December 31, 2016, total research and development expenses decreased by $19.7 million compared to the year ended December 31, 2015, primarily due to the $40.0 million upfront payment that we made to Eisai in the first quarter of 2015 to reacquire the worldwide rights, excluding Japan, to tazemetostat. The impact of the prior year upfront payment was partially offset by higher spending on the tazemetostat program and discovery/preclinical and internal research and development costs in the year ended December 31, 2016 compared to the year ended December 31, 2015.

During the year ended December 31, 2015 total research and development expenses increased by $35.6 million compared to the year ended December 31, 2014, primarily due to the $40.0 million upfront payment that we made to Eisai to reacquire the worldwide rights, excluding Japan, to the EZH2 program, including tazemetostat, and the related costs to accelerate the development of tazemetostat. These cost increases were partially offset by reduced spending on pinometostat and related DOT1L programs and on our discovery and preclinical programs.

The following table illustrates the components of our research and development expenses:

	Year Ended December 31,
Product Program	2016	2015	2014
	(In millions)
External research and development expenses:
Tazemetostat and related EZH2 programs	$39.9	$63.1	$3.8
Pinometostat and related DOT1L programs	2.6	5.3	15.2
Discovery and preclinical stage product programs, collectively	18.9	16.3	31.5
Internal research and development expenses	30.1	26.5	25.1

Total research and development expenses	$91.5	$111.2	$75.6

External research and development costs related to tazemetostat include ongoing clinical trial costs, preclinical research in support of the tazemetostat program, expenses associated with our companion diagnostic program, and external manufacturing costs related to the acquisition of active pharmaceutical ingredient and manufacturing of clinical drug supply. External research and development expenses for tazemetostat decreased $23.2 million during the year ended December 31, 2016 compared to the year ended December 31, 2015. The decrease in tazemetostat related spending in the year ended December 31, 2016 is primarily a result of the $40.0 million upfront payment made to Eisai in the prior year, offset by a significant increase in tazemetostat clinical trial activities in the year ended December 31, 2016. External research and development expenses for tazemetostat during 2015 include the costs associated with our reacquisition of worldwide rights, excluding Japan, to the EZH2 program, including tazemetostat, from Eisai during the first quarter of 2015. External research and development expenses for tazemetostat in 2015 include Phase 1/2 clinical trial costs, discovery and preclinical research in support of the tazemetostat program, expenses associated with our companion diagnostic program, and external manufacturing costs related to the acquisition of active pharmaceutical ingredient and manufacturing of clinical drug supply. External research and development expenses for tazemetostat increased $59.3 million during the year ended December 31, 2015 compared to the year ended December 31, 2014, primarily due to the upfront payment made to Eisai and the significant expansion of our tazemetostat clinical activities in 2015. In the year ended December 31, 2014, external research and development expenses of $3.8 million for tazemetostat related to the Phase 1 clinical trial costs and exploratory research costs incurred pursuant to our original agreement with Eisai.

External research and development expenses for pinometostat decreased by $2.7 million for the year ended December 31, 2016 compared to 2015. The decline in program spending reflects our completion of enrollment in the pinometostat adult and pediatric clinical trials and the associated reduction in costs. We completed enrollment in our pinometostat adult Phase 1 clinical trial in the third quarter of 2015 and the pediatric Phase 1 clinical trial in the first quarter of 2016. The costs incurred related to pinometostat in year ended December 31, 2016 are primarily associated with study closeout and final reporting activities on the Phase 1 clinical trials, as well as costs attributed to the CRADA with the NCI. External research and development expenses for pinometostat for the year ended December 31, 2015 decreased by $9.9 million compared to the year ended December 31, 2014. The decline in program spending in 2015 reflects reduced enrollment in the pinometostat adult and pediatric clinical trials and the associated reduction in costs to support the preclinical and research programs. Research and development expenses for pinometostat for the years ended December 31, 2016, 2015 and 2014 are net of less than $0.1 million, $1.1 million and $3.9 million, respectively, of global development co-funding from Celgene.

External research and development expenses for discovery and preclinical stage product programs increased $2.6 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015, due to increased spending on high priority discovery programs. External research and development expenses for discovery and preclinical stage product programs decreased by $15.2 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014. This decrease reflected our reallocation of resources to support the expansion of the tazemetostat programs and our reprioritization of our discovery and preclinical development programs.

Internal research and development expenses are primarily compensation expenses for our full-time research and development employees. Internal research and development expenses increased $3.6 million for year ended December 31, 2016 as compared to the year ended December 31, 2015. The increase in internal research and development costs in the year ended December 31, 2016 was primarily due to the expansion of our development organization to support expanded tazemetostat clinical trials, chemistry, manufacturing and controls, translational medicine, data analytics and regulatory activities. Internal research and development expenses increased by $1.4 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. The increase in 2015 resulted from the expansion of our internal clinical development team to support ongoing and new clinical programs and evaluations of tazemetostat, drug manufacturing, and regulatory filings following the reacquisition of tazemetostat from Eisai.

We expect research and development expenses to increase significantly in 2017, as we progress and expand our development program for tazemetostat, expand our regulatory activities, and potentially advance a preclinical program into later stage preclinical testing.

General and Administrative

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

The following is a comparison of general and administrative expenses for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
	(In millions)
General and administrative	$28.4	$23.9	$20.9

For the year ended December 31, 2016, our general and administrative expenses increased $4.5 million compared to the year ended December 31, 2015, primarily due to higher compensation-related expenses associated with additions to the senior leadership team in the first half of 2016, as well as increased investment in business development activities and pre-commercial activities related to tazemetostat. For the year ended December 31, 2015, our general and administrative expenses increased by $3.0 million, or 14%, compared to the year ended December 31, 2014, primarily related to additional intellectual property and related legal costs and compensation-related expenses.

We expect that general and administrative expenses will increase in 2017, as we plan to increase our pre-commercial activities, including the continued buildout of our medical affairs and commercial organizations.

Other Income, Net

The following is a comparison of other income, net for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
	(In millions)
Other income, net
Interest income, net	$1.5	$0.1	$0.1
Other income, net	0.1	0.1	0.1

Other income, net	$1.6	$0.2	$0.2

Other income, net consists of interest income earned on our cash equivalents and marketable securities, net of imputed interest expense paid under our capital lease obligation, and other income recorded from a tax incentive award received in 2013. Net interest income increased $1.4 million for the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily due to an increased cash balance as a result of the January 2016 follow-on offering and the purchases of short term interest bearing securities in 2016.

Income Tax Expense

We maintain a full valuation allowance against our deferred tax assets and therefore did not recognize an income tax benefit for the year ended December 31, 2016 or December 31, 2015. Income tax expense for the year ended December 31, 2014 reflects adjustments identified in 2014 related to the year ended December 31, 2013 in the course of preparing the 2013 income tax returns.

Liquidity and Capital Resources

Through December 31, 2016, we have raised an aggregate of $728.7 million to fund our operations, of which $207.8 million was non-equity funding through our collaboration agreements, $444.9 million was from the sale of common stock in our public offerings and $76.0 million was from the sale of redeemable convertible preferred stock. As of December 31, 2016, we had $242.2 million in cash, cash equivalents and marketable securities.

On April 15, 2016, we entered into a Sales Agreement with Cowen and Company, LLC, or Cowen, to sell, from time to time, shares of our common stock having an aggregate sales price of up to $50.0 million through an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended, under which Cowen would act as sales agent, which we refer to as the ATM Offering. The shares that may be sold under the Sales Agreement, if any, would be issued and sold pursuant to our $250.0 million universal shelf registration statement on Form S-3 that was declared effective by the SEC on April 29, 2016. Through March 10, 2017, we sold 155,834 shares of Common Stock under the Sales Agreement, resulting in net proceeds of $1.9 million related to the ATM Offering. We terminated the Sales Agreement with Cowen, effective March 10, 2017.

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

Funding Requirements

Our primary uses of capital are, and we expect will continue to be, clinical trial costs, third party research and development services, compensation and related expenses, laboratory and related supplies, our potential future milestone payment obligations to Eisai and Roche Molecular under the amended Eisai collaboration agreement and Roche Molecular companion diagnostic agreement, legal and other regulatory expenses and general overhead costs.

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

Outlook

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash, cash equivalents and marketable securities as of December 31, 2016, will be sufficient to fund our planned operating expenses and capital expenditure requirements into at least the third quarter of 2018, without giving effect to any potential option exercise fees or milestone payments we may receive under our collaboration agreements. We have based this estimate on assumptions that may prove to be wrong, particularly as the process of testing drug candidates in clinical trials is costly and the timing of progress in these trials is uncertain. As a result, we could use our capital resources sooner than we expect.

Cash Flows

The following is a summary of cash flows for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
	(In millions)
Net cash used in operating activities	$(96.4)	$(72.9)	$(35.4)
Net cash used in investing activities	(165.4)	(40.2)	(2.2)
Net cash provided by financing activities	131.4	131.3	104.1

Net Cash Used in Operating Activities

Net cash used in operating activities was $96.4 million during the year ended December 31, 2016 compared to $72.9 million during the year ended December 31, 2015. The increase in net cash used in operating activities during year ended December 31, 2016 as compared to 2015 primarily relates to the net loss in the period, after adjusting for the $40.0 million payment made to Eisai in the prior year, which is classified as an investing cash outflow.

Net cash used in operating activities for year ended December 31, 2016 primarily relates to our net loss of $110.2 million, partially offset by non-cash stock-based compensation of $10.6 million and depreciation of $1.6 million. The most significant items affecting working capital in the year ended December 31, 2016 include increased accrued expenses and prepaid expenses associated with the expansion of our clinical activities and the recognition of deferred revenue associated with the Celgene arrangement.

Net cash used in operating activities was $72.9 million during the year ended December 31, 2015 compared to $35.4 million during the year ended December 31, 2014. The increase in net cash used in operating activities for the year ended December 31, 2015 primarily resulted from higher non-equity cash receipts from our collaborations of $53.2 million in 2014 compared to $10.0 million in 2015. Net cash used in operating activities for fiscal year 2015 primarily relates to our net loss of $132.4 million less the impact of the $40.0 million upfront payment made to Eisai upon the execution of our amended and restated collaboration and license agreement in March 2015, which is classified as an investing activity in the consolidated statement of cash flows, the $10.0 million payment from Celgene as part of the July 2015 amended and restated agreement and non-cash stock-based compensation and depreciation, which increased $3.7 million to $11.3 million compared to fiscal 2014.

Net Cash Used in Investing Activities

Net cash used in investing activities during the year ended December 31, 2016 reflects $229.9 million of purchases of available for sale securities, maturities/sales of available for sale securities of $65.1 million and $0.6 million of purchases of property and equipment during the period.

Net cash used in investing activities during the year ended December 31, 2015, reflects the $40.0 million upfront payment made to Eisai upon the execution of our amended and restated collaboration and license agreement, under which we reacquired worldwide rights, excluding Japan, to tazemetostat, as well as purchases of property and equipment. Net cash used in investing activities for 2014 related solely to the purchase of property and equipment. Purchases of property and equipment in 2014 consisted principally of purchases to support expansion of and improvements in our technology infrastructure.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $131.4 million during the year ended December 31, 2016 primarily reflects net cash received from our January 2016 public offering of our common stock of $129.7 million as well as cash received from stock option exercises, cash proceeds from our ATM Offering and purchase of shares under our employee stock purchase plan. This amount was offset in part by the payment of $0.6 million of principal on our capital lease obligation.

Net cash provided by financing activities of $131.3 million during the year ended December 31, 2015 primarily reflects net cash received from our March 2015 public offering of our common stock of $130.3 million as well as cash received from stock option exercises and the purchase of shares under our employee stock purchase plan. This amount was offset in part by the payment of $0.4 million of principal on our capital lease obligation during the year ended December 31, 2015.

Contractual Obligations and Contingent Liabilities

The following summarizes our significant contractual obligations as of December 31, 2016:

Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(In thousands)
Real estate leases (1)	$4,100	$2,898	$1,202	$—	$—
Capital leases (2)	776	665	111	—	—

Total obligations	$4,876	$3,563	$1,313	$—	$—

(1)	Real Estate Leases. Real estate leases represent future minimum lease payments under non-cancelable operating leases in effect as of December 31, 2016.
(2)	Capital leases relate to lease of computer hardware and related equipment. The minimum lease payments above do not include common area maintenance charges or real estate taxes to the extent applicable.

In addition to commitments under leasing arrangements described in the table above, as of December 31, 2016, we have committed to fund $12.0 million of remaining development costs payable to Roche Molecular, expected to be paid through 2019 upon certain development and regulatory milestones, under an amended companion diagnostic agreement. In addition, the contractual obligations table does not include potential future milestones or royalties that we may be required to make under license and collaboration agreements, including potential future milestones or royalties payable to Eisai under the amended collaboration and license agreement, due to the uncertainty of the occurrence of the events requiring payment under these agreements.

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

Research and Development Expenses

Research and development expenses consist of expenses incurred in performing research and development activities, including compensation and benefits, facilities expenses, overhead expenses, clinical trial and related clinical manufacturing expenses, fees paid to clinical research organizations and other outside expenses. Research and development costs are expensed as incurred if no planned alternative future use exists for the technology and if the payment is not payment for future services. We defer and capitalize our nonrefundable advance payments that are for research and development activities until the related goods are delivered or the related services are performed. In circumstances where our collaboration and license agreements provide for equally co-funded global development under joint risk sharing collaborations, amounts received from collaboration partners for such co-funding are recorded as a reduction to research and development expense.

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

Going Concern

We implemented Financial Accounting Standards Board Accounting Standards Update No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern, beginning with this 2016 Annual Report on Form 10-K. We continually evaluate our ability to continue as a going concern within one year of the date of issuance of financial statements in both our Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K. Our evaluation entails analyzing forward looking budgets and forecasts for expectations of our cash needs, and comparing those needs to our current cash, cash equivalent and marketable security balances.

Acquired In-Process Research and Development

We record upfront payments that relate to the acquisition of a development-stage product candidate as research and development expense in the period in which they are incurred, provided that the acquired development-stage product candidate did not also include processes or activities that would constitute a business, the product candidate has not achieved regulatory approval for marketing and, absent obtaining such approval, has no alternative future use. In the first quarter of 2015, we accounted for the upfront payment paid to Eisai in connection with the amended and restated collaboration and license agreement, pursuant to which we reacquired the worldwide rights, excluding Japan, to tazemetostat, as an acquisition of in-process research and development.

Recent Accounting Pronouncements

For detailed information regarding recently issued accounting pronouncements and the expected impact on our consolidated financial statements, see Note 2, Summary of Significant Accounting Policies—Recent Accounting Pronouncements, in the accompanying Notes to Consolidated Financial Statements included in Item 15. of Part IV of this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2016, we had cash equivalents and available for sale securities of $242.2 million consisting of money market funds, corporate bonds, commercial paper and government-related obligations. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. We estimate that a hypothetical 100-basis point change in market interest rates would impact the fair value of our investment portfolio as of December 31, 2016 by $0.5 million.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2016. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2016, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our management including our principal executive officer and principal financial officer by others, particularly during the period in which this report was prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of our company;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of our company are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework (2013). Based on its assessment, management believes that, as of December 31, 2016, our internal control over financial reporting is effective based on those criteria.

Changes in Internal Controls over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Pursuant to an agreement with Cowen, we terminated the Sales Agreement dated April 15, 2016 to which we were a party with Cowen, effective March 10, 2017. The Sales Agreement provided for the sale, from time to time, of shares of our common stock having an aggregate sales price of up to $50.0 million through an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended.

On March 9, 2017, we announced that Robert Copeland, our President of Research and Chief Scientific Officer, will be retiring from the company on a date to be determined in the second quarter of 2017 to pursue advisory and other opportunities within the industry.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated by reference from our definitive proxy statement relating to our 2017 annual meeting of stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, also referred to in this Annual Report on Form 10-K as our 2017 Proxy Statement, which we expect to file with the SEC within 120 days of the end of the fiscal year ended December 31, 2016.

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding our directors, including the audit committee and audit committee financial experts, and executive officers and compliance with Section 16(a) of the Exchange Act will be included in our 2017 Proxy Statement and is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by this item regarding executive compensation will be included in our 2017 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item regarding security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans will be included in our 2017 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item regarding certain relationships and related transactions and director independence will be included in our 2017 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item regarding principal accounting fees and services will be included in our 2017 Proxy Statement and is incorporated herein by reference.

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

Consolidated Statements of Stockholders’ Equity

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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Epizyme, Inc.

By:	/s/ Robert B. Bazemore
Robert B. Bazemore
President and Chief Executive Officer

Dated: March 13, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Robert B. Bazemore	President, Chief Executive Officer, Director	March 13, 2017
Robert B. Bazemore	(Principal Executive Officer)

/s/ Andrew E. Singer	Executive Vice President of Finance and Administration, Chief Financial Officer and Treasurer	March 13, 2017
Andrew E. Singer	(Principal Financial and Accounting Officer)

/s/ Andrew R. Allen	Director	March 13, 2017
Andrew R. Allen, M.D., Ph.D.

/s/ Kenneth Bate	Director	March 13, 2017
Kenneth Bate

/s/ Kevin T. Conroy	Director	March 13, 2017
Kevin T. Conroy

/s/ Carl Goldfischer	Director	March 13, 2017
Carl Goldfischer, M.D.

/s/ David M. Mott	Director	March 13, 2017
David M. Mott

/s/ Richard F. Pops	Director	March 13, 2017
Richard F. Pops

/s/ Beth Seidenberg	Director	March 13, 2017
Beth Seidenberg, M.D.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of the Registrant (1)

3.2	Amended and Restated Bylaws of the Registrant (2)

4.2	Amended and Restated Investor Rights Agreement dated as of April 2, 2012 (4)

10.1+	2008 Stock Incentive Plan (4)

10.2+	Form of Incentive Stock Option Agreement under 2008 Stock Incentive Plan (4)

10.3+	Form of Nonstatutory Stock Option Agreement under 2008 Stock Incentive Plan (4)

10.4+	Form of Restricted Stock Agreement under 2008 Stock Incentive Plan (4)

10.5+	2013 Stock Incentive Plan (2)

10.6+	Form of Incentive Stock Option Agreement under 2013 Stock Incentive Plan (2)

10.7+	Form of Nonstatutory Stock Option Agreement under 2013 Stock Incentive Plan (2)

10.8+	Form of Restricted Stock Agreement under 2013 Stock Incentive Plan (2)

10.9+	Form of Restricted Stock Unit Agreement under 2013 Stock Incentive Plan (12)

10.10+	2013 Employee Stock Purchase Plan (2)

10.11+	Executive Severance and Change in Control Plan (as amended February 25, 2016 (16)

10.12+	Employment Offer Letter dated April 3, 2013 by and between the Registrant and Robert J. Gould, Ph.D. (2)

10.13+	Employment Offer Letter dated April 3, 2013 by and between the Registrant and Robert A. Copeland, Ph.D. (2)

10.14+	Employment Offer Letter dated September 8, 2014 by and between the Registrant and Peter T.C. Ho, M.D., Ph.D. (10)

10.15+	Employment Offer Letter dated January 28, 2015 by and between the Registrant and Andrew E. Singer (11)

10.16+	Employment Offer Letter dated between the Registrant and Robert Bazemore, dated August 5, 2015 (14)

10.17+	Employment Offer Letter between the Company and Matthew E. Ros, dated April 15, 2016 (18)

10.18+	Employment Offer Letter between the Company and Susan Graf, dated April 25, 2016 (21)

10.19	Form of Director and Officer Indemnification Agreement (2)

10.20†	Collaboration and License Agreement dated as of April 1, 2011 by and between the Registrant and Eisai Co., Ltd. (3)

10.21†	License and Collaboration Agreement dated as of April 2, 2012 by and between the Registrant and Celgene International Sàrl and Celgene Corporation (3)

10.22†	Companion Diagnostics Agreement dated as of December 18, 2012 between the Registrant and Eisai Co., Ltd. on the one side and Roche Molecular Systems, Inc. on the other side (3)

10.23†	First Amendment to the Companion Diagnostics Agreement dated October 23, 2013 between the Registrant and Eisai Co. Ltd. On the one side and Roche Molecular Systems, Inc. on the other side (6)

Exhibit Number	Description of Exhibit

10.24☐	Second Amendment to the Companion Diagnostics Agreement dated November 16, 2015 between the Registrant and Eisai Co. Ltd. on the one side and Roche Molecular Systems, Inc. on the other side (16)

10.25	Letter Agreement by and between the Registrant and Eisai Co., Ltd. dated as of December 21, 2012 relating to Companion Diagnostics Agreement (4)

10.26	Amended and Restated Letter Agreement dated as of March 12, 2015 by and between the Registrant and Eisai Co., Ltd. relating to the Companion Diagnostics Agreement (13)

10.27†	Amended and Restated Collaboration and License Agreement dated as of March 12, 2015, by and between the Registrant and Eisai Co. Ltd. (13)

10.28	Lease Agreement dated as of June 15, 2012 between the Registrant and ARE-TECH Square, LLC (4)

10.29	Non-Employee Director Compensation Program (19)

10.30	Amendment to Lease Agreement dated as of September 30, 2013 between the Registrant and ARE-TECH Square, LLC (5)

10.31	Second Amendment to Lease Agreement dated as of May 18, 2016 between the Registrant and ARE-TECH Square, LLC (20)

10.32†	Amended and Restated Collaboration and License Agreement dated as of July 8, 2015 by and between the Registrant and Celgene Corporation and Celgene RIVOT Ltd. (15)

10.33†	Collaboration and License Agreement dated as of January 8, 2011 by and between the Registrant and Glaxo Group Limited (3)

10.34†	Amendment to Collaboration and License Agreement dated as of July 23, 2013 by and between the Registrant and Glaxo Group Limited (7)

10.35†	Amendment to Collaboration and License Agreement dated as of February 24, 2014 by and between the Registrant and Glaxo Group Limited (8)

10.36†	Amendment to Collaboration and License Agreement dated as of March 18, 2014 by and between the Registrant and Glaxo Group Limited (8)

10.37†	Amendment to Collaboration and License Agreement dated as of April 17, 2014 by and between the Registrant and Glaxo Group Limited (9)

10.38†	Amendment to Collaboration and License Agreement dated as of October 1, 2014 by and between the Registrant and Glaxo Group Limited (12)

10.39	Consulting Agreement dated August 5, 2015 by and between the Registrant and Robert J. Gould, Ph.D. (14)

10.40	Sales Agreement dated as of April 15, 2016, by and between the Company and Cowen and Company, LLC (17)

21.1	Subsidiaries of the Registrant (4)

23.1	Consent of Ernst & Young LLP (21)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (21)

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (21)

Exhibit Number	Description of Exhibit

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by Robert B. Bazemore, President and Chief Executive Officer of the Company, and Andrew E. Singer, Executive Vice President of Finance and Administration, Chief Financial Officer and Treasurer of the Company. (21)

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

+	Management compensatory agreement.
†	Confidential treatment has been granted as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.
☐	Confidential treatment requested as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.
(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-35945) filed with the Securities and Exchange Commission on June 7, 2013.
(2)	Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-187892) filed with the Securities and Exchange Commission on April 26, 2013.
(3)	Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-187982) filed with the Securities and Exchange Commission on May 13, 2013.
(4)	Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-187982) filed with the Securities and Exchange Commission on April 18, 2013.
(5)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on October 23, 2013.
(6)	Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-193569) filed with the Securities and Exchange Commission on January 27, 2014.
(7)	Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-193569) filed with the Securities and Exchange Commission on January 28, 2014.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-35945) filed with the Securities and Exchange Commission on April 22, 2014.
(9)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 14, 2014.
(10)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 6, 2014.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-35945) filed with the Securities and Exchange Commission on February 3, 2015.
(12)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2015.
(13)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-35945) filed with the Securities and Exchange Commission on March 16, 2015.
(14)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-35945) filed with the Securities and Exchange Commission on August 1, 2015.
(15)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on November 9, 2015.

(16)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 9, 2016.
(17)	Incorporated by reference to the Registration Statement on Form S-3 (File No. 333-210774) filed with the Securities and Exchange Commission on April 15, 2016.
(18)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-35945) filed with the Securities and Exchange Commission on May 6, 2016.
(19)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 9, 2016.
(20)	Incorporated by reference to the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2016.
(21)	Filed with this Annual Report on Form 10-K.

EPIZYME, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Epizyme, Inc.

We have audited the accompanying consolidated balance sheets of Epizyme, Inc. (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Epizyme, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Boston, Massachusetts

March 13, 2017

EPIZYME, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except per share data)

	December 31, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$77,895	$208,323
Marketable securities	164,297	—
Accounts receivable	23	262
Prepaid expenses and other current assets	6,457	4,478

Total current assets	248,672	213,063
Property and equipment, net	3,124	4,089
Restricted cash and other assets	645	751

Total Assets	$252,441	$217,903

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,994	$4,653
Accrued expenses	16,007	11,335
Current portion of capital lease obligation	620	561
Current portion of deferred revenue	—	1,900

Total current liabilities	21,621	18,449
Capital lease obligation, net of current portion	110	730
Deferred revenue, net of current portion	28,809	28,809
Other long-term liabilities	201	383
Commitments and contingencies (Note 7)
Stockholders’ Equity:
Common stock, $0.0001 par value; 125,000 shares authorized; 58,050 shares and 41,786 shares issued and outstanding, respectively	6	4
Additional paid-in capital	555,473	412,989
Accumulated other comprehensive loss	(106)	—
Accumulated deficit	(353,673)	(243,461)

Total stockholders’ equity	201,700	169,532

Total Liabilities and Stockholders’ Equity	$252,441	$217,903

See notes to consolidated financial statements.

EPIZYME, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Amounts in thousands except per share data)

	Year Ended December 31,
	2016	2015	2014
Collaboration revenue	$8,007	$2,560	$41,411
Operating expenses:
Research and development	91,461	111,209	75,595
General and administrative	28,372	23,900	20,866

Total operating expenses	119,833	135,109	96,461

Operating loss	(111,826)	(132,549)	(55,050)
Other income, net:
Interest income, net	1,531	94	95
Other income, net	83	79	59

Other income, net	1,614	173	154

Loss before income taxes	(110,212)	(132,376)	(54,896)
Income tax expense	—	—	109

Net loss	$(110,212)	$(132,376)	$(55,005)

Other Comprehensive loss:
Unrealized loss on available for sale securities	(106)	—	—

Comprehensive loss	$(110,318)	$(132,376)	$(55,005)

Loss per share allocable to common stockholders:
Basic	$(1.93)	$(3.32)	$(1.67)
Diluted	$(1.93)	$(3.32)	$(1.67)
Weighted average shares outstanding:
Basic	57,126	39,839	33,027
Diluted	57,126	39,839	33,027

See notes to consolidated financial statements.

EPIZYME, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(110,212)	$(132,376)	$(55,005)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	—	40,000	—
Depreciation and amortization	1,589	1,419	742
Stock-based compensation	10,568	9,849	6,864
Amortization of discount on investments	(51)	—	—
Loss on disposal of property and equipment	—	27	2
Changes in operating assets and liabilities:
Accounts receivable	239	1,813	31,592
Prepaid expenses and other current assets	(1,542)	(1,638)	(419)
Accounts payable	341	(3,647)	3,611
Accrued expenses	4,673	4,292	411
Deferred revenue	(1,900)	7,558	(23,721)
Restricted cash and other assets	106	(178)	606
Other long-term liabilities	(182)	(44)	(46)

Net cash used in operating activities	(96,371)	(72,925)	(35,363)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	(229,887)	—	—
Proceeds from sales/maturities of available for sale securities	65,097	—	—
Acquisition of in-process research and development	—	(40,000)	—
Purchases of property and equipment	(624)	(183)	(2,216)

Net cash used in investing activities	(165,414)	(40,183)	(2,216)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from public offering of common stock, net of commissions	130,438	130,712	101,283
Payment of common stock offering costs	(483)	(367)	(649)
Proceeds from reimbursement of common stock offering costs	—	—	269
Payment under capital lease obligation	(561)	(441)	—
Proceeds from stock options exercised	1,589	996	2,736
Issuance of shares under employee stock purchase plan	374	436	454
Excess tax benefit from stock option plan	—	—	17

Net cash provided by financing activities	131,357	131,336	104,110

Net (decrease) increase in cash and cash equivalents	(130,428)	18,228	66,531
Cash and cash equivalents, beginning of period	208,323	190,095	123,564

Cash and cash equivalents, end of period	$77,895	$208,323	$190,095

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Equipment acquired under capital lease	—	1,732	—
Cash paid for income taxes	—	—	963

See notes to consolidated financial statements.

EPIZYME, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands except share data)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2013	28,494,447	$3	$—	$160,390	$(56,080)	$—	$104,313
Issuance of common stock (net of commissions and offering costs of $380)	3,673,901	—	—	100,903	—	—	100,903
Exercise of stock options	2,239,643	—	—	2,736	—	—	2,736
Stock-based compensation	—	—	—	6,864	—	—	6,864
Excess tax benefit from stock option plan	—	—	—	17	—	—	17
Issuance of shares under employee stock purchase plan	18,021	—	—	454	—	—	454
Net loss	—	—	—	—	(55,005)	—	(55,005)

Balance at December 31, 2014	34,426,012	$3	$—	$271,364	$(111,085)	$—	$160,282
Issuance of common stock (net of commissions and offering costs of $367)	6,701,448	1	—	130,344	—	—	130,345
Exercise of stock options	634,760	—	—	996	—	—	996
Stock-based compensation	—	—	—	9,849	—	—	9,849
Issuance of shares under employee stock purchase plan	23,554	—	—	436	—	—	436
Net loss	—	—	—	—	(132,376)	—	(132,376)

Balance at December 31, 2015	41,785,774	$4	$—	$412,989	$(243,461)	$—	$169,532
Issuance of common stock (net of commissions and offering costs of $483)	15,420,220	2	—	129,953	—	—	129,955
Exercise of stock options	788,097	—	—	1,589	—	—	1,589
Stock-based compensation	—	—	—	10,568	—	—	10,568
Issuance of shares under employee stock purchase plan	56,189	—	—	374	—	—	374
Unrealized loss on available for sale securities	—	—	—	—	—	(106)	(106)
Net loss	—	—	—	—	(110,212)	—	(110,212)

Balance at December 31, 2016	58,050,280	$6	$—	$555,473	$(353,673)	$(106)	$201,700

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

The Company has additional programs in development, including pinometostat, a clinical program that is subject to a collaboration with Celgene Corporation and Celgene RIVOT Ltd., an affiliate of Celgene Corporation (“Celgene”) (refer to Note 9, Collaborations), three preclinical programs for small molecule HMT inhibitors that are subject to a collaboration with Celgene, one clinical and two preclinical programs for small molecule HMT inhibitors that are subject to a collaboration with Glaxo Group Limited, an affiliate of GlaxoSmithKline (“GSK”) (refer to Note 9, Collaborations), and multiple novel targets for which the Company retains worldwide global development and commercialization rights.

Through December 31, 2016, the Company has raised an aggregate of $728.7 million to fund its operations, of which $207.8 million was non-equity funding through its collaboration agreements, $444.9 million was from the sale of common stock in the Company’s public offerings and $76.0 million was from the sale of redeemable convertible preferred stock in private financings prior to the Company’s initial public offering in May 2013. As of December 31, 2016, the Company had $242.2 million in cash, cash equivalents and marketable securities.

The Company commenced active operations in early 2008. Since its inception, the Company has generated an accumulated deficit of $353.7 million through December 31, 2016 and will require substantial additional capital to fund its research and development. The Company is subject to risks common to companies in the biotechnology industry, including, but not limited to, risks of failure of clinical trials and preclinical studies, the need to obtain additional financing to fund the future development of tazemetostat and the rest of its pipeline, the need to obtain marketing approval for its product candidates, the need to successfully commercialize and gain market acceptance of its product candidates, dependence on key personnel, protection of proprietary technology, compliance with government regulations, development by competitors of technological innovations and ability to transition from pilot-scale manufacturing to large-scale production of products.

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

Marketable securities

The Company classifies marketable securities with a remaining maturity when purchased of greater than three months as available for sale. The Company considers all available for sale securities, including those with maturity dates beyond 12 months, as available to support current operational liquidity needs and therefore classifies all securities with maturity dates beyond 90 days at the date of purchase as current assets within the consolidated balance sheets. Available for sale securities are maintained by the Company’s investment managers and may consist of commercial paper, high-grade corporate notes, U.S. Treasury securities, U.S. government agency securities, and certificates of deposit. Available for sale securities are carried at fair value with the unrealized gains and losses included in other comprehensive income (loss) as a component of stockholders’ equity until realized. Any premium or discount arising at purchase is amortized and/or accreted to interest income and/or expense over the life of the instrument. Realized gains and losses are determined using the specific identification method and are included in other income (expense).

If any adjustment to fair value reflects a decline in value of the investment, the Company considers all available evidence to evaluate the extent to which the decline is “other-than-temporary” and, if so, mark the investment to market through a charge to the Company’s statement of operations and comprehensive loss.

The following table summarizes the available for sale securities held at December 31, 2016 (in thousands):

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$68,407	$—	$(32)	$68,375
Corporate notes	70,489	—	(81)	70,408
U.S. Treasuries	25,507	7	—	25,514

Total	$164,403	$7	$(113)	$164,297

The Company did not hold any available for sale securities prior to the second quarter of 2016. Certain short-term debt securities with original maturities of less than 90 days are included in cash and cash equivalents within the consolidated balance sheets and are not included in the tables above.

The amortized cost of available for sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. At December 31, 2016, the balance in the Company’s accumulated other comprehensive loss was composed solely of activity related to the Company’s available for sale marketable securities. There was less than $0.1 million of realized losses recognized on the sale of available for sale securities during the year ended December 31, 2016.

The aggregate fair value of available for sale securities held by the Company in an unrealized loss position for less than twelve months as of December 31, 2016 was $128.8 million. The aggregate unrealized loss for those securities in an unrealized loss position for less than twelve months as of December 31, 2016 was $0.1 million. The Company determined that there was no material change in the credit risk of any of its investments. As a result, the Company determined it did not hold any investments with any other-than-temporary impairment as of December 31, 2016. The weighted average maturity of the Company’s portfolio was approximately three months at December 31, 2016.

Fair Value Measurements

The Financial Accounting Standards Board (“FASB”) Codification Topic 820, Fair Value Measurements and Disclosures, requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. GAAP also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company’s financial instruments as of December 31, 2016 consisted primarily of cash and cash equivalents, marketable securities and accounts receivable and accounts payable. The Company’s financial instruments as of December 31, 2015 consisted primarily of cash and cash equivalents, accounts receivable and accounts payable. As of December 31, 2016 and December 31, 2015, the Company’s financial assets recognized at fair value consisted of the following:

	Fair Value as of December 31, 2016
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents	$62,854	$59,862	$2,992	$—
Marketable securities:
Commercial paper	68,375	—	68,375	—
Corporate notes	70,408	—	70,408	—
U.S. government agency securities and treasuries	25,514	—	25,514	—

Total	$227,151	$59,862	$167,289	$—

	Fair Value as of December 31, 2015
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents	$197,023	$197,023	$—	$—

Total	$197,023	$197,023	$—	$—

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

Going Concern

The Company adopted the requirements of FASB Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern, on December 31, 2016. At each reporting period, the Company evaluates whether there are conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements in both its Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K are issued. The Company is required to make certain additional disclosures if it concludes substantial doubt exists and it is not alleviated by the Company’s plans or when its plans alleviate substantial doubt about the Company’s ability to continue as a going concern.

The Company’s evaluation entails analyzing prospective operating budgets and forecasts for expectations of the Company’s cash needs, and comparing those needs to the current cash, cash equivalent and marketable security balances. After considering the Company’s current research and development plans and the timing expectations related to the progress of its programs, and after considering its existing cash, cash equivalents and marketable securities as of December 31, 2016, the Company did not identify conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these financial statements were issued.

Accounts Receivable

Accounts receivable are amounts due from collaboration partners as a result of research and development services provided, reimbursements under equally co-funded global development arrangements or milestones achieved but not yet paid. The Company considered the need for an allowance for doubtful accounts and has concluded that no allowance was needed as of December 31, 2016 or 2015, as the estimated risk of loss on its accounts receivable was determined to be minimal.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk include cash, cash equivalents, marketable securities and accounts receivable. The Company attempts to minimize the risks related to cash, cash equivalents and marketable securities by working with highly rated financial institutions that invest in a broad and diverse range of financial instruments as defined by the Company. The Company has established guidelines relative to credit ratings and maturities intended to safeguard principal balances and maintain liquidity. The Company maintains its funds in accordance with its investment policy, which defines allowable investments, specifies credit quality standards and is designed to limit the Company’s credit exposure to any single issuer.

Accounts receivable represent amounts due from collaboration partners. The Company monitors economic conditions to identify facts or circumstances that may indicate that any of its accounts receivable are at risk of collection.

Acquired In-Process Research and Development

The Company records upfront payments that relate to the acquisition of a development-stage product candidate as research and development expense in the period in which they are incurred, provided that the acquired development-stage product candidate did not also include processes or activities that would constitute a business, the product candidate has not achieved regulatory approval for marketing and, absent obtaining such approval, has no alternative future use. In the first quarter of 2015, the Company accounted for the upfront payment paid to Eisai Co., Ltd. (“Eisai”) in connection with the amended and restated collaboration and license agreement, pursuant to which the Company reacquired the worldwide rights, excluding Japan, to tazemetostat, as in-process research and development expense.

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

Evaluation of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset or asset group and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the asset or asset group, the assets are written down to their estimated fair values. No such impairments were recorded during 2016, 2015 or 2014.

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

The Company assesses its income tax positions and records tax benefits for all years subject to examination based upon management’s evaluation of the facts, circumstances and information available as of the reporting date. For those tax positions where it is more likely than not that a tax benefit will be sustained, the Company records the largest amount of tax benefit with a greater than 50.0% likelihood of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. For those income tax positions where it is not more likely than not that a tax benefit will be sustained, the Company does not recognize a tax benefit in the financial statements. The Company records interest and penalties related to uncertain tax positions, if applicable, as a component of income tax expense. Refer to Note 6, Income Taxes, for additional information regarding the Company’s income taxes.

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

External research and development expenses associated with the Company’s programs include clinical trial site costs, clinical manufacturing costs, costs incurred for consultants and other outside services, such as data management and statistical analysis support, and materials and supplies used in support of the clinical and preclinical programs. Internal costs of the Company’s clinical programs include salaries, stock-based compensation, and the portion of the Company’s facility costs allocated to research and development expense. When third-party service providers’ billing terms do not coincide with the Company’s period-end, the Company is required to make estimates of its obligations to those third parties, including clinical trial and pharmaceutical development costs, contractual services costs and costs for supply of its drug candidates incurred in a given accounting period and record accruals at the end of the period. The Company bases its estimates on its knowledge of the research and development programs, services performed for the period, past history for related activities and the expected duration of the third-party service contract, where applicable.

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

Segment Information

The Company operates as one reportable business segment: the discovery and development of novel epigenetic therapies for patients with cancer and other diseases.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue From Contracts With Customers. ASU 2014-09 amends Accounting Standards Codification (“ASC”) 605, Revenue Recognition, by outlining a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. In addition, the FASB recently issued ASUs 2016-10 and 2016-12, which provide clarifying amendments to ASU 2014-09. ASU 2014-09 and its related amendments will be effective for the Company for interim and annual periods beginning after December 15, 2017, with early adoption permitted for periods beginning after December 15, 2016. The Company expects to adopt ASU 2014-09, as amended, effective January 1, 2018. The Company plans on utilizing the modified prospective approach to implementing this standard and is in the process of evaluating its collaboration agreements with Celgene, GSK and Eisai (as it relates to the receipt of royalties on the sale of any EZH2 product in Japan) to determine the impact the adoption of these ASUs may have on its consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The standard will revise accounting for share-based compensation arrangements, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. Under this guidance, a company recognizes all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement when the awards vest or are settled. The amendments also remove the requirement to delay the recognition of an excess tax benefit until it reduces current taxes payable. In addition, cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from other income tax cash flows. The standard also allows the Company to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity on the cash flows statement, and provides an accounting policy election to account for forfeitures as they occur. ASU 2016-09 is effective for public companies for annual reporting periods beginning after December 15, 2016, including interim periods within those annual reporting periods with all adjustments to be reflected as of the beginning of the fiscal year of adoption; however, early adoption is permitted. The Company has evaluated the impact of ASU 2016-09 and expects that when it adopts this standard for the annual reporting period beginning January 1, 2017, it will recognize previously unrecognized excess tax benefits using the modified retrospective transition method, which the Company expects will result in a cumulative increase of approximately $23.0 million to $27.0 million to deferred tax assets and the valuation allowance. The Company does not expect the implementation of the standard to materially impact its future stock-based compensation expense.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (“Topic 230”). The new standard clarifies certain aspects of the statement of cash flows, including the classification of contingent consideration payments made after a business combination, the clarification of restricted cash, and several clarifications not currently applicable to the Company. The new standard also clarifies that an entity should determine each separately identifiable source or use within the cash receipts and cash payments on the basis of the nature of the underlying cash flows. In situations in which cash receipts and payments have aspects of more than one class of cash flows and cannot be separated by source or use, the appropriate classification should depend on the activity that is likely to be the predominant source or use of cash flows for the item. The new standard will be effective for the Company on January 1, 2018. The adoption of this standard is not expected to have a material impact on the Company’s consolidated statements of cash flows.

In November 2016, the FASB issued ASU 2016-18, Restricted Cash, or ASU 2016-18. The amendments in ASU 2016-18 require an entity to reconcile and explain the period-over-period change in total cash, cash equivalents and restricted cash within its statements of cash flows. ASU 2018-18 is effective for fiscal years, and interim periods within, beginning after December 15, 2017. Early adoption is permitted. A reporting entity must apply the amendments in ASU 2016-18 using a full retrospective approach. The Company is currently evaluating the impact the adoption of the ASU will have on its consolidated financial statements.

3. Property and Equipment, net

Property and equipment, net consists of the following:

	December 31,
	2016	2015
	(In thousands)
Laboratory equipment	$3,691	$3,468
Computer and office equipment, furniture (1)	4,495	4,848
Leasehold improvements	464	473

Property and equipment	8,650	8,789
Less: accumulated depreciation and amortization	(5,526)	(4,700)

Property and equipment, net	$3,124	$4,089

(1)	In 2015, the Company acquired $1.7 million of computer hardware and equipment, pursuant to a capital lease, the term of which expires in February 2018. Accumulated depreciation related to these assets totaled $1.1 million and $0.5 million as of December 31, 2016 and 2015, respectively.

Depreciation and amortization expense was $1.6 million, $1.4 million and $0.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31,
	2016	2015
	(In thousands)
Prepaid clinical and manufacturing costs	$3,666	$2,400
Interest receivable on available for sale securities	295	—
Other prepaid expenses and other receivables	2,496	2,078

Total prepaid expenses and other current assets	$6,457	$4,478

5. Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2016	2015
	(In thousands)
Employee compensation and benefits	$4,100	$3,314
Research and development expenses	10,925	6,518
Professional services and other	982	1,503

Accrued expenses	$16,007	$11,335

6. Income Taxes

The Company’s losses before income taxes consist solely of domestic losses. The Company did not have income tax expense for the years ended December 31, 2016 and 2015. Income tax expense for the year ended December 31, 2014 reflects adjustments identified in 2014 related to the year ended December 31, 2013 in the course of preparing the 2013 income tax returns. The Company had no deferred income tax expense for the years ended December 31, 2016, 2015 or 2014.

A reconciliation of the federal statutory income tax rate and the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2016	2015	2014
Federal statutory income tax rate	34.0%	34.0%	34.0%
State income taxes	4.5	5.2	4.9
Research and development and other tax credits	3.3	1.8	13.6
Permanent items	(1.9)	(1.2)	(5.2)
Change in valuation allowance	(40.1)	(40.0)	(44.3)
Return-to-provision adjustments	—	—	(3.1)
Change in deferred taxes	0.2	0.2	—
Other	0.0	—	(0.1)

Effective income tax rate	0.0%	0.0%	(0.2)%

Deferred Tax Assets (Liabilities)

The Company’s deferred tax assets (liabilities) consist of the following:

	December 31,
	2016	2015
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$94,390	$57,005
Research and development and other credit carryforwards	18,055	14,112
Capitalized start-up costs	1,899	2,111
Capitalized research and development costs	154	258
Deferred revenue	11,231	8,475
Accruals and allowances	1,435	1,233
Eisai license payment	14,035	15,155
Other	5,607	4,275

Gross deferred tax assets	146,806	102,624
Deferred tax asset valuation allowance	(146,548)	(102,370)

Total deferred tax assets	258	254

Deferred tax liabilities:
Depreciation and other	(258)	(254)

Total deferred tax liabilities	(258)	(254)

Net deferred tax asset (liability)	$—	$—

The Company evaluated the expected recoverability of its net deferred tax assets as of December 31, 2016 and 2015 and determined that there was insufficient positive evidence to support the recoverability of these net deferred tax assets, concluding it is more likely than not that its net deferred tax assets would not be realized in the future; therefore, the Company has provided a full valuation allowance against its net deferred tax asset balance as of December 31, 2016 and 2015. The valuation allowance increased by $44.2 million in 2016 compared to 2015.

As of December 31, 2016, the Company had operating loss carryforwards of approximately $305.6 million and $302.5 million available to offset future taxable income for United States federal and state income tax purposes, respectively. The U.S. federal tax operating loss carryforwards expire commencing in 2029. The state tax operating loss carryforwards expire commencing in 2030. Additionally, as of December 31, 2016 the Company had research and development tax credit carryforwards of approximately $5.2 million and $1.9 million available to be used as a reduction of federal income taxes and state income taxes, respectively, which expire at various dates from 2024 through 2036, as well as federal orphan drug tax credit carryforwards of $11.6 million, which would expire at various dates from 2033 through 2036, and a $0.4 million federal alternative minimum tax credit carryforward, which comprises approximately $0.4 million related to excess tax benefits that have been included in the gross deferred tax asset reflected for research and development and other credit carryforwards. This amount will be recorded as an increase to additional paid-in capital on the consolidated balance sheet when the excess benefits are realized. The Company’s ability to use its operating loss carryforwards and tax credits to offset future taxable income is subject to restrictions under Section 382 of the U.S. Internal Revenue Code (the “Internal Revenue Code”). These restrictions may limit the future use of the operating loss carryforwards and tax credits if certain ownership changes described in the Internal Revenue Code occur. Future changes in stock ownership may occur that would create further limitations on the Company’s use of the operating loss carryforwards and tax credits. In such a situation, the Company may be required to pay income taxes, even though significant operating loss carryforwards and tax credits exist.

Uncertain Tax Positions

The following is a rollforward of the Company’s unrecognized tax benefits:

	December 31,
	2016	2015
	(In thousands)
Unrecognized tax benefits - as of beginning of year	$3,480	$3,062
Gross increases - tax positions of prior periods	—	(43)
Gross increases - current period tax positions	726	461

Unrecognized tax benefits - as of end of year	$4,206	$3,480

None of the Company’s unrecognized tax benefits would result in income tax expense or impact the Company’s effective tax rate if recognized. The Company had no accrued tax-related interest or penalties as of December 31, 2016 or 2015.

The Company files income tax returns in the U.S. federal tax jurisdiction and Massachusetts, North Carolina and Colorado state tax jurisdictions. Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available.

7. Commitments and Contingencies

Commitments

The Company leases office and laboratory space at Technology Square in Cambridge, Massachusetts under an operating lease agreement with a term through May 31, 2018, with an option to extend the term of the lease for an additional five-year period at the then-current market rent, as defined in the lease. The lease extension notice date is August 31, 2017. An extension fee of $0.2 million will be due and payable on November 30, 2017 if the Company has not (i) exercised its five-year option to renew the headquarter lease or (ii) signed a lease with its existing landlord for a new location with increased square footage.

The Company has a $0.5 million letter of credit as a security deposit for this lease and has recorded cash held to secure this letter of credit as restricted cash in restricted cash and other assets on the consolidated balance sheet. The Company recognizes rent expense, inclusive of escalation charges, on a straight-line basis over the initial term of the lease agreement.

In addition, the Company has a capital lease related to computer hardware equipment, an operating lease for storage space in Colorado and an operating lease for office space in North Carolina.

Rent expense was $2.8 million, $2.7 million and $2.5 million for the years ended December 31, 2016, 2015, and 2014, respectively.

The Company’s contractual commitments under these leases, excluding common area maintenance charges and real estate taxes, as of December 31, 2016 are as follows:

	Total	2017	2018	2019
	(In thousands)
Operating leases	$4,100	$2,898	$1,202	$—
Capital lease, including amounts representing interest	776	665	111	—

Total commitments	$4,876	$3,563	$1,313	$—

In addition to commitments under leasing arrangements, as of December 31, 2016 the Company has committed to $12.0 million of remaining development costs payable to Roche Molecular, expected to be paid through 2019 upon certain development and regulatory milestones, under an amended companion diagnostic agreement. In addition, the contractual commitments table above does not include potential future milestones or royalties that the Company may be required to make under license and collaboration agreements, including potential future milestones or royalties payable to Eisai under the amended collaboration and license agreement, due to the uncertainty of the occurrence of the events requiring payment under these agreements. Refer to Note 9, Collaborations.

Additionally, the Company enters into contracts in the normal course of business with clinical research organizations for clinical and preclinical research studies, external manufacturers for product for use in clinical trials, and other research supplies and other services as part of the Company’s operations. These contracts generally provide for termination on notice, and therefore are cancelable contracts and not included in the contractual commitments table above.

Contingencies

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

In January 2016, the Company issued an additional 15,333,334 shares of common stock in connection with a public offering. The issuance of these shares contributed to a significant increase in the Company’s shares outstanding as of December 31, 2016 and in the weighted average shares outstanding for the year ended December 31, 2016 when compared to the comparable prior year periods. During the year ended December 31, 2016, the Company also sold 23,581 shares of Common Stock under an “at the market” program (“ATM Facility”) with Cowen and Company, LLC (“Cowen”) acting as sales agent during the year ended December 31, 2016. Cowen was compensated at a fixed commission rate of 3.0%. Transactions under the ATM Facility resulted in net proceeds of $0.3 million in the year ended December 31, 2016. The Company also incurred other issuance related costs of $0.1 million associated with the ATM Facility in the fourth quarter of 2016, which have been accounted for as an offset to additional paid in capital. Through March 10, 2017, including sales in the year ended December 31, 2016, the Company sold 155,834 shares of Common Stock under the sales agreement with Cowen, resulting in net proceeds of $1.9 million related to the ATM Facility. The Company terminated the sales agreement with Cowen, effective March 10, 2017.

As of December 31, 2016, a total of 6,952,359 shares of common stock were reserved for issuance upon (i) the exercise of outstanding stock options and vesting of restricted stock units and (ii) the issuance of stock awards under the Company’s 2013 Stock Incentive Plan and 2013 Employee Stock Purchase Plan.

9. Collaborations

Celgene

In April 2012, the Company entered into a collaboration and license agreement with Celgene. On July 8, 2015, the Company entered into an amendment and restatement of the collaboration and license agreement with Celgene.

Original Agreement Structure

Under the original agreement, the Company granted Celgene an exclusive license, for all countries other than the United States, to small molecule HMT inhibitors targeting the DOT1L HMT, including pinometostat, and an option, on a target-by-target basis, to exclusively license, for all countries other than the United States, rights to small molecule HMT inhibitors targeting any HMT targets, other than the EZH2 HMT, including tazemetostat, and targets covered by the Company’s collaboration and license agreement dated January 8, 2011 with GlaxoSmithKline (“GSK”). Under the original agreement, Celgene’s option was exercisable during an option period that would have expired on July 9, 2015.

Under the original agreement, the Company received a $65.0 million upfront payment and $25.0 million from the sale of its series C redeemable convertible preferred stock to an affiliate of Celgene, of which $3.0 million was considered a premium and included as collaboration arrangement consideration for a total upfront payment of $68.0 million. In addition, the Company has received a $25.0 million clinical development milestone payment and $7.0 million of global development co-funding through December 31, 2016. The Company was also eligible to receive $35.0 million in an additional clinical development milestone payment and up to $100.0 million in regulatory milestone payments related to DOT1L as well as up to $65.0 million in payments, including a combination of clinical development milestone payments and an option exercise fee for each available target to which Celgene had the right to exercise its option during an initial option period that would have ended in July 2015 (each a “selected target”), and up to $100.0 million in regulatory milestone payments for each selected target. As to DOT1L and each selected target, the Company retained all product rights in the United States and was eligible to receive royalties for each target at defined percentages ranging from the mid-single digits to the mid-teens on net product sales outside of the United States subject to reduction in specified circumstances.

The Company was obligated to conduct and solely fund research and development costs of the Phase 1 clinical trials for pinometostat. For all remaining DOT1L program development costs, Celgene and the Company were to equally co-fund global development and each party was to solely fund territory-specific development costs for its territory.

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

Under the amended and restated agreement, the Company received a $10.0 million upfront payment in exchange for the Company’s extension of Celgene’s option rights to the Option Targets and the Company’s research and development obligations. In addition, the Company is eligible to earn an aggregate of up to $75.0 million in development milestones and license payments, up to $365.0 million in regulatory milestone payments and up to $170.0 million in sales milestone payments related to the three Option Targets. The Company is also eligible to receive royalties on each of the Option Targets as specified in the amended and restated agreement. The Company is also eligible to earn $35.0 million in an additional clinical development milestone payment and up to $100.0 million in regulatory milestone payments related to DOT1L. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, the Company may not receive any additional milestone payments or royalty payments from Celgene. Due to the varying stages of development of each target, the Company is not able to determine the next milestone that might be earned, if any.

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

Accounting Considerations of the Amended and Restated Agreement

The Company determined that the amended and restated agreement represented a modification of the original agreement. Accordingly, the Company determined that the remaining deferred revenue of $21.6 million attributable to the original agreement should be combined with the $10.0 million upfront payment received from

Celgene upon execution of the amended and restated agreement. This combined amount, along with any development milestone-based license fees associated with those Option Targets where Celgene’s option rights are determined to be non-substantive, will be recognized on a prospective basis after (i) identifying the deliverables and units of accounting included in the amended and restated agreement, (ii) allocating the total arrangement fee among the units of accounting and (iii) determining the revenue recognition for each unit of accounting.

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

Due to the stage of development of each of the option programs and considering the expected timing of delivery for those deliverables associated with each Option Target, the Company does not expect to recognize revenue related to the Option Targets in 2017. The Company expects to recognize the allocated arrangement consideration as follows, subject to the limitation described in ASC 605-25-30-5:

•	Research and development services for DOT1L: The arrangement consideration allocated to the DOT1L program will be recognized as the research and development services are performed. The Company allocated $2.8 million to the remaining research services under the DOT1L program, and this amount was recognized through December 31, 2016, the period over which the related research services were provided.

•	Two Option Targets: The arrangement consideration allocated to these Option Targets of $70.2 million in the aggregate will be deferred until an IND filing. The Company does not expect to recognize any revenue related to the Option Targets during 2017.

•	Third Option Target: The licenses and the research services provided through completion of a Phase 1 trial represent a single combined unit of accounting. Therefore, because a license is the last delivered item in this unit of accounting, the Company will defer all consideration allocated to this unit of accounting, $33.6 million, until the delivery of the license upon completion of a Phase 1 clinical trial. The Company does not expect to recognize any revenue related to the Option Target during 2017.

•	If any of the programs are terminated in accordance with the amended and restated agreement, any remaining deferred revenue will be reallocated among the undelivered items based upon their relative selling prices.

Collaboration Revenue

Through December 31, 2016, in addition to amounts allocated to Celgene’s purchase of shares of the Company’s series C redeemable convertible preferred stock, the Company had recorded a total of $110.0 million in cash and accounts receivable under the Celgene agreement, as amended, including the $3.0 million implied premium on Celgene’s purchase of shares of the Company’s series C redeemable convertible preferred stock.

Through December 31, 2016, the Company has recognized $74.3 million of total collaboration revenue since the inception of the collaboration, including $1.9 million, $1.1 million and $9.6 million in the years ended December 31, 2016, 2015, and 2014, respectively. In addition, the Company has recognized $0.1 million, $1.1 million and $3.9 million of total global development co-funding as a reduction to research and development expense in the years ended December 31, 2016, 2015, and 2014, respectively. As of December 31, 2016 and December 31, 2015, the Company had deferred revenue of $28.8 million and $30.7 million, respectively, related to this agreement.

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

Agreement Structure

Under the agreement, the Company has recorded a $20.0 million upfront payment, a $3.0 million payment upon the execution of the March 2014 agreement amendment, $6.0 million of fixed research funding, $15.0 million of preclinical research and development milestone payments and $9.0 million for research and development services. In addition, in the third quarter of 2016, the Company recognized a $6.0 million clinical milestone following GSK’s initiation of patient dosing in a Phase 1 clinical trial of a PRMT5 inhibitor that was discovered by the Company and licensed to GSK. The Company is eligible to receive up to $18.0 million in additional preclinical research and development milestone payments, up to $103.0 million in clinical development milestone payments, up to $278.0 million in regulatory milestone payments and up to $218.0 million in sales-based milestone payments. In addition, GSK is required to pay the Company royalties, at percentages from the mid-single digits to the low double-digits, on a licensed product-by-licensed product basis, on worldwide net product sales, subject to reduction in specified circumstances. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, the Company may not receive any additional milestone payments or royalty payments from GSK. The next potential milestone that the Company might receive under this agreement would be a $10.0 million payment for the commencement of a good laboratory practices, or GLP, toxicity study by GSK for the second licensed target under the agreement. GSK became solely responsible for development and commercialization for each licensed target in the collaboration when the research term ended on January 8, 2015.

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

The significant deliverables of this multiple-element revenue arrangement were determined to be exclusive licenses to three targets and corresponding research services for each target. At the inception of the arrangement, the Company concluded that the licenses could not be used for their intended purpose without the highly specialized skills and know-how relating to HMT inhibitors that is only available from the Company. The Company therefore concluded that the target licenses lacked standalone value apart from the related research services due to the limited economic benefit that GSK would derive from the licenses if it did not obtain the Company’s research services and due to the lack of transferability of the exclusive licenses. The Company therefore accounted for these deliverables, on a license-by-license basis, as a combined unit of accounting. The Company concluded that the option to secure licenses for three targets was not substantive, as the Company was not at risk with regard to GSK exercising its option due to the size of the upfront payment and the research funding commitment. Since the option was not considered substantive, the Company considered the licenses to be deliverables at the inception of the agreement. While the Company concluded that there were three units of accounting, each consisting of a license to a target and the research and development services related to that target, because the targets were at similar stages of development at the inception of the agreement, had equal probabilities of success and the research services in each unit of accounting were initially expected to be performed concurrently on a ratable basis over the research term, the Company allocated the arrangement consideration equally across the three targets. Accordingly, the $30.0 million of allocable arrangement consideration, consisting of the $20.0 million upfront payment, $4.0 million in milestone payments achieved during the selection term and the $6.0 million fixed research funding, was recognized as collaboration revenue, on a target-by-target basis, ratably from the conclusion of the selection term, in July 2012, through the end of the research term, or earlier if a target reaches development candidate selection, at which point GSK is solely responsible for development and commercialization. In December 2013, the Company and GSK agreed to the selection of a development candidate for one of the three targets under the agreement, earning the Company a $4.0 million milestone payment and reducing the period over which the Company was recognizing revenue for this target by nine months. Accordingly, the Company recognized the remaining deferred revenue related to this target during the first quarter of 2014. As to this target, GSK is solely responsible for subsequent development and commercialization.

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

Collaboration Revenue

Through December 31, 2016, the Company has earned a total of $59.0 million under the GSK agreement, which the Company recognized as collaboration revenue in the condensed consolidated statements of operations and comprehensive loss, including $6.0 million, $1.4 million and $25.5 million in the years ended December 31, 2016, 2015 and 2014, respectively. The Company did not have any deferred revenue related to this agreement as of December 31, 2016 or 2015 and any future revenues will relate to any milestone payments and royalties received under the agreement, if any

Eisai

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

Under the original agreement, Eisai was solely responsible for funding all research, development and commercialization costs for EZH2 compounds. Under the amended and restated agreement, the Company is solely responsible for funding global development, manufacturing and commercialization costs for EZH2 compounds outside of Japan, including the remaining development costs due under a Roche Molecular companion diagnostic agreement, and Eisai is solely responsible for funding Japan-specific development and commercialization costs for EZH2 compounds.

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

LYSA

In May 2016, the Company entered into a collaboration agreement with the Lymphoma Academic Research Organisation (“LYSARC”), for the first planned combination trial of tazemetostat. LYSARC is the operational arm of the Lymphoma Study Association (“LYSA”), a premier cooperative group in France dedicated to clinical and translational research for lymphoma. This Phase 1b/2 study is evaluating tazemetostat in combination with

R-CHOP, the standard of care front-line combination treatment for diffuse large B-cell lymphoma (DLBCL), as a front-line treatment in elderly, high-risk patients with DLBCL and is being sponsored by LYSARC. LYSA is managing the study operations for the trial, and the Company is recognizing its share of the related expenses as those costs are incurred over the duration of the trial.

Genentech

In June 2016, the Company entered into a collaboration agreement with Genentech Inc. (“Genentech”), a member of the Roche Group, to conduct a Phase 1b clinical trial to investigate the anti-cancer effects of the Company’s EZH2 inhibitor, tazemetostat, and Genentech’s anti-PD-L1 cancer immunotherapy, Tecentriq (atezolizumab), when used in combination. The trial is evaluating this combination regimen for the treatment of patients with relapsed or refractory DLBCL. Under the agreement, each company is supplying its respective anti-cancer agent to support the trial and sharing equally in the trial costs. Genentech is managing the study operations for the trial, and the Company is recognizing its share of the related expenses as those costs are incurred over the duration of the trial.

Companion Diagnostics

Roche Molecular. In December 2012, Eisai and the Company entered into an agreement with Roche Molecular under which Eisai and the Company engaged Roche Molecular to develop a companion diagnostic to identify patients who possess certain activating mutations of EZH2. In October 2013, this agreement was amended to include additional mutations in EZH2. The development costs due under the amended agreement with Roche Molecular were the responsibility of Eisai until the execution of the amended and restated collaboration and license agreement with Eisai in March 2015, at which time the Company assumed responsibility for the remaining development costs due under the agreement. In December 2015, the Company entered into the second amendment to the companion diagnostic agreement with Roche Molecular. As of December 31, 2016, the Company is responsible for the remaining development costs of $12.0 million due under the second amendment. The Company expects the remaining development costs under the second amendment to be incurred and paid through 2019.

Under the agreement with Roche Molecular, Roche Molecular is obligated to use commercially reasonable efforts to develop and to make commercially available the companion diagnostic. Roche Molecular has exclusive rights to commercialize the companion diagnostic.

The agreement with Roche Molecular will expire when the Company is no longer developing or commercializing tazemetostat. The Company may terminate the agreement by giving Roche Molecular 90 days’ written notice if the Company discontinues development and commercialization of tazemetostat or determines, in conjunction with Roche Molecular, that the companion diagnostic is not needed for use with tazemetostat. Either the Company or Roche Molecular may also terminate the agreement in the event of a material breach by the other party, in the event of material changes in circumstances that are contrary to key assumptions specified in the agreement or in the event of specified bankruptcy or similar circumstances. Under specified termination circumstances, Roche Molecular may become entitled to specified termination fees.

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

Stock-Based Compensation

Stock-based compensation expense is classified in the consolidated statements of operations and comprehensive loss as follows:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Research and development	$5,352	$5,155	$3,299
General and administrative	5,216	4,694	3,565

Total	$10,568	$9,849	$6,864

Stock Options

The Company uses the Black-Scholes option-pricing model to measure the fair value of stock option awards. Key assumptions used in this pricing model on the date of grant for options granted to employees are as follows:

	Year Ended December 31,
	2016	2015	2014
Risk-free interest rate	1.2%	1.6%	1.6%
Expected life of options	6.0 years	6.0 years	6.0 years
Expected volatility of underlying stock	78.5%	83.6%	92.1%
Expected dividend yield	0.0%	0.0%	0.0%

There were no stock option awards granted to non-employees in 2016, 2015 or 2014.

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

The following is a summary of stock option activity for the year ended December 31, 2016:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at December 31, 2015	3,100	$15.20
Granted	2,213	9.50
Exercised	(788)	2.02
Forfeited or expired	(466)	18.08

Outstanding at December 31, 2016	4,059	$14.32	8.4	$8,724

Exercisable at December 31, 2016	1,162	$18.39	6.9	$3,106

Vested and expected to vest	3,695	$14.53	8.3	$8,001

During the years ended December 31, 2016, 2015 and 2014, the Company granted stock options to purchase an aggregate of 2,212,668 shares, 1,289,755 shares and 876,385 shares, respectively, at weighted average grant date fair values per option share of $6.42, $14.57 and $21.73, respectively. The total grant date fair value of options that vested during the years ended December 31, 2016, 2015 and 2014 was $12.0 million, $9.3 million and $4.9 million, respectively. The aggregate intrinsic value of stock options exercised was $7.1 million in 2016, $11.9 million in 2015 and $59.4 million in 2014.

As of December 31, 2016, there was $19.2 million of unrecognized stock-based compensation related to stock options that are expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 2.8 years.

Restricted Stock

The following is a summary of restricted stock unit activity for the year ended December 31, 2016:

	Number of Units	Weighted Average Grant Date Fair Value per Unit
	(In thousands)
Outstanding at December 31, 2015	37	$18.49
Granted	81	9.29
Vested	(54)	12.20

Outstanding at December 31, 2016	64	$12.20

In February 2016, the Company granted 80,732 restricted stock units with a grant date fair value of $9.29 per unit, in accordance with the Company’s chief financial officer’s employment agreement. One quarter of these restricted stock units vested on February 9, 2016 and the remaining three quarters are vesting on a straight line basis over 36 months. As of December 31, 2016 there was $0.8 million of unrecognized compensation cost related to restricted stock units that are expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 2.1 years. The intrinsic value of restricted stock that vested during the years ended December 31, 2016, 2015 and 2014 was $0.5 million, $0.0 million and $0.1 million, respectively.

401(k) Savings Plan

The Company has a defined contribution 401(k) savings plan (the “401(k) Plan”). The 401(k) Plan covers substantially all employees, and allows participants to defer a portion of their annual compensation on a pretax basis. Company contributions to the 401(k) Plan may be made at the discretion of the board of directors. During the year ended December 31, 2014, the Company implemented a matching contribution to the 401(k) Plan, matching 50% of an employee’s contribution up to a maximum of 3% of the participant’s compensation. Company contributions to the 401(k) plan totaled $0.4 million, $0.4 million and $0.2 million in the years ended December 31, 2016, 2015 and 2014, respectively.

11. Loss per Share

As described in Note 2, Summary of Significant Accounting Policies, the Company computes basic and diluted earnings (loss) per share using a methodology that gives effect to the impact of outstanding participating securities (the “two-class method”). The two-class method was not applied for the years ended December 31, 2016, 2015 and 2014 due to the net loss recognized in each of those periods.

Basic and diluted loss per share allocable to common stockholders are computed as follows:

	Year Ended December 31,
	2016	2015	2014
	(In thousands except per share data)
Net loss	$(110,212)	$(132,376)	$(55,005)
Weighted average shares outstanding	57,126	39,839	33,027

Basic and diluted loss per share allocable to common stockholders	$(1.93)	$(3.32)	$(1.67)

The following common stock equivalents were excluded from the calculation of diluted loss per share allocable to common stockholders because their inclusion would have been antidilutive:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Stock options	4,059	3,100	2,960
Unvested restricted stock	64	37	—
Shares issuable under employee stock purchase plan	46	8	6

	4,169	3,145	2,966

12. Related Party Transactions

In connection with its entry into the collaboration agreement with Celgene, on April 2, 2012, the Company sold Celgene 9,803,922 shares of its Series C Preferred Stock. Refer to Note 9, Collaborations, for additional information regarding this collaboration agreement. In the second quarter of 2013, in connection with the Company’s IPO, Celgene made an additional investment in the Company, acquiring an additional 66,666 shares of the Company’s common stock. Additionally, as a result of the IPO, Celgene’s shares of Series C Preferred Stock automatically converted to common stock of the Company at a one-for-three ratio, collectively resulting in Celgene owning 3,334,640 shares of the Company’s common stock as of December 31, 2013. In the first quarter of 2014, in connection with the Company’s public offering of common stock, Celgene made an additional investment in the Company, acquiring an additional 340,000 shares of the Company’s common stock. As of December 31, 2016, Celgene’s ownership percentage represented 6.3% of the Company’s outstanding common stock.

Under the Celgene collaboration agreement, the Company recognized $1.9 million, $1.1 million and $9.6 million of collaboration revenue in the years ended December 31, 2016, 2015 and 2014, respectively, and as of

December 31, 2016 and 2015, had recorded $28.8 million and $30.7 million of deferred revenue related to the Celgene collaboration arrangement, respectively. Additionally, in the years ended December 31, 2016, 2015 and 2014, the Company recorded $0.1 million, $1.1 million and $3.9 million, respectively, in global development co-funding from Celgene. As of December 31, 2016 and 2015, the Company had accounts receivable of less than $0.1 million and $0.1 million, respectively, related to this collaboration arrangement.

13. Unaudited Quarterly Results

The results of operations on a quarterly basis for the years ended December 31, 2016 and 2015 are set forth below:

	Quarter Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
	(In thousands, except per share data)
Collaboration revenue	$472	$473	$6,584	$478
Operating expenses:
Research and development	17,740	21,450	23,888	28,383
General and administrative	5,846	7,424	7,522	7,580

Total operating expenses	23,586	28,874	31,410	35,963

Operating loss	(23,114)	(28,401)	(24,826)	(35,485)
Other income, net	235	420	490	469

Net loss	$(22,879)	$(27,981)	$(24,336)	$(35,016)

Loss per share allocable to common stockholders:
Basic	$(0.41)	$(0.49)	$(0.42)	$(0.60)
Diluted	$(0.41)	$(0.49)	$(0.42)	$(0.60)
Weighted average shares outstanding:
Basic	55,149	57,352	57,970	58,016
Diluted	55,149	57,352	57,970	58,016

	Quarter Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
	(In thousands, except per share data)
Collaboration revenue	$911	$736	$358	$555
Operating expenses:
Research and development	57,051	20,551	16,788	16,819
General and administrative	5,237	5,970	6,676	6,017

Total operating expenses	62,288	26,521	23,464	22,836

Operating loss	(61,377)	(25,785)	(23,106)	(22,281)
Other income, net	51	26	41	55

Net loss	$(61,326)	$(25,759)	$(23,065)	$(22,226)

Loss per share allocable to common stockholders:
Basic	$(1.75)	$(0.63)	$(0.56)	$(0.53)
Diluted	$(1.75)	$(0.63)	$(0.56)	$(0.53)
Weighted average shares outstanding:
Basic	34,992	41,087	41,461	41,725
Diluted	34,992	41,087	41,461	41,725