Form 10-Q
period 2017-03-31
Epizyme, Inc.
filed 2017-05-08
CIK 1571498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act).  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as of May 1, 2017: 58,358,225 shares.

Epizyme® is a registered trademark of Epizyme in the United States and/or other countries. All other trademarks, service marks or other tradenames appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

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

Our management’s discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q, which have been prepared by us in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim periods and with Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. This discussion and analysis should be read in conjunction with these unaudited consolidated financial statements and the notes thereto as well as in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, or our Annual Report. The three months ended March 31, 2017 and 2016 are referred to as the first quarter of 2017 and 2016, respectively. Unless the context indicates otherwise, all references herein to our company include our wholly-owned subsidiary.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

EPIZYME, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands except per share data)

	March 31, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$64,381	$77,895
Marketable securities	146,774	164,297
Accounts receivable	8	23
Prepaid expenses and other current assets	8,825	6,457

Total current assets	219,988	248,672

Property and equipment, net	3,269	3,124
Restricted cash and other assets	649	645

Total Assets	$223,906	$252,441

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$7,345	$4,994
Accrued expenses	12,430	16,007
Current portion of capital lease obligation	580	620
Other current liabilities	125	—

Total current liabilities	20,480	21,621
Capital lease obligation, net of current portion	—	110
Deferred revenue, net of current portion	28,809	28,809
Other long-term liabilities	96	201
Commitments and contingencies
Stockholders’ Equity:
Common stock $0.0001 par value; 125,000 shares authorized; 58,350 shares and 58,050 shares issued and outstanding, respectively	6	6
Additional paid-in capital	560,919	555,473
Accumulated other comprehensive loss	(94)	(106)
Accumulated deficit	(386,310)	(353,673)

Total stockholders’ equity	174,521	201,700

Total Liabilities and Stockholders’ Equity	$223,906	$252,441

See notes to consolidated financial statements.

EPIZYME, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(Amounts in thousands except per share data)

	Three Months Ended March 31,
	2017	2016
Collaboration revenue	$—	$472

Operating expenses:
Research and development	24,695	17,740
General and administrative	8,269	5,846

Total operating expenses	32,964	23,586

Loss from operations	(32,964)	(23,114)

Other income, net:
Interest income, net	438	220
Other income, net	4	15

Other income, net	442	235

Net loss	$(32,522)	$(22,879)

Other comprehensive income:
Unrealized gain on available for sale securities	12	—

Comprehensive loss	$(32,510)	$(22,879)

Loss per share allocable to common stockholders:
Basic	$(0.56)	$(0.41)
Diluted	$(0.56)	$(0.41)

Weighted average shares outstanding:
Basic	58,219	55,149
Diluted	58,219	55,149

See notes to consolidated financial statements.

EPIZYME, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended, March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(32,522)	$(22,879)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	411	389
Stock-based compensation	2,757	2,373
Amortization of discount on investments	(18)	—
Changes in operating assets and liabilities:
Accounts receivable	15	86
Prepaid expenses and other current assets	(2,230)	(990)
Accounts payable	1,913	(2,417)
Accrued expenses	(3,577)	(1,607)
Deferred revenue	—	(472)
Restricted cash and other assets	(4)	117
Other liabilities	20	(46)

Net cash used in operating activities	(33,235)	(25,446)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	(40,785)	—
Maturities of available for sale securities	58,200	—
Purchases of property and equipment	(118)	(70)

Net cash provided by (used in) investing activities	17,297	(70)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment under capital lease obligation	(150)	(135)
Proceeds from public offering, net of commissions	1,587	130,067
Proceeds from stock options exercised	641	141
Issuance of shares under employee stock purchase plan	346	150
Payment of public offering costs	—	(374)

Net cash provided by financing activities	2,424	129,849

Net (decrease) increase in cash and cash equivalents	(13,514)	104,333
Cash and cash equivalents, beginning of period	77,895	208,323

Cash and cash equivalents, end of period	$64,381	$312,656

SUPPLEMENTAL CASH FLOW INFORMATION:
Purchases of property and equipment unpaid at period end	$438	$—

Unrealized gain on investments	$12	$—

Cumulative catch up related to the adoption of ASU 2016-09	$115	$—

See notes to consolidated financial statements.

EPIZYME, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Overview

Epizyme, Inc. (collectively referred to with its wholly owned, controlled subsidiary, Epizyme Securities Corporation, as “Epizyme” or the “Company”) is a clinical stage biopharmaceutical company that discovers, develops and plans to commercialize novel epigenetic therapies for patients with cancer and other diseases. The Company’s lead product candidate, tazemetostat, is a potent and selective inhibitor of EZH2, an enzyme that plays an important role in various cancers. The Company owns the global development and commercialization rights to tazemetostat outside of Japan. Eisai Co. Ltd (“Eisai”) holds the rights to develop and commercialize tazemetostat in Japan, and holds a limited right of first negotiation for the rest of Asia.

The Company has additional programs in development, including pinometostat, a clinical program that is subject to a collaboration with Celgene Corporation and Celgene RIVOT Ltd., an affiliate of Celgene Corporation (“Celgene”) (refer to Note 8, Collaborations), three preclinical programs for small molecule histone methyltransferase, or HMT, inhibitors that are subject to a collaboration with Celgene, one clinical and two preclinical programs for small molecule HMT inhibitors that are subject to a collaboration with Glaxo Group Limited, an affiliate of GlaxoSmithKline (“GSK”) (refer to Note 8, Collaborations), and multiple novel targets for which the Company retains worldwide global development and commercialization rights.

Through March 31, 2017, the Company has raised an aggregate of $730.3 million to fund its operations, of which $207.8 million was non-equity funding through its collaboration agreements, $446.5 million was from the sale of common stock in the Company’s public offerings, which includes $1.6 million during the three months ended March 31, 2017 and $76.0 million was from the sale of redeemable convertible preferred stock in private financings prior to the Company’s initial public offering in May 2013. As of March 31, 2017, the Company had $211.2 million in cash, cash equivalents, and marketable securities.

The Company commenced active operations in early 2008. Since its inception, the Company has generated an accumulated deficit of $386.3 million through March 31, 2017, and will require substantial additional capital to fund its research and development. The Company is subject to risks common to companies in the biotechnology industry, including, but not limited to, risks of failure of clinical trials and preclinical studies, the need to obtain additional financing to fund the future development of tazemetostat and the rest of its pipeline, the need to obtain marketing approval for its product candidates, the need to successfully commercialize and gain market acceptance of its product candidates, dependence on key personnel, protection of proprietary technology, compliance with government regulations, development by competitors of technological innovations and ability to transition from pilot-scale manufacturing to large-scale production of products.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (the “Annual Report”).

The unaudited condensed consolidated financial statements include the accounts of Epizyme, Inc. and its wholly owned, controlled subsidiary, Epizyme Securities Corporation. All intercompany transactions and balances of subsidiaries have been eliminated in consolidation. In the opinion of management, the information furnished reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair presentation of the results for the reported interim periods. The Company considers events or transactions that occur after the balance sheet date but before the consolidated financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The three months ended March 31, 2017 and 2016 are referred to as the first quarter of 2017 and 2016, respectively. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the three months ended March 31, 2017, as compared to the significant accounting policies disclosed in Note 2, Summary of Significant Accounting Policies, of the Company’s financial statements included in the Annual Report.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue From Contracts With Customers. ASU 2014-09 amends Accounting Standards Codification (“ASC”) 605, Revenue Recognition, by outlining a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. In addition, the FASB recently issued ASUs 2016-10 and 2016-12, which provide clarifying amendments to ASU 2014-09. ASU 2014-09 and its related amendments will be effective for the Company for interim and annual periods beginning after December 15, 2017. The Company expects to adopt ASU 2014-09, as amended, effective January 1, 2018. The Company plans on utilizing the modified prospective approach to implement this standard and is in the process of evaluating its collaboration agreements with Celgene, GSK and Eisai (as the Eisai agreement relates to the receipt of royalties on the sale of any EZH2 product in Japan) to determine the impact the adoption of this standard may have on its consolidated financial statements and internal control over financial reporting.

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

In November 2016, the FASB issued ASU 2016-18, Restricted Cash, or ASU 2016-18, which requires an entity to reconcile and explain the period-over-period change in total cash, cash equivalents and restricted cash within its statements of cash flows. ASU 2018-18 is effective for fiscal years, and interim periods within, beginning after December 15, 2017. Early adoption is permitted. A reporting entity must apply the amendments in ASU 2016-18 using a full retrospective approach. The Company is currently evaluating the impact the adoption of the ASU will have on its consolidated financial statements.

Going Concern

At each reporting period, the Company evaluates whether there are conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The Company is required to make certain additional disclosures if it concludes substantial doubt exists and it is not alleviated by the Company’s plans or when its plans alleviate substantial doubt about the Company’s ability to continue as a going concern.

The Company’s evaluation entails analyzing prospective operating budgets and forecasts for expectations of the Company’s cash needs, and comparing those needs to the current cash, cash equivalent and marketable security balances. After considering the Company’s current research and development plans and the timing expectations related to the progress of its programs, and after considering its existing cash, cash equivalents and marketable securities as of March 31, 2017, the Company did not identify conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these financial statements were issued.

Share-Based Payment

As of January 1, 2017, the Company adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The standard revised the accounting for share-based compensation arrangements, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. Under this guidance, a company recognizes all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement when the awards vest or are settled. The amendments also removed the requirement to delay the recognition of an excess tax benefit until it reduces current taxes payable. In addition, cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from other income tax cash flows. The standard also allows the Company to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity on the cash flows statement, and provides an accounting policy election to account for forfeitures as they occur. Upon adoption, the Company recognized previously unrecognized excess tax benefits using the modified retrospective transition method, which increased deferred tax assets and the valuation allowance by $25.7 million and charged $0.1 million to retained earnings and a corresponding credit to additional paid-in-capital related to the Company’s election to account for forfeitures as they occur. The adoption of the standard did not materially impact the Company’s stock-based compensation expense.

3.	Marketable Securities

The following table summarizes the available for sale securities held at March 31, 2017 (in thousands):

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$51,577	$—	$(21)	$51,556
Corporate notes	76,291	—	(69)	76,222
U.S. government agency securities and U.S. Treasuries	19,000	—	(4)	18,996

Total	$146,868	$—	$(94)	$146,774

The following table summarizes the available for sale securities held at December 31, 2016 (in thousands):

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$68,407	$—	$(32)	$68,375
Corporate notes	70,489	—	(81)	70,408
U.S. government agency securities and U.S. Treasuries	25,507	7	—	25,514

Total	$164,403	$7	$(113)	$164,297

The amortized cost of available for sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. At March 31, 2017, the balance in the Company’s accumulated other comprehensive loss was composed solely of activity related to the Company’s available for sale marketable securities. There were no realized gains or losses recognized on the sale or maturity of available-for-sale securities during the three months ended March 31, 2017, and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive loss for the same period.

The aggregate fair value of available for sale securities held by the Company in an unrealized loss position for less than twelve months as of March 31, 2017 was $137.6 million. The aggregate unrealized loss for those securities in an unrealized loss position for less than twelve months as of March 31, 2017 was $0.1 million. The Company determined that there was no material change in the credit risk of any of its investments. As a result, the Company determined it did not hold any investments with any other-than-temporary impairment as of March 31, 2017. The weighted average maturity of the Company’s portfolio was approximately two months at March 31, 2017.

4.	Fair Value Measurements

The Company’s financial instruments as of March 31, 2017 and December 31, 2016 consisted primarily of cash and cash equivalents, marketable securities and accounts receivable and accounts payable. As of March 31, 2017 and December 31, 2016, the Company’s financial assets recognized at fair value consisted of the following:

	Fair Value as of March 31, 2017
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents	$55,646	$52,396	$3,250	$—
Marketable securities:
Commercial paper	51,556	—	51,556	—
Corporate notes	76,222	—	76,222	—
U.S. government agency securities and treasuries	18,996	—	18,996	—

Total	$202,420	$52,396	$150,024	$—

	Fair Value as of December 31, 2016
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents	$62,854	$59,862	$2,992	$—
Marketable securities:
Commercial paper	68,375	—	68,375	—
Corporate notes	70,408	—	70,408	—
U.S. government agency securities and treasuries	25,514	—	25,514	—

Total	$227,151	$59,862	$167,289	$—

Cash equivalents and marketable securities have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third-party pricing services or other market observable data.

The Company measures its cash equivalents at fair value on a recurring basis. The cash equivalents that the Company classifies within Level 1 of the fair value hierarchy are classified within Level 1 because they are valued using observable inputs that reflect quoted prices for identical assets in active markets. The Company measures its marketable securities at fair value on a recurring basis and classifies those instruments and some cash equivalents within Level 2 of the fair value hierarchy. The pricing services used by management utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine the fair value of marketable securities.

5.	Supplemental Balance Sheet Information

Accrued expenses consisted of the following:

	March 31, 2017	December 31, 2016
	(In thousands)
Employee compensation and benefits	$1,725	$4,100
Research and development expenses	8,303	10,925
Professional services and other	2,402	982

Accrued expenses	$12,430	$16,007

6.	Income Taxes

The Company did not record a federal or state income tax provision or benefit for the three months ended March 31, 2017 and 2016 due to the expected loss before income taxes to be incurred for the years ended December 31, 2017 and 2016, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets.

7.	Commitments and Contingencies

There have been no significant changes to the Company’s commitments and contingencies in the three months ended March 31, 2017, as compared to those disclosed in Note 7, Commitments and Contingencies, included in its Annual Report, except as summarized below.

A $1.5 million payment obligation was incurred in the first quarter of 2017 upon the achievement of a milestone under the companion diagnostic agreement with Roche Molecular Systems, Inc. (“Roche Molecular”).

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

Collaboration Revenue

Through March 31, 2017, the Company has recognized $74.3 million of total collaboration revenue since the inception of the collaboration, including $0.5 million in the three months ended March 31, 2016. No revenue was earned in the three months ended March 31, 2017. The Company recognized total global development co-funding as a reduction to research and development expense of less than $0.1 million and $0.1 million in the three months ended March 31, 2017 and 2016. As of both March 31, 2017 and December 31, 2016, the Company had deferred revenue of $28.8 million related to this agreement.

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

Agreement Structure

Under the agreement, the Company has recorded a $20.0 million upfront payment, a $3.0 million payment upon the execution of the March 2014 agreement amendment, $6.0 million of fixed research funding, $15.0 million of preclinical research and development milestone payments and $9.0 million for research and development services. In addition, in the third quarter of 2016, the Company recognized a $6.0 million clinical milestone following GSK’s initiation of patient dosing in a Phase 1 clinical trial of a PRMT5 inhibitor that was discovered by the Company and licensed to GSK. As of March 31, 2017, the Company was eligible to receive up to $18.0 million in additional preclinical research and development milestone payments, up to $103.0 million in clinical development milestone payments, up to $278.0 million in regulatory milestone payments and up to $218.0 million in sales-based milestone payments. In addition, GSK is required to pay the Company royalties, at percentages from the mid-single digits to the low double-digits, on a licensed product-by-licensed product basis, on worldwide net product sales, subject to reduction in specified circumstances. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, the Company may not receive any additional milestone payments or royalty payments from GSK. In May 2017, the Company earned a $10 million milestone payment from GSK (refer to Note 12, Subsequent Events). Due to the varying stages of development of each licensed target, the Company is not able to determine the next milestone that might be achieved under this agreement, if any. GSK became solely responsible for development and commercialization for each licensed target in the collaboration when the research term ended on January 8, 2015.

Collaboration Revenue

Through March 31, 2017, the Company earned a total of $59.0 million under the GSK agreement, which the Company recognized as collaboration revenue in the condensed consolidated statements of operations and comprehensive loss. No revenue was earned in the three months ended March 31, 2017 or 2016. The Company did not have any deferred revenue related to this agreement as of March 31, 2017 or December 31, 2016 and any future revenues will relate to any milestone payments and royalties received under the agreement, if any.

Roche Molecular

In December 2012, Eisai and the Company entered into an agreement with Roche Molecular under which Eisai and the Company engaged Roche Molecular to develop a companion diagnostic to identify patients who possess certain activating mutations of EZH2. In October 2013, this agreement was amended to include additional mutations in EZH2. The development costs due under the amended agreement with Roche Molecular were the responsibility of Eisai until the execution of the amended and restated collaboration and license agreement with Eisai in March 2015, at which time the Company assumed responsibility for the remaining development costs due under the agreement. In December 2015, the Company entered into a second amendment to the companion diagnostic agreement with Roche Molecular. As of March 31, 2017, the Company is responsible for the remaining development costs of $12.0 million due under the agreement. The Company expects the remaining development costs under the agreement to be incurred and paid through 2019.

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

Total stock-based compensation expense related to stock options, restricted stock units and the employee stock purchase plan was $2.8 million and $2.4 million for the three months ended March 31, 2017 and 2016, respectively.

Stock-based compensation expense is classified in the consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Research and development	$1,392	$1,247
General and administrative	1,365	1,126

Total	$2,757	$2,373

Stock Options

The weighted-average grant date fair value of options, estimated as of the grant date using the Black-Scholes option pricing model, was $8.20 and $6.12 per option for those options granted during the three months ended March 31, 2017 and 2016, respectively. Key assumptions used to apply this pricing model were as follows:

	Three Months Ended March 31,
	2017	2016
Risk-free interest rate	1.8%	1.2%
Expected life of options	6.0 years	6.0 years
Expected volatility of underlying stock	74.5%	78.8%
Expected dividend yield	0.0%	0.0%

The following is a summary of stock option activity for the three months ended March 31, 2017:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at December 31, 2016	4,059	$14.32
Granted	1,527	12.47
Exercised	(104)	6.17
Forfeited or expired	(296)	11.75

Outstanding at March 31, 2017	5,186	$14.08	8.4	$25,794

Exercisable at March 31, 2017	1,493	$17.13	7.0	$6,746

As of March 31, 2017, there was $30.2 million of unrecognized compensation cost related to stock options that are expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 3.0 years.

Restricted Stock Units

The following is a summary of restricted stock unit activity for the three months ended March 31, 2017:

	Number of Units (in thousands)	Weighted Average Grant Date Fair Value per Unit
Outstanding at December 31, 2016	64	$12.20
Granted	—	—
Vested	(7)	12.20

Outstanding at March 31, 2017	57	$12.20

As of March 31, 2017, there was $0.7 million of unrecognized compensation cost related to restricted stock units that are expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 1.9 years.

10.	Loss Per Share

Basic and diluted loss per share allocable to common stockholders are computed as follows:

	Three Months Ended March 31,
	2017	2016
	(In thousands except per share data)
Net loss	$(32,522)	$(22,879)
Weighted average shares outstanding	58,219	55,149

Basic and diluted loss per share allocable to common stockholders	$(0.56)	$(0.41)

The following common stock equivalents were excluded from the calculation of diluted loss per share allocable to common stockholders because their inclusion would have been anti-dilutive:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Stock options	5,186	4,199
Unvested restricted stock units	57	86
Shares issuable under employee stock purchase plan	16	7

	5,259	4,292

11.	Related Party Transactions

Celgene has made a series of equity investments in the Company, owning 3,674,640 shares of common stock representing 6.3% of the Company’s outstanding common stock as of March 31, 2017. Refer to Note 8, Collaborations, for additional information regarding the Company’s original agreement with Celgene entered into in April 2012 and the amended and restated agreement with Celgene entered into in July 2015.

12.	Subsequent Events

GSK Milestone

In May 2017, pursuant to its collaboration and license agreement with GSK (Note 8), the Company earned a $10.0 million milestone payment from GSK. The milestone payment is the result of GSK’s initiation of good laboratory practices, or GLP, toxicology studies for a first-in-class methyltransferase inhibitor discovered by the Company and licensed to GSK.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements included in this Quarterly Report on Form 10-Q, which have been prepared by us in accordance with accounting principles generally accepted in the United States, or GAAP, and with Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended. This discussion and analysis should be read in conjunction with these consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

In June 2017 at the American Society of Clinical Oncology Annual Meeting, or ASCO 2017, we plan to present interim data from the two arms of our five-arm Phase 2 clinical trial of tazemetostat as a monotherapy in adults with molecularly defined solid tumors that have reached the pre-specified futility analysis, which are the epithelioid sarcoma and synovial sarcoma arms. In addition, in June 2017 at the 14th International Conference on Malignant Lymphoma, or ICML 2017, we plan to present interim efficacy, safety and biomarker data from all five monotherapy arms of our Phase 2 clinical trial investigating tazemetostat as a potential treatment for adult patients with relapsed or refractory NHL. We also plan to meet with regulatory agencies, starting with the U.S. Food and Drug Administration, or FDA, by mid-2017, to discuss our solid tumor data, and in the second half of 2017 to discuss our NHL data, to seek to define the paths to registration for tazemetostat as a monotherapy for such indications.

We are actively studying tazemetostat in combination with other anti-cancer agents as part of our broad development plan for tazemetostat. We have entered into collaborations to evaluate tazemetostat in combination with other therapies approved for, or being investigated for, the treatment of diffuse large B-cell lymphoma, or DLBCL, an aggressive form of NHL. We have initiated an immuno-oncology Phase 1b study in collaboration with Genentech, a member of the Roche Group, to investigate the combination of tazemetostat and Genentech’s anti-PD-L1 cancer immunotherapy, atezolizumab (Tecentriq®). The study is evaluating this combination regimen for the treatment of patients with relapsed or refractory DLBCL. We have initiated a Phase 1b/2 clinical trial in collaboration with the Lymphoma Study Association, or LYSA, a premier cooperative French lymphoma group, to evaluate tazemetostat in combination with R-CHOP in a front line setting in newly diagnosed, elderly, high-risk patients with DLBCL. R-CHOP is the standard of care front-line combination treatment for patients with DLBCL. In March 2017, we opened an additional arm of our ongoing Phase 2 NHL study to investigate tazemetostat in combination with prednisolone for patients with relapsed or refractory DLBCL. In 2017, we plan to begin a combination study of tazemetostat in patients with follicular lymphoma, or FL.

We own the global development and commercialization rights to tazemetostat outside of Japan. Eisai Co. Ltd, or Eisai, holds the rights to develop and commercialize tazemetostat in Japan, and holds a limited right of first negotiation for the rest of Asia. Tazemetostat is covered by claims of U.S. composition of matter patents, which are expected to expire in 2032. Tazemetostat has been granted Fast Track designation by the FDA in patients with DLBCL with EZH2 activating mutations and relapsed or refractory FL patients, with or without activating EZH2 mutations, and orphan drug designation by the FDA for the treatment of malignant rhabdoid tumors, or MRT. The orphan drug designation applies to INI1-negative MRT as well as SMARCA4-negative malignant rhabdoid tumor of ovary, or MRTO.

We have collaboration agreements with Celgene Corporation and Celgene RIVOT Ltd., an affiliate of Celgene Corporation, which we collectively refer to as Celgene, Glaxo Group Limited (an affiliate of GlaxoSmithKline), or GSK, and Eisai. We also have a collaboration with Roche Molecular Systems, Inc., or Roche Molecular, to develop a companion diagnostic, for use with tazemetostat to identify NHL patients with EZH2 activating mutations. These collaborations provide us with access to considerable scientific, development, regulatory and commercial capabilities. As of March 31, 2017, we had received $207.8 million in non-equity funding under these collaborations.

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

We commenced active operations in early 2008, and since inception, have incurred significant operating losses. As of March 31, 2017, our accumulated deficit totaled $386.3 million. As a clinical stage company, we expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect our expenses to increase in connection with our ongoing activities, including as we execute on our clinical development plans for tazemetostat.

Development Program Update

The following table summarizes our current pipeline:

[1]	Eisai holds rights to tazemetostat in Japan
[2]	Prednisolone combination arm of the Phase 2 NHL study
[3]	Study not yet initiated
[4]	Celgene holds ex-US rights to pinometostat
[5]	GSK holds global development and commercialization rights
[6]	Celgene holds option to license ex-US rights for one target and global rights for the other two targets

Tazemetostat Clinical Program

Tazemetostat Clinical Program in Molecularly Defined Solid Tumors

We are conducting a registration-supporting, global Phase 2 study in patients with INI1-negative solid tumors and synovial sarcoma. This study is enrolling up to 180 patients. The patients in the trials are stratified into one of five cohorts: epithelioid sarcoma, rhabdoid tumors, other INI1-negative tumors, renal medullary carcinoma, and synovial sarcoma, with the epithelioid sarcoma cohort enrolling up to 60 patients and the other four cohorts each enrolling up to 30 patients. In December 2016, we expanded the targeted enrollment in the epithelioid sarcoma cohort from 30 to 60 patients based on encouraging early activity, including confirmed objective responses.

Patients in the five-arm Phase 2 study in molecularly defined solid tumors are dosed at 800 mg twice daily with tablets taken orally. The primary endpoint for the epithelioid sarcoma arm is a composite endpoint including overall response rate and disease control rate. The primary endpoint for the synovial sarcoma arm is disease control, defined as a complete response, or CR, partial response, or PR or stable disease, or SD, at 16 weeks. The primary endpoint for the other cohorts is overall response rate. Secondary endpoints include duration of response, overall survival, progression-free survival, or PFS, overall survival and safety and pharmacokinetics. We plan to present interim data from the epithelioid sarcoma arm of the ongoing Phase 2 study in molecularly defined solid tumors at ASCO 2017 in June 2017.

We also plan to present data from the synovial sarcoma arm of the study at ASCO 2017. Unlike the cancers in the other four arms of the study, synovial sarcoma is characterized by a functional dysregulation of INI1, rather than by a complete loss of INI1. The synovial sarcoma arm of the Phase 2 trial has been fully enrolled at approximately 30 patients. Although this arm of the study surpassed its interim futility hurdle, we concluded that the activity of tazemetostat in this cohort was insufficient to continue further investigation of tazemetostat in this population as a monotherapy.

We are also conducting a global Phase 1 dose-escalation and expansion study of tazemetostat in approximately 110 children with INI1-negative solid tumors. In this trial, we are using an oral suspension formula of tazemetostat. We are progressing with the dose escalation portion of the trial. The primary endpoint of the study is safety, with the objective of establishing the recommended Phase 2 dose in pediatric patients. Secondary endpoints include pharmacokinetics, objective response rate, duration of response, PFS and overall survival. In June 2016, we were invited to speak at the FDA Pediatric Subcommittee of the Oncologic Drugs Advisory Committee meeting to review our ongoing Phase 1 pediatric study. We received valuable feedback from committee members on developing tazemetostat to treat rare and extremely aggressive cancers in pediatric patients.

Tazemetostat has been granted orphan drug designation by the FDA for the treatment of MRT. The orphan drug designation applies to INI1-negative MRT as well as SMARCA4-negative MRTO.

Tazemetostat Mesothelioma Clinical Program

We are conducting a global Phase 2 monotherapy trial of tazemetostat in relapsed or refractory patients with mesothelioma characterized by BAP1 loss-of-function. This trial will enroll up to 67 patients with relapsed or refractory mesothelioma. The first part of the trial will evaluate safety and pharmacokinetics in 12 patients, regardless of BAP1 status. The second phase of the trial will evaluate disease control rate in 55 patients with mesothelioma characterized by BAP1 loss-of-function. The first patient in the study was dosed in August 2016 and enrollment is nearing completion. Patients are dosed at 800 mg twice daily with tablets taken orally. The primary endpoint of the trial is disease control rate, defined as CR, PR, or SD, at 12 weeks.

Tazemetostat Clinical Program in Other Solid Tumor Types

In October 2016, we announced a CRADA with the NCI to evaluate tazemetostat in clinical trials in a variety of hematologic malignancies and solid tumors. Under the CRADA, we plan to evaluate tazemetostat in a Phase 2 clinical trial in adult patients with ovarian cancer and in a Phase 2 study in pediatric patients with solid tumors and lymphoma. As part of the agreement, additional clinical trials will be considered. NCI will predominantly fund the studies and manage study operations. In preclinical studies conducted by us and third parties, inhibition of EZH2 reduced ovarian tumor cell growth.

Tazemetostat NHL Clinical Program

We are executing a broad clinical development program for tazemetostat as both a monotherapy and combination treatment in relapsed/refractory and front-line NHL, as summarized below.

Tazemetostat—Monotherapy Clinical Trials for NHL

We are evaluating tazemetostat in a global Phase 2 study in up to 340 patients with relapsed or refractory NHL across six cohorts. Five of the arms are investigating tazemetostat as a monotherapy, and the sixth arm is investigating tazemetostat in combination with prednisolone, a standard agent in a variety of NHL combination treatment regimens. Patients are dosed with tazemetostat at 800 mg twice daily with tablets taken orally. The three arms enrolling patients with DLBCL are enrolling 60 patients each, the two arms enrolling patients with FL are enrolling 45 patients each, and the prednisolone combination arm is enrolling 70 patients. The monotherapy study cohorts are as follows:

•	DLBCL with Germinal Center B-cell, or GCB, subtype and EZH2 mutations;

•	DLBCL with GCB subtype and wild-type EZH2;

•	DLBCL with non-GCB subtype;

•	FL with EZH2 mutations; and

•	FL with wild-type EZH2.

The prednisolone combination arm is enrolling both GCB and non-GCB DLBCL patients with wild-type EZH2.

The primary endpoint of the study is overall response rate. Secondary endpoints include duration of response, progression free survival, overall survival, safety and population pharmacokinetics.

In June 2016, at the American Society of Hematology Meeting on Lymphoma Biology, or 2016 ASH Lymphoma, we presented interim data from this ongoing, global, registration supporting Phase 2 study of tazemetostat in patients with relapsed or refractory NHL. The presentation represented an early evaluation of the data, as the study was less than one-third enrolled as of the data cutoff date of May 27, 2016, with many patients still on treatment. Tazemetostat was generally well tolerated and demonstrated clinical activity consisting of objective responses in a heavily pre-treated patient population.

As of the data cutoff date of May 27, 2016, 82 patients across the five monotherapy study arms were evaluable for safety. Efficacy was assessed on 47 evaluable patients from the four cohorts that had surpassed their pre-specified futility hurdles as of the data cutoff date. The non-evaluable patients included 16 patients in the arms that had surpassed futility but were too early for efficacy evaluation or for whom data were not yet entered and 19 patients from the FL with wild-type EZH2 cohort, which surpassed its pre-specified futility hurdle later in 2016.

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

Among the 47 efficacy-evaluable patients, objective responses, which consist of either a CR or a PR, were observed. In addition, SD was also observed in a significant percentage of patients. In the Phase 1 experience, we observed responses that evolved over time from SD, to a PR, and ultimately to a CR. As of the data cutoff, best responses across the four cohorts were as follows:

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

In January 2017, we completed enrollment in the three arms of the study with wild-type DLBCL and FL. We are continuing to enroll the two remaining arms for GCB DLBCL and FL patients with EZH2 mutations. We plan to present interim efficacy, safety and biomarker data from the five monotherapy arms of our ongoing Phase 2 NHL study at the International Conference on Malignant Lymphoma, or ICML, in Lugano, Switzerland in June 2017.

In November 2016, we received Fast Track designation from the FDA for relapsed or refractory DLBCL patients with EZH2 mutations. In April 2017, we received Fast Track designation from the FDA for relapsed or refractory FL patients, with or without activating EZH2 mutations.

Tazemetostat—Combination Clinical Trials for NHL

In addition to evaluating tazemetostat as a monotherapy, we are investigating the combination of tazemetostat with other cancer agents in both the relapsed/refractory and front-line settings.

•	Atezolizumab. Based on preclinical evidence showing that EZH2 inhibition may enhance the activity of checkpoint inhibitors, we entered into a collaboration agreement with Genentech to conduct a global Phase 1b study combining tazemetostat with atezolizumab, a PD-L1 inhibitor. The global study was initiated in the fourth quarter of 2016 and is being conducted by Genentech. The study will enroll approximately 45 patients with relapsed or refractory DLBCL. Primary endpoints in the trial include safety and combination tolerability with the objective of establishing a recommended Phase 2 dose. Secondary and exploratory endpoints include overall response, objective response, duration of response, pharmacokinetics and preliminary biomarker assessment.

•	R-CHOP. We are studying tazemetostat in combination with R-CHOP, the current standard of care for newly-diagnosed patients with DLBCL, in collaboration with LYSA. We have generated preclinical data showing synergy between tazemetostat and the chemotherapy and steroid components of R-CHOP. This multi-center Phase 1b/2 study in front-line, elderly high-risk patients with DLBCL will enroll up to 133 patients. Primary endpoints in the trial include CR rate as well as safety and tolerability of the combination. Secondary endpoints include overall response rate and progression free survival. The trial was initiated in the fourth quarter of 2016.

•	Prednisolone. In March 2017, we opened an additional arm of our ongoing Phase 2 NHL study to investigate tazemetostat in combination with prednisolone for patients with relapsed or refractory DLBCL. We determined to conduct this combination trial based on substantial preclinical synergy data with prednisolone, a standard agent in a variety of NHL treatment regimens, including R-CHOP. The objective of this new arm of the ongoing Phase 2 NHL study is to evaluate the clinical synergy of the agents and to explore the potential of prednisolone to slow progression in patients with aggressive disease.

•	FL combination. We have seen extensive preclinical synergy of tazemetostat with a number of targeted agents and chemotherapies used for, or in development for the treatment of, FL. In 2017, we plan to begin a combination study of tazemetostat in patients with FL.

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

Through external collaborators, we are exploring in preclinical studies combinations of pinometostat with other anti-cancer agents to enhance pinometostat’s efficacy in leukemia. We retain all U.S. rights to pinometostat and have granted Celgene an exclusive license to pinometostat outside of the United States. Pinometostat has been granted orphan drug designation by the FDA and the European Commission for the treatment of acute myeloid leukemia and acute lymphoblastic leukemia.

Previously, we conducted a Phase 1 study in 51 adults with MLL-r and a Phase 1 study in 18 children with MLL-r. Although two patients in the adult study experienced CRs, we did not see sufficient activity to justify continuing development of pinometostat as a monotherapy in this indication.

Corporate Strategy

Our goal is to become a fully integrated development and commercial biopharmaceutical company developing novel epigenetic therapies for patients with cancer and other diseases. We have a robust proprietary drug discovery platform and the demonstrated ability to move candidates into clinical development. We have recently begun building the infrastructure necessary to support the successful launch and marketing of tazemetostat or any other product candidate that receives marketing approval. The key elements of our strategy to achieve this goal are to:

•

Rapidly Advance the Clinical Development of Tazemetostat. We are executing a broad clinical development program of tazemetostat for molecularly defined solid tumors, NHL and mesothelioma. Due to a lack of treatment options and the severity of disease associated with INI1-negative tumors, we believe that this molecularly defined patient population may represent the fastest potential path to new drug application, or NDA, submission and commercial launch for tazemetostat. We plan to meet with regulatory agencies, starting with the U.S. Food and Drug Administration, or FDA, by mid-2017, to discuss our solid tumor data, and in the second half of 2017 to discuss our NHL data, to seek to define the paths to registration for tazemetostat as a monotherapy for such indications.

•	Seek to Expand the Range of Potential Indications for Tazemetostat. We are conducting a broad development program for tazemetostat as a monotherapy and in combination with other therapies. These efforts include our two ongoing combination trials in DLBCL evaluating tazemetostat with atezolizumab and tazemetostat with R-CHOP, as well as our combination arm with prednisolone in DLBCL and our planned combination study in FL. We also have over two dozen academic collaborations which are investigating the role of tazemetostat in other cancer types in preclinical models. If we see strong preclinical evidence of sensitivity of specific tumors to EZH2 inhibition, and if a medical need exists, we will consider initiating proof of concept human clinical trials.

•	Establish Commercialization and Marketing Capabilities in the United States. We have retained commercialization rights in the United States for all of our programs, other than the three programs that are the subject of our GSK collaboration and two of the programs that are the subject of our collaboration with Celgene. We plan to retain commercialization rights in the United States and possibly selected foreign jurisdictions in connection with any future collaborations. We intend to build a focused field presence and marketing capabilities to commercialize any of our product candidates that receive regulatory approval in the United States, as well as the capability of leading global commercial strategy.

•	Use Our Drug Discovery Platform to Build a Pipeline of Proprietary CMP Inhibitors. Using our proprietary drug discovery platform, we are developing additional novel, small molecule inhibitors of CMPs. We currently hold U.S. development and commercialization rights to one of our three preclinical programs subject to Celgene’s option under our collaboration. In addition, we have identified multiple novel CMP targets against which we are developing small molecule inhibitors in preclinical drug discovery, for which we own global development and commercialization rights. We expect to declare our next development candidate in 2017 with the goal of commencing clinical trials of three new product candidates by 2020.

•	Leverage Collaborations. Our strategic collaborations with Celgene, GSK, Eisai, Genentech, LYSA, Roche Molecular, NCI and numerous external academic researchers provide us with access to the scientific, development, regulatory and commercial capabilities of our collaborators. We believe that collaborations like these can contribute to our ability to rapidly advance our product candidates, build our product platform and concurrently progress a wide range of discovery and development programs. We may seek to enter into additional strategic collaborations in the future.

•	Develop Companion Diagnostics for Use with Our Therapeutic Product Candidates. We plan to seek to develop companion diagnostics for use in connection with our therapeutic product candidates where appropriate. We believe that this approach may enable us to accelerate the clinical development and regulatory timelines for our therapeutic product candidates and, for any of our therapeutic product candidates that receive marketing approval, improve patient care by identifying patients who are more likely to benefit from the therapy. We intend to develop diagnostics based on currently available diagnostic technologies to the extent possible in order to minimize development and regulatory risk of our diagnostic programs. We are working with Roche Molecular to develop a companion diagnostic, based on currently available technology, for use with tazemetostat to identify NHL patients with EZH2 activating mutations. We also plan to develop a companion diagnostic to identify patients with BAP1 loss-of-function for our mesothelioma program.

Collaborations

Refer to Note 8, Collaborations, of the notes to our consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of the key terms of our arrangements with Eisai, Celgene and GSK. In May 2017, we earned a $10.0 million milestone payment from GSK, following GSK’s initiation of good laboratory practices, or GLP, toxicology studies for a first-in-class methyltransferase inhibitor discovered by us and licensed to GSK. There have been no updates to our arrangements with LYSA and Genentech since December 31, 2016.

Results of Operations

Collaboration Revenue

The following is a comparison of collaboration revenue for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016	Change
	(In millions)
Collaboration revenue	$—	$0.5	$0.5

There was no collaboration revenue recognized from deferred revenue from upfront payments in the three months ended March 31, 2017, as compared to $0.5 million recognized entirely from deferred revenue related to our Celgene agreement in the three months ended March 31, 2016. We did not recognize any collaboration revenue for research and development services in the three months ended March 31, 2017 or 2016. We had no milestone revenue in the three months ended March 31, 2017 or 2016.

Research and Development

The following is a comparison of research and development expenses for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
	2017	2016	Change
	(In millions)
Research and development	$24.7	$17.7	$7.0

During the three months ended March 31, 2017, total research and development expenses increased by $7.0 million compared to the three months ended March 31, 2016, primarily due to the expansion of the tazemetostat clinical program and increased discovery and preclinical spending.

The following table illustrates the components of our research and development expenses:

	Three months ended March 31,
Product Program	2017	2016	Change
	(In millions)
External research and development expenses:
Tazemetostat and related EZH2 programs	$11.3	$6.5	$4.8
Pinometostat and related DOT1L programs	0.3	0.9	(0.6)
Discovery and preclinical stage product programs, collectively	3.4	3.2	0.2
Internal research and development expenses	9.7	7.1	2.6

Total research and development expenses	$24.7	$17.7	$7.0

External research and development expenses for tazemetostat and related EZH2 programs increased by $4.8 million during the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The increase in tazemetostat related spending in the three months ended March 31, 2017 is primarily a result of a significant increase in tazemetostat clinical trial activities in the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. External research and development costs include the ongoing phase 1 and phase 2 clinical trial costs, discovery and preclinical research in support of the tazemetostat program, expenses associated with our companion diagnostic program, and external manufacturing costs related to the acquisition of active pharmaceutical ingredient and manufacturing of clinical drug supply.

External research and development expenses for pinometostat decreased by $0.6 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The decline in program spending reflects our completion of enrollment in the pinometostat pediatric clinical trial and the associated reduction in costs. We completed enrollment in our pinometostat pediatric Phase 1 clinical trial in the first quarter of 2016. The costs incurred related to pinometostat in three months ended March 31, 2017 are primarily associated with costs attributed to the CRADA with the NCI. Research and development expenses for pinometostat for the three months ended March 31, 2017 and 2016 are net of less than $0.1 million, and $0.1 million, respectively, of global development co-funding from Celgene.

External research and development expenses for discovery and preclinical stage product programs increased $0.2 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, due to increased spending on high priority discovery programs.

Internal research and development expenses are primarily compensation expenses for our full-time research and development employees. Internal research and development expenses increased $2.6 million for three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The increase in internal research and development costs in the three months ended March 31, 2017 was primarily due to the expansion of our development organization to support expanded tazemetostat clinical trials, chemistry, manufacturing and controls, translational medicine, data analytics and regulatory activities.

We expect research and development expenses to continue to increase during 2017, as we progress and expand our clinical development program for tazemetostat, expand our regulatory activities, and potentially advance a preclinical program into later stage preclinical testing.

General and Administrative

The following is a comparison of general and administrative expenses for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
	2017	2016	Change
	(In millions)
General and administrative	$8.3	$5.8	$2.5

For the three months ended March 31, 2017, our general and administrative expenses increased $2.5 million compared to the three months ended March 31, 2016, primarily due to higher compensation-related expenses associated with increased headcount, including additions to the senior leadership team, and increased pre-commercial, intellectual property, business development and product planning expenses.

We expect that general and administrative expenses will continue to increase in 2017, as we plan to increase our pre-commercial activities, including the continued buildout of our medical affairs and commercial organizations.

Other Income, Net

The following is a comparison of other income, net for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
	2017	2016	Change
	(In thousands)
Other income, net
Interest income, net	$438	$220	$218
Other income, net	4	15	(11)

Other income, net	$442	$235	$207

Other income, net primarily consists of interest income earned on our cash equivalents and marketable securities, net of imputed interest expense paid under our capital lease obligation. Interest income, net increased $0.2 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, primarily due to the interest associated with the short term interest bearing securities that were purchased in May 2016.

Income Tax Expense

We maintain a full valuation allowance against our deferred tax assets and therefore did not recognize an income tax benefit for the three months ended March 31, 2017 or March 31, 2016.

Liquidity and Capital Resources

Through March 31, 2017, we have raised an aggregate of $730.3 million to fund our operations, of which $207.8 million was non-equity funding through our collaboration agreements, $446.5 million was from the sale of common stock in our public offerings, which includes $1.6 million during the three months ended March 31, 2017, and $76.0 million was from the sale of redeemable convertible preferred stock. As of March 31, 2017, we had $211.2 million in cash, cash equivalents and marketable securities.

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

Outlook

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash, cash equivalents and marketable securities as of March 31, 2017, will be sufficient to fund our planned operating expenses and capital expenditure requirements into at least the third quarter of 2018, without giving effect to any potential option exercise fees or milestone payments we may receive under our collaboration agreements. We have based this estimate on assumptions that may prove to be wrong, particularly as the process of testing drug candidates in clinical trials is costly and the timing of progress in these trials is uncertain. As a result, we could use our capital resources sooner than we expect.

Cash Flows

The following is a summary of cash flows for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
	2017	2016	Change
	(In millions)
Net cash used in operating activities	$(33.2)	$(25.4)	$(7.8)
Net cash provided by (used in) investing activities	17.3	(0.1)	17.4
Net cash provided by financing activities	2.4	129.8	(127.4)

Net Cash Used in Operating Activities

Net cash used in operating activities was $33.2 million during the three months ended March 31, 2017 compared to $25.4 million during the three months ended March 31, 2016. The increase in net cash used in operating activities during the three months ended March 31, 2017 as compared to 2016 primarily relates to the net loss in the period, partially offset by a change in working capital.

Net cash used in operating activities for three months ended March 31, 2017 primarily relates to our net loss of $32.5 million, partially offset by non-cash stock-based compensation of $2.8 million and depreciation of $0.4 million. The most significant items affecting working capital in the three months ended March 31, 2017 include increased prepaid expenses associated with the expansion of our clinical activities.

Net cash used in operating activities for the three months ended March 31, 2016 primarily relates to our net loss of $22.9 million and a net $5.3 million use of cash from changes in working capital, partially offset by non-cash stock based compensation of $2.4 million and depreciation of $0.4 million. The most significant items affecting working capital in the three months ended March 31, 2016 included a $3.0 million development milestone paid to Roche Molecular, a $2.0 million reduction of compensation related accruals, reduced accounts payable of $2.4 million and the collection of a $0.7 million tax receivable.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities during the three months ended March 31, 2017 reflects $40.8 million of purchases of available for sale securities, maturities or sales of available for sale securities of $58.2 million and $0.1 million of purchases of property and equipment.

Net cash used in investing activities during the three months ended March 31, 2016 reflects $0.1 million of purchases of property and equipment during the period.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $2.4 million during the three months ended March 31, 2017 primarily reflects net cash received from sales under the ATM Offering of $1.6 million, cash received from stock option exercises of $0.6 million, and the purchases of shares under our employee stock purchase plan of $0.3 million, partially offset by the payments under our capital lease obligation of $0.2 million.

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

Contractual Obligations

There were no material changes to our contractual obligations and commitments described under “Management’s Discussion and Analysis and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

We define our critical accounting policies as those accounting principles generally accepted in the United States of America that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations as well as the specific manner in which we apply those principles. Management has determined that our most critical accounting policies are those relating to revenue recognition, stock-based compensation and research and development expenses, including our accounting for clinical trial expense and accruals. As our clinical development plan for tazemetostat progresses, we expect research and development expenses and, in particular, our accounting for clinical trial accruals to be an increasingly important critical accounting policy. There have been no material changes or other required disclosures to our critical accounting policies disclosed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2016.

Recent Accounting Pronouncements

For detailed information regarding recently issued accounting pronouncements and the expected impact on our consolidated financial statements, see Note 2, Summary of Significant Accounting Policies—Recent Accounting Pronouncements, in the accompanying Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2017, we had cash equivalents and available for sale securities of $211.2 million consisting of money market funds, corporate bonds, commercial paper and government-related obligations. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. We estimate that a hypothetical 100-basis point change in market interest rates would impact the fair value of our investment portfolio as of March 31, 2017 by $0.4 million.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2017.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant operating losses. Our net loss was $32.5 million for the three months ended March 31, 2017. As of March 31, 2017, we had an accumulated deficit of $386.3 million. To date, we have financed our operations primarily through our collaborations, our public offerings, and private placements of our preferred stock. All of our revenue to date has been collaboration revenue. We have devoted substantially all of our financial resources and efforts to research and development, including clinical and preclinical studies. We are still in the early to middle stages of development of our product candidates, and we have not completed development of any drug candidates. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will continue to increase over the next several years as we:

•	continue our Phase 2 clinical trial of tazemetostat for the treatment of patients with NHL, our Phase 2 clinical trial of tazemetostat for the treatment of adult patients with certain molecularly defined solid tumors and our Phase 1 clinical trial of tazemetostat for the treatment of pediatric patients with certain molecularly-defined solid tumors;

•	continue our Phase 2 clinical trial of tazemetostat in relapsed or refractory patients with mesothelioma characterized by BAP1 loss-of-function;

•	continue our clinical trials of tazemetostat in combination with R-CHOP in front line elderly patients with DLBCL and in combination with Genentech’s anti-PD-L1 cancer immunotherapy, atezolizumab, in patients with relapsed or refractory DLBCL being conducted by our collaborators;

•	continue our rollover study of tazemetostat in certain patients that have completed prior clinical trial protocols;

•	continue the new arm of our ongoing Phase 2 NHL trial of tazemetostat in combination with prednisolone in relapsed or refractory patients with DLBCL;

•	design and conduct a new combination trial of tazemetostat in FL;

•	pay any milestone payments provided for and achieved under the amended and restated collaboration and license agreement with Eisai;

•	conduct research and development for Celgene under our amended and restated collaboration and license agreement;

•	continue the research and development of our other product candidates;

•	seek to discover and develop additional product candidates;

•	seek regulatory approvals for any product candidates that successfully complete clinical trials;

•	ultimately establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any products for which we may obtain regulatory approval;

•	maintain, expand and protect our intellectual property portfolio;

•	hire additional clinical, quality control and scientific personnel; and

•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts.

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

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash, cash equivalents and marketable securities as of March 31, 2017, will be sufficient to fund our planned operating expenses and capital expenditure requirements into at least the third quarter of 2018. We have based these expectations on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Our future capital requirements will depend on many factors, including:

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

We are in the process of building a focused sales and marketing infrastructure to market some of our product candidates in the United States, and potentially in global markets, if and when they are approved. There are risks involved with establishing our own sales, marketing and distribution capabilities. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. These efforts may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

Our resources for drug development are limited and we do not yet have any capability for sales, marketing or distribution. Accordingly, we have entered into therapeutic collaborations with other companies that we believe can provide such capabilities, including our collaboration and license agreements with Celgene and GSK. We also rely on Genentech to manage our combination study of tazemetostat and atezolizumab in relapsed or refractory DLBCL, and on LYSA to manage our combination study of tazemetostat and R-CHOP in newly diagnosed, elderly, high risk patients with DLBCL. With our reacquisition of tazemetostat rights under our amended and restated collaboration and license agreement with Eisai, we no longer have access to such capabilities for tazemetostat except with Eisai in Japan. Our collaborations have provided us with important funding for our development programs and product platform and we expect to receive additional funding under these collaborations in the future. Our existing therapeutic collaborations, and any future collaborations we enter into, may pose a number of risks, including the following:

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

The process of obtaining marketing approvals, both in the United States and abroad, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional preclinical, clinical or other studies to address the safety, efficacy or clinical or non-clinical pharmacology of our product candidates. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

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

We have received Fast Track designation from the FDA for tazemetostat for relapsed or refractory patients with DLBCL with mutated EZH2, and for relapsed or refractory FL patients with or without mutated EZH2 and intend to seek Fast Track designation for tazemetostat for other indications and for our other product candidates as appropriate. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA Fast Track designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure that the FDA would decide to grant it. Even if we do receive Fast Track designation as we have for tazemetostat, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program.

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

Further, other legislative changes have been proposed and adopted since the PPACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. In January 2013, the American Taxpayer Relief Act of 2012 became law, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding. In addition, there have been recent actions by members of the U.S. Congress and the new presidential administration regarding the potential repeal and replacement of the PPACA. However, it remains unclear how a repeal or replacement of current healthcare programs might affect our ability to sell our products and the prices we may obtain for any of our approved products.

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

As of May 1, 2017, our executive officers and directors and their affiliates beneficially own, in the aggregate, shares representing approximately 25% of our common stock. As a result, if these stockholders were to choose to act together, they may be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Our stock price has been and may in the future be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. From January 1, 2015 until May 1, 2017, the sale price of our common stock as reported on the NASDAQ Global Market ranged from a high of $28.48 to a low of $7.02. The market price for our common stock may be influenced by many factors, including:

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

Dated: May 8, 2017

EPIZYME, INC.

By:	/s/ Andrew E. Singer
Andrew E. Singer
Executive Vice President, Finance and Accounting, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)