Form 10-Q
period 2017-09-30
Epizyme, Inc.
filed 2017-11-01
CIK 1571498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of shares outstanding of the registrant’s common stock as of October 25, 2017: 69,282,628 shares.

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

Our management’s discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q, which have been prepared by us in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim periods and with Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. This discussion and analysis should be read in conjunction with these unaudited consolidated financial statements and the notes thereto as well as in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, or our Annual Report. The three months ended September 30, 2017 and 2016 are referred to as the third quarter of 2017 and 2016, respectively. Unless the context indicates otherwise, all references herein to our company include our wholly owned subsidiary.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

EPIZYME, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands except per share data)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$219,794	$77,895
Marketable securities	87,434	164,297
Accounts receivable	25	23
Prepaid expenses and other current assets	10,000	6,457

Total current assets	317,253	248,672
Property and equipment, net	2,631	3,124
Restricted cash and other assets	662	645

Total assets	$320,546	$252,441

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,360	$4,994
Accrued expenses	17,547	16,007
Current portion of capital lease obligation	270	620
Other current liabilities	3	—

Total current liabilities	23,180	21,621
Capital lease obligation, net of current portion	—	110
Deferred revenue, net of current portion	28,809	28,809
Other long-term liabilities	368	201
Commitments and contingencies
Stockholders’ equity:
Common stock $0.0001 par value; 125,000 shares authorized; 69,237 shares and 58,050 shares issued and outstanding, respectively	7	6
Additional paid-in capital	720,144	555,473
Accumulated other comprehensive loss	(31)	(106)
Accumulated deficit	(451,931)	(353,673)

Total stockholders’ equity	268,189	201,700

Total liabilities and stockholders’ equity	$320,546	$252,441

See notes to consolidated financial statements.

EPIZYME, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(Amounts in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Collaboration revenue	$—	$6,584	$10,000	$7,529
Operating expenses:
Research and development	28,741	23,888	80,728	63,078
General and administrative	9,311	7,522	28,750	20,792

Total operating expenses	38,052	31,410	109,478	83,870

Loss from operations	(38,052)	(24,826)	(99,478)	(76,341)
Other income, net:
Interest income, net	487	469	1,353	1,093
Other (expense) income	(32)	21	(18)	52

Other income, net	455	490	1,335	1,145

Net loss	$(37,597)	$(24,336)	$(98,143)	$(75,196)

Other comprehensive income (loss):
Unrealized gain on available-for-sale securities	29	(120)	75	(95)

Comprehensive loss	$(37,568)	$(24,456)	$(98,068)	$(75,291)

Loss per share allocable to common stockholders:
Basic	$(0.63)	$(0.42)	$(1.67)	$(1.32)
Diluted	$(0.63)	$(0.42)	$(1.67)	$(1.32)
Weighted average shares outstanding:
Basic	59,899	57,970	58,837	56,828
Diluted	59,899	57,970	58,837	56,828

See notes to consolidated financial statements.

EPIZYME, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Nine Months Ended, September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(98,143)	$(75,196)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,230	1,189
Stock-based compensation	8,673	7,843
Amortization of discount on investments	(155)	(52)
Changes in operating assets and liabilities:
Accounts receivable	(2)	(5,938)
Prepaid expenses and other current assets	(3,350)	(564)
Accounts payable	366	(1,266)
Accrued expenses	1,187	50
Deferred revenue	—	(1,422)
Restricted cash and other assets	(17)	88
Other liabilities	170	(127)

Net cash used in operating activities	(90,041)	(75,395)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(115,569)	(212,126)
Maturities of available-for-sale securities	192,469	14,350
Purchases of property and equipment	(737)	(420)

Net cash provided by (used in) investing activities	76,163	(198,196)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments under capital lease obligation	(460)	(416)
Proceeds from public offering, net of commissions	152,920	130,067
Proceeds from stock options exercised	2,638	1,645
Issuance of shares under employee stock purchase plan	679	374
Payment of public offering costs	—	(374)

Net cash provided by financing activities	155,777	131,296

Net increase (decrease) in cash and cash equivalents	141,899	(142,295)
Cash and cash equivalents, beginning of period	77,895	208,323

Cash and cash equivalents, end of period	$219,794	$66,028

SUPPLEMENTAL CASH FLOW INFORMATION:
Unpaid offering costs	$353	$—

Cumulative catch up related to the adoption of ASU 2016-09 (Note 2)	$115	$—

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

The Company has additional programs in development, including (i) pinometostat, a clinical program that is subject to a collaboration with Celgene Corporation and Celgene RIVOT Ltd., an affiliate of Celgene Corporation (“Celgene”) (refer to Note 8, Collaborations); (ii) a preclinical program targeting G9a, a histone methyltransferase, or HMT, implicated in various cancer indications and blood disorders, for which the Company owns global development and commercialization rights; (iii) three preclinical programs for small molecule HMT inhibitors that are subject to a collaboration with Celgene; (iv) one clinical and one preclinical program for small molecule HMT inhibitors that are subject to a collaboration with Glaxo Group Limited, an affiliate of GlaxoSmithKline (“GSK”) (refer to Note 8, Collaborations); and (v) multiple novel targets for which the Company retains global development and commercialization rights.

In September 2017, the Company raised $151.3 million in net proceeds, after underwriting discounts and commissions and before direct and incremental costs of the offering, from the sale of 10,557,000 shares of its common stock in a public offering at a price of $15.25 per share. Through September 30, 2017, the Company has raised, including amounts received under collaboration agreements, an aggregate of $891.6 million to fund its operations, of which $217.8 million was non-equity funding through its collaboration agreements, $597.8 million was from the sale of common stock in the Company’s public offerings, which includes $152.9 million during the nine months ended September 30, 2017 and $76.0 million from the sale of redeemable convertible preferred stock in private financings prior to the Company’s initial public offering in May 2013. As of September 30, 2017, the Company had $307.2 million in cash, cash equivalents, and marketable securities.

The Company commenced active operations in early 2008. Since its inception, the Company has generated an accumulated deficit of $451.9 million through September 30, 2017, and will require substantial additional capital to fund its research and development. The Company is subject to risks common to companies in the biotechnology industry, including, but not limited to, risks of failure of clinical trials and preclinical studies, the need to obtain additional financing to fund the future development of tazemetostat and the rest of its pipeline, the need to obtain marketing approval for its product candidates, the need to successfully commercialize and gain market acceptance of its product candidates, dependence on key personnel, protection of proprietary technology, compliance with government regulations, development by competitors of technological innovations and ability to transition from clinical-stage manufacturing to commercial-stage production of products.

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

The unaudited condensed consolidated financial statements include the accounts of Epizyme, Inc. and its wholly owned, controlled subsidiary, Epizyme Securities Corporation. All intercompany transactions and balances of subsidiaries have been eliminated in consolidation. In the opinion of management, the information furnished reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair presentation of the results for the reported interim periods. The Company considers events or transactions that occur after the balance sheet date but before the consolidated financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The three months ended September 30, 2017 and 2016 are referred to as the third quarter of 2017 and 2016, respectively. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies during the nine months ended September 30, 2017, as compared to the significant accounting policies disclosed in Note 2, Summary of Significant Accounting Policies, of the Company’s financial statements included in the Annual Report.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue From Contracts With Customers. ASU 2014-09 amends Accounting Standards Codification (“ASC”) 605, Revenue Recognition (“ASC 605”), by outlining a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. In addition, the FASB issued ASUs 2016-10 and 2016-12, which provide clarifying amendments to ASU 2014-09. ASU 2014-09 and its related amendments will be effective for the Company for interim and annual periods beginning after December 15, 2017. The Company expects to adopt ASU 2014-09, as amended, effective January 1, 2018. The new standards are codified under ASC 606, Revenue From Contracts with Customers (“ASC 606”). The Company plans on utilizing the modified retrospective approach to implement this standard. The Company is in the process of evaluating its collaboration agreements with Celgene, GSK and Eisai (as the amended and restated agreement with Eisai provides for the receipt of royalties on Eisai’s sales of any EZH2 product in Japan) to determine the impact the adoption of this standard may have on its consolidated financial statements and internal control over financial reporting.

The Company has not yet completed its assessment of the impact of the adoption of this standard on its consolidated financial statements, but expects that the adoption will at least impact the amount and timing of revenues recognized related to its collaboration agreement with Celgene and the impact may be material.

The Company is still assessing its collaboration agreement with Celgene; however, it currently expects that (a) the number of performance obligations identified under ASC 606 will be different from the number of units of accounting identified under ASC 605 and (b) the transaction price will be different from the transaction price determined under ASC 605. In particular, the Company currently expects that the accounting treatment for Celgene’s option rights that were determined to be non-substantive options under ASC 605 will be different under ASC 606. The licenses and research and development services underlying Celgene’s options will not be identified as promised goods or services (or performance obligations) under ASC 606 and the consideration that would be received upon exercise of the options will not be included in the transaction price at contract inception. The Company may identify additional differences as it completes its assessment.

The Company also expects the accounting for contingent milestone payments under its collaboration agreements to change under ASC 606. ASC 606 does not contain guidance specific to milestone payments, thereby requiring contingent milestone payments to be considered in accordance with the overall model of ASC 606 as variable consideration. Revenue from contingent milestone payments may be recognized earlier under ASC 606 than under ASC 605, based on an assessment at each reporting date of the probability of achievement of the underlying milestone event. This assessment may, in certain circumstances, result in the recognition of revenue related to a contingent milestone payment before the milestone event has been achieved.

ASC 606 requires more robust disclosures than required by previous guidance, including disclosures related to disaggregation of revenue into appropriate categories, performance obligations, the judgments made in revenue recognition determinations, adjustments to revenue which relate to activities from previous quarters or years, any significant reversals of revenue, and costs to obtain or fulfill contracts.

Expected impacts from the adoption of this standard could differ upon the final adoption and implementation of the standard. In connection with the adoption of the standard, the Company is implementing several new internal controls, including controls to monitor the probability of achievement of contingent milestone payments and the pattern of performance of certain performance obligations.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize a right-of-use asset and lease liability for most lease arrangements. The new standard is effective for annual reporting periods beginning after December 15, 2018 with early adoption permitted. The Company is currently evaluating the potential changes to the Company’s future financial reporting and disclosures that may result from adopting this ASU, but expects that all of its lease commitments will be subject to the new standard.

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

In November 2016, the FASB issued ASU 2016-18, Restricted Cash, or ASU 2016-18, which requires an entity to reconcile and explain the period-over-period change in total cash, cash equivalents and restricted cash within its statements of cash flows. ASU 2016-18 is effective for fiscal years, and interim periods within, beginning after December 15, 2017. Early adoption is permitted. A reporting entity must apply the amendments in ASU 2016-18 using a full retrospective approach. The Company is currently evaluating the impact the adoption of the ASU will have on its consolidated financial statements. The adoption of ASU 2016-18 is not expected to have a material effect on the Company’s consolidated financial statements or disclosures.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. The new standard does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if the fair value, vesting conditions, or classification of the award changes as a result of the change in terms or conditions. The new standard is effective for fiscal years, and interim periods within, beginning after December 15, 2017. Early adoption is permitted. A reporting entity must apply the amendments in the ASU prospectively to an award modified on or after the adoption date. The adoption of ASU 2017-09 is not expected to have a material effect on the Company’s consolidated financial statements or disclosures.

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

The Company’s evaluation entails analyzing prospective operating budgets and forecasts for expectations of the Company’s cash needs, and comparing those needs to the current cash, cash equivalent and marketable security balances. After considering the Company’s current research and development plans and the timing expectations related to the progress of its programs, and after considering its existing cash, cash equivalents and marketable securities as of September 30, 2017, the Company did not identify conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these financial statements were issued.

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

3. Marketable Securities

The following table summarizes the available-for-sale securities held at September 30, 2017 (in thousands):

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$35,878	$—	$(7)	$35,871
Corporate notes	49,086	—	(22)	49,064
U.S. government agency securities and U.S. Treasuries	2,499	—		2,499

Total	$87,463	$—	$(29)	$87,434

The following table summarizes the available-for-sale securities held at December 31, 2016 (in thousands):

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$68,407	$—	$(32)	$68,375
Corporate notes	70,489	—	(81)	70,408
U.S. government agency securities and U.S. Treasuries	25,507	7	—	25,514

Total	$164,403	$7	$(113)	$164,297

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. At September 30, 2017, the balance in the Company’s accumulated other comprehensive loss was composed solely of activity related to the Company’s available-for-sale marketable securities. There were no realized gains or losses recognized on the sale or maturity of available-for-sale securities during the three and nine months ended September 30, 2017, and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive loss for the same period.

The aggregate fair value of available-for-sale securities held by the Company in an unrealized loss position for less than twelve months as of September 30, 2017 was $70.0 million. The aggregate unrealized loss for those securities in an unrealized loss position for less than twelve months as of September 30, 2017 was less than $0.1 million. The Company determined that there was no material change in the credit risk of any of its investments. As a result, the Company determined it did not hold any investments with any other-than-temporary impairment as of September 30, 2017. The weighted-average maturity of the Company’s portfolio was approximately one month at September 30, 2017.

4. Fair Value Measurements

The Company’s financial instruments as of September 30, 2017 and December 31, 2016 consisted primarily of cash and cash equivalents, marketable securities and accounts receivable and accounts payable. As of September 30, 2017 and December 31, 2016, the Company’s financial assets recognized at fair value consisted of the following:

	Fair Value as of September 30, 2017
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents	$203,869	$196,377	$7,492	$—
Marketable securities:
Commercial paper	35,871	—	35,871	—
Corporate notes	49,064	—	49,064	—
U.S. government agency securities and treasuries	2,499	—	2,499	—

Total	$291,303	$196,377	$94,926	$—

	Fair Value as of December 31, 2016
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents	$62,854	$59,862	$2,992	$—
Marketable securities:
Commercial paper	68,375	—	68,375	—

	Fair Value as of December 31, 2016
	Total	Level 1	Level 2	Level 3
	(In thousands)
Corporate notes	70,408	—	70,408	—
U.S. government agency securities and treasuries	25,514	—	25,514	—

Total	$227,151	$59,862	$167,289	$—

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

5. Supplemental Balance Sheet Information

Accrued expenses consisted of the following:

	September 30, 2017	December 31, 2016
	(In thousands)
Employee compensation and benefits	$4,115	$4,100
Research and development expenses	10,066	10,925
Professional services and other	3,366	982

Accrued expenses	$17,547	$16,007

6. Income Taxes

The Company did not record a federal or state income tax provision or benefit for the three and nine months ended September 30, 2017 and 2016 due to the expected loss before income taxes to be incurred for the years ended December 31, 2017 and 2016, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets.

7. Commitments and Contingencies

There have been no significant changes to the Company’s commitments and contingencies in the three and nine months ended September 30, 2017, as compared to those disclosed in Note 7, Commitments and Contingencies, included in its Annual Report, except as summarized below.

A $1.5 million payment obligation was incurred and paid in the nine months ended September 30, 2017 upon the achievement of a milestone under the companion diagnostic agreement with Roche Molecular Systems, Inc. (“Roche Molecular”).

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

Under the Lease as amended by the Amendments, the Company is responsible for aggregate minimum rent payments of $18.6 million, of which approximately $1.2 million was paid prior to September 30, 2017. The remaining future minimum rent payments from October 1, 2017 through November 30, 2022 are as follows (in thousands):

October 1, 2017 – December 31, 2017	$696
2018	3,074
2019	3,335
2020	3,435
2021	3,538
2022	3,333

Total	$17,411

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

Under the original agreement, the Company received a $65.0 million upfront payment and $25.0 million from the sale of its series C redeemable convertible preferred stock to an affiliate of Celgene, of which $3.0 million was considered a premium and included as collaboration arrangement consideration for a total upfront payment of $68.0 million. In addition, the Company has received a $25.0 million clinical development milestone payment and $7.0 million of global development co-funding through September 30, 2017. The Company was also eligible to receive $35.0 million in an additional clinical development milestone payment and up to $100.0 million in regulatory milestone payments related to DOT1L as well as up to $65.0 million in payments, including a combination of clinical development milestone payments and an option exercise fee for each available target to which Celgene had the right to exercise its option during an initial option period that would have ended in July 2015 but was extended pursuant to the amended and restated agreement as discussed below under “Amended and Restated Agreement Structure” (each a “selected target”), and up to $100.0 million in regulatory milestone payments for each selected target. As to DOT1L and each selected target, the Company retained all product rights in the United States and was eligible to receive royalties for each target at defined percentages ranging from the mid-single digits to the mid-teens on net product sales outside of the United States subject to reduction in specified circumstances.

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

The Company is primarily responsible for the research strategy under the collaboration. During each applicable option period the Company is required to use commercially reasonable efforts to carry out a mutually agreed-upon research plan for each Option Target. Subject to the Company’s opt-out right for the DOT1L target and each of the Option Targets, the Company is required to conduct and solely fund development costs of the Phase 1 clinical trials for HMT inhibitors directed to such targets, including for pinometostat. After the completion of Phase 1 development, as to DOT1L and the Option Target for which the Company retains U.S. rights, Celgene and the Company will equally co-fund global development and each party will solely fund territory-specific development costs for its respective territory; and, as to the other two Option Targets, after the completion of Phase 1 development, Celgene will solely fund all development costs on a worldwide basis.

Collaboration Revenue

Through September 30, 2017, the Company has recognized $74.3 million of total collaboration revenue since the inception of the collaboration, including $0.5 million and $1.4 million in the three and nine months ended September 30, 2016, respectively. No revenue from the collaboration was earned in the three and nine months ended September 30, 2017. No global development co-funding was recognized in the three months ended September 30, 2017. The Company recognized total global development co-funding as a reduction to research and development expense of less than $0.1 million in the three months ended September 30, 2016, and $0.1 million and $0.1 million in the nine months ended September 30, 2017 and 2016, respectively. As of both September 30, 2017 and December 31, 2016, the Company had deferred revenue of $28.8 million related to this agreement.

GSK

In January 2011, the Company entered into a collaboration and license agreement with GSK, to discover, develop and commercialize novel small molecule HMT inhibitors directed to available targets from the Company’s platform. Under the terms of the agreement, the Company granted GSK exclusive worldwide license rights to HMT inhibitors directed to three targets. Additionally, as part of the research collaboration, the Company agreed to provide research and development services related to the licensed targets pursuant to agreed upon research plans during a research term that ended January 8, 2015. In March 2014, the Company and GSK amended certain terms of this agreement for the third licensed target, revising the license terms with respect to candidate compounds and amending the corresponding financial terms, including reallocating milestone payments and increasing royalty rates as to the third target. Subsequent to a GSK strategic portfolio prioritization, the Company received notice in October 2017 that GSK terminated the agreement with respect to the third target, effective December 31, 2017, which returns all rights to that target to the Company. Two other targets continue to be subject to the agreement and are not impacted by the termination with respect to the third target. The Company substantially completed all research obligations under this agreement by the end of the first quarter of 2015 and completed the transfer of the remaining data and materials for these programs to GSK in the second quarter of 2015.

Agreement Structure

Under the agreement, the Company has received and recognized as collaboration revenue a $20.0 million upfront payment, a $3.0 million payment upon the execution of the March 2014 agreement amendment, $6.0 million of fixed research funding, $9.0 million for research and development services and $31.0 million of preclinical research and development milestone payments. The preclinical and research and development milestone payments total includes a $10.0 million milestone payment earned in May 2017 related to the second target in the collaboration, upon GSK’s initiation of good laboratory practices toxicology studies. As of September 30, 2017, for the two remaining targets, the Company is eligible to receive up to $70.0 million in clinical development milestone payments, up to $197.0 million in regulatory milestone payments and up to $128.0 million in sales-based milestone payments. As a result of the termination of the agreement as it relates to the third target, no additional payments will be received related to that target. In addition, GSK is required to pay the Company royalties, at percentages from the mid-single digits to the low double-digits, on a licensed product-by-licensed product basis, on worldwide net product sales, subject to reduction in specified circumstances. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, the Company may not receive any additional milestone payments or royalty payments from GSK. Due to the varying stages of development of each licensed target, the Company is not able to determine the next milestone that might be achieved under this agreement, if any. GSK became solely responsible for development and commercialization for each licensed target in the collaboration when the research term ended on January 8, 2015.

Collaboration Revenue

Through September 30, 2017, the Company has earned a total of $69.0 million under the GSK agreement, which the Company recognized as collaboration revenue in the condensed consolidated statements of operations and comprehensive loss, including $10.0 million of milestone revenue in the nine months ended September 30, 2017 and $6.0 million of milestone revenue in the nine months ended September 30, 2016. The Company recognized $10.0 million of collaboration revenue in the nine months ended September 30, 2017 related to achievement of the milestone described in the preceding paragraph. The Company did not have any deferred revenue related to this agreement as of September 30, 2017 or December 31, 2016 and any future revenues will relate to any milestone payments and royalties received under the agreement with respect to the two remaining targets, if any.

Roche Molecular

In December 2012, Eisai and the Company entered into an agreement with Roche Molecular under which Eisai and the Company engaged Roche Molecular to develop a companion diagnostic to identify patients who possess certain activating mutations of EZH2. In October 2013, this agreement was amended to include additional mutations in EZH2. The development costs due under the amended agreement with Roche Molecular were the responsibility of Eisai until the execution of the amended and restated collaboration and license agreement with Eisai in March 2015, at which time the Company assumed responsibility for the remaining development costs due under the agreement. In December 2015, the Company entered into a second amendment to the companion diagnostic agreement with Roche Molecular. As of September 30, 2017, the Company is responsible for the remaining development costs of $10.5 million due under the agreement. The Company expects the remaining development costs under the agreement to be incurred and paid through 2019.

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

9. Stock-Based Compensation

Total stock-based compensation expense related to stock options, restricted stock units and the employee stock purchase plan was $2.9 million and $2.7 million for the three months ended September 30, 2017 and 2016, respectively, and $8.7 million and $7.8 million for the nine months ended September 30, 2017 and 2016, respectively.

Stock-based compensation expense is classified in the consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Research and development	$1,398	$1,390	$4,299	$4,003
General and administrative	1,497	1,327	4,374	3,840

Total	$2,895	$2,717	$8,673	$7,843

Stock Options

The weighted-average grant date fair value of options, estimated as of the grant date using the Black-Scholes option pricing model, was $9.98 and $6.43 per option for those options granted during the three months ended September 30, 2017 and 2016, respectively, and $8.77 and $6.43 per option for those options granted during the nine months ended September 30, 2017 and 2016, respectively. Key assumptions used to apply this pricing model were as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Risk-free interest rate	1.8%	1.1%	1.8%	1.2%
Expected life of options	6 years	6 years	6 years	6 years
Expected volatility of underlying stock	73.4%	76.2%	74.3%	78.6%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

The following is a summary of stock option activity for the nine months ended September 30, 2017:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at December 31, 2016	4,059	$14.32
Granted	2,213	13.37
Exercised	(394)	6.70
Forfeited or expired	(964)	14.25

Outstanding at September 30, 2017	4,914	$14.52	8.21	$28,561

Exercisable at September 30, 2017	1,620	$17.22	6.63	$8,063

As of September 30, 2017, there was $26.5 million of unrecognized compensation cost related to stock options that are expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 2.8 years.

Restricted Stock Units

The following is a summary of restricted stock unit activity for the nine months ended September 30, 2017:

	Number of Units (in thousands)	Weighted Average Grant Date Fair Value per Unit
Outstanding at December 31, 2016	64	$12.20
Granted	—	—
Vested	(20)	12.20
Forfeited	(44)	12.20

Outstanding at September 30, 2017	—	$—

As of September 30, 2017, there were no restricted stock units outstanding.

10. Loss Per Share

Basic and diluted loss per share allocable to common stockholders are computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands except per share data)
Net loss	$(37,597)	$(24,336)	$(98,143)	$(75,196)
Weighted average shares outstanding	59,899	57,970	58,837	56,828

Basic and diluted loss per share allocable to common stockholders	$(0.63)	$(0.42)	$(1.67)	$(1.32)

In September 2017, the Company issued 10,557,000 shares of common stock in a public offering. The issuance of these shares contributed to the increase in the Company’s shares outstanding as of September 30, 2017 and in the weighted average shares outstanding for the three and nine months ended September 30, 2017 when compared to the comparable prior year period, and will continue to impact the year-over-year comparability of the Company’s (loss) earnings per share calculations.

The following common stock equivalents were excluded from the calculation of diluted loss per share allocable to common stockholders because their inclusion would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Stock options	4,914	4,015	4,914	4,015
Unvested restricted stock units	0	71	0	71
Shares issuable under employee stock purchase plan	7	18	7	18

	4,921	4,104	4,921	4,104

11. Related Party Transactions

Celgene has made a series of equity investments in the Company, owning 3,674,640 shares of common stock representing 5.3% of the Company’s outstanding common stock as of September 30, 2017. Refer to Note 8, Collaborations, for additional information regarding the Company’s original agreement with Celgene entered into in April 2012 and the amended and restated agreement with Celgene entered into in July 2015.

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

Our lead product candidate, tazemetostat, is an oral, first-in-class potent and selective inhibitor of the EZH2 HMT, an enzyme that is implicated in a wide range of cancers. In our clinical trials of tazemetostat in patients with relapsed or refractory non-Hodgkin lymphoma, or NHL, and in patients with certain molecularly defined solid tumors, tazemetostat has shown meaningful clinical activity as a monotherapy, and was generally well tolerated. We are conducting a broad clinical development program through company-sponsored studies and collaborations to evaluate tazemetostat as both a monotherapy and combination treatment in both hematological malignancies and solid tumors. We are testing tazemetostat in relapsed/refractory and first-line disease, across a number of subtypes of NHL in patients with and without EZH2 activating mutations, in several types of molecularly defined solid tumors in adults and children, including INI1- and SMARCA4-negative tumors, which we collectively refer to as INI1-negative tumors, and in adults with mesothelioma characterized by BAP1 loss-of-function. We plan to initiate a trial in non-small cell lung cancer, or NSCLC, by the end of 2017 and we also intend to initiate clinical development of tazemetostat for another indication in 2018.

We are conducting a global Phase 2 trial of tazemetostat in up to 250 adult patients with certain molecularly defined solid tumors, including INI1-negative tumors. In June 2017, at the American Society of Clinical Oncology Annual Meeting, or ASCO 2017, we presented interim data from the two cohorts of this trial that had reached the pre-specified futility analysis, which were the epithelioid sarcoma and synovial sarcoma cohorts. Based on the positive data that we observed in the epithelioid sarcoma cohort, we met with the U.S. Food and Drug Administration, or FDA, in May 2017 to discuss potential registration paths for tazemetostat for the treatment of INI1-negative tumors. Based on that meeting, we identified a potential path to submission for accelerated approval of tazemetostat for the treatment of epithelioid sarcoma based on a 60-patient epithelioid sarcoma cohort in our Phase 2 trial that we are conducting with a primary endpoint of overall response rate. Our goal is to submit a new drug application, or NDA, to the FDA in 2018 seeking accelerated approval of tazemetostat for epithelioid sarcoma. In connection with this submission, we plan to commence a clinical trial of tazemetostat for epithelioid sarcoma that could serve as the confirmatory trial required in connection with any accelerated approval. We have also announced the following updates relative to our adult and pediatric INI1-negative solid tumor program:

•	In October 2017, dose escalation data from our Phase 1 study of tazemetostat in pediatric patients with solid tumors were presented at the AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics. Objective responses were observed in patients with epithelioid sarcoma (n=1), poorly differentiated chordoma (n=2) and atypical teratoid rhabdoid tumors (n=1) at dose levels ranging from 520 to 900 mg/m2 twice daily.

•	The malignant rhabdoid tumor and other INI1-negative tumor cohorts of our ongoing Phase 2 trial in adult patients with molecularly defined solid tumors have surpassed their pre-specified futility assessments with objective responses observed in both populations. Based on these findings, we plan to continue enrolling and following patients, with an intention to present updated data from this trial in 2018.

We are evaluating tazemetostat in a global Phase 2 trial in up to 340 patients with relapsed or refractory NHL across six cohorts. Five of the arms are investigating tazemetostat as a monotherapy, and the sixth arm, which we opened in March 2017, is investigating tazemetostat in combination with prednisolone, a standard agent in a variety of NHL combination treatment regimens, in patients with relapsed or refractory diffuse large B-cell lymphoma, or DLBCL, an aggressive form of NHL. In addition, in June 2017, at the 14th

International Conference on Malignant Lymphoma, or ICML 2017, we presented interim efficacy, safety and biomarker data of tazemetostat as a monotherapy from all five monotherapy cohorts of our Phase 2 clinical trial investigating tazemetostat as a potential treatment for adult patients with follicular lymphoma, or FL, an indolent and currently incurable form of NHL, with EZH2 mutations or with wild-type EZH2 and patients with diffuse large B-cell lymphoma, or DLBCL, an aggressive form of NHL, with EZH2 mutations or with wild-type EZH2. We plan to meet with the FDA in the fourth quarter of 2017 to begin discussing potential paths to registration for tazemetostat as a monotherapy in NHL, which could lead to the submission of an NDA in 2019.

In addition, we are conducting a global Phase 2 monotherapy trial of tazemetostat in relapsed or refractory patients with mesothelioma characterized by BAP1 loss-of-function. We completed enrollment in this trial in the second quarter of 2017. The trial has surpassed the futility assessment and achieved the primary endpoint of at least a 30% disease control rate at 12 weeks. We intend to present data from this trial at a medical meeting in 2018.

We are actively studying tazemetostat in combination with other anti-cancer agents as part of our broad development plan for tazemetostat. We have entered into collaborations to evaluate tazemetostat in combination with other therapies approved for, or being investigated for, the treatment of DLBCL. For example, a Phase 1b immuno-oncology trial in collaboration with Genentech, a member of the Roche Group, is underway to investigate the combination of tazemetostat and Genentech’s anti-PD-L1 cancer immunotherapy, atezolizumab (Tecentriq®), in patients with relapsed or refractory DLBCL. In June 2017, we announced an expansion of our clinical collaboration with Genentech to investigate the combination of tazemetostat with atezolizumab in a Phase 1b/2 clinical trial for the treatment of patients with relapsed/refractory metastatic NSCLC as part of MORPHEUS, Genentech’s open-label, multi-center, randomized umbrella trial evaluating the efficacy and safety of multiple immunotherapy-based treatment combinations for metastatic NSCLC that we expect will be initiated by the end of 2017. We have initiated a Phase 1b/2 clinical trial in collaboration with the Lymphoma Study Association, or LYSA, a premier cooperative French lymphoma group, to evaluate tazemetostat in combination with R-CHOP, the standard of care first-line combination DLBCL treatment, in a first-line setting in newly diagnosed, elderly, high-risk patients with DLBCL. We anticipate initial data on tazemetostat as a combination agent in 2018.

In March 2017, we opened an additional arm of our ongoing Phase 2 NHL study to investigate tazemetostat in combination with prednisolone in patients with relapsed or refractory DLBCL. We also plan to begin a combination trial of tazemetostat in patients with FL in 2018.

In addition, under our cooperative research and development agreement, or CRADA, with the National Cancer Institute, or NCI, a trial sponsored by NCI under the CRADA of tazemetostat for the treatment of ovarian cancer is in the planning stages. In addition, the NCI has initiated its Pediatric MATCH trial, which includes a Phase 2 evaluation of tazemetostat as one of its treatment cohorts. This multi-institutional trial will evaluate tazemetostat as a monotherapy for pediatric patients with advanced solid tumors, including central nervous system tumors, NHL or histiocytic disorders with EZH2 activating mutations, or loss of function mutations in the SWI/SNF complex subunits SMARCB1 or SMARCA4.

We own the global development and commercialization rights to tazemetostat outside of Japan. Eisai Co. Ltd, or Eisai, holds the rights to develop and commercialize tazemetostat in Japan, and holds a limited right of first negotiation for the rest of Asia. Tazemetostat is covered by claims of U.S. and European composition of matter patents, which are expected to expire in 2032, without taking into consideration any patent term or other extensions. The FDA has granted tazemetostat Fast Track designation in patients with relapsed or refractory FL, with or without activating EZH2 mutations, and relapsed or refractory DLBCL with EZH2 activating mutations, and orphan drug designation for the treatment of patients with malignant rhabdoid tumors, or MRT, soft tissue sarcoma, and mesothelioma. The orphan drug designation for the treatment of MRT applies to INI1-negative MRT as well as SMARCA4-negative malignant rhabdoid tumor of ovary, or MRTO.

We have collaboration agreements with Celgene Corporation and Celgene RIVOT Ltd., an affiliate of Celgene Corporation, which we collectively refer to as Celgene, Glaxo Group Limited (an affiliate of GlaxoSmithKline), or GSK, and Eisai. We also have a collaboration with Roche Molecular Systems, Inc., or Roche Molecular, to develop a companion diagnostic for use with tazemetostat to identify NHL patients with EZH2 activating mutations. These collaborations provide us with access to considerable scientific, development, regulatory and commercial capabilities. As of September 30, 2017, we had received $217.8 million in non-equity funding under these collaborations.

Since our inception, we have pioneered the discovery and development of novel epigenetic medicines. We have discovered and developed three first-in-class experimental medicines that are in clinical trials, including tazemetostat. In addition to tazemetostat, we plan to evaluate pinometostat, an inhibitor of the DOT1L HMT that is the subject of our collaboration with Celgene, under our CRADA with the Cancer Therapy Evaluation Program, or CTEP, of the NCI as a combination therapy for patients with acute leukemias. Under our collaboration with GSK, GSK is evaluating GSK3326595, a protein arginine methyltransferase 5, or PRMT5, inhibitor discovered by us and licensed to GSK under the collaboration, in a Phase 1 clinical trial in patients with solid tumors and NHL. Additional small molecule HMT inhibitor programs are being advanced under our collaborations with Celgene and GSK. We have also identified novel epigenetic targets across multiple gene families for which we are developing small molecule inhibitors in preclinical drug discovery. We will introduce our novel G9a program for the potential treatment of sickle cell disease during an oral presentation at the 2017 American Society of Hematology (ASH) Annual Meeting on December 11, 2017. This program consists of molecules invented by our scientists through our platform focused on HMT discovery. We also plan to identify additional development candidates in 2018 and 2019 with the goal of commencing clinical trials of three new product candidates by the end of 2020. We own the global development and commercialization rights to these programs. All of our novel targets have been identified internally using our proprietary drug discovery platform, and all of our small molecule inhibitors have been discovered internally.

We commenced active operations in early 2008, and since inception, have incurred significant operating losses. As of September 30, 2017, our accumulated deficit totaled $451.9 million. As a clinical stage company, we expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect our expenses to increase in connection with our ongoing activities, including as we execute on our clinical development plans for tazemetostat.

Development Program Update

The following table summarizes our current pipeline:

Tazemetostat Clinical Program

Tazemetostat NHL Clinical Program

We are executing a broad clinical development program for tazemetostat as both a monotherapy and combination treatment in relapsed/refractory and first-line NHL, as summarized below.

Tazemetostat— Clinical Trial for NHL

We are evaluating tazemetostat in a global Phase 2 trial in up to 340 patients with relapsed or refractory NHL across six cohorts. Five of the cohorts are investigating tazemetostat as a monotherapy, and the sixth cohort, which we opened in March 2017, is investigating tazemetostat in combination with prednisolone in patients with relapsed or refractory DLBCL. We also plan to begin a combination trial of tazemetostat in patients with FL in 2018.

Patients are dosed with tazemetostat at 800 mg twice daily with tablets taken orally. The three cohorts enrolling patients with DLBCL are enrolling 60 patients each, the two cohorts enrolling patients with FL are enrolling 45 patients each, and the prednisolone combination cohort is enrolling 70 patients. The monotherapy trial cohorts are as follows:

•	FL with EZH2 mutations;

•	FL with wild-type EZH2;

•	DLBCL with Germinal Center B-cell, or GCB, subtype and EZH2 mutations;

•	DLBCL with GCB subtype and wild-type EZH2; and

•	DLBCL with non-GCB subtype.

The prednisolone combination cohort is enrolling both GCB and non-GCB DLBCL patients with wild-type EZH2.

The primary endpoint of the trial is overall response rate. Secondary endpoints include duration of response, progression free survival, overall survival, safety and population pharmacokinetics. We completed enrollment in the cohorts enrolling wild-type EZH2 FL and DLBCL patients, and we expect to complete enrollment in the cohorts enrolling patients with EZH2 mutations in 2018.

In June 2017, at ICML 2017, we presented interim efficacy and safety data from the trial, as well as data from a 62-gene panel biomarker study of tazemetostat in patients with various subtypes of NHL.

Follicular Lymphoma Efficacy Data

FL is considered to be incurable with existing treatments and is characterized by cycles of relapse that become increasingly difficult to treat with each disease progression. We estimate that approximately 40,000 FL patients in the United States and major European countries alone are treated with these systemic therapies each year, of which an estimated 20% have an EZH2 activating mutation. There are no approved treatments indicated for patients with FL with an EZH2 mutation.

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

For DLBCL patients with EZH2 activating mutations, five of 17 patients experienced a confirmed objective response (all partial), representing an objective response rate of 29%. Median time to first response was 8.3 weeks, with a range of 4.6 to 48.1 weeks. For DLBCL patients with wild-type EZH2, 18 of 119 patients experienced a PR or CR, representing an overall response rate of 15%. Ten of the 18 experienced a CR (8%) and eight experienced a PR (7%). Median time to first response was 8.5 weeks, with a range of 5.3 to 24.7 weeks.

Tazemetostat NHL Safety Data

Safety data from patients in this Phase 2 trial (n=210), as of the data cutoff date, demonstrated favorable tolerability in the trial, consistent with the experience observed in a safety database exceeding 400 patients from tazemetostat clinical trials to date. Across all cohorts of this trial, dose reductions and discontinuations due to treatment-related adverse events were low, at only 3% and 2%, respectively. The majority of treatment-emergent adverse events, or TEAEs, were grade 1 or 2, with only 18% of grade 3 or higher being considered treatment-related. Treatment-related TEAEs, regardless of attribution and affecting more than five percent of patients, included nausea (14%); thrombocytopenia (13%); anaemia (10%); neutropenia (9%); diarrhoea and asthenia (8% each); and fatigue (7%).

Tazemetostat—Combination Clinical Trials for NHL

In addition to evaluating tazemetostat as a monotherapy for NHL, we are investigating the combination of tazemetostat with other cancer agents in both the relapsed/refractory and first-line settings.

•	Atezolizumab. Based on preclinical evidence showing that EZH2 inhibition may enhance the activity of checkpoint inhibitors, we entered into a collaboration agreement with Genentech to conduct a global Phase 1b trial combining tazemetostat with atezolizumab, a PD-L1 inhibitor. The global trial was initiated in the fourth quarter of 2016 and is being conducted by Genentech. The trial will enroll approximately 45 patients with relapsed or refractory DLBCL. Primary endpoints in the trial include safety and combination tolerability with the objective of establishing a recommended Phase 2 dose. Secondary and exploratory endpoints include overall response, objective response, duration of response, pharmacokinetics and preliminary biomarker assessment.

•	R-CHOP. We are studying tazemetostat in combination with R-CHOP, in collaboration with LYSA. We have generated preclinical data showing synergy between tazemetostat and the chemotherapy and steroid components of R-CHOP. This multi-center Phase 1b/2 trial in first-line, elderly high-risk patients with DLBCL will enroll up to 133 patients. Primary endpoints in the trial include CR rate as well as safety and tolerability of the combination. Secondary endpoints include overall response rate and progression free survival. The trial was initiated in the fourth quarter of 2016.

•	Prednisolone. In March 2017, we opened an additional cohort of our ongoing Phase 2 NHL trial to investigate tazemetostat in combination with prednisolone for patients with relapsed or refractory DLBCL. We determined to conduct this combination trial based on substantial preclinical synergy data with prednisolone, a standard agent in a variety of NHL treatment regimens, including R-CHOP. The objective of this new cohort of the ongoing Phase 2 NHL trial is to evaluate the clinical synergy of the agents and to explore the potential of prednisolone to slow progression in patients with aggressive disease.

•	FL combination. We have seen extensive preclinical synergy of tazemetostat with a number of targeted agents and chemotherapies used for, or in development for the treatment of FL. In 2018, we plan to begin a combination trial of tazemetostat in patients with FL.

Tazemetostat Clinical Program in Molecularly Defined Solid Tumors

We are conducting a registration-supporting, global Phase 2 trial of tazemetostat in patients with certain molecularly defined solid tumors, including INI1-negative tumors and synovial sarcoma. This trial is enrolling up to 250 patients. The patients in the trial were previously stratified into one of five cohorts: epithelioid sarcoma (n=60), rhabdoid tumors (n=30), other INI1-negative tumors (n=30), renal medullary carcinoma (n=30) and synovial sarcoma (n=30). Recently, we opened two additional cohorts: INI1-negative chordoma (n=30) and a cohort to explore the effect of tazemetostat treatment on immune responsiveness by obtaining paired tumor biopsies in epithelioid sarcoma patients (n=40).

Patients in the Phase 2 trial in molecularly defined solid tumors are dosed at 800 mg twice daily with tablets taken orally. The primary endpoint for the epithelioid sarcoma cohort is a composite endpoint including overall response rate and disease control rate. The primary endpoint for the synovial sarcoma cohort is disease control, defined as a CR, PR or SD, at 16 weeks. The primary endpoint for the other cohorts is overall response rate. Secondary endpoints include duration of response, overall survival, progression-free survival, or PFS, overall survival and safety and pharmacokinetics.

The epithelioid sarcoma cohort in Epizyme’s Phase 2 trial represents the largest prospective trial of epithelioid sarcoma with any approved or investigational treatment to date. The cohort was initially designed to enroll 30 patients, and was expanded in December 2016 to enroll an additional 30 patients based on encouraging early activity. We completed enrollment in the 60-patient epithelioid sarcoma cohort in July 2017, and have begun enrolling a new cohort to enroll up to an additional 40 patients to explore the effect of tazemetostat treatment on immune responsiveness by obtaining paired tumor biopsies in these patients.

Epithelioid sarcoma is an ultra-rare and aggressive soft tissue sarcoma, characterized by a loss of the INI1 protein. It is most commonly diagnosed in young adults (20-40 years old) and is often fatal. There is no established standard-of-care for treating these patients, who are typically resistant to chemotherapy.

In June 2017, at ASCO 2017, we presented interim data from 31 patients in the initial epithelioid sarcoma cohort, as of the data cutoff date of May 1, 2017. In these patients, tazemetostat treatment resulted in a 32% disease control rate, the primary endpoint. Disease control rate is comprised of confirmed objective responses measured in accordance with Response Evaluation Criteria In Solid Tumors, or RECIST 1.1, guidelines for any duration or disease stabilization of 32 weeks or more. As of the data cutoff date, four patients (13%) had achieved confirmed objective responses (all partial), and the time to response ranged from two months to six months. The median duration of response was seven months and ongoing. Prolonged disease stabilization of 32 weeks or more was observed in six patients (19%), including two patients having SD for more than 15 months.

We also presented data from the synovial sarcoma cohort of the trial at ASCO 2017. Unlike the cancers in the other six cohorts of the trial, synovial sarcoma is characterized by a functional dysregulation of INI1, rather than by a complete loss of INI1. The synovial sarcoma cohort of the Phase 2 trial has been fully enrolled at approximately 30 patients. The data presented show tazemetostat treatment resulted in SD as the best response in 10 patients (30%) with five patients (15%) meeting the primary endpoint of disease stabilization for 16 weeks or longer. Although this cohort of the trial surpassed its interim futility hurdle, we concluded that the activity of tazemetostat in this cohort was insufficient to continue further investigation of tazemetostat in this population as a monotherapy.

Our goal is to submit an NDA to the FDA in 2018 seeking accelerated approval of tazemetostat for epithelioid sarcoma. In connection with this submission, we plan to commence a clinical trial of tazemetostat for epithelioid sarcoma that could serve as the confirmatory trial required in connection with any accelerated approval.

We are also conducting a global Phase 1 dose-escalation and expansion trial of tazemetostat in approximately 110 children with INI1-negative solid tumors, in which we have completed the dose-escalation portion and have advanced to the dose-expansion stage. In this trial, we are using an oral suspension formula of tazemetostat in the dose-escalation portion, as well as both the oral suspension and a tablet formulation in the dose-expansion portion. Objective responses were observed in patients with epithelioid sarcoma (n=1), poorly differentiated chordoma (n=2) and atypical teratoid rhabdoid tumors (n=1) at dose levels ranging from 520 to 900 mg/m2 twice daily. The recommended Phase 2 dose has been reached and we have advanced to the dose-expansion stage. The primary endpoint of the trial is safety, with the objective of establishing the recommended Phase 2 dose in pediatric patients. Secondary endpoints include pharmacokinetics, objective response rate, duration of response, PFS and overall survival.

Tazemetostat Mesothelioma Clinical Program

We are conducting a global Phase 2 monotherapy trial of tazemetostat in relapsed or refractory patients with mesothelioma characterized by BAP1 loss-of-function. The first stage of the trial will evaluate safety and pharmacokinetics in patients with relapsed or refractory mesothelioma, regardless of BAP1 status. The second stage of the trial will evaluate disease control rate in patients with mesothelioma characterized by BAP1 loss-of-function. The first patient in the trial was dosed in August 2016. We completed enrollment in this trial in the second quarter of 2017 with 74 patients in total. Patients are dosed at 800 mg twice daily with tablets taken orally. The primary endpoint of the trial is disease control rate, defined as CR, PR, or SD, at 12 weeks. The trial has surpassed the futility assessment and achieved the primary endpoint of at least a 30% disease control rate at 12 weeks. We intend to present data from this trial at a medical meeting in 2018.

Tazemetostat Clinical Program in Non-Small Cell Lung Cancer

In June 2017, we announced an expansion of our clinical collaboration with Genentech. Under the collaboration, tazemetostat administered in combination with atezolizumab will be evaluated in a Phase 1b/2 clinical trial for the treatment of patients with relapsed/refractory metastatic NSCLC. The trial will be part of MORPHEUS, Genentech’s open-label, multi-center, randomized umbrella trial evaluating the efficacy and safety of multiple immunotherapy-based treatment combinations for metastatic NSCLC. Genentech will sponsor the Phase 1b/2 clinical trial. It is anticipated that the trial will enroll up to 40 patients who have experienced disease progression during or following treatment with a platinum-containing chemotherapy regimen and a PD-L1/PD-1 checkpoint inhibitor.

Tazemetostat Clinical Program in Other Tumor Types

In October 2016, we announced a CRADA with the NCI to evaluate tazemetostat in clinical trials in a variety of hematologic malignancies and solid tumors. Under the CRADA, we plan to evaluate tazemetostat in a Phase 2 clinical trial in adult patients with ovarian cancer and in a Phase 2 trial in pediatric patients with solid tumors and lymphoma. As part of the agreement, additional clinical trials will be considered. NCI will predominantly fund the studies and manage trial operations.

In July 2017, we announced that the NCI’s Pediatric MATCH trial will include a Phase 2 evaluation of tazemetostat as one of its treatment cohorts. Conducted under our CRADA executed with NCI in 2016, this multi-institutional trial will evaluate tazemetostat as a monotherapy for pediatric patients with advanced solid tumors, including CNS tumors, non-Hodgkin lymphoma or histiocytic disorders that harbor EZH2 activating mutations, or loss of function mutations in the SWI/SNF complex subunits SMARCB1 or SMARCA4. The Pediatric MATCH trial, which will be operationalized by the Children’s Oncology Group, aims to match targeted agents, such as tazemetostat, with specific molecular changes identified through genomic sequencing of refractory or recurrent tumors from children and adolescents with cancer.

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

Under the CRADA that we entered with the NCI in October 2016 for pinometostat, the NCI has agreed to evaluate the safety and efficacy of pinometostat in patients with acute leukemias. Initial studies will evaluate the combination of pinometostat with standard-of-care therapies or targeted agents in acute myeloid leukemia, acute lymphoid leukemia, or MLL-r. As part of the agreement, additional clinical trials will be considered. NCI will predominantly fund the studies and manage trial operations.

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

Corporate Strategy

Our goal is to become a fully integrated biopharmaceutical company developing and commercializing novel epigenetic therapies for patients with cancer and other diseases. We have a robust proprietary drug discovery platform and the demonstrated ability to move candidates into clinical development. We have recently begun building the infrastructure necessary to support the successful launch and marketing of tazemetostat and other product candidates that may receive marketing approval. The key elements of our strategy to achieve this goal are to:

•	Rapidly Advance the Clinical Development of Tazemetostat in Molecularly Defined Solid Tumors and NHL. We are executing a broad clinical development program of tazemetostat for molecularly defined solid tumors and NHL. Due to a lack of treatment options and the severity of disease associated with epithelioid sarcoma, we believe that this molecularly defined patient population may represent the fastest potential path to a first NDA submission, approval and commercial launch for tazemetostat. Based on a meeting with the FDA, we have identified a potential path to submission for accelerated approval in this indication and we are targeting submission of our first NDA to the FDA for tazemetostat for epithelioid sarcoma in 2018. We plan to meet with the FDA to begin discussing potential paths to registration for tazemetostat as a monotherapy in NHL in the fourth quarter of 2017.

•	Seek to Expand the Range of Potential Indications for Tazemetostat. We are conducting a broad development program for tazemetostat to expand its potential benefit in different combinations, in both early- and late-lines of treatment and in additional indications. These efforts include our three ongoing combination trials in DLBCL evaluating tazemetostat with atezolizumab, tazemetostat with prednisolone and tazemetostat with R-CHOP; our planned combination trial in FL; our ongoing monotherapy trial in mesothelioma; and our planned combination trial with atezolizumab in NSCLC.

We also have multiple ongoing and planned studies investigating tazemetostat as a monotherapy and combination agent through our CRADA with the NCI, as well as over two dozen academic collaborations investigating the role of tazemetostat in other cancer types in preclinical models. If we see strong preclinical evidence of sensitivity of specific tumors to EZH2 inhibition, and if a medical need exists, we will consider initiating proof of concept human clinical trials.

•	Establish Commercialization and Marketing Capabilities in the United States. We own the global development and commercialization rights to tazemetostat outside of Japan. We have retained commercialization rights in the United States to all of our other programs, except the two programs that are the subject of our GSK collaboration and two of the preclinical programs that are the subject of our collaboration with Celgene. We plan to retain commercialization rights in the United States and possibly in select foreign jurisdictions in connection with any future collaborations. We intend to build a focused field presence and marketing capabilities to commercialize any of our product candidates that receive regulatory approval in the United States, as well as the capabilities to lead global commercial strategy.

•	Use Our Drug Discovery Platform to Build a Pipeline of Proprietary CMP Inhibitors. Using our proprietary drug discovery platform, we take a disciplined approach to investing in the development of additional novel, small molecule inhibitors of CMPs. We currently hold U.S. development and commercialization rights to one of our three preclinical programs subject to Celgene’s option under our collaboration. In addition, we have identified multiple, novel CMP targets against which we are progressing small molecule inhibitors in preclinical development. We own the global development and commercialization rights to these programs. We will introduce our novel G9a program for the potential treatment of sickle cell disease during an oral presentation at the 2017 ASH Annual Meeting on December 11, 2017. We also plan to identify additional development candidates in 2018 and 2019 with the goal of commencing clinical trials of three new product candidates by the end of 2020.

•	Develop Companion Diagnostics for Use with Our Therapeutic Product Candidates. We plan to develop companion diagnostics for use in connection with our product candidates for targeted therapy where appropriate. We believe that this approach may enable us to accelerate the clinical development and regulatory timelines for our therapeutic product candidates and, for any of our therapeutic product candidates that receive marketing approval, improve patient care by identifying patients who are more likely to benefit from the therapy. We intend to develop diagnostics based on currently available diagnostic technologies to the extent possible in order to minimize development and regulatory risk of our diagnostic programs. We are working with Roche Molecular to develop a companion diagnostic, based on currently available technology, for use with tazemetostat to identify NHL patients with EZH2 activating mutations. We also plan to evaluate the need for a companion diagnostic to identify patients with BAP1 loss-of-function for our mesothelioma program.

•	Leverage Collaborations. Our strategic collaborations with Celgene, GSK, Eisai, Genentech, LYSA, Roche Molecular, NCI and numerous external academic researchers provide us with access to the scientific, development, regulatory and commercial capabilities of our collaborators. We believe that collaborations like these can contribute to our ability to rapidly advance our product candidates, build our product platform and concurrently progress a wide range of discovery and development programs. We may seek to enter into additional strategic collaborations in the future.

Collaborations

Refer to Note 8, Collaborations, of the notes to our consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of the key terms of our arrangements with Eisai, Celgene and GSK.

In May 2017, we earned a $10.0 million milestone payment from GSK related to the second target in the collaboration, following GSK’s initiation of good laboratory practices toxicology studies for a first-in-class methyltransferase inhibitor discovered by us and licensed to GSK.

Subsequent to a GSK strategic portfolio prioritization, we received notice in October 2017 that GSK terminated the agreement with respect to the third target, effective December 31, 2017, which returns all rights to that target to us. Two other targets continue to be subject to the agreement and are not impacted by the termination. As a result of the termination of the third target, no additional payments will be received related to that target.

In June 2017, we announced an expansion of our clinical collaboration with Genentech to investigate the combination of tazemetostat with atezolizumab in a Phase 1b/2 clinical trial for the treatment of patients with relapsed/refractory metastatic NSCLC. The trial will be part of MORPHEUS, Genentech’s open-label, multi-center, randomized umbrella trial evaluating the efficacy and safety of multiple immunotherapy-based treatment combinations for metastatic NSCLC that we expect will be initiated by the end of 2017.

Results of Operations

Collaboration Revenue

The following is a comparison of collaboration revenue for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
	(In millions)
Collaboration revenue	$—	$6.6	$(6.6)	$10.0	$7.5	$2.5

We recognized no collaboration revenue in the three months ended September 30, 2017 and $10.0 million of collaboration revenue in the nine months ended September 30, 2017, compared to $6.6 million and $7.5 million in the three and nine months ended September 30, 2016, respectively. Collaboration revenue in the nine months ended September 30, 2017 reflects a $10.0 million milestone payment from GSK, which we earned in May 2017 related to the second target in the collaboration, upon GSK’s initiation of GLP toxicology studies for a first-in-class methyltransferase inhibitor that we discovered and licensed to GSK. In the three and nine months ended September 30, 2016, collaboration revenue was primarily attributable to the GSK collaboration, which reflects the $6.0 million milestone earned upon GSK’s initiation of patient dosing in a Phase 1 clinical trial of its PRMT5 inhibitor, the first target in the collaboration. There was no collaboration revenue recognized from deferred revenue from upfront payments in the three and nine months ended September 30, 2017, as compared to $0.5 million and $1.4 million recognized from deferred revenue related to our Celgene agreement in the three and nine months ended September 30, 2016, respectively. We did not recognize any collaboration revenue for research and development services in the three and nine months ended September 30, 2017 and 2016.

Research and Development

The following is a comparison of research and development expenses for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
	(In millions)
Research and development	$28.7	$23.9	$4.8	$80.7	$63.1	$17.6

During the three months ended September 30, 2017, total research and development expenses increased by $4.8 million compared to the three months ended September 30, 2016. During the nine months ended September 30, 2017, total research and development expenses increased by $17.6 million compared to the nine months ended September 30, 2016. The increases in the three and nine months ended September 30, 2017 are primarily due to increased tazemetostat manufacturing activities, tazemetostat clinical development and research activities related to advancing the Company’s next development program.

The following table illustrates the components of our research and development expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
Product Program	2017	2016	2017	2016
	(In millions)
External research and development expenses:
Tazemetostat and related EZH2 programs	$14.9	$11.2	$37.9	$27.4
Pinometostat and related DOT1L programs	0.3	0.8	0.7	1.9
Discovery and preclinical stage product programs, collectively	5.3	4.5	14.8	11.5
Unallocated personnel and other expenses	8.2	7.4	27.3	22.3

Total research and development expenses	$28.7	$23.9	$80.7	$63.1

External research and development expenses for tazemetostat and related EZH2 programs increased $3.7 million and $10.5 million during the three and nine months ended September 30, 2017, respectively, compared to the three and nine months ended September 30, 2016. The increase in tazemetostat related spending in the three and nine months ended September 30, 2017 is primarily a result of a significant increase in tazemetostat manufacturing and clinical trial activities in the three and nine months ended September 30, 2017 as compared to the three and nine months ended September 30, 2016. External research and development costs include external manufacturing costs related to the acquisition of active pharmaceutical ingredient and manufacturing of clinical drug supply, ongoing clinical trial costs, discovery and preclinical research in support of the tazemetostat program and expenses associated with our companion diagnostic program.

External research and development expenses for pinometostat and related DOT1L programs for the three months ended September 30, 2017 decreased $0.5 million when compared to the three months ended September 30, 2016. External research and development expenses for pinometostat and related DOT1L programs for the nine months ended September 30, 2017 decreased $1.2 million as compared to the nine months ended September 30, 2016. The decline in program spending reflects our completion of the pinometostat Phase 1 clinical trials during the fourth quarter of 2016 and the associated reduction in costs. The costs incurred related to pinometostat in the three and nine months ended September 30, 2017 are primarily associated with costs attributed to the CRADA with the NCI.

External research and development expenses for discovery and preclinical stage product programs increased $0.8 million and $3.3 million for the three and nine months ended September 30, 2017, respectively, compared to the three and nine months ended September 30, 2016, primarily related to increased research activities related to our novel G9a program for the potential treatment of sickle cell disease and expansion of activities related to our platform and other new target families.

Unallocated personnel and other expenses are comprised of compensation expenses for our full-time research and development employees and other general research and development expenses. Unallocated personnel and other expenses for the three and nine months ended September 30, 2017 increased $0.8 million and $5.0 million, respectively, compared to the three and nine months ended September 30, 2016. The increase in unallocated personnel and other expenses in the three and nine months ended September 30, 2017 was primarily due to the expansion of our development organization to support expanded tazemetostat clinical trials, chemistry, manufacturing and controls, translational medicine, data analytics and regulatory activities.

We expect research and development expenses to continue to increase during the remainder of 2017, as we progress and expand our clinical development program for tazemetostat, expand our regulatory activities, increase tazemetostat manufacturing activities and advance our novel G9a program into IND-enabling preclinical testing.

General and Administrative

The following is a comparison of general and administrative expenses for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
	(In millions)
General and administrative	$9.3	$7.5	$1.8	$28.8	$20.8	$8.0

For the three and nine months ended September 30, 2017, our general and administrative expenses increased $1.8 million and $8.0 million, respectively, compared to the three and nine months ended September 30, 2016, primarily due to increased headcount, expanded business development and pre-commercial activities, and expanded human resources and finance activities to support our growth.

We expect that general and administrative expenses will be relatively constant in the fourth quarter of 2017 as compared to the first three quarters of 2017.

Other Income, Net

The following is a comparison of other income, net for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	Change	2017	2016	Change
	(In millions)
Other income, net:
Interest income, net	$0.5	$0.5	$—	$1.4	$1.1	$0.3
Other income (expense)	—	—	—	(0.1)	—	(0.1)

Other income, net	$0.5	$0.5	$—	$1.3	$1.1	$0.2

Other income, net primarily consists of interest income earned on our cash equivalents and marketable securities, net of imputed interest expense paid under our capital lease obligation. Interest income, net remained consistent at $0.5 million for the three months ended September 30, 2017, compared to the three months ended September 30, 2016. Interest income, net increased $0.3 million for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016, primarily due to interest associated with short-term interest bearing securities that were purchased in May 2016.

Income Tax Expense

We did not record a federal or state income tax provision or benefit for the three and nine months ended September 30, 2017 and 2016 due to the expected loss before income taxes to be incurred for the years ended December 31, 2017 and 2016, as well as our continued maintenance of a full valuation allowance against our net deferred tax assets.

Liquidity and Capital Resources

In September 2017, we raised $151.3 million, net of underwriting discounts and commissions, but before direct and incremental costs of the offering, from the sale of 10,557,000 shares of our common stock in a public offering at a price of $15.25 per share. Through September 30, 2017, we have raised an aggregate of $891.6 million to fund our operations, of which $217.8 million was non-equity funding through our collaboration agreements, $597.8 million was from the sale of common stock in our public offerings, which includes $152.9 million during the first quarter and third quarter of 2017, and $76.0 million from the sale of redeemable convertible preferred stock. As of September 30, 2017, we had $307.2 million in cash, cash equivalents, and marketable securities.

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

Outlook

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash, cash equivalents and marketable securities as of September 30, 2017, will be sufficient to fund our planned operating expenses and capital expenditure requirements into at least the third quarter of 2019, without giving effect to any potential option exercise fees or milestone payments we may receive under our collaboration agreements. We have based this estimate on assumptions that may prove to be wrong, particularly as the process of testing drug candidates in clinical trials is costly and the timing of progress in these trials is uncertain. As a result, we could use our capital resources sooner than we expect.

Cash Flows

The following is a summary of cash flows for the nine months ended September 30, 2017 and 2016:

	Nine months ended September 30,
	2017	2016	Change
	(In millions)
Net cash used in operating activities	$(90.0)	$(75.4)	$(14.6)
Net cash provided by (used in) investing activities	76.2	(198.2)	274.4
Net cash provided by financing activities	155.8	131.3	24.5

Net Cash Used in Operating Activities

Net cash used in operating activities was $90.0 million during the nine months ended September 30, 2017 compared to $75.4 million during the nine months ended September 30, 2016. The increase in net cash used in operating activities primarily relates to the increase in net loss in the period ended September 30, 2017 compared to the period ended September 30, 2016, partially offset by changes in working capital.

Net cash used in operating activities for the nine months ended September 30, 2017 primarily relates to our net loss of $98.1 million and a net $1.6 million use of cash from changes in operating assets and liabilities, which was partially offset by non-cash stock-based compensation of $8.7 million and depreciation of $1.2 million. The most significant items affecting working capital in the nine months ended September 30, 2017 include increased prepaid expenses associated with the expansion of our clinical activities and increased accounts payable and accrued expenses associated with increased research activities related to our next potential development candidate and expansion of activities related to our platform and new target families.

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

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities during the nine months ended September 30, 2017 reflects $115.6 million of purchases of available-for-sale securities, maturities of available-for-sale securities of $192.5 million and purchases of property and equipment of $0.7 million.

Net cash used in investing activities during the nine months ended September 30, 2016 reflects $212.1 million of purchases of available-for-sale securities, maturities of available-for-sale securities of $14.4 million and $0.4 million of purchases of property and equipment during the period.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $155.8 million during the nine months ended September 30, 2017 primarily reflects net cash received from the sale of common stock in public offerings in the first quarter and third quarter of 2017 of $152.9 million, cash received from stock option exercises of $2.6 million, and the purchases of shares under our employee stock purchase plan of $0.7 million, partially offset by the payments under our capital lease obligation of $0.5 million.

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

Under the Lease as amended by the Amendments, we are responsible for aggregate minimum rent payments of $18.6 million, of which approximately $1.2 million was paid prior to September 30, 2017. The remaining future minimum rent payments from October 1, 2017 through November 30, 2022 are as follows:

	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(In thousands)
Real estate leases	$17,411	$2,954	$6,721	$7,130	$606

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

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2017, we had cash equivalents and available-for-sale securities of $307.2 million consisting of money market funds, corporate bonds, commercial paper and government-related obligations. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. We estimate that a hypothetical 100-basis point change in market interest rates would impact the fair value of our investment portfolio as of September 30, 2017 by $0.3 million.

We contract with CROs and manufacturers globally. Transactions with these providers are predominantly settled in U.S. dollars and, therefore, we believe that we have only minimal exposure to foreign currency exchange risks. We do not hedge against foreign currency risks.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that the we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Business Officer), to allow timely decisions regarding required disclosure.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Business Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Chief Business Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2017.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Product candidates are subject to continued preclinical safety studies, which may be conducted concurrently with our clinical testing. The outcomes of these safety studies may delay the launch of or enrollment in future clinical studies. For example, in the course of our preclinical safety studies of tazemetostat, we observed the development of lymphoma in Sprague Dawley rats. As a result of these findings, coupled with our limited clinical experience in FL at the time of the IND submission in December 2015, we were unable to conduct our Phase 2 trial of tazemetostat in FL patients in the United States until the beginning of 2017. If we are unable to adequately address matters such as this when they arise, we may be unable to conduct clinical trials of our product candidates in the United States or in other countries, our trials may be limited to certain patient populations or our ability to conduct other trials in the United States or in other countries may be delayed.

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

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside of the United States. In particular, because certain of our products may be focused on specific patient populations, our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate. For instance, our ongoing clinical trials of tazemetostat in adult and pediatric patients with INI1-negative tumors are targeting rare patient populations where patient numbers are limited. In addition, our Phase 2 clinical trial of tazemetostat in patients with NHL has two cohorts targeting patients with EZH2 activating mutations in their tumors, one in GCB DLBCL and one in FL. Based on the aggregate scientific literature, we believe that patients with these mutations represent approximately 20% of the total GCB DLBCL and FL population in the United States and other major reimbursable markets. In any clinical trial, the actual percentage of patients enrolled with these EZH2 mutations may vary from the range suggested by the literature. In addition, some of our competitors have ongoing clinical trials for product candidates that may treat the broader patient populations within which our product candidates are being developed for the treatment of a subset of identifiable patients with cancer and other diseases, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates.

Patient enrollment is affected by other factors including:

•	the severity of the disease under investigation;

•	the eligibility criteria for the trial in question;

•	the perceived risks and benefits of the product candidate under trial;

•	the efforts to facilitate timely enrollment in clinical trials;

•	the patient referral practices of physicians;

•	the ability to monitor patients adequately during and after treatment;

•	the proximity and availability of clinical trial sites for prospective patients; and

•	the ability to identify specific patient population for molecularly defined trial cohort(s).

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

If our collaborators are unable to successfully develop companion diagnostics to accompany our therapeutic product candidates when needed, or experience significant delays in doing so, we may not achieve timely marketing approval or realize the full commercial potential of our therapeutic product candidates.

We may work with collaborators to develop companion diagnostics for our therapeutic product candidates to identify those patients for our clinical trials who have the specific cancer subtypes that we are seeking to treat as appropriate and when existing, available technology may not be sufficient to identify those patients. We do not have experience or capabilities in developing or commercializing diagnostics and plan to rely in large part on third parties to perform these functions. For example, we have entered into an agreement with Roche Molecular to develop a companion diagnostic, based on currently available technology, for use with tazemetostat to identify NHL patients with EZH2 activating mutations. Companion diagnostics are subject to regulation as medical devices by the FDA and similar regulatory authorities outside of the United States and require separate regulatory consideration prior to commercialization. If any third parties that we engage to assist us are unable to successfully develop companion diagnostics that are needed for our therapeutic product candidates, or experience delays in doing so:

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

Since inception, we have incurred significant operating losses. Our net loss was $98.1 million for the nine months ended September 30, 2017. As of September 30, 2017, we had an accumulated deficit of $451.9 million. To date, we have financed our operations primarily through our collaborations, our public offerings, and private placements of our preferred stock. All of our revenue to date has been collaboration revenue. We have devoted substantially all of our financial resources and efforts to research and development, including clinical and preclinical studies. We are still in the early to middle stages of development of our product candidates, and we have not completed development of any drug candidates. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will continue to increase over the next several years as we:

•	continue our Phase 2 clinical trial of tazemetostat for the treatment of patients with NHL, our Phase 2 clinical trial of tazemetostat for the treatment of adult patients with certain molecularly defined solid tumors and our Phase 1 clinical trial of tazemetostat for the treatment of pediatric patients with certain molecularly-defined solid tumors;

•	continue our Phase 2 clinical trial of tazemetostat in relapsed or refractory patients with mesothelioma characterized by BAP1 loss-of-function;

•	continue our clinical trials of tazemetostat in combination with R-CHOP in first-line elderly patients with DLBCL and in combination with Genentech’s anti-PD-L1 cancer immunotherapy, atezolizumab, in patients with relapsed or refractory DLBCL and in patients with NSCLC being conducted by our collaborators;

•	continue our rollover trial of tazemetostat in certain patients that have completed prior clinical trial protocols;

•	continue the newest cohort of our ongoing Phase 2 NHL trial of tazemetostat in combination with prednisolone in relapsed or refractory patients with DLBCL;

•	initiate the trial of tazemetostat in combination with atezolizumab in patients with relapsed or refractory NSCLC being conducted by Genentech;

•	design and conduct a new combination trial of tazemetostat in FL;

•	pay any milestone payments provided for and achieved under the amended and restated collaboration and license agreement with Eisai;

•	conduct research and development for Celgene under our amended and restated collaboration and license agreement;

•	continue the research and development of our other product candidates;

•	seek to discover and develop additional product candidates;

•	seek regulatory approvals for any product candidates that successfully complete clinical trials;

•	ultimately establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any products for which we may obtain regulatory approval;

•	maintain, expand and protect our intellectual property portfolio;

•	hire additional clinical, quality control and scientific personnel; and

•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts.

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

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash, cash equivalents and marketable securities as of September 30, 2017, will be sufficient to fund our planned operating expenses and capital expenditure requirements into at least the third quarter of 2019. We have based these expectations on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Our future capital requirements will depend on many factors, including:

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

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third party payors seeking to encourage the use of generic or less expensive products. Generic products are currently on the market for many of the indications that we are pursuing, and additional products are expected to become available on a generic basis over the coming years. If our product candidates achieve marketing approval, we expect that they will be priced at a significant premium over competitive generic products.

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

Our ability to commercialize any product candidates successfully also will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A significant trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, some third party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Coverage and reimbursement may not be available for any product that we commercialize and, even if these are available, the level of reimbursement may not be satisfactory. Reimbursement may affect the demand for, or the price of, any product candidate for which we obtain marketing approval. Obtaining and maintaining adequate reimbursement for our products may be difficult. We may be required to conduct expensive pharmacoeconomic studies to justify coverage and reimbursement or the level of reimbursement relative to other therapies. If coverage and adequate reimbursement are not available or reimbursement is available only to limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval.

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

Our resources for drug development are limited and we do not yet have any capability for sales, marketing or distribution. Accordingly, we have entered into therapeutic collaborations with other companies that we believe can provide such capabilities, including our collaboration and license agreements with Celgene and GSK. We also rely on Genentech to manage our combination trial of tazemetostat and atezolizumab in patients with relapsed or refractory DLBCL and in patients with relapsed/refractory metastatic NSCLC, and on LYSA to manage our combination trial of tazemetostat and R-CHOP in newly diagnosed, elderly, high risk patients with DLBCL. We also rely on the National Cancer Institute to conduct the planned studies of tazemetostat in ovarian cancer and in the pediatric MATCH trial. Under our amended and restated collaboration and license agreement with Eisai, we do not have access to such capabilities for tazemetostat except with Eisai in Japan. Our collaborations have provided us with important funding for our development programs and product platform and we expect to receive additional funding under these collaborations in the future. Our existing therapeutic collaborations, and any future collaborations we enter into, may pose a number of risks, including the following:

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

We currently rely on third party clinical research organizations to conduct our ongoing clinical trials and plan to rely on third party clinical research organizations or third party research collaborations to conduct our planned clinical trials. We do not plan to independently conduct clinical trials of any future product candidates. We expect to continue to rely on third parties, such as clinical research organizations, clinical data management organizations, medical institutions and clinical investigators, to conduct our clinical trials. These agreements might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, our product development activities might be delayed.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. For example, European patent law restricts the patentability of methods of treatment of the human body more than does United States law. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases at all. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we were the first to file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued which protect our technology or products, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection.

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

Moreover, we may be subject to a third party preissuance submission of prior art to the U.S. Patent and Trademark Office, or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. For example, we are involved in an opposition proceeding against one of our European patents, the claims of which cover a method for determining whether a cancer patient is a candidate for treatment with an EZH2 inhibitor based on their EZH2 mutation status. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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

The process of obtaining marketing approvals, both in the United States and abroad, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies to address the safety, efficacy or clinical or non-clinical pharmacology of our product candidates. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

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

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States. We have obtained orphan drug designations for tazemetostat for the treatment of INI1-negative MRT, as well as MRTO, soft tissue sarcoma, and mesothelioma in the United States and for pinometostat for the treatment of acute lymphoblastic leukemia and acute myeloid leukemia in the United States and Europe. We may not receive orphan drug designation for these product candidates for other indications, or for any other future clinical candidates we may develop.

Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the EMA or the FDA from approving another marketing application for the same drug for the same indication for that time period. The applicable period is seven years in the United States and ten years in Europe. The exclusivity period in Europe can be reduced to six years if a drug no longer meets the criteria for orphan drug designation or if the drug is sufficiently profitable so that market exclusivity is no longer justified. Orphan drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug to meet the needs of patients with the rare disease or condition.

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

We have received Fast Track designation from the FDA for tazemetostat for relapsed or refractory patients with DLBCL with mutated EZH2, and for relapsed or refractory FL patients with or without mutated EZH2 and intend to seek Fast Track designation for tazemetostat for other indications and for our other product candidates as appropriate. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA Fast Track designation. Drugs that have received Fast Track designation from the FDA are eligible for expedited development and priority review, and the opportunity for a rolling review, under certain circumstances. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure that the FDA would decide to grant it. Even if we do receive Fast Track designation as we have for tazemetostat, we may not experience a faster development process, review or approval compared to conventional FDA procedures. Epizyme or the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program.

A Breakthrough Therapy designation by the FDA for our product candidates may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that our product candidates will receive marketing approval.

A Breakthrough Therapy designation is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs and biologics that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs that have received Breakthrough Therapy designation from the FDA are eligible for expedited development and priority review, and the opportunity for a rolling review, under certain circumstances.

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

The FDA may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product. The FDA and other agencies, including the Department of Justice, or the DOJ, closely regulate and monitor the post-approval marketing and promotion of drugs to ensure they are marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA and DOJ impose stringent restrictions on manufacturers’ communications regarding off-label use, and if we do not market our products solely for their approved indications, we may be subject to enforcement action for off-label marketing. Violations of the Federal Food, Drug, and Cosmetic Act and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription drugs may lead to investigations and enforcement actions alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws.

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

Efforts to ensure that our business and our arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. We do not have a fully developed compliance program and will need to establish a more robust compliance infrastructure to address our needs in this area. We may fail to establish appropriate compliance measures, and even with a stronger program in place, it is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion of products from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

Recently enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and affect the prices we may obtain.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidates for which we obtain marketing approval. In the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the MMA, expanded Medicare coverage for drug purchases by the elderly and introduced a new reimbursement methodology based on average sales prices for physician-administered drugs. In addition, this legislation provided authority for limiting the number of drugs that will be covered in any therapeutic class. Cost reduction initiatives and other provisions of this legislation could decrease the coverage and price and reimbursement that we receive for any approved products. While the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement that results from the MMA may result in a similar reduction in payments from private payors.

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

We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs, medical affairs, and, if any of our product candidates receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Our stock price has been and may in the future be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. From January 1, 2015 until October 25, 2017, the sale price of our common stock as reported on the NASDAQ Global Market ranged from a high of $28.48 to a low of $7.02. The market price for our common stock may be influenced by many factors, including:

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

Item 6.	Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are as follows:

Exhibit Number	Description of the Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by Robert B. Bazemore, President and Chief Executive Officer of the Company, and Susan E. Graf, Chief Business Officer of the Company. (1)

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.LAB	XBRL Labels Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

(1)	Filed with this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 1, 2017

EPIZYME, INC.

By:	/s/ Susan E. Graf
Susan E. Graf
Chief Business Officer
(Principal Financial Officer)