Form 10-K
period 2017-12-31
Epizyme, Inc.
filed 2018-03-13
CIK 1571498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☒  Yes    ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    ☐ Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “accelerated filer,” “large accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes    ☒ No

The aggregate market value of the registrant’s common stock, par value $0.0001 per share, held by non-affiliates of the registrant on June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $673.1 million based on the closing price of the registrant’s common stock on the NASDAQ Global Market on that date.

The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of March 1, 2018 was 69,440,282.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement that the registrant intends to file with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

Epizyme, Inc.

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2017

Epizyme® is a registered trademark of Epizyme, Inc. in the United States and/or other countries. All other trademarks, service marks or other trade names appearing in this Annual Report on Form 10-K are the property of their respective owners.

Forward-looking Information

This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. These statements may be identified by such forward-looking terminology as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and similar statements or variations of such terms. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

•	our plans to develop and commercialize novel epigenetic therapies for patients with cancer and other serious diseases;
•	our ongoing and planned clinical trials, including the timing of initiation and enrollment in the trials, the timing of availability of data from the trials and the anticipated results of the trials;
•	our ability to achieve anticipated milestones under our collaborations;
•	the timing of and our ability to apply for, obtain and maintain regulatory approvals for our product candidates;
•	the rate and degree of market acceptance and clinical utility of our products;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	our intellectual property position; and
•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing.

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

Overview

We are a clinical-stage biopharmaceutical company that is committed to rewriting treatment for cancer and other serious diseases through discovering, developing, and commercializing novel epigenetic medicines. By focusing on the genetic drivers of disease, our science seeks to match targeted medicines with the patients who need them. We are broadly developing our lead product candidate, tazemetostat, an oral, first-in-class selective inhibitor of the EZH2 histone methyltransferase, or HMT, in a range of cancer types and settings, and developing the lead development candidate in our novel G9a program, EZM8266, for the treatment of sickle cell disease, or SCD.

We have taken a “pipeline in a product” approach to developing tazemetostat with a broad clinical development program through company-sponsored studies and collaborations that are evaluating tazemetostat as both a monotherapy and combination treatment in both hematological malignancies and solid tumors. Tazemetostat has shown meaningful clinical activity as a monotherapy in indications in both disease areas and has been well tolerated across clinical trials to date.

In our hematological program, we are conducting global Phase 2 studies evaluating tazemetostat’s treatment potential in patients with relapsed or refractory follicular lymphoma, or FL, or diffuse large B-cell lymphoma, or DLBCL, the two most prevalent forms of non-Hodgkin lymphoma, or NHL, both with and without EZH2 activating mutations. We are continuing to enroll FL and DLBCL patients with EZH2 mutations in our ongoing global Phase 2 monotherapy relapsed or refractory FL and DLBCL study. Based on initial engagement with the U.S. Food and Drug Administration, or FDA, we believe we have the opportunity to submit for accelerated approval for tazemetostat as a monotherapy in FL. We plan to continue to engage with the FDA in 2018 to further refine our registration strategy for FL, and subject to the results of our FL study, are targeting a planned submission to the FDA of a New Drug Application, or NDA, for tazemetostat for FL in 2019. We also have multiple combination studies underway through collaborators with both targeted agents and chemotherapy in DLBCL, in both relapsed or refractory and first-line treatment settings, and plan to commence a combination study of tazemetostat in FL in the second half of 2018.

In our solid tumor program, we are evaluating tazemetostat’s treatment potential in adults and children with molecularly defined solid tumors, including INI1- and SMARCA4-negative tumors, which we collectively refer to as INI1-negative tumors. We are conducting a global Phase 2 trial of tazemetostat in adults with INI1-negative tumors, including epithelioid sarcoma, malignant rhabdoid tumors, or MRT, other INI1-negative tumors, and chordoma. Based on positive data that we observed in the epithelioid sarcoma cohort in the ongoing study, we engaged with the FDA in May 2017. Based on this FDA interaction, we have identified a potential path to submission for accelerated approval in this indication and we are targeting submission of our first NDA to the FDA for tazemetostat for epithelioid sarcoma in the fourth quarter of 2018. In connection with this submission, we plan to commence a clinical trial of tazemetostat for epithelioid sarcoma that could serve as the confirmatory trial required in connection with any accelerated approval. We are also evaluating tazemetostat in the dose-expansion portion of a Phase 1 study in pediatric patients with INI1-negative tumors and in a Phase 2 study in adults with mesothelioma characterized by BAP1 loss-of-function. In addition, as part of a study conducted by our collaborator Genentech, Inc., or Genentech, tazemetostat is being evaluated in combination with atezolizumab (TECENTRIQ®), a PD-L1 inhibitor, in patients with non-small cell lung cancer, or NSCLC.

We own the global development and commercialization rights to tazemetostat outside of Japan. Eisai Co. Ltd, or Eisai, holds the rights to develop and commercialize tazemetostat in Japan. Tazemetostat is covered by claims of U.S. and European composition of matter patents, which are expected to expire in 2032, exclusive of any extensions. We have announced that the FDA has granted tazemetostat Fast Track designation in patients with relapsed or refractory FL, with or without activating EZH2 mutations, and relapsed or refractory DLBCL with EZH2 activating mutations. We have also announced that the FDA has granted orphan drug designation for the treatment of patients with FL, malignant rhabdoid tumors, or MRT, soft tissue sarcoma and mesothelioma. The orphan drug designation for the treatment of MRT applies to INI1-negative MRT as well as SMARCA4-negative malignant rhabdoid tumor of ovary, or MRTO. We also own global rights to EZM8266 targeting G9a.

We have retained commercialization rights in the United States to all of our other programs, except two programs that are the subject of our collaboration with Glaxo Group Limited, which we refer to as GlaxoSmithKline, or GSK, and two of the preclinical programs that are the subject of our collaboration with Celgene. We plan to retain commercialization rights in the United States and possibly in select foreign jurisdictions in connection with any future collaborations. We intend to build a focused field presence and marketing capabilities to commercialize any of our product candidates that receive regulatory approval in the United States, as well as the capabilities to lead global commercial strategy. We have recently begun building the infrastructure necessary to support the successful launch and marketing of tazemetostat and other product candidates that may receive marketing approval.

Our Corporate Strategy

Our goal is to become a fully integrated biopharmaceutical company developing and commercializing novel epigenetic therapies for patients with cancer and other serious diseases.

The key elements of our corporate strategy are to:

•	rapidly advance the clinical development of tazemetostat in molecularly defined solid tumors and NHL;
•	expand the treatment utility for tazemetostat through a broad development program evaluating different combinations, in both early- and late-lines of treatment and in additional indications;
•	establish commercialization and marketing capabilities in the United States;
•	leverage our drug discovery platform to build a pipeline of chromatin modifying protein, or CMP, inhibitors;
•	as necessary, develop companion diagnostics for use with our therapeutic candidates; and
•	leverage strategic collaborations that can contribute to our ability to rapidly advance our product candidates and build our company.

Our Pipeline

Overview. The following table summarizes our current pipeline:

1	Eisai holds rights to tazemetostat in Japan

2	Part of Genentech’s MORPHEUS umbrella study
3	Celgene holds ex-US rights to pinometostat
4	GSK holds global rights
5	Celgene holds option to license ex-US rights for one target and global rights for the other two targets

Tazemetostat Clinical Program in Epithelioid Sarcoma and Other INI1-Negative Solid Tumors

Background on INI1-Negative Solid Tumors: INI1 and SMARCA4 are subunits of SWI/SNF, a chromatin modifying protein complex, that opposes the activity of PRC2, the complex within which EZH2 resides. Loss of INI1 or SMARCA4 in specific cell backgrounds is believed to cause dysregulation in the balance between SWI/SNF and PRC2, and thus cause tumors to become sensitive to EZH2 inhibition. This effect was observed in a preclinical study of tazemetostat in a xenograft model of MRT in which tazemetostat caused a dose dependent regression in INI1-negative tumors. INI1-negative tumors can appear in many different tissue types, and can present as epithelioid sarcoma, MRT, extraskeletal myxoid chondrosarcoma, peripheral nerve sheath tumor and myoepithelial carcinoma, among several others. SMARCA4-negative tumors can also appear as different tumor types, including MRTO.

INI1-negative or certain SMARCA4-negative tumors are typically aggressive cancers with few to no approved treatments. For example, epithelioid sarcoma is an ultra-rare and aggressive soft tissue sarcoma, characterized by a loss of the INI1 protein. It is most commonly diagnosed in young adults (20-40 years old) and is often fatal. There is no established standard-of-care for treating these patients, who are typically resistant to chemotherapy. INI1-negative tumors are most commonly seen in infants through young adults, while SMARCA4-negative tumors are most commonly seen in teenagers and young adults. It is estimated that approximately 2,000 new patients (adults and children) with INI1-negative tumors and certain SMARCA4-negative tumors are diagnosed annually in the United States and other major pharmaceutical markets; however, we believe that the actual number may be higher, as these types of molecularly defined cancers are significantly under-reported today.

Phase 2 Clinical Program in Adults: We are conducting a registration-supporting, global Phase 2 trial of tazemetostat monotherapy in patients with certain molecularly defined solid tumors, including INI1-negative tumors and synovial sarcoma. This trial is enrolling up to 250 patients. The patients in the trial were previously stratified into one of five cohorts: epithelioid sarcoma (n=60), rhabdoid tumors (n=30), other INI1-negative tumors (n=30), renal medullary carcinoma (n=30) and synovial sarcoma (n=30). In 2017, we opened two additional cohorts: INI1-negative chordoma (n=30) and a cohort to explore the effect of tazemetostat treatment on immune responsiveness by obtaining paired tumor biopsies in epithelioid sarcoma patients (n=40).

Patients in the Phase 2 trial in molecularly defined solid tumors are dosed at 800 mg twice daily with tablets taken orally. The primary endpoint for all cohorts, except synovial sarcoma and the paired biopsy cohort, is overall response rate. The primary endpoint for the synovial sarcoma cohort is disease control, defined as a complete response, partial response, or stable disease, at 16 weeks. The primary endpoint for the paired biopsy cohort is assessment of pre- and post-dose biopsies for immune priming (e.g. PD-L1 and CD8 IHC).

Epithelioid Sarcoma Cohort: The epithelioid sarcoma cohort in our Phase 2 trial represents the largest prospective trial of epithelioid sarcoma with any approved or investigational treatment to date. The cohort was initially designed to enroll 30 patients and was expanded in December 2016 to enroll an additional 30 patients based on encouraging early activity. We completed enrollment in the 60-patient epithelioid sarcoma cohort in July 2017, and are enrolling up to an additional 40 patients in a new cohort to explore the effect of tazemetostat treatment on immune responsiveness by obtaining paired tumor biopsies in these patients.

In June 2017, at the American Society of Clinical Oncology 2017 Annual Meeting, or ASCO, we presented interim data from 31 patients in the initial epithelioid sarcoma cohort, as of the data cutoff date of May 1, 2017. In these patients, tazemetostat treatment resulted in a 32% disease control rate, the primary endpoint at that time. Disease control rate is comprised of confirmed objective responses measured in accordance with Response Evaluation Criteria in Solid Tumors, or RECIST 1.1, guidelines for any duration or disease stabilization of 32 weeks or more. As of the data cutoff date, four patients (13%) had achieved confirmed objective responses (all partial), and the time to response ranged from two months to six months. The median duration of response was seven months and ongoing. Prolonged disease stabilization of 32 weeks or more was observed in six patients (19%), including two patients having stable disease for more than 15 months. Updated data from the 60-patient cohort are expected to be presented in the second half of 2018.

Due to a lack of treatment options and the severity of epithelioid sarcoma, we believe that this molecularly defined patient population may represent the fastest potential path to a first NDA submission, approval and commercial launch for tazemetostat. Based on an interaction with the FDA, we have identified a potential path to submission for accelerated approval in this indication and we are targeting submission of our first NDA to the FDA for tazemetostat for epithelioid sarcoma in the fourth quarter of 2018.

Other INI1-Negative Tumor Cohorts: In November 2017, we reported that both the malignant rhabdoid tumor cohort and other INI1-negative tumor cohorts of the ongoing Phase 2 study surpassed their futility assessment with objective responses observed in both populations. We are continuing to monitor patients in these cohorts, and plan to present updated data from these cohorts in 2018. We added the chordoma cohort due to the high rate of enrollment of these patients in the other INI1-negative cohort and the observed clinical activity with tazemetostat in this tumor type in both adults and children to date. Enrollment in this cohort in underway.

At ASCO 2017, we presented data from the synovial sarcoma cohort of the trial, which we had fully enrolled. Unlike the cancers in the other cohorts of the trial, synovial sarcoma is characterized by a functional dysregulation of INI1, rather than by a complete loss of INI1. The data presented showed tazemetostat treatment resulted in stable disease as the best response in 10 patients (30%) with five patients (15%) meeting the primary endpoint of disease stabilization for 16 weeks or longer. Despite these results, we concluded that the activity of tazemetostat in this cohort was insufficient to continue further investigation of tazemetostat in this population as a monotherapy. In addition, in the third quarter of 2017, we determined that while activity had been observed in the cohort of patients with renal medullary carcinoma, we had not seen sufficient activity to warrant further investigation of that as a monotherapy for this aggressive disease.

Phase 1 Clinical Program in Children: We are conducting a global Phase 1 dose-escalation and expansion trial of tazemetostat in approximately 110 children with INI1-negative solid tumors. We have completed the dose-escalation portion and have advanced to the dose-expansion stage of this trial. In the trial, we used an oral suspension formula of tazemetostat in the dose-escalation portion, and are using both the oral suspension and a tablet formulation in the dose-expansion portion. The primary endpoint of the trial is safety, with the objective of establishing the recommended Phase 2 dose in pediatric patients. Secondary endpoints include pharmacokinetics, objective response rate, duration of response, PFS and overall survival. We anticipate completing enrollment in this study in 2018.

In October 2017, dose-escalation data were presented at the AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics. Objective responses were observed in patients with epithelioid sarcoma (n=1), poorly differentiated chordoma (n=2) and atypical teratoid rhabdoid tumors (n=1) at dose levels ranging from 520 to 900 mg/m2 twice daily. The recommended Phase 2 dose has been reached and we have advanced to the dose-expansion stage.

Tazemetostat Clinical Program in Non-Hodgkin Lymphoma

We are executing a broad clinical development program for tazemetostat as both a monotherapy and combination treatment in relapsed/refractory and first-line NHL, as summarized below.

Background on NHL: Two types of NHL, FL and DLBCL of germinal center origin, are associated with oncogenic EZH2 mutations. In our preclinical studies, we observed that NHL cells were sensitive to EZH2 inhibitors such as tazemetostat and that NHL cells bearing EZH2 mutations were particularly responsive to such treatment. EZH2 plays a critical role at various stages in normal B-cell maturation, and a particularly important role during the stage of B-cell development known as the germinal center reaction. Recent research has demonstrated that EZH2 acts as a key gatekeeper for B-cell maturation and differentiation. Our own ongoing research suggests that it is a combination of stem or progenitor cell of origin together with specific genetic lesions that confer sensitivity of cancer cells to EZH2 inhibition. An analysis of patient samples with germinal center derived NHL has revealed a number of genetic alterations that impact EZH2 function in ways that may confer sensitivity to EZH2 inhibition. While FL and DLBCL remain the initial NHL target patient populations for tazemetostat, our clinical and preclinical data suggest patients with other forms of B-cell NHL may also benefit from tazemetostat.

Background on FL: The population of patients with FL is large and growing. FL is considered to be incurable with existing treatments and is characterized by cycles of relapse that become increasingly difficult to treat with each disease progression. We estimate that the number of FL patients in the United States and five largest European Union countries as measured by population, or EU5, that receive treatment in any year is approximately 40,000 patients. We estimate that approximately 20% of FL tumors carry an EZH2 activating mutation. Common treatments for FL include multi-agent chemotherapy, usually combined with rituximab (Rituxan®), including R-CHOP and R-Bendamustine. Upon clinical progression, salvage treatment regimens are typically other combinations of the cancer agent rituximab and other chemotherapy drugs or idealisib or copanlisib. There are no approved treatments specifically indicated for patients with FL with an EZH2 mutation.

Background on DLBCL: DLBCL is an aggressive form of NHL that, once diagnosed, typically requires immediate treatment. We estimate that the number of DLBCL patients in the United States and EU5 that receive treatment in any year are approximately 80,000 patients. DLBCL can be further subdivided into lymphoma originating from the germinal center of the lymph node, known as GCB DLBCL, and lymphoma originating from B-Cells of a more mature lineage, known as non-GCB DLBCL. We estimate that approximately 60% of DLBCL tumors are non-GCB and approximately 40% are GCB. We estimate that approximately 20% of GCB DLBCL tumors carry an EZH2 activating mutation.  While current therapies successfully treat more than 50% of DLBCL patients in the first line setting, there remains an unmet medical need in patients who have relapsed or are not responding to treatment. According to literature, 40-50% of patients will relapse on their first line treatment, which is most commonly the chemotherapy regimen R-CHOP, and there are few treatment options for patients who relapse or become refractory to chemotherapy.

Phase 2 Clinical Program: We are evaluating tazemetostat in a global Phase 2 trial in up to 340 patients with relapsed or refractory NHL across six cohorts. Five of the cohorts are investigating tazemetostat as a monotherapy and the sixth cohort, which we opened in March 2017, is investigating tazemetostat in combination with prednisolone in patients with relapsed or refractory DLBCL. Patients are dosed with tazemetostat at 800 mg twice daily with tablets taken orally. The cohorts enrolling patients with DLBCL are enrolling 60 patients each, the two cohorts enrolling patients with FL are enrolling 45 patients each and the prednisolone combination cohort is enrolling 70 patients. The monotherapy trial cohorts are as follows:

•	FL with EZH2 mutations;
•	FL with wild-type EZH2;
•	DLBCL with EZH2 mutations;
•	DLBCL with wild-type EZH2 with GCB subtype;
•	DLBCL with wild-type EZH2 with non-GCB subtype.

The prednisolone combination cohort has enrolled both GCB and non-GCB DLBCL patients with wild-type EZH2.

The primary endpoint of the trial is overall response rate. Secondary endpoints include duration of response, PFS, overall survival, safety and population pharmacokinetics. We completed enrollment in the monotherapy cohorts enrolling wild-type EZH2 FL and DLBCL patients in 2017 and expect to complete enrollment in the cohorts enrolling patients with EZH2 mutations in 2018.

In June 2017, at the International Conference on Malignant Lymphoma, or ICML, we presented interim safety and efficacy data from this trial. In addition, molecular analysis of tumor tissue revealed candidate predictors of tazemetostat response in patients with various subtypes of NHL.

Follicular Lymphoma Cohorts: As of June 1, 2017, we had enrolled 19 FL patients with EZH2 activating mutations in the Phase 2 trial, of which 13 were evaluable for efficacy. Enrollment of FL patients with wild-type EZH2 was completed in late 2016 with a total of 54 patients, all of which were evaluable for efficacy as of June 1, 2017. More than 75% of evaluable FL patients had three or more prior treatments, and approximately 50% of patients in each group were refractory to their last therapy.

For FL patients with EZH2 activating mutations, 12 of 13 patients experienced a partial or complete response, representing an objective response rate of 92%. One of the 12 experienced a complete response (8%), and 11 experienced a partial response (85%). Median time to first response was 11.9 weeks, with a range of 6.9 to 35.9 weeks. For FL patients with wild-type EZH2, 14 of 54 patients experienced a partial response or complete response, representing an objective response rate of 26%. Three of the 14 experienced a complete response (6%) and 11 experienced a partial response (20%). An additional 12 patients (22%) experienced stable disease, and remained on treatment as of the data cutoff date. Median time to first response was 15.2 weeks, with a range of 8.1 to 32.1 weeks.

We intend to complete enrollment of patients with FL with an EZH2 mutation in 2018, and present updated data from both FL cohorts in the mid-to second half of 2018. Based on initial engagement with the FDA, we believe we have the opportunity to submit for accelerated approval in FL. We plan to continue engaging with the FDA in 2018 to further refine our registration strategy for FL and, subject to the results of the FL cohorts, are targeting submission of an NDA to the FDA for tazemetostat for FL in 2019. In addition, we are planning to commence in the second half of 2018 a combination trial of tazemetostat in FL designed to support the potential registration in this indication.

Diffuse Large B-Cell Lymphoma Cohorts: As of June 1, 2017, we had enrolled 22 DLBCL patients with EZH2 activating mutations, of which 17 patients were evaluable for efficacy. Enrollment of DLBCL patients with wild-type EZH2 (germinal center and non-germinal center) was completed in early 2017 with 120 patients, of which 119 were evaluable for efficacy as of June 1, 2017.

For DLBCL patients with EZH2 activating mutations, five of 17 patients experienced a confirmed objective response (all partial), representing an objective response rate of 29%. Median time to first response was 8.3 weeks, with a range of 4.6 to 48.1 weeks. For DLBCL patients with wild-type EZH2, 18 of 119 patients experienced a partial response or complete response, representing an overall response rate of 15%. Ten of the 18 experienced a complete response (8%) and eight experienced a partial response (7%). Median time to first response was 8.5 weeks, with a range of 5.3 to 24.7 weeks.

We intend to complete enrollment of patients with DLBCL with an EZH2 mutation in 2018, and plan to present updated data from the DLBCL cohorts and announce our next development steps in the mid-to second half of 2018.

Tazemetostat NHL Safety Data: Safety data from patients in the ongoing Phase 2 trial (n=210), as of June 1, 2017, demonstrated favorable tolerability in the trial, consistent with the experience observed in a safety database exceeding 700 patients from tazemetostat clinical trials to date. Across all cohorts of this trial, dose reductions and discontinuations due to treatment-related adverse events were low, at only 3% and 2%, respectively. The majority of treatment-emergent adverse events, or TEAEs, were grade 1 or 2, with only 18% of grade 3 or higher being considered treatment-related. Treatment-related TEAEs, regardless of attribution and affecting more than five percent of patients, included nausea (14%); thrombocytopenia (13%); anaemia (10%); neutropenia (9%); diarrhoea and asthenia (8% each); and fatigue (7%).

Tazemetostat Combination Studies in NHL: In addition to evaluating tazemetostat as a monotherapy for NHL, we are investigating the combination of tazemetostat with other cancer agents in both the relapsed or refractory and first line settings. We expect to start reporting initial tazemetostat combination data in DLBCL in 2018.

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

•

R-CHOP. We are studying tazemetostat in combination with R-CHOP, in collaboration with the Lymphoma Study Association (LYSA), a premier cooperative group in France dedicated to clinical and translational research for lymphoma. We have generated preclinical data showing synergy between tazemetostat and the chemotherapy and steroid components of R-CHOP. This multi-center Phase 1b/2 trial in first-line, elderly high-risk patients with DLBCL will enroll up to 133 patients. Primary endpoints in the trial include complete response rate as well as safety and tolerability of the combination. Secondary endpoints include overall response rate and PFS. The trial was initiated in the fourth quarter of 2016.

•

Prednisolone. In March 2017, we opened an additional cohort of our ongoing global Phase 2 NHL trial to investigate tazemetostat in combination with prednisolone for patients with relapsed or refractory DLBCL. We determined to conduct this combination trial based on substantial preclinical synergy data with prednisolone, a standard agent in a variety of NHL treatment regimens, including R-CHOP. The objective of this cohort is to evaluate the clinical synergy of the agents and to explore the potential of prednisolone to slow progression in patients with aggressive disease. The prednisolone combination cohort has completed enrollment of 70 DLBCL patients with wild-type EZH2.

•

FL combination. We have seen extensive preclinical synergy of tazemetostat with a number of targeted agents and chemotherapies used for, or in development for the treatment of FL. We are planning to commence a combination trial of tazemetostat in patients with FL in the second half of 2018.

Preclinical Data in NHL: In preclinical development, tazemetostat demonstrated in vitro and in vivo activity in both mutant and wild-type EZH2 NHL. EZH2 is the catalytic subunit of the PRC2 chromatin remodeling complex, and activating mutations led to increased trimethylation of H3K27, a PRC2 substrate, and subsequent oncogenic repression of gene transcription. Consistent with this mechanism, in vivo mouse studies demonstrated drug efficacy and durability of response in EZH2-mutant NHL models treated with tazemetostat. Our preclinical studies with wild-type EZH2 lymphoma cells suggest that EZH2 acts as a key regulator of B-cell maturation, and therefore germinal center lymphomas are also likely to depend on EZH2 activity. We believe this hypothesis is supported by cumulative preclinical data with EZH2 inhibitors, and preclinical models demonstrating synergy of tazemetostat with B-cell signaling inhibitors, indicating that tazemetostat induces a cell fate decision.

Tazemetostat Clinical Program in Mesothelioma with BAP1 loss-of-function

Background on Mesothelioma: Mesothelioma is a rare form of cancer that typically occurs in the lining surrounding the lungs but can also occur in the lining surrounding other organs. Relapsed or refractory mesothelioma remains an unmet medical need. First line treatment typically includes the chemotherapy drugs cisplatin and pemetrexed (Alimta). Mesothelioma is a very difficult to treat disease, with fewer than 10% of patients alive five years following diagnosis. Median overall survival after standard of care treatment is approximately 13 months. We estimate the total annual incidence of mesothelioma is approximately 12,000 patients in the United States, EU5, and Japan. Current literature estimates BAP1 loss-of-function to be associated with approximately 46% to 66% of mesothelioma cases.

Phase 2 Clinical Program: We are conducting a global Phase 2 monotherapy trial of tazemetostat in relapsed or refractory patients with mesothelioma characterized by BAP1 loss-of-function. The first stage of the trial evaluated safety and pharmacokinetics in patients with relapsed or refractory mesothelioma, regardless of BAP1 status. The second stage of the trial is evaluating disease control rate in patients with mesothelioma characterized by BAP1 loss-of-function. The first patient in the trial was dosed in August 2016. We completed enrollment in this trial in the second quarter of 2017 with 74 patients in total. Patients are dosed with tazemetostat 800 mg twice daily with tablets taken orally. The primary endpoint of the trial is disease control rate, defined as complete response, partial response, or stable disease, at 12 weeks. The trial has achieved the primary endpoint of a disease control rate of ≥35% at 12 weeks. We intend to present data from this trial at a medical meeting in mid-2018.

Tazemetostat Clinical Program in Non-Small Cell Lung Cancer

Background on NSCLC:

Lung cancer remains the leading cause of cancer deaths worldwide; it is the most common cancer in both men and women with an estimated 221,200 new cases and 158,040 lung cancer deaths in the United States alone in 2015. Non-small cell lung cancer, or NSCLC, is the predominant subtype of lung cancer, accounting for approximately 85% of all cases. The overall 5-year survival rate for advanced disease is reported to be 2%-4%, depending on geographic location. Poor prognostic factors for survival in patients with NSCLC include advanced-stage disease at the time of initial diagnosis, poor performance status, and history of unintentional weight loss. More than half of patients with NSCLC are diagnosed with distant disease, which directly contributes to poor survival prospects. Therefore, there is a high unmet need for improved medical intervention.

Genetic changes that have prognostic and/or predictive significance in NSCLC include mutations in the EGFR gene, rearrangements in the ALK gene, and mutations in the KRAS gene.

For patients without a mutation that confers sensitivity to a targeted agent, the globally recognized standard of care for inoperable Stage IIIB or IV NSCLC is platinum‑based chemotherapy followed by maintenance treatment until progression. Agents that have been partnered with either cisplatin or carboplatin include taxanes (paclitaxel or docetaxel), vinorelbine, gemcitabine, pemetrexed, and bevacizumab. Recently, however, a PD-1 blocking antibody has emerged as a therapeutic option in first line treatment in NSCLC. Pembrolizumab is approved for this indication.

In the second line setting, PD-1/PD-L1 blocking antibodies are now the preferred treatment options for patients with NSCLC and four have been approved: nivolumab (PD-1 inhibitor), pembrolizumab (PD-1 inhibitor), atezolizumab (PD-L1 inhibitor) and durvalumab (PD-L1 inhibitor).

Phase 1b/2 Clinical Program: In June 2017, we announced an expansion of our clinical collaboration with Genentech. Under the collaboration, tazemetostat administered in combination with atezolizumab will be evaluated in a Phase 1b/2 clinical trial for the treatment of patients with relapsed or refractory metastatic NSCLC. The trial will be part of MORPHEUS, Genentech’s open-label, multi-center, randomized umbrella trial evaluating the efficacy and safety of multiple immunotherapy-based treatment combinations for metastatic NSCLC. Genentech is sponsoring the Phase 1b/2 clinical trial. It is anticipated that the trial will enroll up to 40 patients who have experienced disease progression during or following treatment with a platinum-containing chemotherapy regimen and a PD-L1/PD-1 checkpoint inhibitor. This clinical trial was initiated at the end of 2017.

Tazemetostat in Other Solid Tumors

In October 2016, we announced a Cooperative Research and Development Agreement, or CRADA, with the NCI to evaluate tazemetostat in clinical trials in a variety of hematologic malignancies and solid tumors. Under the same CRADA, we plan to evaluate tazemetostat in a Phase 2 clinical trial in adult patients with ovarian cancer and in a Phase 2 trial in pediatric patients with solid tumors and lymphoma. As part of the agreement, we may undertake additional clinical trials. NCI will predominantly fund the studies and manage trial operations.

In July 2017, we announced that the NCI’s Pediatric MATCH trial will include a Phase 2 evaluation of tazemetostat as one of its treatment cohorts. Conducted under our CRADA executed with NCI in 2016, this multi-institutional trial will evaluate tazemetostat as a monotherapy for pediatric patients with advanced solid tumors, including CNS tumors, NHL or histiocytic disorders that harbor EZH2 activating mutations, or loss of function mutations in the SWI/SNF complex subunits SMARCB1 or SMARCA4. The Pediatric MATCH trial, which will be operationalized by the Children’s Oncology Group, aims to match targeted agents, such as tazemetostat, with specific molecular changes identified through genomic sequencing of refractory or recurrent tumors from children and adolescents with cancer.

G9a Inhibitory Program for Sickle Cell Disease

Background on G9a: Elevation of fetal hemoglobin, which is normally silenced after birth, has disease-modifying potential for patients with β-globinopathies, such as sickle cell disease, and β-thalassemia. Multiple academic groups previously discovered that inhibition of G9a, a HMT, leads to increased levels of fetal hemoglobin in preclinical in vitro studies.

Background on Sickle Cell Disease: Sickle cell disease, or SCD, is an inherited red blood cell disorder. People with SCD have abnormal hemoglobin, called hemoglobin S or sickle hemoglobin, in their red blood cells. A monogenic disease, SCD is most common in people with African ancestry. Approximately 300,000 people have SCD globally, with an estimated 150,000 of those patients located in the United States and Europe. Potential complications include stroke, vaso-occlusive crises, or VOC, associated with pain attacks, acute chest syndrome and anemia. Recurrent acute pain crises and chronic long-term organ damage are the hallmarks for SCD. However, symptoms of SCD can vary significantly in different patients, and better treatments for SCD patients are needed. Life expectancy of SCD patients still lags the life expectancy of the general population.

EZM8266 Program: Building upon the industry’s findings on the G9a target, our scientists leveraged our expertise in HMT drug discovery to generate potent, selective inhibitors of G9a with drug-like properties. We initially developed a tool compound that induced on-target elevation of fetal hemoglobin in cell culture assays, and elicited significant increases in mouse embryonic hemoglobin, which is the rodent developmental equivalent of human fetal hemoglobin. We believe these findings represent the first in vivo study to demonstrate reactivation of developmental hemoglobin with a G9a inhibitor. Following these efforts, we went on to identify the next product candidate in our pipeline, EZM8266, a potent, selective and orally bioavailable G9a inhibitor. Throughout 2018, we plan to advance EZM8266 toward clinical initiation, completing the necessary pre-IND work, including good laboratory practice, or GLP, toxicology studies. We plan to initiate clinical development for EZM8266 for the treatment of sickle cell disease in early 2019. We hold worldwide development and commercialization rights to EZM8266.

Pinometostat for DOT1L Cancers

Background on DOT1L Cancers. DOT1L is an HMT that can become oncogenic and cause certain subtypes of acute leukemia, such as MLL-r.

Mixed-lineage leukemia-rearranged, or MLL-r, is an aggressive, genetically-defined subtype of two of the most common forms of acute leukemia, acute lymphoblastic leukemia, or ALL, and acute myeloblastic leukemia, or AML. In an article in the journal Blood in December 2002, the authors estimated that the five-year overall survival rate for adult patients with the MLL-r subtype of AML ranges from approximately 5 to 24%. The disease predominantly occurs in two different age ranges, an adult population and an infant/pediatric population. While they share a common genetic alteration, the adult disease is frequently a secondary leukemia resulting from prior chemotherapy for a different, unrelated cancer and the childhood disease is of unknown origin. MLL-r is caused by a chromosomal translocation involving the MLL gene. The translocation results in DOT1L being recruited to a specific place in the chromosome where it would not normally be present. As a result, DOT1L causes inappropriate histone methylation at this location, which results in the increased expression of genes involved in causing leukemia. There are no approved therapies specifically indicated for MLL-r. Physicians typically treat this hematological cancer with therapies approved for other acute leukemia. Patients with AML and ALL typically are treated with intensive multi-agent chemotherapy and high risk patients with ALL and AML who enter remission and have a matched donor often receive an allogeneic stem cell transplant.

Pinometostat

We are developing pinometostat as an intravenously administered small molecule inhibitor of DOT1L for the treatment of acute leukemias that harbor genetic alterations that we believe may lead to therapeutic benefit from DOT1L inhibition such as specific chromosomal rearrangements or translocations of the mixed lineage leukemia, or MLL, gene.  We discovered pinometostat using our proprietary product platform.

Under the CRADA that we entered with the NCI in October 2016 for pinometostat, the NCI has agreed to evaluate the safety and efficacy of pinometostat in patients with acute leukemias. Initial studies will evaluate the combination of pinometostat with standard-of-care therapies or targeted agents in acute leukemia. As part of the agreement, additional clinical trials will be considered. NCI will predominantly fund the studies and manage trial operations.

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

Other Pipeline Programs

In addition to tazemetostat, pinometostat, EZM8266, and our partnered programs, we also have a pipeline of drug discovery programs that target our other prioritized CMPs. These programs are directed to specific cancers, including both hematological malignancies and solid tumors.

Under our collaboration with GSK, GSK is developing small molecule inhibitors against novel HMT targets, that were discovered by us using our proprietary drug discovery platform. In September 2016, GSK advanced the first of these programs into clinical testing. This drug candidate, GSK3326595, a PRMT5 inhibitor, is being tested in a Phase 1 clinical trial in patients with solid tumors and NHL. In 2017, GSK initiated a GLP toxicology study for the second target.

In March 2014, the Company and GSK amended certain terms of the agreement for the third licensed target, revising the license terms with respect to candidate compounds and amending the corresponding financial terms, including reallocating milestone payments and increasing royalty rates as to the third target. Subsequent to a GSK strategic portfolio prioritization, the Company received notice in October 2017 that GSK terminated the agreement with respect to the third target, effective December 31, 2017, which returned all rights to that target to the Company. The two other targets continue to be subject to the agreement and are not impacted by the termination with respect to the third target. GSK has worldwide rights to the inhibitors of the HMT targets included in the collaboration.

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

Our Epigenetic Approach

Epigenetics refers to a broad regulatory system that controls gene expression without altering the makeup of the genes themselves. Genes are composed of DNA, and in nature, this DNA is wrapped around a core of proteins known as histones. Together, the DNA and histone proteins form a complex known as chromatin that is the basic structural component of chromosomes.

Gene regulation is determined by chromatin structure. The dynamics of chromatin structure are regulated through multiple mechanisms by chromatin modifying proteins, or CMPs. Some CMPs place chemical groups onto specific sites on histones or DNA, some remove these marks in site-specific ways, others recognize the uniquely marked sites on histones and bind to these marked sites, and still other CMPs drive topological changes to histone-DNA interactions within chromatin. Where, when and how such chromatin structure changes occur, determines which genes in a cell are turned “on” or “off” at any particular time. When the function of these CMPs is altered, the program of gene expression is changed in ways that can lead to disease.

We are discovering and developing inhibitors of CMPs as novel therapeutics for patients with cancer and other diseases. Our focus is on the discovery, development and commercialization of small molecule inhibitors of CMPs for applications in diseases that are uniquely dependent on the enzyme activity of a specific CMP. Among the CMP target classes, we have had a particular emphasis on the HMTs, which have been shown to play pathogenic roles in a number of human diseases. Today, we have programs in HMTs as well as new target classes, represented by histone acetyltransferases, or HATs, and helicases. Beyond cancer, however, HMTs and other CMPs have been implicated as pathogenic drivers of a number of diseases with significant unmet medical need. At the end of 2017 we nominated our first development candidate, EZM8266, a HMT inhibitor targeting sickle cell disease. Targeting pathogenic CMPs affords us multiple opportunities to create, develop and commercialize novel therapeutics.

Our Collaborations

We have entered into several key strategic collaborations. These therapeutic collaborations have provided us with $217.8 million in non-equity funding through December 31, 2017. Our Celgene and GSK collaborations provide us with the potential for significant research, development, regulatory and sales-based milestone payments as well as royalties or profit sharing on net product sales. Our Celgene collaboration also provides for potential development co-funding. In addition, we have entered into a collaboration to develop a companion diagnostic with Roche Molecular. Key terms of these collaborations are summarized below.

Celgene

Overview. In July 2015, we entered into an amendment and restatement of our collaboration and license agreement dated April 2012 with Celgene. Under the original agreement, we granted Celgene an exclusive license, for all countries other than the United States, to small molecule HMT inhibitors targeting the DOT1L HMT, including pinometostat, and an option, on a target-by-target basis, to exclusively license, for all countries other than the United States, rights to small molecule HMT inhibitors targeting any HMT targets, other than EZH2 HMT, including tazemetostat, and targets covered by our pre-existing collaboration and license agreement dated January 8, 2011 with GSK. Under the original agreement, Celgene’s option was exercisable during an option period that would have expired in July 2015. Under the amended and restated collaboration and license agreement:

•	Celgene retained its exclusive license to small molecule HMT inhibitors targeting DOT1L, including pinometostat,
•	Celgene’s option rights were narrowed to small molecule HMT inhibitors targeting three predefined targets, which we refer to as Option Targets,

•

The exclusive licenses to HMT inhibitors targeting two of the Option Targets that Celgene may acquire were expanded to include the United States, with the exclusive license to HMT inhibitors targeting the third Option Target continuing to be for all countries other than the United States,

•

Celgene’s option period was extended for each of the Option Targets and Celgene’s option is exercisable at the time of our investigational new drug, or IND, filing for an HMT inhibitor targeting the applicable Option Target, upon the payment by Celgene at such time of a pre-specified development milestone-based license payment,

•

Celgene’s license may be maintained beyond the end of Phase 1 clinical development for each of the Option Targets, upon payment by Celgene at such time of a pre-specified development milestone-based license payment, and

•

Our research and development obligations with respect to each Option Target under the amended agreement were extended for at least an additional three years, subject to Celgene exercising its option with respect to such Option Target at IND filing. Subject to our opt-out rights, our research and development obligations were expanded to include the completion of a Phase 1 clinical trial as to each Option Target following Celgene’s exercise of its option at IND filing.

Through December 31, 2017, we have recognized $74.3 million in total collaboration revenue. To date, we have received $75.0 million of upfront payments (including $10.0 million as part of the amended and restated agreement) and $25.0 million from the sale of our series C preferred stock to an affiliate of Celgene, of which $3.0 million was considered a premium and included as collaboration arrangement consideration for total upfront payments of $78.0 million. In addition, we have received a $25.0 million clinical development milestone payment in 2014 and $7.0 million of global development co-funding through December 31, 2017. We are eligible to earn an aggregate of up to $75.0 million in development milestones and license payments, up to $365.0 million in regulatory milestone payments and up to $170.0 million in sales milestone payments related to the three Option Targets. We are eligible to earn $35.0 million in an additional clinical development milestone payment and up to $100.0 million in regulatory milestone payments related to DOT1L.

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

Under the agreement, we have received and recognized as collaboration revenue a $20.0 million upfront payment, a $3.0 million payment upon the execution of the March 2014 agreement amendment, $6.0 million of fixed research funding, $9.0 million for research and development services and $31.0 million of preclinical research and development milestone payments. These preclinical and research and development milestone payments includes a $10.0 million milestone payment earned in May 2017 related to the second target in the collaboration, upon GSK’s initiation of GLP toxicology studies, as well as a $6.0 million clinical milestone recognized in the third quarter of 2016 following GSK’s initiation of patient dosing in a Phase 1 clinical trial of a PRMT5 inhibitor that we discovered and licensed to GSK.

Subsequent to a GSK strategic portfolio prioritization, we received notice in October 2017 that GSK terminated the agreement with respect to the third target, effective December 31, 2017, which returns all rights to that target to us. The two other targets continue to be subject to the agreement and are not impacted by the termination.

As of December 31, 2017, we are eligible to receive up to $70.0 million in clinical development milestone payments, up to $197.0 million in regulatory milestone payments and up to $128.0 million in sales-based milestone payments. As a result of the termination of the agreement as it relates to the third target, we will receive no additional payments related to that target. In addition, GSK is required to pay us royalties, at percentages from the mid-single digits to the low double-digits, on   a licensed product-by-licensed product basis, on worldwide net product sales, subject to reduction in specified circumstances. The Company determined the next milestone that might be achieved under this agreement is for $8.0 million due at the first dosing of a patient for an undisclosed target under a Phase 1 study. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, the Company may not receive any additional milestone payments or royalty payments from GSK.

For each selected target in the collaboration, we were primarily responsible for research until the earlier of selection of a development candidate for the target or January 8, 2015, and GSK is solely responsible for subsequent development and commercialization. GSK provided a fixed amount of research funding during the second and third years of the research term and was obligated to provide research funding equal to 100.0% of mutually agreed research and development costs, subject to specified limitations, for any research activities we conducted in the fourth year of the research term. At this stage, GSK is solely responsible for subsequent development and commercialization.

Exclusivity Provisions. Subject to exceptions specified in the agreement, during the term of the agreement, we may not research, develop or commercialize HMT inhibitors directed to the two targets selected by GSK, other than pursuant to the agreement.

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

Upon the execution of the amended and restated collaboration agreement in March 2015, we agreed to pay Eisai a $40.0 million upfront payment. We also agreed to pay Eisai up to $20.0 million in clinical development milestone payments, including a $10.0 million milestone payment upon the earlier of initiation of a first phase 3 clinical trial of any EZH2 product or the first submission of an NDA or MAA, up to $50.0 million in regulatory milestone payments, including a $25.0 million milestone payment upon regulatory approval of the first NDA or MAA, and royalties at a percentage in the mid-teens on worldwide net sales of any EZH2 product, excluding net sales in Japan.  We are eligible to receive from Eisai royalties at a percentage in the mid-teens on net sales of any EZH2 product in Japan.

Under the original agreement, Eisai was solely responsible for funding all research, development and commercialization costs for licensed compounds. Under the amended agreement, we are solely responsible for funding global development, manufacturing and commercialization costs for EZH2 compounds outside of Japan, and Eisai is solely responsible for funding Japan-specific development and commercialization costs for EZH2 compounds. In connection with the amendment and restatement of our collaboration and license agreement with Eisai, we and Eisai agreed to the transition to us of ongoing development and manufacturing activities that were being conducted by or on behalf of Eisai. In January 2017, as part of Eisai’s obligations under the amended and restated collaboration agreement, Eisai enrolled and dosed the first patient in a Phase 1 study of tazemetostat in patients with relapsed or refractory B-cell NHL in Japan, and waived the right of first negotiation for the rest of Asia.

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

LYSA

In May 2016, we entered into a collaboration agreement with the Lymphoma Academic Research Organization, or LYSARC, to conduct a combination trial of tazemetostat with R-CHOP. LYSARC is the operational arm of LYSA. This multi-center Phase 1b/2 study is evaluating tazemetostat in combination with R-CHOP, as a first line treatment in elderly, high-risk patients with DLBCL and is being sponsored by LYSARC. LYSA is managing the study operations for the trial, and we are recognizing our share of the related expenses as those costs are incurred over the duration of the trial. The study was initiated in December 2016.

Genentech

In June 2016, we entered into a collaboration agreement with Genentech, a member of the Roche Group, to conduct a Phase 1b clinical trial to investigate the anti-cancer effects of tazemetostat and Genentech’s atezolizumab, when used in combination. The trial will evaluate this combination regimen for the treatment of patients with relapsed or refractory DLBCL. This trial was initiated in December 2016.

In June 2017, we announced an expansion of our clinical collaboration with Genentech to investigate the combination of tazemetostat with atezolizumab in a Phase 1b/2 clinical trial for the treatment of patients with relapsed or refractory metastatic NSCLC. The trial will be part of MORPHEUS, Genentech’s open-label, multi-

center, randomized umbrella trial evaluating the efficacy and safety of multiple immunotherapy-based treatment combinations for metastatic NSCLC. This trial was initiated at the end of 2017.

Under the agreement, each company supplies its respective anti-cancer agent to support the trials and shares equally in the trial costs. Genentech is managing the study operations for both trials, and we are recognizing our share of the related expenses as those costs are incurred over the duration of each respective trial.

Companion Diagnostics

Roche Molecular

In December 2012, Eisai and we entered into an agreement with Roche Molecular under which Eisai and we engaged Roche Molecular to develop a companion diagnostic to identify patients who possess certain point mutations of EZH2. In October 2013, this agreement was amended to include additional point mutations in EZH2. The $21.5 million of development costs due under the amended agreement with Roche Molecular were the responsibility of Eisai until the execution of our amended and restated collaboration and license agreement with Eisai in March 2015, at which time we assumed responsibility for the remaining development costs due under the agreement. In December 2015, we entered into the second amendment to the companion diagnostic agreement with Roche Molecular. As of December 31, 2017, we are responsible for the remaining development costs of $10.5 million due under the agreement. The agreement was further amended in March 2018. Under the amended agreement, we are responsible for remaining development costs of $10.4 million due under the agreement and Eisai has agreed to reimburse us for $0.9 million of this amount related to a regulatory milestone for Japan. We expect the remaining development costs under the amended agreement to be incurred and paid through 2019.

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

Intellectual Property

We strive to protect the proprietary compounds and technologies that we believe are important to our business, including seeking and maintaining patent protection intended to cover the composition of matter of our product candidates, their methods of use, related technologies, diagnostics and other inventions. Our patent portfolio is currently composed of over 250 issued patents and allowed patent applications and over 500 pending patent applications in the major pharmaceutical markets, that we own as well as license from other parties. In addition to patent protection, we also rely on trade secrets and careful monitoring of our proprietary information to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.

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

EZH2. Our EZH2 patent portfolio includes U.S. Patent No. 8,410,088 covering the composition of matter of tazemetostat. This patent issued on April 2, 2013 and is expected to expire in 2032, not including extensions. Our EZH2 portfolio also includes 28 additional U.S. patents and more than 170 foreign patents, expected to expire between 2031 and 2034, not including extensions. The claims of these patents cover the composition of matter of EZH2 inhibitor compounds and various methods of their making and use. Patent applications in the same families as these patents are pending in a variety of worldwide jurisdictions, including the United States. The EZH2 program portfolio encompasses more than 35 patent families with pending patent applications relating to compositions of matter and methods of making and use of EZH2 inhibitors. The patent families in this portfolio are in various stages of prosecution and include patent applications filed in a variety of worldwide jurisdictions, including the United States; Patent Cooperation Treaty, or PCT, applications that are eligible for filing in most worldwide jurisdictions, including the United States; and U.S. provisional applications that may be used to establish non-provisional U.S. applications, PCT applications and other national filings worldwide. Our patent applications in the EZH2 portfolio, if issued, would be expected to expire between 2031 and 2037.

DOT1L. Our DOT1L patent portfolio includes U.S. Patent No. 8,580,762 covering the composition of matter of pinometostat. The patent issued on November 12, 2013 and is expected to expire in 2032, not including extensions. Our DOT1L portfolio also includes nine additional U.S. patents and more than 40 foreign patents, expected to expire between 2031 and 2034, not including extensions. The DOT1L program portfolio encompasses more than fifteen patent families relating to compositions of matter of DOT1L inhibitor compounds and methods of their making and use. The patent families in this portfolio are in various stages of prosecution and include patent families with applications filed in a variety of worldwide jurisdictions including the United States; and PCT applications that are eligible for filing in most worldwide jurisdictions, including the United States. These patents and patent applications are wholly owned by us. Our patent applications in the DOT1L portfolio, if issued, would be expected to expire between 2031 and 2037.

EHMT2.  Our EHMT2 patent portfolio includes more than five patent families directed to various product candidates and methods of use, with applications filed in the United States and internationally. The portfolio includes PCT applications that are eligible for filing in most jurisdictions worldwide, and U.S. provisional applications that may be used as the basis for non-provisional U.S. and international applications. For example, the portfolio includes PCT application PCT/US2017/027918, published on October 19, 2017 under publication number WO 2017/181177 A1, and U.S. non-provisional application 15/601,888, published on December 14, 2017, under publication number US2017/0355712 A1. Patents, if issued from currently pending applications in the EHMT2 portfolio are expected to expire between 2037 and 2038.

Other Targets. We also have patent portfolios directed to targets other than EZH2 and DOT1L, including the HMT targets PRMT1, PRMT3, CARM1 (also known as PRMT4), PRMT5, PRMT6, PRMT8, SMYD2, SMYD3, and EHMT2. These patent portfolios have more than 40 patent families directed to various product candidates with applications filed in the United States, PCT applications that are eligible for filing in most worldwide jurisdictions, including the United States, and U.S. provisional applications that may be used to establish non-provisional U.S. applications, PCT applications and other national filings worldwide. Patents, if issued in these portfolios are expected to expire between 2033 and 2037. For example, we have eight U.S. and a foreign patent that cover PRMT5 inhibitors and methods of their making and use. These patents are expected to expire in 2033, not including extensions.

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

All of our product candidates are small molecules and are manufactured in reliable and reproducible synthetic processes from readily available starting materials. The chemistry is amenable to scale up and does not require unusual equipment in the manufacturing process. We expect to continue to develop product candidates that can be produced cost-effectively at contract manufacturing facilities.

We generally expect to rely on third parties for the manufacture of any companion diagnostics. We are currently collaborating with Roche Molecular for a diagnostic for use with tazemetostat, and we expect to rely on Roche Molecular for the manufacture of the diagnostic it is developing. We may enter into similar agreements for the manufacture of other companion diagnostics.

Commercialization

We have recently begun to establish a commercial infrastructure in preparation for a potential future launch of tazemetostat and other product candidates that may receive marketing approval. We have retained commercial rights in the United States to all of our product candidates for which we may receive marketing approvals, except for two programs that are the subject of our collaboration with GSK and two of the preclinical programs that are the subject of our collaboration with Celgene. We plan to retain commercialization rights in the United States and possibly in select foreign jurisdictions in connection with any future collaborations. We intend to build a focused field presence and marketing capabilities to commercialize any of our product candidates that receive regulatory approval in the United States, as well as the capabilities to lead global commercial strategy.

Subject to receiving marketing approvals, we expect to commence commercialization activities by building an organization in the United States to sell our products. We believe that such an organization will be able to address the hematologists and oncologists who are the key specialists in treating the patient populations for which our clinical stage product candidates are being developed. Outside the United States, we may choose to enter into distribution and other marketing arrangements with third parties for any of our product candidates that obtain marketing approval, or may choose to commercialize our products in certain markets, depending upon many factors, including the target market size, availability of reimbursement, and our financial resources at the time.

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

There are a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies. Companies that are developing new epigenetic treatments for cancer that target HMTs, and protein arginine methyltransferases, or PRMTs, include GSK, Johnson & Johnson, Novartis AG, Pfizer, Inc., Merck & Co., Inc., Daiichi Sankyo Company Limited, Takeda Pharmaceutical Company Limited, AbbVie Inc., AstraZeneca plc, Bayer Schering Pharma AG and Constellation Pharmaceuticals. Specifically, companies which are known to have EZH2 inhibitor programs or related programs include: Constellation Pharmaceuticals, developing an EZH2 inhibitor (CPI-1205, Phase 1/2 castration-resistant prostate cancer), Novartis AG, developing an EED inhibitor which indirectly blocks EZH2 (MAK683, Phase 1/2, advanced malignancies), Daiichi Sankyo, developing a EZH1/EZH2 dual inhibitor (DS-3201, Phase 1, relapsed or refractory non-Hodgkin lymphomas), and Pfizer, which declared a development candidate (PF-06821497) in April 2017. In July 2017, GSK discontinued their EZH2 inhibitor program, GSK2816126, which had been in Phase 1 development in solid tumors and hematological malignancies. In addition, many companies are developing cancer therapeutics that work by targeting epigenetic mechanisms other than HMTs, and some including Celgene, Merck & Co., Inc., Novartis AG, Spectrum Pharmaceuticals, and Eisai, are now marketing cancer treatments that work by targeting epigenetic mechanisms other than HMTs.

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

Tazemetostat. The most common treatments for DLBCL and FL are chemotherapies, usually combined with the monoclonal antibody Rituxan, or more recently, in the case of FL, Gazyva, which is a next-generation antibody that acts against the same target as Rituxan, CD20. While Rituxan and a number of other widely used anti-cancer agents are labeled either broadly for NHL or more narrowly for DLBCL or FL, no therapies are approved specifically for the treatment of tumors associated with EZH2 activating mutations. Additionally, no therapies are approved specifically for the treatment of INI1- and SMARCA4-negative tumors. Epithelioid sarcoma, an INI1-negative tumor, is treated with surgical resection when it presents as localized disease. When epithelioid sarcoma recurs or metastasizes, it may be treated with systemic chemotherapy or investigational agents since there are no approved systemic therapies specifically indicated for this disease. Mesothelioma is typically treated with cisplatin and pemetrexed chemotherapy in the first line setting. There are no established salvage treatments for patients with epithelioid sarcoma or mesothelioma who relapse or who are refractory to first line treatment. Non-small cell lung cancer patients without a mutation that confers sensitivity to a targeted agent, may receive first line treatment of platinum‑based chemotherapy, either cisplatin or carboplatin, potentially along with taxanes, either paclitaxel or docetaxel, vinorelbine, gemcitabine, pemetrexed, and bevacizumab. Pembrolizumab, a PD-1 blocking antibody, is approved as another therapeutic option in first line treatment in NSCLC. In the second line setting, PD-1/PD-L1 blocking antibodies are now the preferred treatment options for patients with NSCLC.

Research and Development Expenses

For the years ended December 31, 2017, 2016 and 2015, we incurred approximately $109.7 million, $91.5 million, and $111.2 million, respectively, on research and development activities.

Government Regulation and Product Approval

Government authorities in the United States, at the federal, state and local level, and in other countries and foreign jurisdictions, including the European Union, extensively regulate, among other things, the research, development, testing, manufacture, quality control, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, pricing, import and export of pharmaceutical products such as those we are developing. The processes for obtaining regulatory approvals in the United States and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations, require the expenditure of substantial time and financial resources.

United States Government Regulation

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and its implementing regulations. The failure to comply with the applicable United States requirements at any time during the product development process, approval process or after approval, may subject an applicant to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve pending NDAs, withdrawal of an approval, imposition of a clinical hold, issuance of warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties.

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s GLP regulations;
•	submission to the FDA of an IND which must become effective before human clinical trials may begin;
•	approval by an independent institutional review board, or IRB, at each clinical site before each trial may be initiated;
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

•	payment of user fees per published Prescription Drug User Fee Act, or PDUFA, guidelines for that year, if applicable;
•	FDA review and approval of the NDA; and
•

compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, and the potential requirement to conduct post-approval studies.

Preclinical Studies and an IND. Before an applicant begins testing a compound with potential therapeutic value in humans, the product candidate enters the preclinical testing stage. Preclinical studies include laboratory evaluation of product chemistry, toxicity and formulation, as well as animal studies to assess its potential safety and efficacy. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data and any available clinical data or literature, among other things, to the FDA as part of an IND. An IND is an exemption from the FDCA that allows an unapproved product candidate to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA authorization to administer such investigational product to humans. Such authorization must be secured prior to interstate shipment and administration of any product candidate that is not the subject of an approved NDA.  An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to one or more proposed clinical trials and places the clinical trial on a clinical hold or partial hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.

Clinical Trials. Clinical trials involve the administration of the investigational new drug to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, an IRB at each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must continue to oversee the clinical trial while it is being conducted.  Additionally, some trials are overseen by an independent group of qualified experts organized by the trial sponsor, known as a data safety monitoring board or committee, or DSMB.

Human clinical trials are typically conducted in four sequential phases, which may overlap or be combined. In Phase 1, the candidate drug is initially introduced into healthy human subjects or patients with the target disease or condition and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an initial indication of its effectiveness. In Phase 2, the investigational drug typically is administered to a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage. In Phase 3, the candidate drug is administered to an expanded patient population, generally at geographically dispersed clinical trial sites, in well-controlled clinical trials to generate enough data to statistically evaluate the efficacy and safety of the product for approval, to establish the overall risk-benefit profile of the product and to provide adequate information for the labeling of the product. In Phase 4, post-approval studies may be conducted to gain additional experience from the treatment of patients in the intended therapeutic indication.

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

In general, the FDA accepts foreign safety and efficacy studies that were not conducted under an IND provided that they are well designed, well conducted, performed by qualified investigators, and conducted in accordance with ethical principles acceptable to the world community. The conduct of these studies must meet at least minimum standards for assuring human subject protection. Therefore, for studies submitted in support of an NDA that were conducted outside the United States and not under an IND, the agency requires demonstration that such studies were conducted in accordance with GCP.

Information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health, or NIH, for public dissemination on the ClinicalTrials.gov website.

Marketing Approval. Assuming successful completion of the required clinical testing, the results of the preclinical and clinical studies, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. Under federal law, the submission of most applications are subject to an application user fee, which for federal fiscal year 2018 is $2,421,495 for an application requiring clinical data. The sponsor of an approved application is also subject to an annual program fee, which for fiscal year 2018 is $304,162. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation and a waiver for certain small businesses.

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

The FDCA requires that a sponsor who is planning to submit a marketing application for a drug or biological product that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan, or PSP, within sixty days of an end-of-phase 2 meeting or as may be agreed between the sponsor and FDA. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. FDA and the sponsor must reach agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from nonclinical studies, early phase clinical trials, or other clinical development programs.

The FDA also may require submission of a REMS plan to mitigate any identified or suspected serious risks. The REMS plan could include medication guides, physician communication plans, assessment plans, and elements to assure safe use, such as restricted distribution methods, patient registries or other risk minimization tools.

Under PDUFA guidelines that are currently in effect, the FDA has agreed to certain performance goals regarding the timing of its review and disposition of an application. The FDA conducts a preliminary review of all NDAs within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA reviews an NDA to determine, among other things, whether the drug is safe and effective and whether the facility in which it is manufactured, processed, packaged or held meets standards designed to assure the product’s continued safety, quality and purity.

The FDA has the option to refer questions regarding an application for a New Molecular Entity, or NME, to an external advisory committee. An advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Before approving an NDA, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical trial sites to assure compliance with GCP and perform a sponsor-monitor audit if an audit has not been completed in the previous two years.

The product development testing and approval process for an NDA requires substantial time, effort and financial resources, and each may take several years to complete. Data obtained from preclinical and clinical testing are not always conclusive and may be susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The FDA may not grant approval of an NDA on a timely basis, or at all.

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

Orphan Drug Designation.  Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug (including a biologic) intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making available in the United States a drug for this type of disease or condition will be recovered from sales in the United States for that drug. Orphan drug designation must be requested before submitting an NDA or BLA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA.

Orphan designation qualifies the sponsor of the drug for various development incentives.  For example, a marketing application for a prescription drug product that has received orphan designation is not subject to a prescription drug user fee unless the application includes an indication for other than the rare disease or condition for which the drug was designated.  Furthermore, federal law establishes certain tax credits designed to encourage the development of orphan drugs.  With passage of the Tax Cuts and Jobs Act of 2017, that tax credit was halved from 50% to 25%.  The granting of an orphan designation request does not alter the standard regulatory requirements and process for obtaining marketing approval. Safety and effectiveness of a drug must be established through adequate and well-controlled studies.

Breakthrough Drug Designation. FDA may grant breakthrough drug designation to a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For drugs and biologics that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA are also eligible for accelerated approval.

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

To be eligible for a Fast Track designation, the FDA must determine, based on the request of a sponsor, that a product is intended to treat a serious or life threatening disease or condition and demonstrates the potential to address an unmet medical need. The FDA will determine that a product will fill an unmet medical need if it will provide a therapy where none exists or provide a therapy that may be potentially superior to existing therapy based on efficacy or safety factors. For Fast Track products, sponsors may have greater interactions with the FDA regarding drug development and may submit sections of a Fast Track product’s NDA on a rolling basis before the entire application is complete.

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

In addition, products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval and may be approved on the basis of adequate and well-controlled clinical trials establishing that the drug product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA may require a sponsor to perform post-marketing confirmatory study(ies) to verify and describe the predicted effect on irreversible morbidity or mortality or other clinical endpoint, and the drug may be subject to accelerated withdrawal procedures.

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

The FDA previously has required in vitro companion diagnostics intended to select the patients who will respond to the cancer treatment to obtain Pre-Market Approval, or PMA, simultaneously with approval of the drug. Based on the guidance, and the FDA’s past treatment of companion diagnostics, we believe that the FDA will require PMA approval of one or more in vitro companion diagnostics to identify patient populations suitable for our cancer therapies. The review of these in vitro companion diagnostics in conjunction with the review of our cancer treatments involves coordination of review by the FDA’s Center for Drug Evaluation and Research, or CDER, and by the FDA’s Center for Devices and Radiological Health, or CDRH, Office of In Vitro Diagnostics Device Evaluation and Safety.

The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling.  PMA applications are subject to an application fee: for federal fiscal year 2018, the standard fee for review of a PMA is $310,764 and the small business fee is $77,691.

After a device is placed on the market, it remains subject to significant regulatory requirements. Medical devices may be marketed only for the uses and indications for which they are cleared or approved. Device manufacturers must also establish registration and device listings with the FDA. A medical device manufacturer’s manufacturing processes and those of its suppliers are required to comply with the applicable portions of the Quality System Regulation, or QSR, which cover the methods and documentation of the design, testing, production, processes, controls, quality assurance, labeling, packaging and shipping of medical devices. Domestic facility records and manufacturing processes are subject to periodic unscheduled inspections by the FDA. The FDA also may inspect foreign facilities that export products to the U.S.

Post-Approval Commitments and Requirements. Drugs manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims are subject to prior FDA review and approval. There also are continuing, annual user fee requirements for any marketed products and the establishments at which such products are manufactured, as well as new application fees for supplemental applications with clinical data.

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

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off label uses, and a company that is found to have improperly promoted off label uses may be subject to significant liability. If a company is found to have promoted off label uses, it may become subject to adverse public relations and administrative and judicial enforcement by the FDA, the Department of Justice, or the Office of the Inspector General of the Department of Health and Human Services, as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes drug products.

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, and its implementing regulations, as well as the Drug Supply Chain Security Act, or DSCA, which regulate the distribution and tracing of prescription drugs and prescription drug samples at the federal level, and set minimum standards for the regulation of drug distributors by the states. The PDMA, its implementing regulations and state laws limit the distribution of prescription pharmaceutical product samples, and the DSCA imposes requirements to ensure accountability in distribution and to identify and remove counterfeit and other illegitimate products from the market.

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

The United States and some foreign jurisdictions are considering enacting or have enacted a number of additional legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives, including, most recently, PPACA, which became law in March 2010 and substantially changed the way healthcare is financed by both governmental and private insurers. Among the provisions of the Affordable Care Act of importance to potential product candidates are:

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

These healthcare reforms, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price for any approved product and/or the level of reimbursement physicians receive for administering any approved product. Reductions in reimbursement levels may negatively impact the prices or the frequency with which products are prescribed or administered.  Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. Since enactment of the PPACA, there have been numerous legal challenges and Congressional actions to repeal and replace provisions of the law.

With enactment of the Tax Cuts and Jobs Act of 2017, which was signed by the President on December 22, 2017, Congress repealed the “individual mandate.”  The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, will become effective in 2019.  According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise.  Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices.  The Congress will likely consider other legislation to replace elements of the ACA during the next Congressional session.

Further, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing.

Exclusivity and Approval of Competing Products

Patent Term Restoration and Extension. A patent claiming a new drug product may be eligible for a limited patent term extension under the Hatch-Waxman Act, which permits a patent restoration of up to five years for patent term lost during product development and the FDA regulatory review. The restoration period granted is typically one-half the time between the effective date of an IND and the submission date of an NDA, plus the time between the submission date of an NDA and the ultimate approval date. Patent term restoration cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date. Only one patent applicable to an approved drug product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent in question. A patent that covers multiple drugs for which approval is sought can only be extended in connection with one of the approvals. The USPTO reviews and approves the application for any patent term extension or restoration in consultation with the FDA.

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

The FDA must establish a priority review track for certain generic drugs, requiring the FDA to review a drug application within eight months for a drug that has three or fewer approved drugs listed in the Orange Book and is no longer protected by any patent or regulatory exclusivities, or is on the FDA’s drug shortage list. The new legislation also authorizes FDA to expedite review of ‘‘competitor generic therapies’’ or drugs with inadequate generic competition, including holding meetings with or providing advice to the drug sponsor prior to submission of the application.

Orphan Drug Exclusivity. Under the Orphan Drug Act, a drug that is approved for the orphan drug designated indication is granted seven years of orphan drug exclusivity.  Orphan drug exclusivity means that the FDA may not approve another sponsor’s marketing application for the same drug for the same indication for seven years, except in certain limited circumstances.  Orphan exclusivity does not block the approval of a different product for the same rare disease or condition, nor does it block the approval of the same product for different indications.  If a drug or biologic designated as an orphan drug ultimately receives marketing approval for an indication broader than what was designated in its orphan drug application, it may not be entitled to exclusivity.

Orphan drug exclusivity will also not bar approval of another product under certain circumstances, including if a subsequent product with the same drug or biologic for the same indication is shown to be clinically superior to the approved product on the basis of greater efficacy or safety, or providing a major contribution to patient care, or if the company with orphan drug exclusivity is not able to meet market demand.  This is the case despite an earlier court opinion holding that the Orphan Drug Act unambiguously required the FDA to recognize orphan exclusivity regardless of a showing of clinical superiority.

We intend to seek orphan drug designation and exclusivity for our products whenever it is available. We have been granted orphan drug designation in the United States and the European Union for pinometostat, and orphan drug designation in the United States for tazemetostat for the treatment of patients with FL, MRT, soft tissue sarcoma and mesothelioma.

Pediatric Exclusivity. Pediatric exclusivity is another type of non-patent marketing exclusivity in the United States and, if granted, provides for the attachment of an additional six months of marketing protection to the term of any existing regulatory exclusivity, including the non-patent and orphan drug exclusivity periods described above, and any listed patent. This six-month exclusivity may be granted if an NDA sponsor submits pediatric data that fairly respond to a written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or Orange Book listed patent protection cover the drug are extended by six months. This is not a patent term extension, but it effectively extends the regulatory period during which the FDA cannot approve an ANDA or 505(b)(2) application owing to regulatory exclusivity or listed patents. When any of our products is approved, we anticipate seeking pediatric exclusivity when it is appropriate.

The 21st Century Cures Act.  On December 13, 2016, President Obama signed the Cures Act into law.  The Cures Act is designed to modernize and personalize healthcare, spur innovation and research, and streamline the discovery and development of new therapies through increased federal funding of particular programs.  It authorizes increased funding for the FDA to spend on innovation projects.  The new law also amends the Public Health Service Act to reauthorize and expand funding for the National Institutes of Health.  The Act establishes the NIH Innovation Fund to pay for the cost of development and implementation of a strategic plan, early stage investigators and research.  It also charges NIH with leading and coordinating expanded pediatric research.  Further, the Cures Act directs the Centers for Disease Control and Prevention to expand surveillance of neurological diseases.

With amendments to the FDCA and the Public Health Service Act, or PHSA, Title III of the Cures Act seeks to accelerate the discovery, development, and delivery of new medicines and medical technologies.  To that end, and among other provisions, the Cures Act reauthorizes the existing priority review voucher program for certain drugs intended to treat rare pediatric diseases until 2020; creates a new priority review voucher program for drug applications determined to be material national security threat medical countermeasure applications; revises the FDCA to streamline review of combination product applications; requires the FDA to evaluate the potential use of “real world evidence” to help support approval of new indications for approved drugs; provides a new “limited population” approval pathway for antibiotic and antifungal drugs intended to treat serious or life-threatening infections; and authorizes the FDA to designate a drug as a “regenerative advanced therapy,” thereby making it eligible for certain expedited review and approval designations.

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

Clinical Trial Approval in the EU. Pursuant to the currently applicable Clinical Trials Directives, an applicant must obtain approval from the competent national authority of the EU Member State in which the clinical trial is to be conducted. If the clinical trial is conducted in different EU Member States, the competent authorities in each of these EU Member States must provide their approval for the conduct of the clinical trial. Furthermore, the applicant may only start a clinical trial at a specific study site after the competent ethics committee has issued a favorable opinion. In April 2014, the EU adopted a new Clinical Trials Regulation, which is set to replace the current Clinical Trials Directive. The new Clinical Trials Regulation will be directly applicable to and binding in all 28 EU Member States without the need for any national implementing legislation, and will become applicable no earlier than 2019. Under the new coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial will be required to submit a single application for approval of a clinical trial to a reporting EU Member State (RMS) through an EU Portal. The submission procedure will be the same irrespective of whether the clinical trial is to be conducted in a single EU Member State or in more than one EU Member State. The Clinical Trials Regulation also aims to streamline and simplify the rules on safety reporting for clinical trials.

Marketing Authorization. To obtain marketing approval of a drug under European Union regulatory systems, we may submit marketing authorization applications, or MAAs, either under a centralized or decentralized procedure. The centralized procedure provides for the grant of a single marketing authorization that is valid for all EU member states. The centralized procedure is compulsory for medicines produced by specified biotechnological processes, products designated as orphan medicinal products, and products with a new active substance indicated for the treatment of specified diseases, and optional for those products that are highly innovative or for which a centralized process is in the interest of patients. Under the centralized procedure in the European Union, the maximum timeframe for the evaluation of an MAA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the Scientific Advice Working Party of the Committee of Medicinal Products for Human Use, or the CHMP. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, defined by three cumulative criteria: the seriousness of the disease, such as heavy disabling or life-threatening diseases, to be treated; the absence or insufficiency of an appropriate alternative therapeutic approach; and anticipation of high therapeutic benefit. In this circumstance, the European Medicines Agency, or EMA, ensures that the opinion of the CHMP is given within 150 days.

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

Priority Medicines, or PRIME, Drug Designation. EMA may grant prime drug designation to medicine developers to treat an unmet medical need upon selection.  Medicines eligible for PRIME must address an unmet medical need, have data available showing the potential to address this need and bring a major therapeutic advantage to patients, and provide early and enhanced support to optimize the development of eligible medicines speed up their evaluation and contribute to timely patients’ access.  Once a candidate is selected for PRIME designation the EMA will provide scientific advice at key development milestones and confirm potential for accelerated assessment at the time of an application for marketing authorization. These medicines are considered priority medicines by EMA.

Brexit and the Regulatory Framework in the United Kingdom.  On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union (commonly referred to as “Brexit”). Thereafter, on March 29, 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The withdrawal of the United Kingdom from the European Union will take effect either on the effective date of the withdrawal agreement or, in the absence of agreement, two years after the United Kingdom provides a notice of withdrawal pursuant to the EU Treaty. Since the regulatory framework for pharmaceutical products in the United Kingdom covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from European Union directives and regulations, Brexit could materially impact the future regulatory regime which applies to products and the approval of product candidates in the United Kingdom. It remains to be seen how, if at all, Brexit will impact regulatory requirements for product candidates and products in the United Kingdom.

Employees

As of March 1, 2018, we had 131 full-time employees, 89 of whom were primarily engaged in research and development activities.

Executive Officers of the Company

The following table sets forth the name, age and position of each of our executive officers as of March 1, 2018.

Name	Age	Position
Robert B. Bazemore	50	President, Chief Executive Officer and Director
Susan E. Graf	45	Chief Business Officer
Matthew E. Ros	51	Chief Operating Officer

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

Susan E. Graf has served as our Chief Business Officer since April 2016. Prior to joining us, from May 2013 to March 2015, Ms. Graf served as the Vice President, Corporate Development and Strategy for NPS Pharma before it was acquired by Shire in 2015. Prior to joining NPS Pharma, Ms. Graf spent nearly18 years at Roche in a number of leadership and executive positions, including Global Head, Commercial Assessment and Due Diligence for Roche Partnering. Ms. Graf is a director of Vitrisa Therapeutics, Inc., a private biopharmaceutical company. Ms. Graf received a Bachelor of Pharmacy degree from Purdue University and an M.B.A. from the Stern School of Business at New York University.

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

Risks Related to the Discovery and Development of Our Product Candidates

We are dependent on the successful development and commercialization of our lead product candidate, tazemetostat. If we are unable to develop, obtain marketing approval for or successfully commercialize this product candidate, either alone or through a collaboration, or if we experience significant delays in doing so, our business could be harmed.

We currently have no products approved for sale and are investing a significant portion of our efforts and financial resources to fund the development of our lead product candidate, tazemetostat. We have another product candidate in clinical trials that we are developing pinometostat, and GSK has initiated a Phase 1 clinical trial for a PRMT5 inhibitor that it has licensed from us. However, these development programs are early stage, and all of our other product candidates are still in preclinical development. As a result, our prospects are substantially dependent on our ability, or the ability of any future collaborator, to develop, obtain marketing approval for and successfully commercialize tazemetostat in one or more disease indications.  The success of tazemetostat and any other product candidate will depend on several factors, including the following:

•	successful enrollment in, and completion of, clinical trials;
•

safety, tolerability and efficacy profiles that are satisfactory to the U.S. Food and Drug Administration, or FDA, the European Medicines Agency, or EMA, or any comparable foreign regulatory authority for marketing approval;

•	timely receipt of marketing approvals from applicable regulatory authorities;
•	the extent of any required post-marketing approval commitments to applicable regulatory authorities;
•	making arrangements with third party manufacturers for, or establishing, clinical and commercial manufacturing capabilities;
•	launching commercial sales of the products, if and when approved, whether alone or in collaboration with others;
•	acceptance of the products, if and when approved, by patients, the medical community and third party payors;
•	effectively competing with other therapies;
•	obtaining and maintaining healthcare coverage and adequate reimbursement;
•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;
•	protecting our rights in our intellectual property portfolio; and
•	maintaining a continued acceptable safety profile of the products following approval.

Many of these factors are beyond our control, including clinical development, the regulatory review process, potential threats to our intellectual property rights and the manufacturing, marketing and sales efforts of any collaborator.  If we or any collaborators do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our product candidates, which would materially harm our business.

Clinical drug development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

We are conducting multiple clinical trials of tazemetostat and pinometostat, and GSK’s PRMT5 inhibitor is in clinical development. The risk of failure for each of these product candidates is high. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans.

Product candidates are subject to preclinical safety studies, which may be conducted concurrently with our clinical testing. The outcomes of these safety studies may delay the launch of or enrollment in future clinical studies. For example, in the course of our preclinical safety studies of tazemetostat, we observed the development of lymphoma in Sprague Dawley rats. As a result of these findings, coupled with our limited clinical experience in FL at the time of the IND submission in December 2015, we were unable to conduct our Phase 2 trial of tazemetostat in FL patients in the United States until the beginning of 2017. If we are unable to adequately address matters such as this when they arise, we may be unable to conduct clinical trials of our product candidates in the United States or in other countries, our trials may be limited to certain patient populations or our ability to conduct other trials in the United States or in other countries may be delayed.

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

Our product development costs may also increase if we experience delays in clinical testing or in obtaining marketing approvals. We do not know whether any of our preclinical studies or clinical trials will continue or begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant preclinical or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside of the United States. In particular, because certain of our product candidates may be focused on specific patient populations, our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate. In addition, some of our competitors have ongoing clinical trials for product candidates that may treat the broader patient populations within which our product candidates are being developed for the treatment of a subset of identifiable patients with cancer and other diseases, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. For instance, our ongoing clinical trials of tazemetostat in adult and pediatric patients with INI1-negative tumors are targeting rare patient populations. In addition, our Phase 2 clinical trial of tazemetostat in patients with NHL has two arms targeting patients with EZH2 activating mutations in their tumors, one in diffuse large B-cell lymphoma, or DLBCL, originating from the germinal center of the lymph node, or GCB DLBCL, and one in follicular lymphoma, or FL. Based on the aggregate scientific literature, we believe that patients with these mutations represent approximately 20% of the total GCB DLBCL and FL population in the United States and other major reimbursable markets. In any clinical study, the actual percentage of patients enrolled with these EZH2 mutations may vary from the range suggested by the literature. As a result, these arms of the Phase 2 NHL clinical trial have been, and are likely to continue to be, slower to enroll than the other arms of the Phase 2 NHL clinical trial.

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

The discovery of novel epigenetic therapies for patients with cancer and other serious diseases is an emerging field, and the scientific discoveries that form the basis for our efforts to discover and develop product candidates are relatively new. Although epigenetic regulation of gene expression plays an essential role in biological function, few drugs premised on epigenetics have been discovered. Moreover, those drugs based on an epigenetic mechanism that have received marketing approval are in different target classes than the CMPs where our research and development is principally focused. Although preclinical studies suggest that genetic alterations can result in changes to the activity of CMPs making them oncogenic, to date no company has translated these biological observations into systematic drug discovery that has yielded a drug that has received marketing approval. We believe that our first three HMT inhibitors in the clinic are all the first molecules against these targets to enter clinical development. Therefore, we do not know if our approach of inhibiting HMTs or other CMPs to treat patients with cancer and other serious diseases will be successful.

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

If we or our collaborators are unable to successfully develop companion diagnostics for our therapeutic product candidates when needed, or experience significant delays in doing so, we may not achieve marketing approval or realize the full commercial potential of our therapeutic product candidates.

We may develop, or we may work with collaborators, to develop companion diagnostics for our therapeutic product candidates to identify patients for our clinical trials who have the specific cancers that we are seeking to treat as appropriate and when existing, available technology may not be sufficient to identify those patients. We do not have experience or capabilities in developing or commercializing diagnostics and plan to rely in large part on third parties to perform these functions. For example, we have entered into an agreement with Roche Molecular to develop and commercialize a companion diagnostic for use with tazemetostat for NHL patients with EZH2 activating mutations. Companion diagnostics are subject to regulation by the FDA and similar regulatory authorities outside of the United States as medical devices and require separate regulatory approval prior to commercialization. If any third parties that we engage to assist us are unable to successfully develop companion diagnostics that are needed for our therapeutic product candidates, or experience delays in doing so:

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

Since inception, we have incurred significant operating losses. Our net loss was $134.3 million for the year ended December 31, 2017, $110.2 million for the year ended December 31, 2016, and $132.4 million for the year ended December 31, 2015. As of December 31, 2017, we had an accumulated deficit of $488.1 million. To date, we have financed our operations primarily through our collaborations, our public offerings, and private placements of our preferred stock. All of our revenue to date has been collaboration revenue. We have devoted substantially all of our financial resources and efforts to research and development, including clinical and preclinical studies. We are still in the early to middle stages of development of our product candidates, and we have not completed development of any product candidates. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will continue to increase over the next several years as we:

•	continue our Phase 2 clinical trial of tazemetostat for the treatment of patients with NHL;
•	continue our Phase 2 clinical trial of tazemetostat for the treatment of adult patients with certain molecularly defined solid tumors;
•	continue our Phase 1 clinical trial of tazemetostat for the treatment of pediatric patients with certain molecularly-defined solid tumors;
•	continue our Phase 2 clinical trial of tazemetostat in relapsed or refractory patients with mesothelioma characterized by BAP1 loss-of-function;
•

continue our clinical trials of tazemetostat in combination with R-CHOP in first line elderly patients with DLBCL and in combination with Genentech Inc.’s anti-PD-L1 cancer immunotherapy, atezolizumab, in patients with relapsed or refractory DLBCL being conducted by our collaborators;

•

continue our clinical trial of tazemetostat in combination with Genentech’s anti-PD-L1 cancer immunotherapy, atezolizumab, in patients with relapsed or refractory NSCLC being conducted by our collaborator, Genentech;

•	design and conduct a new combination trial of tazemetostat in FL;
•	pay any milestone payments provided for and achieved under the amended and restated collaboration and license agreement with Eisai;
•	complete IND-enabling studies for EZM8266, a G9a inhibitor designed to treat patients with sickle cell disease, and prepare for a Phase 1 study;
•	conduct research and development for Celgene under our amended and restated collaboration and license agreement;
•	continue the research and development of our other product candidates;
•	seek to discover and develop additional product candidates;
•	seek regulatory approvals for any product candidates that successfully complete clinical trials;
•	ultimately establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any products for which we may obtain regulatory approval;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional clinical, quality control and scientific personnel; and
•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts.

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

We expect our expenses to increase in connection with our ongoing activities, particularly to fund our tazemetostat development program; make any milestone payments provided for and achieved under the amended and restated collaboration and license agreement with Eisai; continue research for Celgene under our amended and restated collaboration and license agreement; and continue research and development and initiate clinical trials of, and seek regulatory approval for, any future product candidates. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on acceptable terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash, cash equivalents and marketable securities as of December 31, 2017, will be sufficient to fund our planned operating expenses and capital expenditure requirements into the third quarter of 2019. We have based these expectations on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Our future capital requirements will depend on many factors, including:

•	the progress and results of our ongoing and planned clinical trials of tazemetostat;
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

Risks Related to the Commercialization of Our Product Candidates

We may be unable to obtain, or may be delayed in obtaining, marketing approval for our product candidates.

Based on interactions with the FDA, we have identified a potential path for accelerated approval in epithelioid sarcoma and we are targeting submission of our first NDA to the FDA for tazemetostat for this indication in the fourth quarter of 2018.  In addition, based on initial engagement with the FDA, we believe we have the opportunity to submit for accelerated approval for tazemetostat as a monotherapy in FL. We plan to continue engaging with the FDA in 2018 to further refine our registration strategy for FL and, subject to the results of the FL cohorts in our ongoing Phase 2 study, are targeting submission of an NDA to the FDA for tazemetostat for FL in 2019.  It is possible that the FDA or any other regulatory authority may refuse to accept our applications for substantive review, or that the FDA or other regulatory authority may conclude after review of our data that our application is insufficient to obtain marketing approval of tazemetostat on an accelerated basis or at all. If the FDA does not agree that we have sufficient data to seek accelerated approval or does not accept or approve one or more of our planned NDAs for tazemetostat, we may be required to study tazemetostat in additional patients or conduct additional clinical trials, preclinical studies or manufacturing validation studies and submit that data to regulators before our application can be resubmitted or will be reconsidered. Depending on the extent of these or any other required trials or studies, submission of our planned NDAs or acceptance or approval of these NDAs for tazemetostat may be delayed by several years, or may require us to expend more resources than we have available. It is also possible that additional trials or studies, if performed and completed, may not be considered sufficient by the FDA to accept or approve the planned NDAs for tazemetostat. Any delay in obtaining, or an inability to obtain, marketing approvals would prevent us from commercializing tazemetostat in the United States and/or abroad, generating revenue and achieving and sustaining profitability. If any of these outcomes occurs, either to tazemetostat or to any future product candidate for which we may seek marketing approval, we may be forced to abandon our development efforts for tazemetostat or such future product candidates, which could significantly harm our business.

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

We have recently begun building the infrastructure necessary to support the successful commercial launch and marketing of tazemetostat and other product candidates that may receive marketing approval. There are risks involved with establishing our own sales, marketing and distribution capabilities. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. These efforts may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

Specifically, there are a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies. Companies that are developing new epigenetic treatments for cancer that target HMTs include GSK, Johnson & Johnson, Novartis AG, Pfizer, Inc., Merck & Co., Inc., Daiichi Sankyo Company Limited, Takeda Pharmaceutical Company Limited, AbbVie Inc., AstraZeneca Plc, Bayer Schering Pharma AG and Constellation Pharmaceuticals. Specifically, companies which are known to have EZH2 inhibitor programs or related programs include: Constellation Pharmaceuticals, developing an EZH2 inhibitor (CPI-1205, Phase 1/2 castration-resistant prostate cancer), Novartis AG, developing an EED inhibitor which indirectly blocks EZH2 (MAK683, Phase 1/2, advanced malignancies), Daiichi Sankyo, developing a EZH1/EZH2 dual inhibitor (DS-3201, Phase 1, relapsed or refractory non-Hodgkin lymphomas), and Pfizer, which declared a development candidate (PF-06821497) in April 2017. In July 2017, GSK discontinued their EZH2 inhibitor program, GSK2816126, which had been in Phase 1 development in solid tumors and hematological malignancies. In addition, many companies are developing cancer therapeutics that work by targeting epigenetic mechanisms other than HMTs, and some including Celgene, Merck & Co., Inc., Novartis AG, Spectrum Pharmaceuticals, and Eisai, are now marketing cancer treatments that work by targeting epigenetic mechanisms other than HMTs.

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

Our resources for drug development are limited and we do not yet have any capability for sales, marketing or distribution. Accordingly, we have entered into therapeutic collaborations with other companies that we believe can provide such capabilities, including our collaboration and license agreements with Celgene and GSK. We also rely on Genentech to manage our combination trial of tazemetostat and atezolizumab in relapsed or refractory DLBCL and relapsed or refractory non-small cell lung cancer, and on the Lymphoma Study Association to manage our combination study of tazemetostat and R-CHOP in newly diagnosed, elderly, high risk patients with DLBCL. With our reacquisition of tazemetostat rights under our amended and restated collaboration and license agreement with Eisai, we don’t have access to Eisai’s capabilities for tazemetostat except with Eisai in Japan. Our collaborations have provided us with important funding for our development programs and product platform and we expect to receive additional funding under these collaborations in the future. Our existing therapeutic collaborations, and any future collaborations we enter into, may pose a number of risks, including the following:

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

Failure of our third party collaborators to successfully commercialize companion diagnostics, developed for use with our therapeutic product candidates, if and when needed, could harm our ability to commercialize these product candidates.

We do not plan to develop companion diagnostics internally and, as a result, we are dependent on the efforts of our third party collaborators to successfully commercialize companion diagnostics when existing, available technology may not be sufficient to identify patients for treatment with our therapeutic product candidates. For example, we may rely on Roche Molecular to develop a companion diagnostic for detecting activating mutations in EZH2 in the tazemetostat in NHL program. Our collaborators:

•	may not perform their obligations as expected or have difficulty responding to accelerated approval time lines alongside the therapeutic product development;
•	may encounter production difficulties that could constrain the supply of the diagnostics;
•	may encounter delays or have difficulty obtaining regulatory approval for the diagnostic in target markets;
•	may have difficulties gaining acceptance of the use of the diagnostics in the clinical community;
•	may not pursue commercialization of any diagnostics that achieve regulatory approval;
•

may elect not to continue or renew commercialization programs based on changes in the collaborators’ strategic focus or available funding, or external factors such as an acquisition, that divert resources or create competing priorities;

•	may not commit sufficient resources to the marketing and distribution of such product or products; and
•	may terminate their relationship with us.

If complementary or companion diagnostics for use with our therapeutic product candidates fail to gain market acceptance, our ability to derive revenues from sales of our therapeutic product candidates could be harmed. If our collaborators fail to commercialize these companion diagnostics, we may not be able to enter into arrangements with another diagnostic company to obtain supplies of an alternative diagnostic test for use in connection with our therapeutic product candidates or do so on commercially reasonable terms, which could adversely affect and delay the development or commercialization of our therapeutic product candidates.

We rely, and expect to continue to rely, on third parties to conduct our clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.

We currently rely on third party clinical research organizations to conduct our ongoing clinical trials and plan to rely on third party clinical research organizations or third party research collaborative groups to conduct our planned clinical trials. We do not plan to independently conduct clinical trials of any future product candidates. We expect to continue to rely on third parties, such as clinical research organizations, research collaborative groups, clinical data management organizations, medical institutions and clinical investigators, to conduct our clinical trials. These agreements might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, our product development activities might be delayed.

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

In the United States, the patent term of a patent that covers an FDA-approved drug may also be eligible for patent term extension, which permits patent term restoration as compensation for the patent term lost during the FDA regulatory review process. The Hatch-Waxman Act permits a patent term extension of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. Patent extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended. Similar provisions are available in Europe and other non-United States jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our product candidates receive FDA approval, we expect to apply for patent term extensions on patents covering those product candidates. We intend to seek patent term extensions for any of our issued patents in any jurisdiction where they are available, however there is no guarantee that the applicable authorities will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions.

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

However, we plan to submit an NDA to the FDA for tazemetostat for the treatment of epithelioid sarcoma in the fourth quarter of 2018 and to submit an NDA to the FDA for tazemetostat for the treatment of FL in 2019.  Failure to obtain marketing approval for tazemeotstat or any other product candidate will prevent us from commercializing the product candidate. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third party clinical research organizations to assist us in this process.

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

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States. We have obtained orphan drug designations for tazemetostat for the treatment of patients with FL, MRT, soft tissue sarcoma and mesothelioma. The orphan drug designation for the treatment of MRT applies to INI1-negative MRT as well as SMARCA4-negative malignant rhabdoid tumor of ovary. We have also obtained orphan drug designations for pinometostat for the treatment of acute lymphoblastic leukemia and acute myeloid leukemia in the United States and Europe.  We may not receive orphan drug designation for these product candidates for other indications, or for any other future clinical candidates we may develop.

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

On August 3, 2017, the Congress passed the FDA Reauthorization Act of 2017 (FDARA). FDARA, among other things, codified the FDA’s pre-existing regulatory interpretation, to require that a drug sponsor demonstrate the clinical superiority of an orphan drug that is otherwise the same as a previously approved drug for the same rare disease in order to receive orphan drug exclusivity. The new legislation reverses prior precedent holding that the Orphan Drug Act unambiguously requires that the FDA recognize the orphan exclusivity period regardless of a showing of clinical superiority. The FDA may further reevaluate the Orphan Drug Act and its regulations and policies. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

A Fast Track designation by the FDA, such as the Fast Track designation we received for tazemetostat, may not lead to a faster development or regulatory review or approval process.

We have announced that we have received Fast Track designation from the FDA for tazemetostat for patients with relapsed or refractory FL, with or without activating EZH2 mutations, and relapsed or refractory DLBCL with EZH2 activating mutations. We intend to seek Fast Track designation for tazemetostat for other indications and for our other product candidates as appropriate. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA Fast Track designation. Drugs that have received Fast Track designation from the FDA are eligible for expedited development and priority review, and the opportunity for a rolling review, under certain circumstances. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure that the FDA would decide to grant it. Even if we do receive Fast Track designation, as we have for tazemetostat, we may not experience a faster development process, review or approval compared to conventional FDA procedures. We or the FDA may withdraw

Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program.

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

Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. On March 29, 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. Since a significant proportion of the regulatory framework in the United Kingdom is derived from European Union directives and regulations, the referendum could materially impact the regulatory regime with respect to the approval of our product candidates in the United Kingdom or the European Union. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for our product candidates, which could significantly and materially harm our business.

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

Efforts to ensure that our business with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. We do not have a fully developed compliance program and will need to establish a more robust compliance infrastructure to address our needs in this area. We may fail to establish appropriate compliance measures, and even with a stronger program in place, it is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion of products from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

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

Further, other legislative changes have been proposed and adopted since the PPACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. In January 2013, the American Taxpayer Relief Act of 2012 became law, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

We expect that these healthcare reforms, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product and/or the level of reimbursement physicians receive for administering any approved product we might bring to market. Reductions in reimbursement levels may negatively impact the prices we receive or the frequency with which our products are prescribed or administered.  Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors.

With enactment of the Tax Cuts and Jobs Act of 2017, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.”  The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, will become effective in 2019.  According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise.  Further, each chamber of the Congress has put forth multiple bills designed to repeal or repeal and replace portions of the PPACA. Although none of these measures has been enacted by Congress to date, Congress may consider other legislation to repeal and replace elements of the ACA. The Congress will likely consider other legislation to replace elements of the PPACA, during the next Congressional session.

The Trump administration has also taken executive actions to undermine or delay implementation of the PPACA.  In January 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the PPACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the PPACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices.  In October 2017, President Trump signed a second Executive Order allowing for the use of association health plans and short-term health insurance, which may provide fewer health benefits than the plans sold through the PPACA exchanges.  At the same time, the Trump administration announced that it will discontinue the payment of cost-sharing reduction (CSR) payments to insurance companies until Congress approves the appropriation of funds for such CSR payments. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the PPACA.  A bipartisan bill to appropriate funds for CSR payments was introduced in the Senate, but the future of that bill is uncertain.

The costs of prescription pharmaceuticals in the United States has also been the subject of considerable discussion in the United States, and members of Congress and the Trump administration have stated that they will address such costs through new legislative and administrative measures. To date, there have been several recent U.S. congressional inquiries and proposed state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products.  The pricing of prescription pharmaceuticals is also subject to governmental control outside the United States. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost effectiveness of our product candidates to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our ability to generate revenues and become profitable could be impaired.

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

Our internal computer systems, or those of any collaborators or contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs.

Our internal computer systems and those of any collaborators, contractors or consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further development and commercialization of our product candidates could be delayed.

Risks Related to Employee Matters and Managing Growth

Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.

We are highly dependent on the research and development, clinical and business expertise of our executive officers as well as the other principal members of our management, scientific and clinical teams. Although we have entered into employment letter agreements with our executive officers, each of them may terminate their employment with us at any time. For instance, since January 1, 2017, our former Executive Vice President and Chief Financial Officer, our former President of Research and Chief Scientific Officer, and our former Executive Vice President and Chief Medical Officer have terminated their employment with us.  We do not maintain “key person” insurance for any of our executives or other employees.

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

Our stock price has been and may in the future be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. From January 1, 2015 until March 1, 2018, the sale price of our common stock as reported on the NASDAQ Global Market ranged from a high of $28.48 to a low of $7.02. The market price for our common stock may be influenced by many factors, including:

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and will remain an emerging growth company through 2018. For so long as we remain an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

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

The recently passed comprehensive tax reform bill could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law new legislation that significantly revised the Internal Revenue Code of 1986, as amended. The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain how various states will respond to the newly enacted federal tax law. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

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

Our headquarters are located in Cambridge, Massachusetts, where we occupy approximately 43,066 square feet of office and laboratory space. The term of the Cambridge lease expires November 30, 2022. In addition, we occupy approximately 6,830 square feet of office space in Durham, North Carolina. The term of the Durham lease expires on November 30, 2020.

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

Our common stock is traded on the NASDAQ Global Market under the symbol “EPZM.” Trading of our common stock commenced on May 31, 2013, following the completion of our initial public offering. The following table sets forth the high and low sale prices per share of our common stock, as reported on the NASDAQ Global Market, for the periods indicated:

	Market Price
	High	Low
Year ended December 31, 2017:
Fourth quarter	$20.45	$11.35
Third quarter	$20.00	$11.15
Second quarter	$18.50	$9.30
First quarter	$17.80	$9.45
Year ended December 31, 2016:
Fourth quarter	$12.35	$8.55
Third quarter	$10.55	$7.12
Second quarter	$13.20	$8.96
First quarter	$15.28	$8.79

As of March 1, 2018, the number of holders of record of our common stock was 18. This number does not include beneficial owners whose shares are held in street name.

Dividends

We have never declared or paid cash dividends on our capital stock. We intend to retain all of our future earnings, if any, to finance the growth and development of our business. We do not intend to pay cash dividends to our stockholders in the foreseeable future.

Stock Performance Graph

The following graph shows a comparison from May 31, 2013, the first date that shares of our common stock were publicly traded, through December 31, 2017 of the cumulative total return on an assumed investment of $100.00 in cash in our common stock, the NASDAQ Composite Index and the NASDAQ Biotechnology Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and NASDAQ Biotechnology Index assume reinvestment of dividends.

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

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Collaboration revenue	$10,000	$8,007	$2,560	$41,411	$68,482
Operating expenses:
Research and development	109,661	91,461	111,209	75,595	57,567
General and administrative	37,181	28,372	23,900	20,866	14,042
Total operating expenses	146,842	119,833	135,109	96,461	71,609
Operating loss	(136,842)	(111,826)	(132,549)	(55,050)	(3,127)
Other income (expense), net	2,197	1,614	173	154	(7)
Income tax benefit (expense)	336	—	—	(109)	(349)
Net loss	$(134,309)	$(110,212)	$(132,376)	$(55,005)	$(3,483)
Accretion of redeemable convertible preferred stock to redemption value	—	—	—	—	264
Loss allocable to common stockholders	$(134,309)	$(110,212)	$(132,376)	$(55,005)	$(3,747)
Basic and diluted loss per share allocable to common stockholders	$(2.18)	$(1.93)	$(3.32)	$(1.67)	$(0.22)
Basic and diluted weighted average shares outstanding	61,471	57,126	39,839	33,027	17,049

	As of December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$226,664	$77,895	$208,323	$190,095	$123,564
Marketable securities	49,775	164,297	—	—	—
Total assets	289,359	252,441	217,903	199,203	162,988
Deferred revenue	28,809	28,809	30,709	23,151	46,872
Total stockholders’ equity	235,371	201,700	169,532	160,282	104,313

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a clinical-stage biopharmaceutical company that is committed to rewriting treatment for cancer and other serious diseases through discovering, developing, and commercializing novel epigenetic medicines. By focusing on the genetic drivers of disease, our science seeks to match targeted medicines with the patients who need them. We are broadly developing our lead product candidate, tazemetostat, an oral, first-in-class selective inhibitor of the EZH2 histone methyltransferase, or HMT, in a range of cancer types and settings, and developing the lead development candidate in our novel G9a program, EZM8266, for the treatment of sickle cell disease, or SCD.

We have taken a “pipeline in a product” approach to developing tazemetostat with a broad clinical development program through company-sponsored studies and collaborations that are evaluating tazemetostat as both a monotherapy and combination treatment in both hematological malignancies and solid tumors. Tazemetostat has shown meaningful clinical activity as a monotherapy in indications in both disease areas and has been well tolerated across clinical trials to date.

In our hematological program, we are conducting global Phase 2 studies evaluating tazemetostat’s treatment potential in patients with relapsed or refractory follicular lymphoma, or FL, or diffuse large B-cell lymphoma, or DLBCL, the two most prevalent forms of non-Hodgkin lymphoma, or NHL, both with and without EZH2 activating mutations. We are continuing to enroll FL and DLBCL patients with EZH2 mutations in our ongoing global Phase 2 monotherapy relapsed or refractory FL and DLBCL study. Based on initial engagement with the U.S. Food and Drug Administration, or FDA, we believe we have the opportunity to submit for accelerated approval for tazemetostat as a monotherapy in FL. We plan to continue to engage with the FDA in 2018 to further refine our registration strategy for FL, and subject to the results of our FL study, are targeting a planned submission to the FDA of a New Drug Application, or NDA, for tazemetostat for FL in 2019. We also have multiple combination studies underway through collaborators with both targeted agents and chemotherapy in DLBCL, in both relapsed or refractory and first-line treatment settings, and plan to commence a combination study of tazemetostat in FL in the second half of 2018.

In our solid tumor program, we are evaluating tazemetostat’s treatment potential in adults and children with molecularly defined solid tumors, including INI1- and SMARCA4-negative tumors, which we collectively refer to as INI1-negative tumors. We are conducting a global Phase 2 trial of tazemetostat in adults with INI1-negative tumors, including epithelioid sarcoma, malignant rhabdoid tumors, or MRT, other INI1-negative tumors, and chordoma. Based on positive data that we observed in the epithelioid sarcoma cohort in the ongoing study, we engaged with the FDA in May 2017. Based on this FDA interaction, we have identified a potential path to submission for accelerated approval in this indication and we are targeting submission of our first NDA to the FDA for tazemetostat for epithelioid sarcoma in the fourth quarter of 2018. In connection with this submission, we plan to commence a clinical trial of tazemetostat for epithelioid sarcoma that could serve as the confirmatory trial required in connection with any accelerated approval. We are also evaluating tazemetostat in the dose-expansion portion of a Phase 1 study in pediatric patients with INI1-negative tumors and in a Phase 2 study in adults with mesothelioma characterized by BAP1 loss-of-function. In addition, as part of a study conducted by our collaborator Genentech, Inc., or Genentech, tazemetostat is being evaluated in combination with atezolizumab (TECENTRIQ®), a PD-L1 inhibitor, in patients with non-small cell lung cancer, or NSCLC. In 2018, we expect to execute on the following relating to tazemetostat:

•

continue dosing patients in our Phase 2 monotherapy trial of tazemetostat in adults with molecularly defined solid tumors and present updated epithelioid sarcoma data on the full registration cohort of 60 patients and interim data in other cohorts that have surpassed futility from this trial in the second half of 2018;

•	submit our first NDA submission, for the treatment of epithelioid sarcoma, in the fourth quarter of 2018 and begin preparing for a confirmatory study in epithelioid sarcoma;
•

complete enrollment of patients in our Phase 2 monotherapy study of tazemetostat in adults with relapsed or refractory NHL and present updated monotherapy data from this trial at individual medical meetings in the mid-to second half of 2018;

•	continue to refine our regulatory strategy in FL, with a planned FL NDA submission in 2019, and determine next development steps for DLBCL monotherapy in EZH2 mutant patients;
•	complete enrollment in the dose expansion phase of our Phase 1 monotherapy study of tazemetostat in children with molecularly defined solid tumors in the second half of 2018;
•

complete enrollment in the combination trial of tazemetostat and atezolizumab in patients with relapsed or refractory DLBCL, as well as evaluate the opportunity with our partner Genentech in regard to the appropriate timing and forum for data presentation;

•

advance our Phase 1b combination trial of tazemetostat and R-CHOP in first line patients with DLBCL to determine the recommended Phase 2 dose and advance into the Phase 2 expansion portion of the study as well as evaluate the opportunity with our partner, the Lymphoma Study Association, to present the phase 1b dose escalation data at a future medical meeting;

•

complete enrollment in the additional arm of our ongoing Phase 2 NHL study to investigate tazemetostat in combination with prednisolone for patients with relapsed or refractory DLBCL and evaluate the opportunity to present data at a future medical meeting;

•	initiate a combination trial of tazemetostat in FL in the second half of 2018 designed to support registration strategy; and
•	present Phase 2 study data of tazemetostat in patients with mesothelioma characterized by a loss-of-function of BAP1 at a medical meeting in mid-2018.

We also plan to complete IND-enabling studies of development candidate EZM8266, targeted for SCD, to enable a first in human study in early 2019.

We have recently begun building the infrastructure necessary to support the successful commercial launch and marketing of tazemetostat or other product candidates that may receive marketing approval. We own the global development and commercialization rights to tazemetostat outside of Japan. Eisai Co. Ltd, or Eisai, holds the rights to develop and commercialize tazemetostat in Japan. Tazemetostat is covered by claims of U.S. and European composition of matter patents, which are expected to expire in 2032, not including extensions. We have announced that the FDA has granted tazemetostat Fast Track designation in patients with relapsed or refractory FL, with or without activating EZH2 mutations, and relapsed or refractory DLBCL with EZH2 activating mutations. The FDA has granted tazemetostat orphan drug designation for the treatment of patients with follicular lymphoma, malignant rhabdoid tumors, or MRT, soft tissue sarcoma and mesothelioma. The orphan drug designation for the treatment of MRT applies to INI1-negative MRT as well as SMARCA4-negative malignant rhabdoid tumor of ovary. We also own global rights to EZM8266 targeting G9a.

We have retained commercialization rights in the United States to all of our other programs, except two programs that are the subject of our collaboration with Glaxo Group Limited (GlaxoSmithKline or GSK, and two of the preclinical programs that are the subject of our collaboration with Celgene. We plan to retain commercialization rights in the United States and possibly in select foreign jurisdictions in connection with any future collaborations. We intend to build a focused field presence and marketing capabilities to commercialize any of our product candidates that receive regulatory approval in the United States, as well as the capabilities to lead global commercial strategy. As of December 31, 2017, we had received $217.8 million in non-equity funding under these collaborations

Through December 31, 2017, we have raised an aggregate of $891.6 million to fund our operations, of which $217.8 million was non-equity funding through our collaboration agreements, $597.8 million was from the sale of common stock in our public offerings and $76.0 million was from the sale of redeemable convertible preferred stock. As of December 31, 2017, we had $276.4 million in cash, cash equivalents and marketable securities.

We commenced active operations in early 2008, and since inception, have incurred significant operating losses. As of December 31, 2017, our accumulated deficit totaled $488.1 million. As a clinical stage company, we expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect our expenses to increase in connection with our ongoing activities, including our continued execution on our clinical development and commercialization plans for tazemetostat.

Collaborations

Refer to Item 1, Business--Our Collaborations and Note 9, Collaborations, of the notes to our consolidated financial statements in Item 15 of this Annual Report on Form 10-K for a description of the key terms of our arrangements with Eisai, Celgene and GSK, as well as the related accounting and revenue recognition considerations.

Results of Operations for the Years Ended December 31, 2017, 2016 and 2015

Collaboration Revenue

The following is a comparison of collaboration revenue for the years ended December 31, 2017, 2016, and 2015:

	Year Ended December 31,
	2017	2016	Change	%
	(In millions)
Collaboration revenue	$10.0	$8.0	$2.0	25.0%

	Year Ended December 31,
	2016	2015	Change	%
	(In millions)
Collaboration revenue	$8.0	$2.6	$5.4	207.7%

Our revenue consists of collaboration revenue, including amounts recognized from deferred revenue related to upfront payments for licenses or options to obtain licenses in the future, research and development services revenue earned and milestone payments earned under collaboration and license agreements with our collaboration partners.

The following tables summarize our collaboration revenue, by collaboration partner, for the years ended December 31, 2017, 2016, and 2015:

	Year Ended December 31,
	2017	2016	Change	%
	(In millions)
Collaboration Partner
GSK:
Milestone revenue	$10.0	$6.0	$4.0	66.7%
Celgene:
Upfront revenue	—	1.9	(1.9)	-100.0
Other	—	0.1	(0.1)	-100.0
	$10.0	$8.0	$2.0	25.0%

	Year Ended December 31,
	2016	2015	Change	%
	(In millions)
Collaboration Partner
GSK:
Upfront revenue	$—	$1.0	$(1.0)	-100.0%
Milestone revenue	6.0	—	6.0	100.0
Research and development revenue	—	0.4	(0.4)	-100.0
Celgene:
Upfront revenue	1.9	1.1	0.8	72.7
Other	0.1	0.1	—	0.0
	$8.0	$2.6	$5.4	207.7%

Collaboration revenue for the year ended December 31, 2017 increased $2.0 million as compared to the year ended December 31, 2016, primarily as a result of the achievement of a $10.0 million milestone under our agreement with GSK during 2017 as compared to the achievement of a $6.0 million milestone with GSK and $1.9 million in upfront revenue under our agreement with Celgene in 2016.  Collaboration revenue for the year ended December 31, 2016 increased $5.4 million as compared to the year ended December 31, 2015, primarily as a result of the achievement of a $6.0 million milestone under our agreement with GSK during 2016.

GSK. Through December 31, 2017, we have earned a total of $69.0 million under the GSK agreement, which we recognized as collaboration revenue in the condensed consolidated statements of operations and comprehensive loss, including $10.0 million of preclinical and research and development milestone revenue earned in May 2017 related to the second target in the collaboration, upon GSK’s initiation of good laboratory practices toxicology studies for a first-in-class methyltransferase inhibitor discovered by us and licensed to GSK. In the year ended December 31, 2016, revenue attributable to the GSK collaboration reflects the $6.0 million milestone earned upon GSK’s initiation of patient dosing in a Phase 1 clinical trial of GSK3326595, a PRMT5 inhibitor discovered by us and licensed to GSK under the collaboration agreement. Upfront revenue of $1.0 million in the year ended December 31, 2015 reflects the recognition of deferred revenue related to upfront payments for licenses under the agreement. Research and development revenue of $0.4 million in the year ended December 31, 2015 relates to research and development services performed during the year. Since we have no further performance obligations under the GSK collaboration, future revenues under the collaboration will relate to milestone payments and royalties received under the agreement, if any. Upfront and research and development revenue decreased each year as a result of the completion of a significant portion of our performance obligations during 2014.

Celgene. In the year ended December 31, 2017, no collaboration revenue was recognized as part of our Celgene collaboration. Collaboration revenue attributed to the Celgene collaboration increased in the year ended December 31, 2016, as compared to the year ended December 31, 2015, primarily due to the recognition of deferred revenue attributed to the pinometostat clinical trial services as part of the accounting for the amended and restated Celgene agreement, which was entered into during the third quarter of 2015. Upfront revenue of $1.1 million in the year ended December 31, 2015 reflects the recognition of deferred revenue related to upfront payments for licenses under the agreement.

As of December 31, 2017, we have deferred revenue of $28.8 million, all of which relates to our Celgene collaboration and is attributable to the non-pinometostat targets that are subject to the collaboration. We satisfied all of our obligations related to pinometostat under the collaboration as of December 31, 2016. We expect our deferred revenue balance to change upon the adoption of new revenue accounting guidance, ASC 606, Revenue From Contracts with Customers, in the first quarter of 2018, as described in Note 2, Summary of Significant Accounting Policies—Recent Accounting Pronouncements, in the accompanying Notes to Consolidated Financial Statements included in Item 15. of Part IV of this Annual Report on Form 10-K.

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

The following is a comparison of research and development expenses for the years ended December 31, 2017, 2016, and 2015:

	Year Ended December 31,
	2017	2016	Change	%
	(In millions)
Research and development	$109.7	$91.5	$18.2	19.9%

	Year Ended December 31,
	2016	2015	Change	%
	(In millions)
Research and development	$91.5	$111.2	$(19.7)	-17.7%

During the year ended December 31, 2017, total research and development expenses increased by $18.2 million compared to the year ended December 31, 2016, primarily due to increased tazemetostat manufacturing activities, tazemetostat clinical development, expansion of activities related to our drug platform and target families, and research activities related to advancing our next development candidate.

During the year ended December 31, 2016 total research and development expenses decreased by $19.7 million compared to the year ended December 31, 2015, primarily due to the $40.0 million upfront payment that we made to Eisai to reacquire the worldwide rights, excluding Japan, to the EZH2 program, including tazemetostat, and the related costs to accelerate the development of tazemetostat. The impact of the prior year upfront payment was partially offset by higher spending on the tazemetostat program and discovery/preclinical and internal research and development costs in the year ended December 31, 2016 compared to the year ended December 31, 2015.

The following table illustrates the components of our research and development expenses:

	Year Ended December 31,
Product Program	2017	2016	Change	%
	(In millions)
External research and development expenses:
Tazemetostat and related EZH2 programs	$54.2	$39.9	$14.3	35.8%
Pinometostat and related DOT1L programs	0.8	2.6	(1.8)	-69.2
Discovery and preclinical stage product programs, collectively	17.9	18.9	(1.0)	-5.3
Unallocated personnel and other expenses	36.8	30.1	6.7	22.3
Total research and development expenses	$109.7	$91.5	$18.2	19.9%

	Year Ended December 31,
Product Program	2016	2015	Change	%
	(In millions)
External research and development expenses:
Tazemetostat and related EZH2 programs	$39.9	$63.1	$(23.2)	-36.8%
Pinometostat and related DOT1L programs	2.6	5.3	(2.7)	-50.9
Discovery and preclinical stage product programs, collectively	18.9	16.3	2.6	16.0
Unallocated personnel and other expenses	30.1	26.5	3.6	13.6
Total research and development expenses	$91.5	$111.2	$(19.7)	-17.7%

External research and development costs include external manufacturing costs related to the acquisition of active pharmaceutical ingredient and manufacturing of clinical drug supply, ongoing clinical trial costs, discovery and preclinical research in support of the tazemetostat program and expenses associated with our companion diagnostic program.

External research and development expenses for tazemetostat and related EZH2 programs increased $14.3 million for the year ended December 31, 2017 compared to the year ended December 31, 2016. The increase in tazemetostat related spending in the year ended December 31, 2017 is primarily a result of a significant increase in tazemetostat manufacturing and clinical trial activities in 2017 as compared to 2016.

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

External research and development expenses for tazemetostat during 2015 include the costs associated with our reacquisition of worldwide rights, excluding Japan, to the EZH2 program, including tazemetostat, from Eisai during the first quarter of 2015 (including the $40.0 million upfront payment made to Eisai). External research and development expenses for tazemetostat in 2015 also include Phase 1/2 clinical trial costs, discovery and preclinical research in support of the tazemetostat program, expenses associated with our companion diagnostic program, and external manufacturing costs related to the acquisition of active pharmaceutical ingredient and manufacturing of clinical drug supply.

External research and development expenses for pinometostat and related DOT1L programs for the year ended December 31, 2017 decreased $1.8 million when compared to the year ended December 31, 2016. The decline in program spending reflects our completion of the pinometostat Phase 1 clinical trials during the fourth quarter of 2016 and the associated reduction in costs. The costs incurred related to pinometostat in the year ended December 31, 2017 are primarily associated with costs attributed to the CRADA with the NCI. External research and development expenses for pinometostat decreased by $2.7 million for the year ended December 31, 2016 compared to 2015. The decline in program spending reflects our completion of enrollment in the pinometostat adult and pediatric clinical trials and the associated reduction in costs. We completed enrollment in our pinometostat adult Phase 1 clinical trial in the third quarter of 2015 and the pediatric Phase 1 clinical trial in the first quarter of 2016. The costs incurred related to pinometostat in year ended December 31, 2016 are primarily associated with study closeout and final reporting activities on the Phase 1 clinical trials, as well as costs attributed to the CRADA with the NCI.

External research and development expenses for discovery and preclinical stage product programs decreased $1.0 million for the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily related to a greater focus on more mature existing targets and reduced efforts on the discovery of new chemical matter. External research and development expenses for discovery and preclinical stage product programs increased $2.6 million for the year ended December 31, 2016 as compared to the year ended December 31, 2015, due to increased spending on high priority discovery programs.

Unallocated personnel and other expenses are comprised of compensation expenses for our full-time research and development employees and other general research and development expenses. Unallocated personnel and other expenses for the year ended December 31, 2017 increased $6.7 million compared to the year ended December 31, 2016. The increase in unallocated personnel and other expenses in the year ended December 31, 2017 was primarily due to the expansion of our development organization to support expanded tazemetostat clinical trials, chemistry, manufacturing and controls, translational medicine, data analytics and regulatory activities. Unallocated personnel and other expenses increased $3.6 million for year ended December 31, 2016 as compared to the year ended December 31, 2015. The increase in unallocated personnel and other expenses in the year ended December 31, 2016 was primarily due to the expansion of our development organization to support expanded tazemetostat clinical trials, chemistry, manufacturing and controls, translational medicine, data analytics and regulatory activities.

We expect research and development expenses to increase significantly in 2018, as we progress and expand our development program for tazemetostat, expand our regulatory activities, and advance a preclinical program G9a into later stage preclinical testing.

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

The following is a comparison of general and administrative expenses for the years ended December 31, 2017, 2016, and 2015:

	Year Ended December 31,
	2017	2016	Change	%
	(In millions)
General and administrative	$37.2	$28.4	$8.8	31.0%

	Year Ended December 31,
	2016	2015	Change	%
	(In millions)
General and administrative	$28.4	$23.9	$4.5	18.8%

For the year ended December 31, 2017, our general and administrative expenses increased $8.8 million compared to the year ended December 31, 2016, primarily due to an increase in consulting services as a result of rapid organizational development, including preparation for commercialization, and increased intellectual property legal fees associated with potential drug research candidates. For the year ended December 31, 2016, our general and administrative expenses increased $4.5 million compared to the year ended December 31, 2015, primarily due to higher compensation-related expenses associated with additions to the senior leadership team in the first half of 2016, as well as increased investment in business development activities and pre-commercial activities related to tazemetostat.

We expect that general and administrative expenses will increase in 2018, as we plan to increase our pre-commercial activities, including the continued build out of our medical affairs and commercial organizations.

Other Income, Net

The following is a comparison of other income, net for the years ended December 31, 2017, 2016, and 2015:

	Year Ended December 31,
	2017	2016	Change	%
	(In millions)
Other income, net
Interest income, net	$2.2	$1.5	0.7	46.7%
Other income, net	—	0.1	(0.1)	-100.0
Other income, net	$2.2	$1.6	$0.6	37.5%

	Year Ended December 31,
	2016	2015	Change	%
	(In millions)
Other income, net
Interest income, net	$1.5	$0.1	$1.4	1400.0%
Other income, net	0.1	0.1	—	0.0
Other income, net	$1.6	$0.2	$1.4	700.0%

Other income, net consists of interest income earned on our cash equivalents and marketable securities, net of imputed interest expense paid under our capital lease obligation, and other income recorded from a tax incentive award received in 2013. Other income is mainly comprised of net interest income, which increased $0.7 million for the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily due to an increased cash balance as a result of the September 2017 follow-on offering. Net interest income increased $1.4 million for the year ended December 31, 2016 compared to the year ended December 31, 2015, primarily due to an increased cash balance as a result of the January 2016 follow-on offering and the purchases of short term interest bearing securities in 2016.

Income Tax Benefit

We evaluated the expected recoverability of our net deferred tax assets as of December 31, 2017 and determined that, with the exception of the deferred tax asset related to alternative minimum tax, or AMT, credits, there was insufficient positive evidence to support the recoverability of these net deferred tax assets. The AMT credit becomes refundable no later than 2022 under the Tax Cuts and Jobs Act, and as such, the related deferred tax asset will be able to be realized. The corresponding valuation allowance of $368,000 has been reversed as of December 31, 2017 and recognized as tax benefit.

We evaluated the expected recoverability of our net deferred tax assets as of December 31, 2016 and 2015 and determined that there was insufficient positive evidence to support the recoverability of these net deferred tax assets, concluding it is more likely than not that our net deferred tax assets would not be realized in the future; therefore, we provided a full valuation allowance against our net deferred tax asset balance as of December 31, 2016 and 2015 and did not recognize any tax benefit for the years ended December 31, 2016 and 2015, respectively.

Liquidity and Capital Resources

In September 2017, we raised $151.3 million, net of underwriting discounts and commissions, but before direct and incremental costs from the sale of 10,557,000 shares of our common stock in a public offering at a price to the public of $15.25 per share. Through December 31, 2017, we have raised an aggregate of $891.6 million to fund our operations, of which $217.8 million was non-equity funding through our collaboration agreements, $597.8 million was from the sale of common stock in our public offerings and $76.0 million was from the sale of redeemable convertible preferred stock. As of December 31, 2017, we had $276.4 million in cash, cash equivalents and marketable securities.

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

Funding Requirements

Our primary uses of capital are, clinical trial costs, third party research and development services, expenses related to preparation for commercialization, compensation and related expenses, laboratory and related supplies, our potential future milestone payment obligations to Eisai and Roche Molecular under the amended Eisai collaboration agreement and Roche Molecular companion diagnostic agreement, legal and other regulatory expenses and general overhead costs.

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

Outlook

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash, cash equivalents and marketable securities as of December 31, 2017, will be sufficient to fund our planned operating expenses and capital expenditure requirements into the third quarter of 2019, without giving effect to any potential option exercise fees or milestone payments we may receive under our collaboration agreements. We have based this estimate on assumptions that may prove to be wrong, particularly as the process of testing product candidates in clinical trials is costly and the timing of progress in these trials is uncertain. As a result, we could use our capital resources sooner than we expect.

Cash Flows

The following is a summary of cash flows for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	Change	%
	(In millions)
Net cash used in operating activities	$(120.4)	$(96.4)	(24.0)	24.9%
Net cash provided by (used in) investing activities	113.3	(165.4)	278.7	-168.5
Net cash provided by financing activities	155.9	131.4	24.5	18.6

	Year Ended December 31,
	2016	2015	Change	%
	(In millions)
Net cash used in operating activities	$(96.4)	$(72.9)	$(23.5)	32.2%
Net cash used in investing activities	(165.4)	(40.2)	(125.2)	311.4
Net cash provided by financing activities	131.4	131.3	0.1	—

Net Cash Used in Operating Activities

Net cash used in operating activities was $120.4 million during the year ended December 31, 2017 compared to $96.4 million during the year ended December 31, 2016.  The increase in net cash used in operating activities primarily relates to the increase in net loss in the period compared to 2016, partially offset by changes in working capital.

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

Net Cash Used in Investing Activities

Net cash provided by investing activities during the year ended December 31, 2017 reflects $126.4 million of purchases of available-for-sale securities, maturities of available-for-sale securities of $240.7 million and purchases of property and equipment of $1.0 million.

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

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $155.9 million during the year ended December 31, 2017 primarily reflects net cash received from the sale of common stock in public offerings in the first quarter and third quarter of 2017 of $152.5 million, cash received from stock option exercises of $3.3 million, and the purchases of shares under our employee stock purchase plan of $0.7 million, partially offset by the payments under our capital lease obligation of $0.6 million.

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

Contractual Obligations and Contingent Liabilities

The following summarizes our significant contractual obligations as of December 31, 2017:

Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(In thousands)
Real estate leases (1)	$17,262	$3,270	$7,121	$6,871	$—
Capital leases (2)	111	111	—	—	—
Total obligations	$17,373	$3,381	$7,121	$6,871	$—

(1)

Real Estate Leases. Real estate leases represent future minimum lease payments under non-cancelable operating leases in effect as of December 31, 2017. The minimum lease payments above do not include common area maintenance charges or real estate taxes to the extent applicable.

(2)	Capital Leases. Capital leases relate to lease of computer hardware and related equipment.

In addition to commitments under leasing arrangements described in the table above, as of December 31, 2017, we have committed to fund $10.5 million of remaining development costs payable to Roche Molecular, expected to be paid through 2019 upon certain development and regulatory milestones, under an amended companion diagnostic agreement. The agreement was further amended in March 2018. Under the amended agreement, we are responsible for remaining development costs of $10.4 million due under the agreement and Eisai has agreed to reimburse us for $0.9 million of this amount related to a regulatory milestone for Japan. We expect the remaining development costs under the amended agreement to be incurred and paid through 2019. In addition, the contractual obligations table does not include potential future milestones or royalties that we may be required to make under license and collaboration agreements, including potential future milestones or royalties payable to Eisai under the amended collaboration and license agreement, due to the uncertainty of the occurrence of the events requiring payment under these agreements.  Upon the execution of the amended and restated collaboration agreement in March 2015, we agreed to pay Eisai a $40.0 million upfront payment. We also agreed to pay Eisai up to $20.0 million in clinical development milestone payments, including a $10.0 million milestone upon the earlier of initiation of a phase 3 clinical trial of any EZH2 product or the first submission of an NDA or MAA, up to $50.0 million in regulatory milestone payments, including a $25.0 million milestone payment upon regulatory approval of the first NDA or MAA, and royalties at a percentage in the mid-teens on worldwide net sales of any EZH2 product, excluding net sales in Japan.

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

We are required to adopt new revenue accounting guidance in the first quarter of 2018, which we expect will impact this policy, the amount and timing of our future revenue recognition, and the amount of revenue previously recognized in our published financial statements. For further discussion, see Note 2, Summary of Significant Accounting Policies—Recent Accounting Pronouncements, in the accompanying Notes to Consolidated Financial Statements included in Item 15. of Part IV of this Annual Report on Form 10-K.

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

Stock-Based Compensation

We issue stock-based compensation awards to employees, including stock options and restricted stock, and offer an employee stock purchase plan. We measure stock-based compensation expense related to these awards based on the fair value of the award on the date of grant and recognize stock-based compensation expense on a straight-line basis over the requisite service period of the awards, which generally equals the vesting period. We have selected the Black-Scholes option pricing model to determine the fair value of stock option awards which requires the input of various assumptions that require management to apply judgment and make assumptions and estimates, including:

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

We recognize forfeitures for employee and non-employee grants at the time they occur. The actual expense recognized over the vesting period will only represent those options that vest.

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

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2017, we had cash equivalents and available for sale securities of $276.4 million consisting of money market funds, corporate bonds, commercial paper and government-related obligations. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. We estimate that a hypothetical 100-basis point change in market interest rates would impact the fair value of our investment portfolio as of December 31, 2017 by $0.1 million.

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

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2017. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2017, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our management including our principal executive officer and principal financial officer by others, particularly during the period in which this report was prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework (2013). Based on its assessment, management believes that, as of December 31, 2017, our internal control over financial reporting is effective based on those criteria.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Election of Director

On March 8, 2018, the Board of Directors (the “Board”) of Epizyme, Inc., a Delaware corporation (the “Company”) elected Michael F. Giordano, M.D. to the Board as a Class III Director, with a term expiring at the 2019 annual meeting of stockholders. Dr. Giordano has not been elected to any committees of the Board.

Michael F. Giordano, M.D., has served as a clinical advisor to the company since December 2017. From 1999 to 2017, Dr. Giordano was with Bristol-Myers Squibb (BMS), most recently serving as senior vice president and head of development, oncology and immuno-oncology.  In this role, he was responsible for the development strategy for this therapeutic area, as well as for the direction of eight teams working on innovative medicines to improve the standard of care for patients, including Opdivo®, Yervoy®, Empliciti™, Ixempra®, and Sprycel®. Dr. Giordano also held positions of increasing responsibility within the BMS research and development organization, leading the development of more than a dozen molecules in the United States, Europe and Asia. From 1990 to 1999, he served as assistant professor of medicine and founding director of the Cornell Clinical Trials Unit, a National Institutes of Health and Industry-supported AIDS clinical trials center at New York Hospital-Cornell University Medical Center. He earned his M.D. and completed his residency and fellowship training at New York Presbyterian-Weill Cornell Medical Center, and received his B.A. in natural sciences from The Johns Hopkins University.

There are no arrangements or understandings between Dr. Giordano and any other person pursuant to which he was elected as a director of the Company. Dr. Giordano has served as a consultant to the Company since December 1, 2017.  He has been providing guidance, advice and strategic oversight in regard to the clinical development program for the Company.  Dr. Giordano has been compensated at a rate of twelve thousand dollars ($12,000) a week, which was expanded to eighteen thousand dollars ($18,000) a week based on enhanced services.  His consulting arrangement is scheduled to terminate on March 31, 2018, with the ability to be extended for an appropriate period to wind-down the consulting services.

In accordance with the Company’s director compensation program, Dr. Giordano will receive an annual cash retainer of $35,000 for service on the Board, which is payable quarterly in arrears. Under the Company’s director compensation program, Dr. Giordano may elect to receive such retainer in shares of common stock of the Company.  In addition, under the Company’s director compensation program, upon his election as a director, Dr. Giordano was granted an option on March 8, 2018 to purchase 25,000 shares of the Company’s common stock at an exercise price per share of $17.60. This option vests as to 25% of the shares on the first anniversary of the grant date and as to an additional 2.0833% of the shares at the end of each successive month following the first anniversary of the grant date until the fourth anniversary of the grant date and becomes exercisable in full upon the occurrence of a change in control of the Company.  For a full description of the Company’s director compensation program, see the section entitled “Corporate Governance—Director Compensation—2017 Director Compensation Program” in the Company’s definitive proxy statement for the 2017 Annual Meeting of Stockholders.

Also in connection with Dr. Giordano’s election to the Board, Dr. Giordano will enter into the Company’s standard form of indemnification agreement, a copy of which was filed as Exhibit 10.16 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (File No. 333- 187982) filed with the SEC on April 26, 2013. Pursuant to the terms of this agreement, the Company may be required, among other things, to indemnify Dr. Giordano for some expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by him in any action or proceeding arising out of his service as one of our directors.

Date of 2018 Annual Meeting

The Company intends to hold its annual meeting of stockholders on Friday, May 18, 2018 (the “2018 Annual Meeting”).  Because the expected date of the 2018 Annual Meeting represents a change of more than 30 calendar days from the date of the anniversary of the Company’s 2017 annual meeting of stockholders, the Company is providing revised deadlines for receipt of stockholder proposals and nominations with respect to the 2018 Annual Meeting.

Pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), stockholders may present proposals for inclusion in the Company’s proxy statement for the 2018 Annual Meeting by submitting their proposals to the Company a reasonable time before the Company begins to print and send its proxy materials.  The Company will consider any such proposal must be provided not later than the close of business on or prior to March 24, 2018, the date corresponding to the deadline for stockholder proposals under the Company’s bylaws described below, to be timely.  Any such proposals must comply with the applicable requirements of Rule 14a-8 of the Exchange Act regarding the inclusion of stockholder proposals in company-sponsored proxy materials and other applicable laws and must be received in writing by the Company at the following address:  Epizyme, Inc., 400 Technology Square, Cambridge, Massachusetts 02139, Attention: IR.

Under the Company’s bylaws, stockholders may also propose a director nomination or present a proposal at the 2018 Annual Meeting if advance written notice is timely given to the Secretary of the Company, at the Company’s principal executive offices, in accordance with the Company’s bylaws.  To be timely, notice by a stockholder of any proposal or nomination must be provided not later than the close of business on or prior to March 24, 2018.  The Company’s bylaws specify requirements relating to the content of the notice that stockholders much provide, and any such notices should be received in writing at the following address: Epizyme, Inc., 400 Technology Square, Cambridge, Massachusetts 02139, Attention: Corporate Secretary.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated by reference from our definitive proxy statement relating to our 2018 annual meeting of stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, also referred to in this Annual Report on Form 10-K as our 2018 Proxy Statement, which we expect to file with the SEC within 120 days of the end of the fiscal year ended December 31, 2017.

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding our directors, including the audit committee and audit committee financial experts, and executive officers and compliance with Section 16(a) of the Exchange Act will be included in our 2018 Proxy Statement and is incorporated herein by reference.

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

The information required by this item regarding executive compensation will be included in our 2018 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item regarding security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans will be included in our 2018 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item regarding certain relationships and related transactions and director independence will be included in our 2018 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item regarding principal accounting fees and services will be included in our 2018 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a)	The following documents are included in this Annual Report on Form 10-K:
1.	The following Report and Consolidated Financial Statements of the Company are included in this Annual Report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations and Comprehensive Loss

Consolidated Statements of Cash Flows

Consolidated Statements of Stockholders’ Equity

Notes to Consolidated Financial Statements

2.	All financial schedules have been omitted because the required information is either presented in the consolidated financial statements or the notes thereto or is not applicable or required.
3.	Exhibits:[1]

Exhibit Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of the Registrant (1)

3.2	Amended and Restated Bylaws of the Registrant (2)

4.2	Amended and Restated Investor Rights Agreement dated as of April 2, 2012 (4)

10.1+	2008 Stock Incentive Plan (4)

10.2+	Form of Incentive Stock Option Agreement under 2008 Stock Incentive Plan (4)

10.3+	Form of Nonstatutory Stock Option Agreement under 2008 Stock Incentive Plan (4)

10.4+	Form of Restricted Stock Agreement under 2008 Stock Incentive Plan (4)

10.5+	2013 Stock Incentive Plan (2)

10.6+	Form of Incentive Stock Option Agreement under 2013 Stock Incentive Plan (2)

10.7+	Form of Nonstatutory Stock Option Agreement under 2013 Stock Incentive Plan (2)

10.8+	Form of Restricted Stock Agreement under 2013 Stock Incentive Plan (2)

10.9+	Form of Restricted Stock Unit Agreement under 2013 Stock Incentive Plan (12)

10.10+	2013 Employee Stock Purchase Plan (2)

10.11+	Executive Severance and Change in Control Plan (as amended February 25, 2016) (16)

10.12+	Employment Offer Letter dated January 28, 2015 by and between the Registrant and Andrew E. Singer (11)

10.13+	Employment Offer Letter dated between the Registrant and Robert Bazemore, dated August 5, 2015 (14)

10.14+	Employment Offer Letter between the Company and Matthew E. Ros, dated April 15, 2016 (18)

Exhibit Number	Description of Exhibit

10.15+	Employment Offer Letter between the Company and Susan Graf, dated April 25, 2016 (21)

10.16	Form of Director and Officer Indemnification Agreement (2)

10.17†	Collaboration and License Agreement dated as of April 1, 2011 by and between the Registrant and Eisai Co., Ltd. (3)

10.18†	License and Collaboration Agreement dated as of April 2, 2012 by and between the Registrant and Celgene International Sàrl and Celgene Corporation (3)

10.19†	Companion Diagnostics Agreement dated as of December 18, 2012 between the Registrant and Eisai Co., Ltd. on the one side and Roche Molecular Systems, Inc. on the other side (3)

10.20†	First Amendment to the Companion Diagnostics Agreement dated October 23, 2013 between the Registrant and Eisai Co. Ltd. on the one side and Roche Molecular Systems, Inc. on the other side (6)

10.21☐	Second Amendment to the Companion Diagnostics Agreement dated November 16, 2015 between the Registrant and Eisai Co. Ltd. on the one side and Roche Molecular Systems, Inc. on the other side (16)

10.22	Letter Agreement by and between the Registrant and Eisai Co., Ltd. dated as of December 21, 2012 relating to Companion Diagnostics Agreement (4)

10.23	Amended and Restated Letter Agreement dated as of March 12, 2015 by and between the Registrant and Eisai Co., Ltd. relating to the Companion Diagnostics Agreement (13)

10.24†	Amended and Restated Collaboration and License Agreement dated as of March 12, 2015, by and between the Registrant and Eisai Co. Ltd. (13)

10.25	Lease Agreement dated as of June 15, 2012 between the Registrant and ARE-TECH Square, LLC (4)

10.26	Non-Employee Director Compensation Program (19)

10.27	First Amendment to Lease Agreement dated as of September 30, 2013 between the Registrant and ARE-TECH Square, LLC (5)

10.28	Second Amendment to Lease Agreement dated as of May 18, 2016 between the Registrant and ARE-TECH Square, LLC (20)

10.29†	Amended and Restated Collaboration and License Agreement dated as of July 8, 2015 by and between the Registrant and Celgene Corporation and Celgene RIVOT Ltd. (15)

10.30†	Collaboration and License Agreement dated as of January 8, 2011 by and between the Registrant and Glaxo Group Limited (3)

10.31†	Amendment to Collaboration and License Agreement dated as of July 23, 2013 by and between the Registrant and Glaxo Group Limited (7)

10.32†	Amendment to Collaboration and License Agreement dated as of February 24, 2014 by and between the Registrant and Glaxo Group Limited (8)

10.33†	Amendment to Collaboration and License Agreement dated as of March 18, 2014 by and between the Registrant and Glaxo Group Limited (8)

10.34†	Amendment to Collaboration and License Agreement dated as of April 17, 2014 by and between the Registrant and Glaxo Group Limited (9)

Exhibit Number	Description of Exhibit

10.35†	Amendment to Collaboration and License Agreement dated as of October 1, 2014 by and between the Registrant and Glaxo Group Limited (12)

10.36	Third Amendment to Lease Agreement, entered into May 25, 2017 and effective May 18, 2017, by and between the Company and ARE-TECH Square, LLC (22)

10.37	Fourth Amendment to Lease Agreement, entered into May 25, 2017 and effective May 18, 2017, by and between the Company and ARE-TECH Square, LLC (22)

21.1	Subsidiaries of the Registrant (4)

23.1	Consent of Ernst & Young LLP (23)

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (23)

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (23)

32.1

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by Robert B. Bazemore, President and Chief Executive Officer of the Company, and Susan Graf, Chief Business Officer and Treasurer of the Company. (23)

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document _____________________________
+	Management compensatory agreement.
†	Confidential treatment has been granted as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.
☐	Confidential treatment requested as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.

(1)Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-35945) filed with the Securities and Exchange Commission on June 7, 2013.

(2)Incorporated by reference to the Registration Statement on Form S-1/A (File No. 333-187892) filed with the Securities and Exchange Commission on April 26, 2013.

(3)Incorporated by reference to the Registration Statement on Form S-1/A (File No. 333-187982) filed with the Securities and Exchange Commission on May 13, 2013.

(4)Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-187982) filed with the Securities and Exchange Commission on April 18, 2013.

(5)Incorporated by reference to the Quarterly Report on Form 10-Q (File No. 001-35945) filed with the Securities and Exchange Commission on October 23, 2013.

(6)Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-193569) filed with the Securities and Exchange Commission on January 27, 2014.

(7)Incorporated by reference to the Registration Statement on Form S-1/A (File No. 333-193569) filed with the Securities and Exchange Commission on January 28, 2014.

(8)Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-35945) filed with the Securities and Exchange Commission on April 22, 2014.

(9)Incorporated by reference to the Quarterly Report on Form 10-Q (File No. 001-35945) filed with the Securities and Exchange Commission on May 14, 2014.

(10)Incorporated by reference to the Quarterly Report on Form 10-Q (File No. 001-35945) filed with the Securities and Exchange Commission on November 6, 2014.

(11)Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-35945) filed with the Securities and Exchange Commission on February 3, 2015.

(12)Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-35945) filed with the Securities and Exchange Commission on March 12, 2015.

(13)Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-35945) filed with the Securities and Exchange Commission on March 16, 2015.

(14)Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-35945) filed with the Securities and Exchange Commission on August 6, 2015.

(15)Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35945) filed with the Securities and Exchange Commission on August 6, 2015.

(16)Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-35945) filed with the Securities and Exchange Commission on March 9, 2016.

(17)Incorporated by reference to the Registration Statement on Form S-3 (File No. 333-210774) filed with the Securities and Exchange Commission on April 15, 2016.

(18)Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-35945) filed with the Securities and Exchange Commission on May 6, 2016.

(19)Incorporated by reference to the Quarterly Report on Form 10-Q (File No. 001-35945) filed with the Securities and Exchange Commission on May 9, 2016.

(20)Incorporated by reference to the Quarterly Report on Form 10-Q (File No. 001-35945) filed with the Securities and Exchange Commission on August 8, 2016.

(21)Incorporated by reference to the Annual Report on Form 10-K (File No. 001-35945) filed with the Securities and Exchange Commission on March 3, 2017.

(22)Incorporated by reference to the Current Report on Form 8-K (File No. 001-35945) filed with the Securities and Exchange Commission on May 30, 2017.

(23)Filed with this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Epizyme, Inc.

By:	/s/ Robert B. Bazemore
Robert B. Bazemore
President and Chief Executive Officer

Dated: March 13, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Robert B. Bazemore	President, Chief Executive Officer, Director	March 13, 2018
Robert B. Bazemore	(Principal Executive Officer)

/s/ Susan E. Graf	Chief Business Officer	March 13, 2018
Susan E. Graf	(Principal Financial Officer)

/s/ Suzanne Fleming	Senior Vice President, Finance and Treasurer	March 13, 2018
Suzanne Fleming	(Principal Accounting Officer)

/s/ Andrew R. Allen	Director	March 13, 2018
Andrew R. Allen, M.D., Ph.D.

/s/ Kenneth Bate	Director	March 13, 2018
Kenneth Bate

/s/ Kevin T. Conroy	Director	March 13, 2018
Kevin T. Conroy

/s/ Michael Giordano	Director	March 13, 2018
Michael Giordano, M.D.

/s/ Carl Goldfischer	Director	March 13, 2018
Carl Goldfischer, M.D.

/s/ David M. Mott	Director	March 13, 2018
David M. Mott

/s/ Richard F. Pops	Director	March 13, 2018
Richard F. Pops

/s/ Beth Seidenberg	Director	March 13, 2018
Beth Seidenberg, M.D.

EPIZYME, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Epizyme, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Epizyme, Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive loss, cash flows, and stockholders’ equity for each of the three years in the period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as Epizyme, Inc.’s auditor since 2009.

Boston, Massachusetts

March 13, 2018

EPIZYME, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except per share data)

	December 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$226,664	$77,895
Marketable securities	49,775	164,297
Accounts receivable	382	23
Prepaid expenses and other current assets (Note 4)	8,983	6,457
Total current assets	285,804	248,672
Property and equipment, net (Note 3)	2,527	3,124
Restricted cash and other assets	1,028	645
Total assets	$289,359	$252,441
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,001	$4,994
Accrued expenses (Note 5)	17,549	16,007
Current portion of capital lease obligation	110	620
Other current liabilities	4	—
Total current liabilities	24,664	21,621
Capital lease obligation, net of current portion	—	110
Deferred revenue, net of current portion	28,809	28,809
Other long-term liabilities	515	201
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 125,000 shares authorized; 69,302 shares and 58,050 shares issued and outstanding, respectively	7	6
Additional paid-in capital	723,510	555,473
Accumulated other comprehensive loss	(49)	(106)
Accumulated deficit	(488,097)	(353,673)
Total stockholders’ equity	235,371	201,700
Total liabilities and stockholders’ equity	$289,359	$252,441

See notes to consolidated financial statements.

EPIZYME, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Amounts in thousands except per share data)

	Year Ended December 31,
	2017	2016	2015
Collaboration revenue	$10,000	$8,007	$2,560
Operating expenses:
Research and development	109,661	91,461	111,209
General and administrative	37,181	28,372	23,900
Total operating expenses	146,842	119,833	135,109
Operating loss	(136,842)	(111,826)	(132,549)
Other income, net:
Interest income, net	2,165	1,531	94
Other income, net	32	83	79
Other income, net	2,197	1,614	173
Loss before income taxes	(134,645)	(110,212)	(132,376)
Income tax benefit	336	—	—
Net loss	$(134,309)	$(110,212)	$(132,376)
Other comprehensive income (loss):
Unrealized gain on available for sale securities	57	(106)	—
Comprehensive loss	$(134,252)	$(110,318)	$(132,376)
Loss per share allocable to common stockholders:
Basic	$(2.18)	$(1.93)	$(3.32)
Diluted	$(2.18)	$(1.93)	$(3.32)
Weighted average shares outstanding:
Basic	61,471	57,126	39,839
Diluted	61,471	57,126	39,839

See notes to consolidated financial statements.

EPIZYME, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(134,309)	$(110,212)	$(132,376)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	—	—	40,000
Depreciation and amortization	1,639	1,589	1,419
Stock-based compensation	11,431	10,568	9,849
Amortization of discount on investments	265	(51)	—
Loss on disposal of property and equipment	—	—	27
Deferred income taxes	(368)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(359)	239	1,813
Prepaid expenses and other current assets	(2,525)	(1,542)	(1,638)
Accounts payable	1,967	341	(3,647)
Accrued expenses	1,523	4,673	4,292
Deferred revenue	—	(1,900)	7,558
Restricted cash and other assets	(17)	106	(178)
Other long-term liabilities	320	(182)	(44)
Net cash used in operating activities	(120,433)	(96,371)	(72,925)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available for sale securities	(126,356)	(229,887)	—
Proceeds from sales/maturities of available for sale securities	240,670	65,097	—
Acquisition of in-process research and development	—	—	(40,000)
Purchases of property and equipment	(984)	(624)	(183)
Net cash provided by (used in) investing activities	113,330	(165,414)	(40,183)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from public offering of common stock, net of commissions	152,922	130,438	130,712
Payment of common stock offering costs	(388)	(483)	(367)
Payment under capital lease obligation	(620)	(561)	(441)
Proceeds from stock options exercised	3,281	1,589	996
Issuance of shares under employee stock purchase plan	677	374	436
Net cash provided by financing activities	155,872	131,357	131,336
Net (decrease) increase in cash and cash equivalents	148,769	(130,428)	18,228
Cash and cash equivalents, beginning of period	77,895	208,323	190,095
Cash and cash equivalents, end of period	$226,664	$77,895	$208,323
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Equipment acquired under capital lease	$—	$—	$1,732
Cumulative catch up related to the adoption of ASU 2016-09	$115	$—	$—
Property and equipment included in accounts payable or accruals	$58	$—	$—
Cash paid for income taxes	$33	$—	$—

See notes to consolidated financial statements.

EPIZYME, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands except share data)

	Common Stock		Treasury	Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Stock	Capital	Deficit	Loss	Equity
Balance at December 31, 2014	34,426,012	$3	$—	$271,364	$(111,085)	$—	$160,282
Issuance of common stock (net of commissions and offering costs of $367)	6,701,448	1	—	130,344	—	—	130,345
Exercise of stock options	634,760	—	—	996	—	—	996
Stock-based compensation	—	—	—	9,849	—	—	9,849
Issuance of shares under employee stock purchase plan	23,554	—	—	436	—	—	436
Net loss	—	—	—	—	(132,376)	—	(132,376)
Balance at December 31, 2015	41,785,774	$4	$—	$412,989	$(243,461)	$—	$169,532
Issuance of common stock (net of commissions and offering costs of $483)	15,420,220	2	—	129,953	—	—	129,955
Exercise of stock options	788,097	—	—	1,589	—	—	1,589
Stock-based compensation	—	—	—	10,568	—	—	10,568
Issuance of shares under employee stock purchase plan	56,189	—	—	374	—	—	374
Unrealized loss on available for sale securities	—	—	—	—	—	(106)	(106)
Net loss	—	—	—	—	(110,212)	—	(110,212)
Balance at December 31, 2016	58,050,280	$6	$—	$555,473	$(353,673)	$(106)	$201,700
Cumulative catch up related to the adoption of ASU 2016-09 (Note 2)	—	—	—	115	(115)	—	—
Issuance of common stock (net of commissions and offering costs of $388)	10,689,253	1	—	152,533	—	—	152,534
Exercise of stock options and vesting of restricted stock units	478,471	—	—	3,281	—	—	3,281
Stock-based compensation	—	—	—	11,431	—	—	11,431
Issuance of shares under employee stock purchase plan	83,687	—	—	677	—	—	677
Unrealized gain on available for sale securities	—	—	—	—	—	57	57
Net loss	—	—	—	—	(134,309)	—	(134,309)
Balance at December 31, 2017	69,301,691	$7	$—	$723,510	$(488,097)	$(49)	$235,371

See notes to consolidated financial statements.

EPIZYME, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company

Epizyme, Inc. (collectively referred to with its wholly owned, controlled subsidiary, Epizyme Securities Corporation, as “Epizyme” or the “Company”) is a clinical-stage biopharmaceutical company that is committed to rewriting treatment for cancer and other serious diseases through discovering, developing, and commercializing novel epigenetic medicines. By focusing on the genetic drivers of disease, the Company’s science seeks to match targeted medicines with the patients who need them. The Company is broadly developing its lead product candidate, tazemetostat, an oral, first-in-class selective inhibitor of the EZH2 histone methyltransferase (HMT), in a range of cancer types and settings, and developing the lead development candidate in the Company’s novel G9a program, EZM8266, for the treatment of sickle cell disease.

Through December 31, 2017, the Company has raised, including amounts received under collaboration agreements, an aggregate of $891.6 million to fund its operations, of which $217.8 million was non-equity funding through its collaboration agreements, $597.8 million was from the sale of common stock in the Company’s public offerings and $76.0 million was from the sale of redeemable convertible preferred stock in private financings prior to the Company’s initial public offering in May 2013. As of December 31, 2017, the Company had $276.4 million in cash, cash equivalents and marketable securities.

The Company commenced active operations in early 2008. Since its inception, the Company has generated an accumulated deficit of $488.1 million through December 31, 2017 and will require substantial additional capital to fund its research and development. The Company is subject to risks common to companies in the biotechnology industry, including, but not limited to, risks of failure of clinical trials and preclinical studies, the need to obtain additional financing to fund the future development and commercialization of tazemetostat and the rest of its pipeline, the need to obtain marketing approval for its product candidates, the need to successfully commercialize and gain market acceptance of its product candidates, dependence on key personnel, protection of proprietary technology, compliance with government regulations, development by competitors of technological innovations and ability to transition from clinical-stage manufacturing to commercial-stage production of products.

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

Marketable securities

The Company classifies marketable securities with a remaining maturity when purchased of greater than three months as available-for-sale. The Company considers all available-for-sale securities, including those with maturity dates beyond 12 months, as available to support current operational liquidity needs and therefore classifies all securities with maturity dates beyond 90 days at the date of purchase as current assets within the consolidated balance sheets. Available-for-sale securities are maintained by the Company’s investment managers and may consist of commercial paper, high-grade corporate notes, U.S. Treasury securities, and U.S. government agency securities. Available-for-sale securities are carried at fair value with the unrealized gains and losses included in other comprehensive income (loss) as a component of stockholders’ equity until realized. Any premium or discount arising at purchase is amortized and/or accreted to interest income and/or expense over the life of the instrument. Realized gains and losses are determined using the specific identification method and are included in other income (expense).

The aggregate fair value of securities held by the Company in an unrealized loss position for less than twelve months as of December 31, 2017 was $42,783,000, which consisted of 4 commercial paper securities, 14 corporate notes securities and 1 U.S. government agency security. The aggregate fair value of securities held by the Company in an unrealized loss position for less than twelve months as of December 31, 2016 was $134,860,000, which consisted of 11 commercial paper securities and 23 corporate notes securities. If any adjustment to fair value reflects a decline in value of the investment, the Company considers all available evidence to evaluate the extent to which the decline is “other-than-temporary” and, if so, mark the investment to market through a charge to the Company’s statement of operations and comprehensive loss.

The Company does not intend to sell and it is unlikely that the Company will be required to sell the above investments before recovery of their amortized cost bases, which may be maturity. The Company determined there was no material change in the credit risk of the above investments, and as a result, the Company determined it did not hold any investments with an other-than-temporary impairment as of December 31, 2017 and 2016.

The following table summarizes the available for sale securities held at December 31, 2017 (in thousands):

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$16,964	$—	$(6)	$16,958
Corporate notes	31,610	—	(43)	31,567
U.S. government agency securities and U.S. Treasuries	1,250	—	—	1,250
Total	$49,824	$—	$(49)	$49,775

The following table summarizes the available for sale securities held at December 31, 2016 (in thousands):

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$68,407	$—	$(32)	$68,375
Corporate notes	70,489	—	(81)	70,408
U.S. government agency securities and U.S. Treasuries	25,507	7	—	25,514
Total	$164,403	$7	$(113)	$164,297

The Company did not hold any available-for-sale securities prior to the second quarter of 2016. Certain short-term debt securities with original maturities of less than 90 days are included in cash and cash equivalents within the consolidated balance sheets and are not included in the tables above.

All marketable securities held at December 31, 2017 and 2016 have maturities of less than one year.

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. At December 31, 2017, the balance in the Company’s accumulated other comprehensive loss was composed solely of activity related to the Company’s available-for-sale marketable securities. There were no realized gains or losses recognized on the sale or maturity of available-for-sale securities during the year ended December 31, 2017 and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive loss for the same period.

The aggregate fair value of available-for-sale securities held by the Company in an unrealized loss position for less than twelve months as of December 31, 2017 was $42.8 million. The aggregate unrealized loss for those securities in an unrealized loss position for less than twelve months as of December 31, 2017 was less than $0.1 million. The Company determined that there was no material change in the credit risk of any of its investments. As a result, the Company determined it did not hold any investments with any other-than-temporary impairment as of December 31, 2017. The weighted-average maturity of the Company’s portfolio was approximately one month at December 31, 2017.

Fair Value Measurements

The Financial Accounting Standards Board, or FASB, Codification Topic 820, Fair Value Measurements and Disclosures, requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. GAAP also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

The Company’s financial instruments as of December 31, 2017 consisted primarily of cash and cash equivalents, marketable securities and accounts receivable and accounts payable. The Company’s financial instruments as of December 31, 2016 consisted primarily of cash and cash equivalents, marketable securities, accounts receivable and accounts payable. As of December 31, 2017 and December 31, 2016, the Company’s financial assets recognized at fair value consisted of the following:

	Fair Value as of December 31, 2017
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents	$207,251	$207,251	$—	$—
Marketable securities:
Commercial paper	16,958	—	16,958	—
Corporate notes	31,567	—	31,567	—
U.S. government agency securities and treasuries	1,250	—	1,250	—
Total	$257,026	$207,251	$49,775	$—

	Fair Value as of December 31, 2016
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents	$62,854	$59,862	$2,992	$—
Marketable securities:
Commercial paper	68,375	—	68,375	—
Corporate notes	70,408	—	70,408	—
U.S. government agency securities and treasuries	25,514	—	25,514	—
Total	$227,151	$59,862	$167,289	$—

Cash equivalents and marketable securities have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third-party pricing services or other market observable data.

The Company measures its cash equivalents at fair value on a recurring basis. The Company classifies the majority of its cash equivalents within Level 1 of the fair value hierarchy because they are valued using observable inputs that reflect quoted prices for identical assets in active markets. The Company measures its marketable securities at fair value on a recurring basis and classifies those instruments within Level 2 of the fair value hierarchy. The pricing services used by management utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine the fair value of marketable securities.

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

The Company’s evaluation entails analyzing prospective operating budgets and forecasts for expectations of the Company’s cash needs, and comparing those needs to the current cash, cash equivalent and marketable security balances. After considering the Company’s current research and development plans and the timing expectations related to the progress of its programs, and after considering its existing cash, cash equivalents and marketable securities as of December 31, 2017, the Company did not identify conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these financial statements were issued.

Accounts Receivable

Accounts receivable are amounts due from collaboration partners as a result of research and development services provided, reimbursements under equally co-funded global development arrangements or milestones achieved but not yet paid. The Company considered the need for an allowance for doubtful accounts and has concluded that no allowance was needed as of December 31, 2017 or 2016, as the estimated risk of loss on its accounts receivable was determined to be minimal.

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

Acquired In-Process Research and Development

The Company records upfront payments that relate to the acquisition of a development-stage product candidate as research and development expense in the period in which they are incurred, provided that the acquired development-stage product candidate did not also include processes or activities that would constitute a business, the product candidate has not achieved regulatory approval for marketing and, absent obtaining such approval, has no alternative future use. In the first quarter of 2015, the Company accounted for the upfront payment paid to Eisai Co., Ltd., (‘Eisai”), in connection with the amended and restated collaboration and license agreement, pursuant to which the Company reacquired the worldwide rights, excluding Japan, to tazemetostat, as in-process research and development expense.

Property and Equipment

The Company records property and equipment at cost. Property and equipment acquired under a capital lease is recorded at the lesser of the present value of the minimum lease payments under the capital lease or the fair value of the leased property at lease inception. The Company calculates depreciation and amortization using the straight-line method over the following estimated useful lives:

Asset Category	Useful Lives
Laboratory equipment	5 - 10 years
Office furniture and equipment	3 - 10 years
Leasehold improvements	3 - 10 years or term of respective lease, if shorter

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

Evaluation of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset or asset group and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the asset or asset group, the assets are written down to their estimated fair values. No such impairments were recorded during 2017, 2016 or 2015.

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

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (“TCJA”). This legislation makes broad and complex changes to the U.S. tax code, including, but not limited to, (i) reducing the U.S. federal statutory tax rate from 35% to 21%; (ii) eliminating the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized; (iii) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017, and (iv) modifying the officer’s compensation limitation. The Company recognizes the effects of changes in tax law, including the TCJA, in the period the law is enacted. Accordingly, the effects of the TCJA have been recognized in the financial statements for the year ended December 31, 2017.

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

The Company is required to adopt new revenue accounting guidance in the first quarter of 2018, which it expects will impact this policy, the amount and timing of future revenue recognition, and the amount of revenue previously recognized in our published financial statements. For further discussion, see Recent Accounting Pronouncements in this note below.

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

External research and development expenses associated with the Company’s programs include clinical trial site costs, clinical manufacturing costs, costs incurred for consultants and other outside services, such as data management and statistical analysis support, and materials and supplies used in support of the clinical and preclinical programs. Internal costs of the Company’s clinical programs include salaries, stock-based compensation, and the portion of the Company’s facility costs allocated to research and development expense. When third-party service providers’ billing terms do not coincide with the Company’s period-end, the Company is required to make estimates of its obligations to those third parties, including clinical trial and pharmaceutical development costs, contractual services costs and costs for supply of its product candidates incurred in a given accounting period and record accruals at the end of the period. The Company bases its estimates on its knowledge of the research and development programs, services performed for the period, past history for related activities and the expected duration of the third-party service contract, where applicable.

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

The Company recognizes employee stock-based compensation expense on a straight-line basis over the requisite service period of the awards. The Company recognizes forfeitures for employee and non-employee grants at the time they occur. The actual expense recognized over the vesting period will only represent those options that vest.

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

Pending Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2014-09, Revenue From Contracts With Customers. ASU 2014-09 amends Accounting Standards Codification, or ASC, 605, Revenue Recognition (“ASC 605”), by outlining a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. In addition, the FASB issued ASUs 2016-10 and 2016-12, which provide clarifying amendments to ASU 2014-09. ASU 2014-09 and its related amendments will be effective for the Company for interim and annual periods beginning after December 15, 2017. The Company will adopt ASU 2014-09, as amended, effective January 1, 2018. The new standards are codified under ASC 606, Revenue From Contracts with Customers (“ASC 606”). The Company will utilize the modified retrospective approach to implement this standard. The Company is in the process of evaluating its collaboration agreements with Celgene Corporation (“Celgene”), Glaxo Group Limited (“GSK”) and Eisai Co. Ltd. (“Eisai”) (as the amended and restated agreement with Eisai provides for the receipt of royalties on Eisai’s sales of any EZH2 product in Japan) to determine the impact the adoption of this standard may have on its consolidated financial statements and internal control over financial reporting.

The Company has not yet completed its assessment of the impact the adoption of this standard may have on its consolidated financial statements and internal control, but expects that the adoption will impact the amount and timing of revenues recognized related to its collaboration agreement with Celgene and the impact may be material. With regard to the collaboration agreements with GSK and Eisai, the Company currently does not expect the impact of adoption of this standard to be material.

The Company is still assessing its collaboration agreement with Celgene; however, it currently expects that (a) the number of performance obligations identified under ASC 606 will be different from the number of units of accounting identified under ASC 605 and (b) the transaction price under ASC 606 will be different from the transaction price determined under ASC 605. In particular, the Company currently expects that the accounting treatment for Celgene’s option rights that were determined to be non-substantive options under ASC 605 will be different under ASC 606. The licenses and research and development services underlying Celgene’s options will not be identified as promised goods or services (or performance obligations) under ASC 606 and the consideration that would be received upon exercise of the options will not be included in the transaction price at contract inception. The Company may identify additional differences as it completes its assessment.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize a right-of-use asset and lease liability for most lease arrangements. The new standard is effective for annual reporting periods beginning after December 15, 2018 with early adoption permitted. The Company is currently evaluating the potential changes from this ASU, but expects that all of its lease commitments will be subject to the new standard.

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

Recently Adopted Accounting Pronouncements

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

3. Property and Equipment, net

Property and equipment, net consists of the following:

	December 31,
	2017	2016
	(In thousands)
Laboratory equipment	$4,138	$3,691
Computer and office equipment, furniture (1)	4,807	4,495
Leasehold improvements	354	464
Construction in progress	71	—
Property and equipment	9,370	8,650
Less: accumulated depreciation and amortization	(6,843)	(5,526)
Property and equipment, net	$2,527	$3,124

(1)

In 2015, the Company acquired $1.7 million of computer hardware and equipment, pursuant to a capital lease, the term of which expires in February 2018. Accumulated depreciation related to these assets totaled $1.6 million and $1.1 million as of December 31, 2017 and 2016, respectively.

Depreciation and amortization expense was $1.6 million, $1.6 million and $1.4 million for the years ended December 31, 2017, 2016, and 2015, respectively.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31,
	2017	2016
	(In thousands)
Prepaid clinical and manufacturing costs	$5,724	$3,666
Interest receivable on available for sale securities	249	295
Other prepaid expenses and other receivables	3,010	2,496
Total prepaid expenses and other current assets	$8,983	$6,457

5. Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2017	2016
	(In thousands)
Employee compensation and benefits	$4,628	$4,100
Research and development expenses	11,658	10,925
Professional services and other	1,263	982
Accrued expenses	$17,549	$16,007

6. Income Taxes

The Company’s losses before income taxes consist solely of domestic losses.

The provision for (benefit from) income taxes for the years ended December 31, 2017, 2016, and 2015 is as follows:

	2017	2016	2015
	(In thousands)
Current	$32.0	$—	$—
Deferred	(368.0)	—	—
Total	(336.0)	—	—
Income tax provision (benefit)	$(336.0)	$—	$—

A reconciliation of the federal statutory income tax rate and the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2017	2016	2015
Federal statutory income tax rate	34.0%	34.0%	34.0%
State income taxes	4.8	4.5	5.2
Research and development and other tax credits	4.2	3.3	1.8
Permanent items	(2.0)	(1.9)	(1.2)
Change in valuation allowance	5.7	(40.1)	(40.0)
Return-to-provision adjustments	(0.7)	—	—
Change in deferred taxes	—	0.2	0.2
Rate Change	(45.7)	—	—
Other	—	0.0	—
Effective income tax rate	0.3%	0.0%	0.0%

Deferred Tax Assets (Liabilities)

The Company’s deferred tax assets (liabilities) consist of the following:

	December 31,
	2017	2016
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$116,869	$94,390
Research and development and other credit carryforwards	24,257	18,055
Capitalized start-up costs	1,175	1,899
Capitalized research and development costs	36	154
Deferred revenue	7,766	11,231
Accruals and allowances	1,250	1,435
Eisai license payment	8,985	14,035
Other	4,702	5,607
Gross deferred tax assets	165,040	146,806
Deferred tax asset valuation allowance	(164,607)	(146,548)
Total deferred tax assets	433	258
Deferred tax liabilities:
Depreciation and other	(65)	(258)
Total deferred tax liabilities	(65)	(258)
Net deferred tax asset (liability)	$368	$—

The Company evaluated the expected recoverability of our net deferred tax assets as of December 31, 2017 and determined that, with the exception of the deferred tax asset related to alternative minimum tax, or AMT, credits, there was insufficient positive evidence to support the recoverability of these net deferred tax assets, concluding it is more likely than not that our net deferred tax assets would not be realized in the future; therefore, the Company provided a full valuation allowance against its net deferred tax asset balance as of December 31, 2017, with the exception of the deferred tax asset related to the AMT credit. The AMT credit becomes refundable beginning in 2018 through no later than 2022 under the Tax Cuts and Jobs Act, or TCJA, tax reform legislation, and as such, the related deferred tax asset will be able to be realized and the corresponding valuation allowance of $368,000 has been reversed as of December 31, 2017 and recognized as tax benefit.

The Company evaluated the expected recoverability of its net deferred tax assets as of  December 31, 2016 and 2015 and determined that there was insufficient positive evidence to support the recoverability of these net deferred tax assets, concluding it is more likely than not that the Company’s net deferred tax assets would not be realized in the future; therefore, the Company provided a full valuation allowance against its net deferred tax asset balance as of December 31, 2016 and 2015 and did not recognize any tax benefit for the years ended December 31, 2016 and 2015.

On December 22, 2017, the President of the United States signed into law the TCJA. The TCJA makes significant changes in U.S. tax law including a reduction in the corporate tax rates, changes to net operating loss carryforwards and carrybacks, and a repeal of the corporate alternative minimum tax. The TCJA reduced the U.S. corporate tax rate from the current rate of 34 percent down to 21 percent starting on January 1, 2018. As a result of the enacted law, the Company was required to revalue deferred tax assets and liabilities at 21 percent. This revaluation resulted in a provision of $61.6 million to income tax expense in continuing operations related to the reduction in the carrying value of the Company’s deferred tax assets, offset by a corresponding reduction in the valuation allowance.  The Company’s preliminary estimate of the effects of the TCJA, including the remeasurement of deferred tax assets and liabilities and the evaluation of the recoverability of the deferred tax assets related to AMT credits, is subject to the finalization of management’s analysis related to certain matters, such as developing interpretations of the provisions of the TCJA, changes to certain estimates and the filing of the Company’s tax returns. U.S. Treasury regulations, administrative interpretations or court decisions interpreting the TCJA may require further adjustments and changes in the Company’s estimates. The final determination of the TCJA and the remeasurement of deferred assets and liabilities will be completed as additional information becomes available, but no later than one year from the enactment of the TCJA. In all cases, the Company will continue to make and refine its calculations as additional analysis is completed. In addition, the Company’s estimates may also be affected as it gains a more thorough understanding of the tax law.

As of December 31, 2017, the Company had operating loss carryforwards of approximately $428.5 million and $428.7 million available to offset future taxable income for United States federal and state income tax purposes, respectively. The U.S. federal tax operating loss carryforwards expire commencing in 2029. The state tax operating loss carryforwards expire commencing in 2030.

Additionally, as of December 31, 2017, the Company had research and development tax credit carryforwards of approximately $7.2 million and $2.5 million available to be used as a reduction of federal income taxes and state income taxes, respectively, which expire at various dates from 2028 through 2037, as well as federal orphan drug tax credit carryforwards of $14.7 million, which would expire at various dates from 2033 through 2037, and a $0.4 million federal alternative minimum tax credit carryforward. The Company’s ability to use its operating loss carryforwards and tax credits to offset future taxable income is subject to restrictions under Section 382 of the U.S. Internal Revenue Code, (“the Internal Revenue Code”). These restrictions may limit the future use of the operating loss carryforwards and tax credits if certain ownership changes described in the Internal Revenue Code occur. Future changes in stock ownership may occur that would create further limitations on the Company’s use of the operating loss carryforwards and tax credits. In such a situation, the Company may be required to pay income taxes, even though significant operating loss carryforwards and tax credits exist.

Uncertain Tax Positions

The following is a rollforward of the Company’s unrecognized tax benefits:

	December 31,
	2017	2016
	(In thousands)
Unrecognized tax benefits - as of beginning of year	$4,206	$3,480
Gross increases - tax positions of prior periods	—	—
Gross increases - current period tax positions	1,017	726
Unrecognized tax benefits - as of end of year	$5,223	$4,206

None of the Company’s unrecognized tax benefits would result in income tax expense or impact the Company’s effective tax rate if recognized. The Company had no accrued tax-related interest or penalties as of December 31, 2017 or 2016.

The Company files income tax returns in the U.S. federal tax jurisdiction and Colorado, Indiana, Massachusetts, and North Carolina state tax jurisdictions. Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available.

7. Commitments and Contingencies

Commitments

The Company leases office and laboratory space at Technology Square in Cambridge, Massachusetts under a Lease Agreement, dated as of June 15, 2012, as amended (the “Lease”) with ARE-TECH Square, LLC, a Delaware limited liability company (the “Landlord”), with a term that originally continued through May 31, 2018, and a Company option to extend the term of the lease at the then-current market rent, as defined in the Lease, through November 30, 2022.

In May 2017, the Company entered into a Third Amendment to Lease (the “Third Amendment”) with the Landlord, and a Fourth Amendment to Lease with the Landlord (the “Fourth Amendment,” and, together with the Third Amendment, the “Amendments”).

Under the Amendments, the Company extended the term of the lease to November 30, 2022 but retained the right to terminate the Lease effective as of December 31, 2018, by giving written notice to the Landlord by December 31, 2017 and paying an early termination fee. The Company did not exercise this right. Under the Lease as amended, the Company has agreed to pay a monthly base rent of approximately $0.2 million for the period commencing December 1, 2017 through May 31, 2018, with an increase on June 1, 2018 and annual increases December 1 of each subsequent year until December 1, 2021.

The Company has a $0.5 million letter of credit as a security deposit for this lease and has recorded cash held to secure this letter of credit as restricted cash in restricted cash and other assets on the consolidated balance sheet. The Company recognizes rent expense, including escalation charges, on a straight-line basis over the initial term of the lease agreement.

In addition, the Company has a capital lease related to computer hardware equipment, an operating lease for storage space in Colorado and an operating lease for office space in North Carolina.

Rent expense was $3.3 million, $2.8 million and $2.7 million for the years ended December 31, 2017, 2016, and 2015, respectively.

The Company’s contractual commitments under these leases, excluding common area maintenance charges and real estate taxes, as of December 31, 2017 are as follows:

	Total	2018	2019	2020	2021	2022
	(In thousands)
Operating leases	$17,262	$3,270	$3,516	$3,605	$3,538	$3,333
Capital lease, including amounts representing interest	111	111	—	—	—	—
Total commitments	$17,373	$3,381	$3,516	$3,605	$3,538	$3,333

In addition to commitments under leasing arrangements, as of December 31, 2017, the Company has committed to $10.4 million of remaining development costs payable to Roche Molecular, expected to be paid through 2019 upon certain development and regulatory milestones, under the amended companion diagnostic agreement. Developmental costs of $1.5 million were paid in 2017 upon the achievement of a milestone under the companion diagnostic agreement with Roche Molecular.  In addition, the contractual commitments table above does not include potential future milestones or royalties that the Company may be required to make under license and collaboration agreements, including potential future milestones or royalties payable to Eisai under the amended collaboration and license agreement, due to the uncertainty of the occurrence of the events requiring payment under these agreements. Refer to Note 9, Collaborations.

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

In September 2017 and January 2016, the Company issued 10,557,000 and 15,333,334 shares of Common Stock, respectively, in connection with public offerings. The issuance of these shares contributed to significant increases in the Company’s shares outstanding as of December 31, 2017 and 2016 and in the weighted average shares outstanding for the years ended December 31, 2017 and 2016 when compared to the comparable prior year periods.

The Company sold 132,253 shares and 23,581 shares, of Common Stock during the years ended December 31, 2017 and December 31, 2016, respectively, under an “at the market” program (“ATM Facility”) with Cowen and Company, LLC (“Cowen”) acting as sales agent under a sales agreement that the Company and Cowen entered into in April 2016. Cowen was compensated at a fixed commission rate of 3.0%. Transactions under the ATM Facility resulted in net proceeds of $1.6 million and $0.3 million in the years ended December 31, 2017 and 2016, respectively. The Company also incurred other issuance related costs of $0.1 million associated with the ATM Facility in the fourth quarter of 2016, which have been accounted for as an offset to additional paid in capital. Through March 10, 2017, including sales in the year ended December 31, 2016, the Company sold 155,834 shares of Common Stock under the sales agreement with Cowen. The Company terminated the sales agreement with Cowen, effective March 10, 2017.

As of December 31, 2017, a total of 8,890,201 shares of common stock were reserved for issuance upon (i) the exercise of outstanding stock options and vesting of restricted stock units and (ii) the issuance of stock awards under the Company’s 2013 Stock Incentive Plan and 2013 Employee Stock Purchase Plan.

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

Under the original agreement, the Company received a $65.0 million upfront payment and $25.0 million from the sale of its series C redeemable convertible preferred stock to an affiliate of Celgene, of which $3.0 million was considered a premium and included as collaboration arrangement consideration for a total upfront payment of $68.0 million. In addition, the Company has received a $25.0 million clinical development milestone payment and $7.0 million of global development co-funding through December 31, 2017. The Company was also eligible to receive $35.0 million in an additional clinical development milestone payment and up to $100.0 million in regulatory milestone payments related to DOT1L as well as up to $65.0 million in payments, including a combination of clinical development milestone payments and an option exercise fee for each available target to which Celgene had the right to exercise its option during an initial option period that would have ended in July 2015 but was extended pursuant to the amended and restated agreement as discussed below under “Amended and Restated Agreement Structure” (each a “selected target”), and up to $100.0 million in regulatory milestone payments for each selected target. As to DOT1L and each selected target, the Company retained all product rights in the United States and was eligible to receive royalties for each target at defined percentages ranging from the mid-single digits to the mid-teens on net product sales outside of the United States subject to reduction in specified circumstances.

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
•

The exclusive licenses to HMT inhibitors targeting two of the Option Targets that Celgene may acquire were expanded to include the United States, with the exclusive license to HMT inhibitors targeting the third Option Target continuing to be for all countries other than the United States,

•

Celgene’s option period was extended for each of the Option Targets and Celgene’s option is exercisable at the time of the Company’s investigational new drug application, or IND, filing for an HMT inhibitor targeting the applicable Option Target, upon the payment by Celgene at such time of a pre-specified development milestone-based license payment,

•

Celgene’s license may be maintained beyond the end of Phase 1 clinical development for each of the Option Targets, upon payment by Celgene at such time of a pre-specified development milestone-based license payment, and

•

The Company’s research and development obligations with respect to each Option Target under the amended and restated agreement were extended for at least an additional three years, subject to Celgene exercising its option with respect to such Option Target at IND filing. Subject to the Company’s opt-out rights, the Company’s research and development obligations were expanded to include the completion of a Phase 1 clinical trial as to each Option Target following Celgene’s exercise of its option at IND filing.

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

The Company expects to recognize the allocated arrangement consideration as follows, subject to the limitation described in ASC 605-25-30-5:

•

Research and development services for DOT1L: The arrangement consideration allocated to the DOT1L program was recognized as the research and development services were performed. The Company allocated $2.8 million to the remaining research services under the DOT1L program, and this amount was recognized through December 31, 2016, the period over which the related research services were provided.

•

Two Option Targets: The arrangement consideration allocated to these Option Targets of $70.2 million in the aggregate will be deferred until an IND filing. The Company did not recognize any revenue related to the Option Targets during 2017.

•

Third Option Target: The licenses and the research services provided through completion of a Phase 1 trial represent a single combined unit of accounting. Therefore, because a license is the last delivered item in this unit of accounting, the Company will defer all consideration allocated to this unit of accounting, $33.6 million, until the delivery of the license upon completion of a Phase 1 clinical trial. The Company did not recognize any revenue related to the Option Target during 2017.

•

If any of the programs are terminated in accordance with the amended and restated agreement, any remaining deferred revenue will be reallocated among the undelivered items based upon their relative selling prices.

Collaboration Revenue

Through December 31, 2017, the Company has recognized $74.3 million of total collaboration revenue since the inception of the collaboration, including $1.9 million and $1.1 million in the years ended December 31, 2016 and 2015, respectively. In addition, the Company has recognized $0.1 million and $1.1 million of total global development co-funding as a reduction to research and development expense in the years ended December 31, 2016 and 2015, respectively. The Company recognized no revenue and no global development co-funding under this collaboration for the year ended December 31, 2017. As of December 31, 2017 and December 31, 2016, the Company had deferred revenue of $28.8 million related to this agreement.

GSK

In January 2011, the Company entered into a collaboration and license agreement with GSK, to discover, develop and commercialize novel small molecule HMT inhibitors directed to available targets from the Company’s platform. Under the terms of the agreement, the Company granted GSK exclusive worldwide license rights to HMT inhibitors directed to three targets. Additionally, as part of the research collaboration, the Company agreed to provide research and development services related to the licensed targets pursuant to agreed upon research plans during a research term that ended January 8, 2015. In March 2014, the Company and GSK amended certain terms of this agreement for the third licensed target, revising the license terms with respect to candidate compounds and amending the corresponding financial terms, including reallocating milestone payments and increasing royalty rates as to the third target. Subsequent to a GSK strategic portfolio prioritization, the Company received notice in October 2017 that GSK terminated the agreement with respect to the third target, effective December 31, 2017, which returned all rights to that target to the Company.  The two other targets continue to be subject to the agreement and were not impacted by the termination with respect to the third target. The Company substantially completed all research obligations under this agreement by the end of the first quarter of 2015 and completed the transfer of the remaining data and materials for these programs to GSK in the second quarter of 2015.

Agreement Structure

Under the agreement, the Company has received and recognized as collaboration revenue a $20.0 million upfront payment, a $3.0 million payment upon the execution of the March 2014 agreement amendment, $6.0 million of fixed research funding, $9.0 million for research and development services and $31.0 million of preclinical research and development milestone payments. The preclinical and research and development milestone payments total includes a $10.0 million milestone payment earned in May 2017 related to the second target in the collaboration, upon GSK’s initiation of good laboratory practices toxicology studies, as well as a $6.0 million clinical milestone following GSK’s initiation of patient dosing in a Phase 1 clinical trial of a PRMT5 inhibitor that the Company discovered and licensed to GSK. As of December 31, 2017, for the two remaining targets, the Company is eligible to receive up to $70.0 million in clinical development milestone payments, up to $197.0 million in regulatory milestone payments and up to $128.0 million in sales-based milestone payments. As a result of the termination of the agreement as it relates to the third target, the Company will receive no additional payments related to that target. In addition, GSK is required to pay the Company royalties, at percentages from the mid-single digits to the low double-digits, on a licensed product-by-licensed product basis, on worldwide net product sales, subject to reduction in specified circumstances. The Company determined the next milestone that might be achieved under this agreement is for $8.0 million due at the first dosing of a patient for an undisclosed target under a Phase 1 study. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, the Company may not receive any additional milestone payments or royalty payments from GSK. GSK became solely responsible for development and commercialization for each licensed target in the collaboration when the research term ended on January 8, 2015.

Collaboration Revenue

Through December 31, 2017, the Company has earned a total of $69.0 million under the GSK agreement, which the Company recognized as collaboration revenue in the condensed consolidated statements of operations and comprehensive loss, including $10.0 million of milestone revenue in the year ended December 31, 2017 and $6.0 million of milestone revenue in the year ended December 31, 2016. The Company did not have any deferred revenue related to this agreement as of December 31, 2017 or December 31, 2016 and any future revenues will relate to any milestone payments and royalties received under the agreement with respect to the two remaining targets.

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

In March 2015, the Company entered into an amended and restated collaboration and license agreement with Eisai, under which the Company reacquired worldwide rights, excluding Japan, to its EZH2 program, including tazemetostat. Under the amended and restated agreement, the Company is responsible for global development, manufacturing and commercialization outside of Japan of tazemetostat and any other EZH2 product candidates, with Eisai retaining development and commercialization rights in Japan, as well as a right to elect to manufacture tazemetostat and any other EZH2 product candidates in Japan and waived the right of first negotiation for the rest of Asia.

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

The Company recorded the reacquisition of worldwide rights, excluding Japan, to the EZH2 program, including tazemetostat, under the amended and restated agreement with Eisai as an acquisition of an in-process research and development asset. As this asset was acquired without corresponding processes or activities that would constitute a business, had not achieved regulatory approval for marketing and, absent obtaining such approval, had no alternative future use, the Company recorded the $40.0 million upfront payment made to Eisai in March 2015 as research and development expense in the consolidated statements of operations and comprehensive loss. The Company has also agreed to pay Eisai up to $20.0 million in clinical development milestone payments, including a $10.0 million milestone upon the earlier of initiation of a first phase 3 clinical trial of any EZH2 product or the first submission of an NDA or MAA, up to $50.0 million in regulatory milestone payments, including a $25.0 million milestone payment upon regulatory approval of the first NDA or MAA, and royalties at a percentage in the mid-teens on worldwide net sales of any EZH2 product, excluding net sales in Japan. The Company is eligible to receive from Eisai royalties at a percentage in the mid-teens on net sales of any EZH2 product in Japan.

LYSA

In May 2016, the Company entered into a collaboration agreement with the Lymphoma Academic Research Organisation, or LYSARC, for the first planned combination trial of tazemetostat. LYSARC is the operational arm of the Lymphoma Study Association, or LYSA, a premier cooperative group in France dedicated to clinical and translational research for lymphoma. This Phase 1b/2 study is evaluating tazemetostat in combination with R-CHOP, the standard of care first line combination treatment for diffuse large B-cell lymphoma, or DLBCL, as a first line treatment in elderly, high-risk patients with DLBCL and is being sponsored by LYSARC. LYSA is managing the study operations for the trial, and the Company is recognizing its share of the related expenses as those costs are incurred over the duration of the trial.

Genentech

In June 2016, the Company entered into a collaboration agreement with Genentech Inc. (“Genentech”), a member of the Roche Group, to conduct a Phase 1b clinical trial to investigate the anti-cancer effects of the Company’s EZH2 inhibitor, tazemetostat, and Genentech’s anti-PD-L1 cancer immunotherapy, atezolizumab, when used in combination. The trial is evaluating this combination regimen for the treatment of patients with relapsed or refractory DLBCL. Under the agreement, each company is supplying its respective anti-cancer agent to support the trial and sharing equally in the trial costs. Genentech is managing the study operations for the trial, and the Company is recognizing its share of the related expenses as those costs are incurred over the duration of the trial.

In June 2017, the Company announced an expansion of the clinical collaboration with Genentech to investigate the combination of tazemetostat with atezolizumab in a Phase 1b/2 clinical trial for the treatment of patients with relapsed or refractory metastatic non-small cell lung cancer, or NSCLC. The trial will be part of MORPHEUS, Genentech’s open-label, multi-center, randomized umbrella trial evaluating the efficacy and safety of multiple immunotherapy-based treatment combinations for metastatic NSCLC. Under the agreement, each company is supplying its respective anti-cancer agent to support the trial and sharing equally in the trial costs. Genentech is managing the study operations for the trial, and the Company is recognizing its share of the related expenses as those costs are incurred over the duration of the trial.

Companion Diagnostics

Roche Molecular. In December 2012, Eisai and the Company entered into an agreement with Roche Molecular under which Eisai and the Company engaged Roche Molecular to develop a companion diagnostic to identify patients who possess certain activating mutations of EZH2. In October 2013, this agreement was amended to include additional mutations in EZH2. The development costs due under the amended agreement with Roche Molecular were the responsibility of Eisai until the execution of the amended and restated collaboration and license agreement with Eisai in March 2015, at which time the Company assumed responsibility for the remaining development costs due under the agreement. In December 2015, the Company entered into a second amendment to the companion diagnostic agreement with Roche Molecular. As of December 31, 2017, the Company is responsible for the remaining development costs of $10.5 million due under the agreement. The agreement was further amended in March 2018. Under the amended agreement, the Company is responsible for remaining development costs of $10.4 million due under the agreement and Eisai has agreed to reimburse the Company $0.9 million of this amount related to a regulatory milestone for Japan. We expect the remaining development costs under the amended agreement to be incurred and paid through 2019.

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

Stock-Based Compensation

Stock-based compensation expense is classified in the consolidated statements of operations and comprehensive loss as follows:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Research and development	$5,613	$5,352	$5,155
General and administrative	5,818	5,216	4,694
Total	$11,431	$10,568	$9,849

Stock Options

The Company uses the Black-Scholes option-pricing model to measure the fair value of stock option awards. Key weighted average assumptions used in this pricing model on the date of grant for options granted to employees are as follows:

	Year Ended December 31,
	2017	2016	2015
Risk-free interest rate	1.8%	1.2%	1.6%
Expected life of options	6.0 years	6.0 years	6.0 years
Expected volatility of underlying stock	74.2%	78.5%	83.6%
Expected dividend yield	0.0%	0.0%	0.0%

There were no stock option awards granted to non-employees in the years ended December 31, 2017, 2016 or 2015.

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

The following is a summary of stock option activity for the year ended December 31, 2017:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at December 31, 2016	4,059	$14.32
Granted	2,332	13.50
Exercised	(459)	7.15
Forfeited or expired	(1,356)	14.49
Outstanding at December 31, 2017	4,576	$14.57	7.9	$5,814
Exercisable at December 31, 2017	1,640	$16.90	6.4	$3,379

During the years ended December 31, 2017, 2016 and 2015, the Company granted stock options to purchase an aggregate of 2,331,500 shares, 2,212,668 shares, and 1,289,755 shares, respectively, at weighted average grant date fair values per option share of $8.85, $6.42, and $14.57, respectively. The total grant date fair value of options that vested during the years ended December 31, 2017, 2016 and 2015 was $12.0 million, $12.0 million, and $9.3 million, respectively. The aggregate intrinsic value of stock options exercised was $4.1 million in 2017, $7.1 million in 2016 and $11.9 million in 2015.

As of December 31, 2017, there was $22.5 million of unrecognized stock-based compensation related to stock options that are expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 2.7 years.

Restricted Stock

The following is a summary of restricted stock unit activity for the year ended December 31, 2017:

	Number of Units	Weighted Average Grant Date Fair Value per Unit
	(In thousands)
Outstanding at December 31, 2016	64	$12.20
Granted	—	—
Vested	(20)	12.20
Forfeited	(44)	12.20
Outstanding at December 31, 2017	—	$—

In February 2016, the Company granted 80,732 restricted stock units with a grant date fair value of $9.29 per unit, in accordance with a former chief financial officer’s employment agreement. Of the total restricted stock awards granted, 73,779 shares vested through the termination of the officer’s employment in August 2017. As of December 31, 2017 there was no unrecognized compensation cost related to restricted stock units, which were cancelled upon termination for the remaining unvested awards. The intrinsic value of restricted stock that vested during the years ended December 31, 2017, 2016 and 2015 was 0.3 million, $0.5 million and $0.0 million, respectively.

401(k) Savings Plan

The Company has a defined contribution 401(k) savings plan (the “401(k) Plan”). The 401(k) Plan covers substantially all employees, and allows participants to defer a portion of their annual compensation on a pretax basis. Company contributions to the 401(k) Plan may be made at the discretion of the board of directors. During the year ended December 31, 2014, the Company implemented a matching contribution to the 401(k) Plan, matching 50% of an employee’s contribution up to a maximum of 3% of the participant’s compensation. Company contributions to the 401(k) plan totaled $0.5 million, $0.4 million and $0.4 million in the years ended December 31, 2017, 2016 and 2015, respectively.

11. Loss per Share

As described in Note 2, Summary of Significant Accounting Policies, the Company computes basic and diluted earnings (loss) per share using a methodology that gives effect to the impact of outstanding participating securities (the “two-class method”). The two-class method was not applied for the years ended December 31, 2017, 2016, and 2015 due to the net loss recognized in each of those periods.

Basic and diluted loss per share allocable to common stockholders are computed as follows:

	Year Ended December 31,
	2017	2016	2015
	(In thousands except per share data)
Net loss	$(134,309)	$(110,212)	$(132,376)
Weighted average shares outstanding	61,471	57,126	39,839
Basic and diluted loss per share allocable to common stockholders	$(2.18)	$(1.93)	$(3.32)

The following common stock equivalents were excluded from the calculation of diluted loss per share allocable to common stockholders because their inclusion would have been antidilutive:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Stock options	4,576	4,059	3,100
Unvested restricted stock	—	64	37
Shares issuable under employee stock purchase plan	23	46	8
	4,599	4,169	3,145

12. Related Party Transactions

Celgene has made a series of equity investments in the Company, owning 3,674,640 shares of common stock representing 5.3% of the Company’s outstanding common stock as of December 31, 2017. Refer to Note 9, Collaborations, for additional information regarding the Company’s original agreement with Celgene entered into in April 2012 and the amended and restated agreement with Celgene entered into in July 2015.

Under the Celgene collaboration agreement, the Company recognized $1.9 million and $1.1 million of collaboration revenue in the years ended December 31, 2016 and 2015, respectively.  The Company recognized no revenue under the Celgene collaboration agreement for the year ended December 31, 2017 As of December 31, 2017 and 2016, the Company had recorded $28.8 million and $28.8 million of deferred revenue related to the Celgene collaboration arrangement, respectively. Additionally, in the years ended December 31, 2017, 2016 and 2015, the Company recorded $0.0 million, $0.1 million and $1.1 million, respectively, in global development co-funding from Celgene. As of December 31, 2017 and 2016, the Company had no accounts receivable and less than $0.1 million, respectively, related to this collaboration arrangement.

13. Unaudited Quarterly Results

The results of operations on a quarterly basis for the years ended December 31, 2017 and 2016 are set forth below:

	Quarter Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
	(In thousands, except per share data)
Collaboration revenue	$—	$10,000	$—	$—
Operating expenses:
Research and development	24,695	27,292	28,741	28,933
General and administrative	8,269	11,170	9,311	8,431
Total operating expenses	32,964	38,462	38,052	37,364
Operating loss	(32,964)	(28,462)	(38,052)	(37,364)
Other income, net	442	438	455	862
Income tax benefit	—	—	—	336
Net loss	$(32,522)	$(28,024)	$(37,597)	$(36,166)
Loss per share allocable to common stockholders:
Basic	$(0.56)	$(0.48)	$(0.63)	$(0.52)
Diluted	$(0.56)	$(0.48)	$(0.63)	$(0.52)
Weighted average shares outstanding:
Basic	58,219	58,377	59,899	69,287
Diluted	58,219	58,377	59,899	69,287

	Quarter Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
	(In thousands, except per share data)
Collaboration revenue	$472	$473	$6,584	$478
Operating expenses:
Research and development	17,740	21,450	23,888	28,383
General and administrative	5,846	7,424	7,522	7,580
Total operating expenses	23,586	28,874	31,410	35,963
Operating loss	(23,114)	(28,401)	(24,826)	(35,485)
Other income, net	235	420	490	469
Net loss	$(22,879)	$(27,981)	$(24,336)	$(35,016)
Loss per share allocable to common stockholders:
Basic	$(0.41)	$(0.49)	$(0.42)	$(0.60)
Diluted	$(0.41)	$(0.49)	$(0.42)	$(0.60)
Weighted average shares outstanding:
Basic	55,149	57,352	57,970	58,016
Diluted	55,149	57,352	57,970	58,016