Form 10-Q
period 2018-03-31
Epizyme, Inc.
filed 2018-05-08
CIK 1571498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The number of shares outstanding of the registrant’s common stock as of May 1, 2018: 69,487,808 shares.

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

All of our forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q only. In each case, actual results may differ materially from such forward-looking information. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of or any material adverse change in one or more of the risk factors or risks and uncertainties referred to in this Quarterly Report on Form 10-Q or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the Securities and Exchange Commission, or the SEC, could materially and adversely affect our business, prospects, financial condition and results of operations. Except as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections or other circumstances affecting such forward-looking statements occurring after the date of this Quarterly Report on Form 10-Q, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Quarterly Report on Form 10-Q which modify or impact any of the forward-looking statements contained in this Quarterly Report on Form 10-Q will be deemed to modify or supersede such statements in this Quarterly Report on Form 10-Q.

Our management’s discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which have been prepared by us in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim periods and with Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. This discussion and analysis should be read in conjunction with these unaudited condensed consolidated financial statements and the notes thereto as well as in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, or our Annual Report. The three months ended March 31, 2018 and 2017 are referred to as the first quarter of 2018 and 2017, respectively. Unless the context indicates otherwise, all references herein to our company include our wholly owned subsidiary.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

EPIZYME, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands except per share data)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$130,289	$226,664
Marketable securities	117,634	49,775
Accounts receivable	24	382
Prepaid expenses and other current assets	8,915	8,983
Total current assets	256,862	285,804
Property and equipment, net	2,275	2,527
Restricted cash and other assets	1,064	1,028
Total assets	$260,201	$289,359
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,227	$7,001
Accrued expenses	17,402	17,549
Current portion of capital lease obligation	—	110
Other current liabilities	4	4
Total current liabilities	24,633	24,664
Deferred revenue	3,806	28,809
Other long-term liabilities	630	515
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 125,000 shares authorized; 69,486 shares and 69,302 shares issued and outstanding, respectively	7	7
Additional paid-in capital	728,356	723,510
Accumulated other comprehensive loss	(72)	(49)
Accumulated deficit	(497,159)	(488,097)
Total stockholders’ equity	231,132	235,371
Total liabilities and stockholders’ equity	$260,201	$289,359

See notes to condensed consolidated financial statements.

EPIZYME, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(Amounts in thousands except per share data)

	Three Months Ended March 31,
	2018	2017
Collaboration revenue	$—	$—
Operating expenses:
Research and development	25,622	24,695
General and administrative	9,360	8,269
Total operating expenses	34,982	32,964
Operating loss	(34,982)	(32,964)
Other income, net:
Interest income, net	899	438
Other income	18	4
Other income, net	917	442
Net loss	$(34,065)	$(32,522)
Other comprehensive income (loss):
Unrealized (loss) gain on available-for-sale securities	(23)	12
Comprehensive loss	$(34,088)	$(32,510)
Loss per share allocable to common stockholders:
Basic	$(0.49)	$(0.56)
Diluted	$(0.49)	$(0.56)
Weighted average shares outstanding:
Basic	69,386	58,219
Diluted	69,386	58,219

See notes to condensed consolidated financial statements.

EPIZYME, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended, March 31,
	2018	2017
		(as revised)*
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(34,065)	$(32,522)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	361	411
Stock-based compensation	2,887	2,757
Amortization of discount on investments	(106)	(18)
Changes in operating assets and liabilities:
Accounts receivable	358	15
Prepaid expenses and other current assets	68	(2,230)
Accounts payable	226	1,913
Accrued expenses	(147)	(3,577)
Other assets	(36)	(4)
Other liabilities	113	20
Net cash used in operating activities	(30,341)	(33,235)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(100,763)	(40,785)
Maturities of available-for-sale securities	32,988	58,200
Purchases of property and equipment	(108)	(118)
Net cash (used in) provided by investing activities	(67,883)	17,297
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments under capital lease obligation	(110)	(150)
Proceeds from public offering, net of commissions	—	1,587
Proceeds from stock options exercised	1,500	641
Issuance of shares under employee stock purchase plan	459	346
Net cash provided by financing activities	1,849	2,424
Net (decrease) in cash, cash equivalents and restricted cash	(96,375)	(13,514)
Cash, cash equivalents and restricted cash, beginning of period	227,126	78,357
Cash, cash equivalents and restricted cash, end of period	$130,751	$64,843
SUPPLEMENTAL CASH FLOW INFORMATION:
Purchases of property and equipment unpaid at period end	$44	$438
Cumulative catch up related to the adoption of ASU 2016-09	$—	$115

* Revised as a result of the adoption of ASU 2016-18

See notes to condensed consolidated financial statements.

EPIZYME, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Overview

Epizyme, Inc. (collectively referred to with its wholly owned, controlled subsidiary, Epizyme Securities Corporation, as “Epizyme” or the “Company”) is a clinical-stage biopharmaceutical company that is committed to rewriting treatment for cancer and other serious diseases through discovering, developing, and commercializing novel epigenetic medicines. By focusing on the genetic drivers of disease, the Company’s science seeks to match targeted medicines with the patients who need them. The Company is broadly developing its lead product candidate, tazemetostat, an oral, first-in-class selective inhibitor of the EZH2 histone methyltransferase, or HMT, in a range of cancer types and settings, and developing the lead development candidate in the Company’s novel G9a program, EZM8266, for the treatment of sickle cell disease, or SCD.

Through March 31, 2018, the Company has raised, including amounts received under collaboration agreements, an aggregate of $891.6 million to fund its operations, of which $217.8 million was non-equity funding through its collaboration agreements, $597.8 million was from the sale of common stock in the Company’s public offerings and $76.0 million was from the sale of redeemable convertible preferred stock in private financings prior to the Company’s initial public offering in May 2013.  As of March 31, 2018, the Company had $247.9 million in cash, cash equivalents and marketable securities.

The Company commenced active operations in early 2008. Since its inception, the Company has generated an accumulated deficit of $497.2 million through March 31, 2018, and will require substantial additional capital to fund its research and development. The Company is subject to risks common to companies in the biotechnology industry, including, but not limited to, risks of failure of clinical trials and preclinical studies, the need to obtain additional financing to fund the future development and commercialization of tazemetostat and the rest of its pipeline, the need to obtain marketing approval for its product candidates, the need to successfully commercialize and gain market acceptance of its product candidates, dependence on key personnel, protection of proprietary technology, compliance with government regulations, development by competitors of technological innovations and ability to transition from clinical-stage manufacturing to commercial-stage production of products.

2. Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, or the Annual Report.

The unaudited condensed consolidated financial statements include the accounts of Epizyme, Inc. and its wholly owned, controlled subsidiary, Epizyme Securities Corporation. All intercompany transactions and balances of subsidiaries have been eliminated in consolidation. In the opinion of management, the information furnished reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair presentation of the results for the reported interim periods. The Company considers events or transactions that occur after the balance sheet date but before the condensed consolidated financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The three months ended March 31, 2018 and 2017 are referred to as the first quarter of 2018 and 2017, respectively. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period.

Significant Accounting Policies

During the quarter ended March 31, 2018, the Company adopted Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers, or ASC 606, using the modified retrospective transition method, resulting in a significant change in the Company’s revenue recognition policy, as referenced below in this Note 2 under Recently Adopted Accounting Pronouncements. In addition, the Company adopted ASC 2016-18, Restricted Cash, resulting in a change to the beginning and ending cash balances for the periods presented in the condensed consolidated statements of cash flows, also referenced below in this Note 2. There have been no other material changes to the Company’s significant accounting policies during the three months ended March 31, 2018, as compared to the significant accounting policies disclosed in Note 2, Summary of Significant Accounting Policies, of the Company’s financial statements included in the Annual Report.

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

The Company’s evaluation entails analyzing prospective operating budgets and forecasts for expectations of the Company’s cash needs, and comparing those needs to the current cash, cash equivalent and marketable security balances. After considering the Company’s current research and development plans and the timing expectations related to the progress of its programs, and after considering its existing cash, cash equivalents and marketable securities as of March 31, 2018, the Company did not identify conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these financial statements were issued.

Revenue Recognition

Effective January 1, 2018, the Company adopted Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers, or ASC 606, using the modified retrospective transition method. Under this method, results for reporting periods beginning after January 1, 2018 are presented pursuant to ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with ASC 605. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

The Company has entered into collaboration and license agreements, which are within the scope of ASC 606, to discover, develop, manufacture and commercialize product candidates. The terms of these agreements typically contain multiple promises or obligations, which may include: (i) licenses, or options to obtain licenses, to compounds directed to specific HMT targets (referred to as “exclusive licenses”) and (ii) research and development activities to be performed on behalf of the collaboration partner related to the licensed HMT targets. Payments to the Company under these agreements may include non-refundable license fees, customer option exercise fees, payments for research activities, reimbursement of certain costs, payments based upon the achievement of certain milestones and royalties on any resulting net product sales.

The Company first evaluates license and/or collaboration arrangements to determine whether the arrangement (or part of the arrangement) represents a collaborative arrangement pursuant to ASC Topic 808, Collaborative Arrangements, based on the risks and rewards and activities of the parties pursuant to the contractual arrangement. The Company accounts for collaborative arrangements (or elements within the contract that are deemed part of a collaborative arrangement), which represent a collaborative relationship and not a customer relationship, outside the scope of ASC 606. The Company’s collaborations primarily represent revenue arrangements. For the arrangements or arrangement components that are subject to revenue accounting guidance, in determining the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements, the Company performs the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. As part of the accounting for these arrangements, the Company must use significant judgment to determine: a) the number of performance obligations based on the determination under step (ii) above and whether those performance obligations are distinct from other performance obligations in the contract; b) the transaction price under step (iii) above; and c) the stand-alone selling price for each performance obligation identified in the contract for the allocation of transaction price in step (iv) above. The Company uses judgment to determine whether milestones or other variable consideration, except for royalties, should be included in the transaction price as described further below. The transaction price is allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. In determining the stand-alone selling price of a license to the Company’s proprietary technology or a material right provided by a customer option, the Company considers market conditions as well as entity-specific factors, including those factors contemplated in negotiating the agreements as well as internally developed estimates that include assumptions related to the market opportunity, estimated development costs, probability of success and the time needed to commercialize a product candidate pursuant to the license. In validating its estimated stand-alone selling price, the Company evaluates whether changes in the key assumptions used to determine its estimated stand-alone selling price will have a significant effect on the allocation of arrangement consideration between performance obligations.

Amounts received prior to revenue recognition are recorded as deferred revenue. Amounts expected to be recognized as revenue within the 12 months following the balance sheet date are classified as current portion of deferred revenue in the accompanying consolidated balance sheets. Amounts not expected to be recognized as revenue within the 12 months following the balance sheet date are classified as deferred revenue, net of current portion. Amounts recognized as revenue, but not yet received or invoiced are generally recognized as contract assets.

Exclusive Licenses – If the license to the Company’s intellectual property is determined to be distinct from the other promises or performance obligations identified in the arrangement, which generally include research and development services, the Company recognizes revenue from non-refundable, upfront fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. In assessing whether a license is distinct from the other promises, the Company considers relevant facts and circumstances of each arrangement, including the research and development capabilities of the collaboration partner and the availability of the associated expertise in the general marketplace. In addition, the Company considers whether the collaboration partner can benefit from the license for its intended purpose without the receipt of the remaining promise, whether the value of the license is dependent on the unsatisfied promise, whether there are other vendors that could provide the remaining promise, and whether it is separately identifiable from the remaining promise. For licenses that are combined with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. The measure of progress, and thereby periods over which revenue should be recognized, are subject to estimates by management and may change over the course of the research and development and licensing agreement.

Research and Development Services – The promises under the Company’s collaboration and license agreements generally include research and development services to be performed by the Company on behalf of the collaboration partner. For performance obligations that include research and development services, the Company generally recognizes revenue allocated to such performance obligations based on an appropriate measure of progress. The Company utilizes judgment to determine the appropriate method of measuring progress for purposes of recognizing revenue, which is generally an input measure such as costs incurred. The Company evaluates the measure of progress each reporting period as described under Exclusive Licenses above. Reimbursements from the partner that are the result of a collaborative relationship with the partner, instead of a customer relationship, such as co-development activities, are recorded as a reduction to research and development expense.

Customer Options – The Company’s arrangements may provide a collaborator with the right to select a target for licensing either at the inception of the arrangement or within an initial pre-defined selection period, which may, in certain cases, include the right of the collaborator to extend the selection period. Under these agreements, fees may be due to the Company (i) at the inception of the arrangement as an upfront fee or payment, (ii) upon the exercise of an option to acquire a license or (iii) upon extending the selection period as an extension fee or payment. If an arrangement is determined to contain customer options that allow the customer to acquire additional goods or services, the goods and services underlying the customer options are not considered to be performance obligations at the outset of the arrangement, as they are contingent upon option exercise. The Company evaluates the customer options for material rights, or options to acquire additional goods or services for free or at a discount. If the customer options are determined to represent a material right, the material right is recognized as a separate performance obligation at the inception of the arrangement. The Company allocates the transaction price to material rights based on the relative stand-alone selling price, which is determined based on the identified discount and the probability that the customer will exercise the option. Amounts allocated to a material right are not recognized as revenue until, at the earliest, the option is exercised or expires.

Milestone Payments – At the inception of each arrangement that includes development milestone payments, the Company evaluates whether the milestones are considered probable of being achieved and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the control of the Company or the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. The Company evaluates factors such as the scientific, clinical, regulatory, commercial, and other risks that must be overcome to achieve the particular milestone in making this assessment. There is considerable judgment involved in determining whether it is probable that a significant revenue reversal would not occur. At the end of each subsequent reporting period, the Company reevaluates the probability of achievement of all milestones subject to constraint and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment. If a milestone or other variable consideration relates specifically to the Company’s efforts to satisfy a single performance obligation or to a specific outcome from satisfying the performance obligation, the Company generally allocates the milestone amount entirely to that performance obligation once it is probable that a significant revenue reversal would not occur.

Royalties – For arrangements that include sales-based royalties, including milestone payments based on a level of sales, and the license is deemed to be the predominant item to which the royalties relate, the Company recognizes revenue at the later of (i) when the related sales occur or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, the Company has not recognized any royalty revenue resulting from any of its licensing arrangements.

For a complete discussion of accounting for collaboration revenues, see Note 8, Collaborations.

Pending Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2016-02, Leases (Topic 842), which requires lessees to recognize a right-of-use asset and lease liability for most lease arrangements. The new standard is effective for annual reporting periods beginning after December 15, 2018.  Although early adoption is permitted, the Company does not plan to early adopt the new standard. The Company is currently evaluating the potential changes to the Company’s future financial reporting and disclosures that may result from adopting this ASU, but expects that all of its lease commitments will be subject to the new standard.

Recently Adopted Accounting Pronouncements

Revenue Recognition

In May 2014, the FASB, issued ASU, 2014-09, Revenue From Contracts With Customers. ASU 2014-09 amends Accounting Standards Codification, or ASC, 605, Revenue Recognition (“ASC 605”), by outlining a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. In addition, the FASB issued ASUs 2016-10 and 2016-12, which provide clarifying amendments to ASU 2014-09. ASU 2014-09 and its related amendments will be effective for the Company for interim and annual periods beginning after December 15, 2017.  The new standards are codified under ASC 606, Revenue From Contracts with Customers (“ASC 606”). The Company adopted this new standard on January 1, 2018 using the modified retrospective approach. The Company has elected to use the following practical expedient that is permitted under the rules of the adoption, which has been applied consistently to all contracts: the Company has not retrospectively restated its contracts that have been amended at each amendment date as is generally required under ASC 606. Instead, upon adoption, an entity may reflect the aggregate effect of all modifications that occurred before the beginning of the earliest period presented when identifying the satisfied and unsatisfied performance obligations; determining the transaction price; and allocating the transaction price to the satisfied and unsatisfied performance obligations.

As a result of adopting ASC 606 on January 1, 2018, the Company recorded a cumulative-effect credit to opening accumulated deficit of $25.0 million as of January 1, 2018 and a corresponding decrease to deferred revenue, net of current portion. No revenue for the three months ended March 31, 2018 was recognized in accordance with ASC 606. There was no impact to revenue recognized for the three months ended March 31, 2018 as a result of the adoption of ASC 606. Deferred revenue as of March 31, 2018 was $3.8 million under ASC 606, as compared to a balance of $28.9 million, which would have resulted under ASC 605.

The cumulative-effect change relates principally to the Company’s treatment of option rights under its agreement with Celgene Corporation, or Celgene, and the identification of more performance obligations under ASC 606 in comparison with identified units of accounting under ASC 605. The adoption did not impact the previous accounting for the Company’s agreements with Glaxo Group Limited, or GSK and Eisai Co. Ltd., or Eisai. Pursuant to ASC 605, the Company had deemed Celgene’s options to license the three small molecule HMT inhibitors targeting three predefined targets, or the Option Targets, as non-substantive and therefore included the services that it would be required to perform upon option exercise as deliverables.  ASC 606 provides that only options that are deemed to be material rights are a performance obligation and that any goods or services required upon exercise of the option be excluded from the evaluation of performance obligations until the option is exercised. As a result of this change to the guidance, (1) the pre-IND research services performed by the Company for each of the three Option Targets were deemed to be distinct performance obligations whereas each had previously been combined into one unit of accounting with the respective license that is subject to the exercise of the option and (2) a lesser amount of transaction price was allocated to the options. For further discussion of the change and the adoption of this standard, see Note 8, Collaborations.

Cash

As of January 1, 2018, the Company adopted ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new standard clarifies certain aspects of the statement of cash flows, including the classification of debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees and beneficial interests in securitization transactions. The new standard also clarifies that an entity should determine each separately identifiable source or use within the cash receipts and cash payments on the basis of the nature of the underlying cash flows. In situations in which cash receipts and payments have aspects of more than one class of cash flows and cannot be separated by source or use, the appropriate classification should depend on the activity that is likely to be the predominant source or use of cash flows for the item. The adoption of this standard did not have a material impact on the Company’s condensed consolidated statements of cash flows.

As of January 1, 2018, the Company adopted ASU 2016-18, Restricted Cash, or ASU 2016-18, which requires an entity to reconcile and explain the period-over-period change in total cash, cash equivalents and restricted cash within its statements of cash flows. The Company adopted the standard using the retrospective approach. The adoption of the standard did not have a material impact on the Company’s condensed consolidated financial statements or disclosures; however, prior period restricted cash was added to beginning and ending cash and cash equivalents in the consolidated statements of cash flows to conform to the current presentation.

A reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows, is as follows:

	As of March 31,
	2018	2017
	(In thousands)
Cash and cash equivalents	$130,289	$64,381
Restricted cash, as part of other assets	462	462
Total cash, cash equivalents, and restricted cash
shown in the consolidated statements of cash flows	$130,751	$64,843

The $0.5 million relates to a letter of credit as a security deposit for the office and laboratory lease at Technology Square in Cambridge, Massachusetts. The Company has recorded cash held to secure this letter of credit as restricted cash in restricted cash and other assets on the consolidated balance sheet. There were no other material changes to the Company’s consolidated financial statements or disclosures.

Share-Based Payment

As of January 1, 2018, the Company adopted ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. The new standard does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if the fair value, vesting conditions, or classification of the award changes as a result of the change in terms or conditions. The adoption of this standard did not materially impact the Company’s stock-based compensation expense as no awards were modified during the three months ended March 31, 2018.

3. Marketable Securities

The following table summarizes the available-for-sale securities held at March 31, 2018 (in thousands):

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$57,949	$—	$(26)	$57,923
Corporate notes	59,757	—	(46)	59,711
U.S. government agency securities and U.S. Treasuries	—	—	—	—
Total	$117,706	$—	$(72)	$117,634

The following table summarizes the available-for-sale securities held at December 31, 2017 (in thousands):

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$16,964	$—	$(6)	$16,958
Corporate notes	31,610	—	(43)	31,567
U.S. government agency securities and U.S. Treasuries	1,250	—	—	1,250
Total	$49,824	$—	$(49)	$49,775

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. At March 31, 2018, the balance in the Company’s accumulated other comprehensive loss was composed solely of activity related to the Company’s available-for-sale marketable securities. There were no realized gains or losses recognized on the sale or maturity of available-for-sale securities during the three months ended March 31, 2018, and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive loss for the same period.

The aggregate fair value of available-for-sale securities held by the Company in an unrealized loss position for less than twelve months as of March 31, 2018 was $73.6 million, which consisted of 8 commercial paper securities and 14 corporate notes securities. The aggregate unrealized loss for those securities in an unrealized loss position for less than twelve months as of March 31, 2018 was less than $0.1 million. The aggregate fair value of available-for-sale securities held by the Company in an unrealized gain position for less than twelve months as of March 31, 2018 was $44.0 million, which consisted of 3 commercial paper securities and 7 corporate notes securities. The aggregate unrealized gain for those securities in an unrealized gain position for less than twelve months as of March 31, 2018 was less than $0.1 million.

The Company does not intend to sell and it is unlikely that the Company will be required to sell the above investments before recovery of their amortized cost bases, which may be maturity. The Company determined that there was no material change in the credit risk of any of its investments. As a result, the Company determined it did not hold any investments with any other-than-temporary impairment as of March 31, 2018. The weighted-average maturity of the Company’s portfolio was approximately three months at March 31, 2018.

4. Fair Value Measurements

The Company’s financial instruments as of March 31, 2018 and December 31, 2017 consisted primarily of cash and cash equivalents, marketable securities and accounts receivable and accounts payable. As of March 31, 2018 and December 31, 2017, the Company’s financial assets recognized at fair value consisted of the following:

	Fair Value as of March 31, 2018
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents	$114,926	$64,853	$50,073	$—
Marketable securities:
Commercial paper	57,923	—	57,923	—
Corporate notes	59,711	—	59,711	—
U.S. government agency securities and treasuries	—	—	—	—
Total	$232,560	$64,853	$167,707	$—

	Fair Value as of December 31, 2017
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents	$207,251	$207,251	$—	$—
Marketable securities:
Commercial paper	16,958	—	16,958	—
Corporate notes	31,567	—	31,567	—
U.S. government agency securities and treasuries	1,250	—	1,250	—
Total	$257,026	$207,251	$49,775	$—

Cash equivalents and marketable securities have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third-party pricing services or other market observable data.

The Company measures its cash equivalents at fair value on a recurring basis. The Company classifies the majority of its cash equivalents within Level 1 of the fair value hierarchy because they are valued using observable inputs that reflect quoted prices for identical assets in active markets. The Company measures its marketable securities at fair value on a recurring basis and classifies those instruments and some cash equivalents within Level 2 of the fair value hierarchy. The pricing services used by management utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine the fair value of marketable securities and those cash equivalents classified within Level 2 of the fair value hierarchy.

5. Supplemental Balance Sheet Information

Accrued expenses consisted of the following:

	March 31, 2018	December 31, 2017
	(In thousands)
Employee compensation and benefits	$2,179	$4,628
Research and development expenses	12,792	11,658
Professional services and other	2,431	1,263
Accrued expenses	$17,402	$17,549

6. Income Taxes

The Company did not record a federal or state income tax provision or benefit for the three months ended March 31, 2018 and 2017 due to the expected and known loss before income taxes to be incurred, or incurred, as applicable, for the years ended December 31, 2018 and 2017, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets, with the exception of the deferred tax asset related to alternative minimum tax credit.

In accordance with SAB 118, the Company's preliminary estimate of the effects of the Tax Cuts and Jobs Act, or the TCJA, including the remeasurement of deferred tax assets and liabilities, is subject to the finalization of management’s analysis related to certain matters, such as developing interpretations of the provisions of the TCJA and the filing of its tax returns. U.S. Treasury regulations, administrative interpretations or court decisions interpreting the TCJA may require further adjustments and changes in its estimates. The final determination of the effects of the TCJA will be completed as additional information becomes available, but no later than one year from the enactment of the TCJA. In all cases, the Company will continue to make and refine its calculations as additional analysis is completed. In addition, the Company's estimates may also be affected as it gains a more thorough understanding of the tax law.  The Company notes that as of March 31, 2018, no adjustments were made to the provisional amounts.

7. Commitments and Contingencies

There have been no significant changes to the Company’s commitments and contingencies in the three months ended March 31, 2018, as compared to those disclosed in Note 7, Commitments and Contingencies, included in its Annual Report.

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

Under the original agreement, the Company received a $65.0 million upfront payment and $25.0 million from the sale of its series C redeemable convertible preferred stock to an affiliate of Celgene, of which $3.0 million was considered a premium and included as collaboration arrangement consideration for a total upfront payment of $68.0 million. In addition, the Company has received a $25.0 million clinical development milestone payment and $7.0 million of global development co-funding through March 31, 2018. The Company was also eligible to receive $35.0 million in an additional clinical development milestone payment and up to $100.0 million in regulatory milestone payments related to DOT1L as well as up to $65.0 million in payments, including a combination of clinical development milestone payments and an option exercise fee for each available target to which Celgene had the right to exercise its option during an initial option period that would have ended in July 2015 but was extended pursuant to the amended and restated agreement as discussed below under “Amended and Restated Agreement Structure” (each a “selected target”), and up to $100.0 million in regulatory milestone payments for each selected target. As to DOT1L and each selected target, the Company retained all product rights in the United States and was eligible to receive royalties for each target at defined percentages ranging from the mid-single digits to the mid-teens on net product sales outside of the United States subject to reduction in specified circumstances.

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

Accounting Considerations of the Amended and Restated Agreement

The Company assessed the amended arrangement in accordance with ASC 606 and concluded that the contract counterparty, Celgene, is a customer based on the arrangement structure, through the satisfaction of each target’s performance obligations. As of the amendment, the Company identified the following performance obligations under the arrangement, whether satisfied or not:

•	an exclusive license to small molecule HMT inhibitors targeting DOT1L, including pinometostat, combined with pre-IND research services for DOT1L;
•	post-IND research and development services for DOT1L through a Phase 1 clinical trial;
•	pre-IND research services for each Option Target; and
•	material rights related to each of Celgene’s options at the time of an IND filing to license HMT inhibitors targeting each Option Target.

The Company determined that the DOT1L license and pre-IND research and development activities for DOT1L were not distinct from one another, due to the limited economic benefit that Celgene would derive from the DOT1L license if it did not obtain the research services. After IND effectiveness, the Company concluded that the DOT1L license would be distinct apart from any remaining research and development services because Celgene, or other market participants, would have the ability to execute human clinical trials on the identified compound. Accordingly, the DOT1L license and pre-IND research services for DOT1L were accounted for as a combined performance obligation. The post-IND research and development services for DOT1L have been accounted for as a separate performance obligation.

The pre-IND research services for each Option Target were the only performance obligations not subject to the exercise of a customer option at the time of the amendment for each Option Target and therefore represent three separate performance obligations (one for each Option Target).

The Company evaluated the option rights at the time of an IND filing to determine whether they provide Celgene with material rights. The Company concluded that the options were issued at a discount, and therefore provide material rights. As such, the option rights at the time of an IND filing for each Option Target represent three separate performance obligations (one for each Option Target) as of the amendment of the arrangement. The license to each HMT inhibitor targeting each respective Option Target, the Company’s research and development obligations through the completion of a Phase 1 clinical trial for each Option Target, and the option to maintain the license beyond the end of Phase 1 clinical development for each Option Target are all subject to Celgene’s exercise of the option rights at the time of an IND filing and, therefore, are not considered performance obligations as of the amendment.

Under the agreement, the Company determined that the total transaction price was $103.0 million as of the amendment of the arrangement, comprised the following:

•	$68.0 million total upfront payment received under the original agreement, as described above;
•	$25.0 million clinical development milestone payment for DOT1L; and
•	$10.0 million upfront payment under the amended and restated agreement.

The option exercise fees of $75.0 million in the aggregate, for the options at the time of IND and completion of Phase 1, that may be received are excluded from the transaction price until each customer option is exercised. The future potential milestone payments were excluded from the transaction price, as all milestone amounts were fully constrained. The Company will reevaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and, if necessary, adjust its estimate of the transaction price.

The transaction price was allocated to the performance obligations based on the estimated stand-alone selling prices at the time of the amendment. For the DOT1L performance obligation that includes the license and pre-IND research services, the stand-alone selling price was determined considering the stage and status of the program and the technology involved and the level of development expected, as well as the expected cost and margin for the research services. For the post-IND research and development services for DOT1L and the pre-IND research services for each Option Target, the stand-alone selling price was determined considering the expected cost and a reasonable margin for the respective services. The material rights from the option rights at the time of an IND filing for each Option Target were valued based on the estimated discount at which the option is priced and the Company’s estimated probability of the options’ exercise as of the time of the amendment. The Company believes that a change in the assumptions used to determine its stand-alone selling price for the performance obligations most likely would not have a significant effect on the allocation of consideration received (or receivable) to the performance obligations that were not satisfied as of the adoption of ASC 606.

The Company allocated the following amounts of the total transaction price to the performance obligations as of the amendment date:

•	$65.1 million, including the $25.0 million clinical development milestone payment for DOT1L, to the two DOT1L performance obligations, which were satisfied prior to the ASC 606 adoption date;
•	$34.1 million to the three Pre-IND research services performance obligations related to the Option Targets, which were substantially satisfied as of the ASC 606 adoption date; and
•

$3.8 million to the three material rights related to Celgene’s option rights at the time of an IND filing for each Option Target, which shall not be satisfied until the option is exercised or one of the parties opts out of the arrangement.

All performance obligations, except for the three material rights were substantially satisfied as of the adoption of ASC 606 and therefore all of the transaction price allocated to those performance obligations has been recognized as revenue under ASC 606. Through March 31, 2018, the Company had recognized revenue of $99.2 million under the agreement as collaboration revenue in the Company’s consolidated statements of operations and comprehensive loss and in accumulated deficit as a result of the cumulative-effect recognition upon adoption of ASC 606. The amounts received that have not yet been recognized as revenue, related to the material rights, are recorded in deferred revenue on the Company’s condensed consolidated balance sheet. Deferred revenue related to the agreement amounted to $3.8 million as of March 31, 2018, all of which is included in noncurrent liabilities.

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

Agreement Structure

Under the agreement, the Company has received and recognized as collaboration revenue a $20.0 million upfront payment, a $3.0 million payment upon the execution of the March 2014 agreement amendment, $6.0 million of fixed research funding, $9.0 million for research and development services and $31.0 million of preclinical research and development milestone payments. The preclinical and research and development milestone payments total includes a $10.0 million milestone payment earned in May 2017 related to the second target in the collaboration, upon GSK’s initiation of good laboratory practices toxicology studies, as well as a $6.0 million clinical milestone following GSK’s initiation of patient dosing in a Phase 1 clinical trial of a PRMT5 inhibitor that the Company discovered and licensed to GSK. As of March 31, 2018, for the two remaining targets, the Company is eligible to receive up to $70.0 million in clinical development milestone payments, up to $197.0 million in regulatory milestone payments and up to $128.0 million in sales-based milestone payments. As a result of the termination of the agreement as it relates to the third target, the Company will receive no additional payments related to that target. In addition, GSK is required to pay the Company royalties, at percentages from the mid-single digits to the low double-digits, on a licensed product-by-licensed product basis, on worldwide net product sales, subject to reduction in specified circumstances. The Company determined the next milestone that might be achieved under this agreement is for $8.0 million due at the first dosing of a patient for an undisclosed target under a Phase 1 study. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, the Company may not receive any additional milestone payments or royalty payments from GSK. GSK became solely responsible for development and commercialization for each licensed target in the collaboration when the research term ended on January 8, 2015.

Collaboration Revenue

Through March 31, 2018, the Company has earned a total of $69.0 million under the GSK agreement, which the Company recognized as collaboration revenue in the condensed consolidated statements of operations and comprehensive loss, including $10.0 million of milestone revenue in the year ended December 31, 2017. The Company did not have any deferred revenue related to this agreement as of March 31, 2018 or December 31, 2017 and any future revenues will relate to any milestone payments and royalties received under the agreement with respect to the two remaining targets, if any.

The future potential milestone payments were excluded from the transaction price for the GSK agreement, as all future milestone amounts were fully constrained. The Company will reevaluate the likelihood of achieving future milestones at the end of each reporting period. The remaining future milestone payments are related to performance obligations that have been satisfied. Therefore, if the risk of significant reversal is resolved, any future milestone revenue from the arrangement will be recognized as revenue in the period the risk is relieved.

Eisai

In April 2011, the Company entered into a collaboration and license agreement with Eisai Co. Ltd, or Eisai, under which the Company granted Eisai an exclusive worldwide license to its small molecule HMT inhibitors directed to the EZH2 HMT, including the Company’s product candidate tazemetostat, while retaining an opt-in right to co-develop, co-commercialize and share profits with Eisai as to licensed products in the United States.

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

Companion Diagnostics

Roche Molecular

In December 2012, Eisai and the Company entered into an agreement with Roche Molecular under which Eisai and the Company engaged Roche Molecular to develop a companion diagnostic to identify patients who possess certain activating mutations of EZH2. In October 2013, this agreement was amended to include additional mutations in EZH2. The development costs due under the amended agreement with Roche Molecular were the responsibility of Eisai until the execution of the amended and restated collaboration and license agreement with Eisai in March 2015, at which time the Company assumed responsibility for the remaining development costs due under the agreement. In December 2015, the Company entered into a second amendment to the companion diagnostic agreement with Roche Molecular. The agreement was further amended in March 2018. Before the additional amendment, the Company was responsible for the remaining development costs of $10.5 million due under the agreement. Under the amended agreement, the Company is responsible for remaining development costs of $10.4 million due under the agreement and Eisai has agreed to reimburse the Company $0.9 million of this amount related to a regulatory milestone for Japan. The Company expects the remaining development costs under the amended agreement to be incurred and paid through 2019.

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

9. Stock-Based Compensation

Total stock-based compensation expense related to stock options, restricted stock units and shares issued under the employee stock purchase plan was $2.9 million and $2.8 million for the three months ended March 31, 2018 and 2017, respectively.

Stock-based compensation expense is classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Research and development	$1,125	$1,392
General and administrative	1,762	1,365
Total	$2,887	$2,757

Stock Options

The weighted-average grant date fair value of options, estimated as of the grant date using the Black-Scholes option pricing model, was $10.39 and $8.20 per option for those options granted during the three months ended March 31, 2018 and 2017, respectively. Key assumptions used to apply this pricing model were as follows:

	Three Months Ended March 31
	2018	2017
Risk-free interest rate	2.5%	1.8%
Expected life of options	6.0 years	6.0 years
Expected volatility of underlying stock	71.4%	74.5%
Expected dividend yield	0.0%	0.0%

The following is a summary of stock option activity for the three months ended March 31, 2018:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at December 31, 2017	4,576	$14.57
Granted	1,625	16.06
Exercised	(153)	9.82
Forfeited or expired	(334)	19.42
Outstanding at March 31, 2018	5,714	$14.84	8.46	$22,348
Exercisable at March 31, 2018	1,761	$15.71	7.05	$8,488

As of March 31, 2018, there was $34.7 million of unrecognized compensation cost related to stock options that are expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 2.97 years.

Restricted Stock Units

As of March 31, 2018, there were no restricted stock units outstanding.

10. Loss Per Share

Basic and diluted loss per share allocable to common stockholders are computed as follows:

	Three Months Ended March 31,
	2018	2017
	(In thousands except per share data)
Net loss	$(34,065)	$(32,522)
Weighted average shares outstanding	69,386	58,219
Basic and diluted loss per share allocable to common stockholders	$(0.49)	$(0.56)

The following common stock equivalents were excluded from the calculation of diluted loss per share allocable to common stockholders because their inclusion would have been anti-dilutive:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Stock options	5,714	5,186
Unvested restricted stock units	—	57
Shares issuable under employee stock purchase plan	7	16
	5,721	5,259

11. Related Party Transactions

Celgene has made a series of equity investments in the Company, owning 3,674,640 shares of common stock representing 5.3% of the Company’s outstanding common stock as of March 31, 2018. Refer to Note 8, Collaborations, for additional information regarding the Company’s original agreement with Celgene entered into in April 2012 and the amended and restated agreement with Celgene entered into in July 2015.

The Company has received consulting and advisory services from a director. The Company paid this director approximately $190,000 and $0 for these services during the three months ended March 31, 2018 and March 31, 2017, respectively.  Of these amounts, $72,000 and $48,000 of amounts due to the director were included in accrued expenses at March 31, 2018 and December 31, 2017, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our management’s discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which have been prepared by us in accordance with accounting principles generally accepted in the United States, or GAAP, and with Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended. This discussion and analysis should be read in conjunction with these condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

We have taken a “pipeline in a product” approach to developing tazemetostat with a broad clinical development program through company-sponsored studies and collaborations that are evaluating tazemetostat as both a monotherapy and combination treatment in both hematological malignancies and solid tumors. Tazemetostat has shown meaningful clinical activity as a monotherapy in indications in both disease areas and has been generally well tolerated across clinical trials to date.

In April 2018, following a safety report of a pediatric patient who developed a secondary T-cell lymphoma in our ongoing Phase 1 clinical trial of tazemetostat in pediatric patients, the U.S. Food and Drug Administration, or FDA, issued a partial clinical hold on new enrollment of patients with genetically defined solid tumors and hematologic malignancies in our ongoing clinical trials of tazemetostat. In May 2018, the French National Agency for Medicines and Health Products Safety took a similar action.  Under these regulatory actions, patients on study who have not experienced disease progression may be able to continue to receive tazemetostat. We are working with investigators and experts in the field to better understand this single case of secondary lymphoma in the context of the clinical activity and tolerability seen more broadly with tazemetostat in this and other studies in which more than 750 patients have been treated. We are also working diligently to address the hold on new patient enrollment, including updating the patient informed consent form, investigator’s brochure and study protocols, and will need to confirm alignment with U.S. and French regulators in order to resume enrollment.  In light of the partial clinical hold, we are assessing our timelines for completing patient enrollment in trials not fully enrolled at the time of the partial clinical hold, including our lymphoma trials of tazemetostat.

In our hematological program, we are conducting global Phase 2 studies evaluating tazemetostat’s treatment potential in patients with relapsed or refractory follicular lymphoma, or FL, or diffuse large B-cell lymphoma, or DLBCL, the two most prevalent forms of non-Hodgkin lymphoma, or NHL, both with and without EZH2 activating mutations. Subject to the holds on enrollment in the United States and France, we are continuing to enroll FL and DLBCL patients with EZH2 mutations in our ongoing global Phase 2 monotherapy relapsed or refractory FL and DLBCL study. Based on initial engagement with the FDA, we believe we have the opportunity to submit for accelerated approval for tazemetostat as a monotherapy in FL, subject to the results of the FL cohorts of our Phase 2 study and additional regulatory engagement. We plan to continue to engage with the FDA in 2018 in regard to the partial clinical hold and to further refine our registration strategy for FL, and are assessing our timeline for submitting to the FDA a New Drug Application, or NDA, for tazemetostat for FL.  In addition, we also have multiple combination studies underway with both targeted agents and chemotherapy in DLBCL in both relapsed or refractory and first-line treatment settings, including a global Phase 1b trial combining tazemetostat with atezolizumab, a PD-L1 inhibitor, being conducted by Genentech, Inc., or Genentech, pursuant to a collaboration agreement. Enrollment was recently completed in both the Phase 1b atezolizumab combination and our prednisolone combination. We also plan to commence a combination study of tazemetostat in FL.

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

We are also evaluating tazemetostat in the dose-expansion portion of a Phase 1 study in pediatric patients with INI1-negative tumors and in a Phase 2 clinical trial in pediatric patients with solid tumors and lymphoma under a Cooperative Research and Development Agreement, or CRADA, with the NCI.

In April 2018, we voluntarily paused enrollment worldwide in this Phase 1 pediatric trial following the receipt of the safety report regarding the patient who developed a secondary T-cell lymphoma. At the time of the safety report, the patient, who had advanced poorly differentiated chordoma, had been on study for approximately 15 months and had achieved a confirmed partial response. This patient has now discontinued tazemetostat and is being treated for T-cell lymphoma. The Pediatric MATCH trial is also subject to the partial clinical hold imposed by the FDA. We are assessing appropriate next steps for all pediatric studies.

In addition, we are evaluating tazemetostat in a Phase 2 study in adults with mesothelioma characterized by BAP1 loss-of-function. Data from this study are being presented at the 2018 American Society of Clinical Oncology (ASCO) Annual Meeting.

Subject to the resolution of the holds on enrollment, Genentech has agreed that, as a part of its MORPHEUS study, it will evaluate tazemetostat in combination with atezolizumab (TECENTRIQ®), a PD-L1 inhibitor, in patients with non-small cell lung cancer.  Subject to the resolution of the holds on enrollment, we also plan to evaluate tazemetostat in a Phase 2 clinical trial in adult patients with ovarian cancer under a Cooperative Research and Development Agreement, or CRADA, with the NCI.

We own the global development and commercialization rights to tazemetostat outside of Japan. Eisai Co. Ltd, or Eisai, holds the rights to develop and commercialize tazemetostat in Japan. Tazemetostat is covered by claims of U.S. and European composition of matter patents, which are expected to expire in 2032, exclusive of any extensions.

We have announced that the FDA has granted tazemetostat Fast Track designation in patients with relapsed or refractory FL, with or without activating EZH2 mutations, and relapsed or refractory DLBCL with EZH2 activating mutations. We have also announced that the FDA has granted tazemetostat orphan drug designation for the treatment of patients with FL, malignant rhabdoid tumors, or MRT, soft tissue sarcoma and mesothelioma. The orphan drug designation for the treatment of MRT applies to INI1-negative MRT as well as SMARCA4-negative malignant rhabdoid tumor of ovary, or MRTO. In addition, the European Commission has granted orphan drug designation to tazemetostat for the treatment of patients with FL, DLBCL and malignant mesothelioma. We also own global rights to EZM8266 targeting G9a.

We have collaboration agreements with Celgene Corporation and Celgene RIVOT Ltd., an affiliate of Celgene Corporation, which we collectively refer to as Celgene, Glaxo Group Limited (an affiliate of GlaxoSmithKline), or GSK, and Eisai. We also have a collaboration with Roche Molecular Systems, Inc., or Roche Molecular, to develop a companion diagnostic for use with tazemetostat to identify NHL patients with EZH2 activating mutations. These collaborations provide us with access to considerable scientific, development, regulatory and commercial capabilities. As of March 31, 2018, we had received $217.8 million in non-equity funding under these collaborations.

We have retained commercialization rights in the United States to all of our other programs, except two programs that are the subject of our collaboration with GSK and two of the preclinical programs that are the subject of our collaboration with Celgene. We plan to retain commercialization rights in the United States and possibly in select foreign jurisdictions in connection with any future collaborations. We intend to build a focused field presence and marketing capabilities to commercialize any of our product candidates that receive regulatory approval in the United States, as well as the capabilities to lead global commercial strategy. We have recently begun building the infrastructure necessary to support the successful launch and marketing of tazemetostat and other product candidates that may receive marketing approval.

Through March  31, 2018, we have raised an aggregate of $891.6 million to fund our operations, of which $217.8 million was non-equity funding through our collaboration agreements, $597.8 million was from the sale of common stock in our public offerings and $76.0 million was from the sale of redeemable convertible preferred stock. As of March 31, 2018, we had $247.9 million in cash, cash equivalents and marketable securities.

We commenced active operations in early 2008, and since inception, have incurred significant operating losses. As of March 31, 2018, our accumulated deficit totaled $497.2 million. As a clinical stage company, we expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect our expenses to increase in connection with our ongoing activities, including our continued execution on our clinical development and commercialization plans for tazemetostat.

Collaborations

Refer to Note 8, Collaborations, of the notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of the key terms of our arrangements with Celgene, GSK and Eisai.

As of March 31, 2018, we had recognized revenue of $99.2 million under the Celgene agreement as collaboration revenue in our condensed consolidated statements of operations and comprehensive loss and in accumulated deficit as a result of the cumulative-effect recognition upon adoption of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, or ASC 606. Deferred revenue related to the Celgene agreement amounted to $3.8 million as of March 31, 2018, all of which is included in noncurrent liabilities.

There have been no updates to the accounting for our GSK and Eisai collaboration agreements as a result of the adoption of ASC 606.

Results of Operations

Collaboration Revenue

The following is a comparison of collaboration revenue for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017	Change
	(In millions)
Collaboration revenue	$—	$—	$—

We did not recognize any collaboration revenue in the three months ended March 31, 2018 and 2017.

Research and Development

The following is a comparison of research and development expenses for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017	Change
	(In millions)
Research and development	$25.6	$24.7	$0.9

During the three months ended March 31, 2018, total research and development expenses increased by $0.9 million compared to the three months ended March 31, 2017. The increase in the three months ended March 31, 2018 is primarily due to increased enrollment and activities associated with tazemetostat clinical development, expanded use of consulting and specialized services to support accelerated drug development efforts, and increased headcount to support development activities, as well as research related to advancing the company’s preclinical G9a inhibitor program.

The following table illustrates the components of our research and development expenses:

	Three Months Ended March 31,
Product Program	2018	2017
	(In millions)
External research and development expenses:
Tazemetostat and related EZH2 programs	$11.2	$11.3
Pinometostat and related DOT1L programs	0.0	0.3
Discovery and preclinical stage product programs, collectively	3.9	3.4
Unallocated personnel and other expenses	10.5	9.7
Total research and development expenses	$25.6	$24.7

External research and development expenses for tazemetostat and related EZH2 programs remained consistent during the three months ended March 31, 2018, compared to the three months ended March 31, 2017. External research and development costs include external manufacturing costs related to the acquisition of active pharmaceutical ingredient and manufacturing of clinical drug supply, ongoing clinical trial costs, discovery and preclinical research in support of the tazemetostat program and expenses associated with our companion diagnostic program.

External research and development expenses for pinometostat and related DOT1L programs for the three months ended March 31, 2018 decreased $0.3 million when compared to the three months ended March 31, 2017. The decline in program spending reflects our completion of the pinometostat Phase 1 clinical trials during the fourth quarter of 2016 and the associated reduction in costs. The costs incurred related to pinometostat in the three months ended March 31, 2018 are primarily associated with costs attributed to the CRADA with the NCI.

External research and development expenses for discovery and preclinical stage product programs increased $0.5 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, primarily related to increased development activities related to our novel G9a program for the potential treatment of sickle cell disease and expansion of activities related to our platform and other new target families.

Unallocated personnel and other expenses are comprised of compensation expenses for our full-time research and development employees and other general research and development expenses. Unallocated personnel and other expenses for the three months ended March 31, 2018 increased $0.8 million compared to the three months ended March 31, 2017. The increase in unallocated personnel and other expenses in the three months ended March 31, 2018 was primarily due to growth in our clinical, regulatory, and manufacturing functions to support continued development of tazemetostat.

We expect research and development expenses to increase significantly during the remainder of 2018, as we progress and expand our development program for tazemetostat, expand our regulatory activities, and advance a preclinical G9a program into later stage preclinical testing.

General and Administrative

The following is a comparison of general and administrative expenses for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017	Change
	(In millions)
General and administrative	$9.4	$8.3	$1.1

For the three months ended March 31, 2018, our general and administrative expenses increased $1.1 million compared to the three months ended March 31, 2017, primarily due to increased headcount and pre-commercial activities, including the build out of our medical affairs and commercial organizations.

We expect that general and administrative expenses will increase during the remainder of 2018, as we plan to increase our pre-commercial activities for tazemetostat.

Other Income, Net

The following is a comparison of other income, net for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017	Change
	(In millions)
Other income, net
Interest income, net	$899	$438	$461
Other income, net	18	4	14
Other income, net	$917	$442	$475

Other income, net consists of interest income earned on our cash equivalents and marketable securities, net of imputed interest expense paid under our capital lease obligation, and other income recorded from a tax incentive award received in 2013. Other income is mainly comprised of net interest income, which increased $0.5 million for the three months ended March 31, 2018, compared to the three months ended March 31, 2017, primarily due to active management of the Company’s investment portfolio, an increase in investment yields, and an increased cash balance as a result of the September 2017 follow-on offering.

Income Tax Expense

We did not record a federal or state income tax provision or benefit for the three months ended March 31, 2018 and 2017 due to the expected and known loss before income taxes to be incurred, or incurred, as applicable, for the years ended December 31, 2018 and 2017, as well as our continued maintenance of a full valuation allowance against our net deferred tax assets, with the exception of the deferred tax asset related to alternative minimum tax credit.

Liquidity and Capital Resources

In September 2017, we raised $151.3 million, net of underwriting discounts and commissions, but before direct and incremental costs of the offering, from the sale of 10,557,000 shares of our common stock in a public offering at a price of $15.25 per share. Through March 31, 2018, we have raised an aggregate of $891.6 million to fund our operations, of which $217.8 million was non-equity funding through our collaboration agreements, $597.8 million was from the sale of common stock in our public offerings and $76.0 million from the sale of redeemable convertible preferred stock. As of March 31, 2018, we had $247.9 million in cash, cash equivalents, and marketable securities.

In April 2016, we entered into a Sales Agreement with Cowen and Company, LLC, or Cowen, to sell, from time to time, shares of our common stock having an aggregate sales price of up to $50.0 million through an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended, under which Cowen would act as sales agent, which we refer to as the ATM Offering. Through March 10, 2017, we sold 155,834 shares of Common Stock under the Sales Agreement, resulting in net proceeds of $1.9 million related to the ATM Offering, including $1.6 million in net proceeds relating to the ATM Offering in the three months ended March 31, 2017. We terminated the Sales Agreement with Cowen, effective March 10, 2017.

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

Outlook

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash, cash equivalents and marketable securities as of March 31, 2018, will be sufficient to fund our planned operating expenses and capital expenditure requirements into the third quarter of 2019, without giving effect to any potential option exercise fees or milestone payments we may receive under our collaboration agreements. We have based this estimate on assumptions that may prove to be wrong, particularly as the process of testing drug candidates in clinical trials is costly and the timing of progress in these trials is uncertain. As a result, we could use our capital resources sooner than we expect.

Cash Flows

The following is a summary of cash flows for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
	2018	2017	Change
	(In millions)
Net cash used in operating activities	$(30.3)	$(33.2)	$2.9
Net cash (used in) provided by investing activities	(67.9)	17.3	(85.2)
Net cash provided by financing activities	1.8	2.4	(0.6)

Net Cash Used in Operating Activities

Net cash used in operating activities was $30.3 million during the three months ended March 31, 2018 compared to $33.2 million during the three months ended March 31, 2017. The decrease in net cash used in operating activities primarily relates to the increase in net loss in the period ended March 31, 2018 compared to the period ended March 31, 2017, offset by changes in working capital.

Net cash used in operating activities for the three months ended March 31, 2018 primarily relates to our net loss of $34.1 million, partially offset by non-cash stock-based compensation of $2.9 million, changes in working capital of $0.6 million, and net depreciation and amortization of $0.3 million.

Net cash used in operating activities for the three months ended March 31, 2017 primarily relates to our net loss of $32.5 million, partially offset by non-cash stock-based compensation of $2.8 million and depreciation of $0.4 million. The most significant items affecting working capital in the three months ended March 31, 2017 include increased prepaid expenses associated with the expansion of our clinical activities.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities during the three months ended March 31, 2018 reflects $100.8 million of purchases of available-for-sale securities, partially offset by maturities of available-for-sale securities of $33.0 million and purchases of property and equipment of $0.1 million.

Net cash provided by investing activities during the three months ended March 31, 2017 reflects $40.8 million of purchases of available-for-sale securities, maturities or sales of available-for-sale securities of $58.2 million and $0.1 million of purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $1.8 million during the three months ended March 31, 2018 primarily reflects cash received from stock option exercises of $1.5 million, and the purchases of shares under our employee stock purchase plan of $0.4 million, partially offset by the payments under our capital lease obligation of $0.1 million.

Net cash provided by financing activities of $2.4 million during the three months ended March 31, 2017 primarily reflects net cash received from sales under the ATM Offering of $1.6 million, cash received from stock option exercises of $0.6 million, and the purchase of shares under our employee stock purchase plan of $0.3 million, partially offset by the payments under our capital lease obligation of $0.2 million.

Contractual Obligations

There were no material changes to our contractual obligations and commitments described under “Management’s Discussion and Analysis and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the balance sheets and the reported amounts of collaboration revenue and expenses during the reporting periods. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances at the time such estimates are made. Actual results and outcomes may differ materially from our estimates, judgments and assumptions. We periodically review our estimates in light of changes in circumstances, facts and experience. The effects of material revisions in estimates are reflected in the condensed consolidated financial statements prospectively from the date of the change in estimate.

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

During the quarter ended March 31, 2018, we adopted ASC 606 using the modified retrospective transition method, resulting in a change in our revenue recognition policy, as described in Note 2, Summary of Significant Accounting Policies—Recently Adopted Accounting Pronouncements, in the accompanying Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q. During the three months ended March 31, 2018, there have been no other material changes to our critical accounting policies disclosed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2017.

Recently Adopted Accounting Pronouncements

For detailed information regarding recently issued accounting pronouncements and the expected impact on our condensed consolidated financial statements, see Note 2, Summary of Significant Accounting Policies—Recently Adopted Accounting Pronouncements, in the accompanying Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2018, we had cash and cash equivalents and available-for-sale securities of $247.9 million consisting of money market funds, corporate bonds, commercial paper and government-related obligations. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. We estimate that a hypothetical 100-basis point change in market interest rates would impact the fair value of our investment portfolio as of March 31, 2018 by $0.5 million.

We contract with contract research organizations and manufacturers globally. Transactions with these providers are predominantly settled in U.S. dollars and, therefore, we believe that we have only minimal exposure to foreign currency exchange risks. We do not hedge against foreign currency risks.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that the we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Business Officer), to allow timely decisions regarding required disclosure.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Business Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Chief Business Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2018.

Changes in Internal Control over Financial Reporting

We implemented the new revenue recognition standard as of January 1, 2018. As a result, we made the following significant modifications to our internal control over financial reporting, including changes to accounting policies and procedures, operational processes, and documentation practices:

•	updated our policies and procedures related to revenue recognition and added documentation processes related to meeting the new criteria for revenue recognition;
•

modified our contract review controls to take into account the new criteria for recognizing revenue, specifically the identification of implied promises and the evaluation of whether performance obligations are distinct in the context of the contract; and

•

added controls to address related required disclosures regarding revenue, including the disclosure of performance obligations and our significant judgment and estimates for determining the transaction prices and when to recognize revenue.

Other than the items described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We currently have no products approved for sale and are investing a significant portion of our efforts and financial resources to fund the development of our lead product candidate, tazemetostat. We have another product candidate in clinical trials that we are developing pinometostat, and GlaxoSmithKline, or GSK has initiated a Phase 1 clinical trial for a PRMT5 inhibitor that it has licensed from us. However, these development programs are early stage, and all of our other product candidates are still in preclinical development. As a result, our prospects are substantially dependent on our ability, or the ability of any future collaborator, to develop, obtain marketing approval for and successfully commercialize tazemetostat in one or more disease indications.  The success of tazemetostat and any other product candidate will depend on several factors, including the following:

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

Many of these factors are beyond our control, including clinical development, the regulatory review process, potential threats to our intellectual property rights and the manufacturing, marketing and sales efforts of any collaborator. If any of these factors adversely affect the development or commercialization of tazemetostat or any other product candidate, our business could be harmed.

In April 2018, following a safety report of a pediatric patient who developed a secondary T-cell lymphoma in our ongoing Phase 1 clinical trial of tazemetostat in pediatric patients, the FDA issued a partial clinical hold on new enrollment of patients with genetically defined solid tumors and hematologic malignancies in our ongoing clinical trials of tazemetostat. In May 2018, the French National Agency for Medicines and Health Products Safety, or ANSM, took a similar action.  Under these regulatory actions, patients on study who have not experienced disease progression may be able to continue to receive tazemetostat. We are working diligently to address the hold on new patient enrollment, including updating the patient informed consent form, investigator’s brochure and study protocols, and will need to confirm alignment with U.S. and French regulators in order to resume enrollment.  We submitted the safety report to the FDA, ANSM and other regulatory authorities in countries in which we are conducting our trials of tazemetostat.  These other regulatory authorities may determine to issue clinical holds on new enrollment of patients in our ongoing clinical trials of tazemetostat similar to the FDA and ANSM or take other regulatory actions with respect to the trials of tazemetostat.  If we are unable to address the partial clinical hold to the satisfaction of the FDA or ANSM on a timely basis or at all, or other regulatory authorities, including in other jurisdictions, impose clinical holds on enrollment or other conditions on our clinical trials of tazemetostat, we may be unable to continue or conduct clinical trials of tazemetostat on a timely basis or at all, and our business could be harmed.

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

Product candidates are subject to preclinical safety studies, which may be conducted concurrently with our clinical testing. The outcomes of these safety studies may delay the launch of or enrollment in clinical studies. For example, in the course of our preclinical safety studies of tazemetostat, we observed the development of lymphoma in Sprague Dawley rats. As a result of these findings, coupled with our limited clinical experience in FL at the time of the IND submission in December 2015, we were unable to conduct our Phase 2 trial of tazemetostat in FL patients in the United States until the beginning of 2017.  In addition, in April 2018, following a safety report of a pediatric patient who developed a secondary T-cell lymphoma in our ongoing Phase 1 clinical trial of tazemetostat in pediatric patients, the FDA issued a partial clinical hold on new enrollment of patients in our ongoing clinical trials of tazemetostat.  In May 2018, ANSM took a similar action.  We are working diligently to address the hold on new patient enrollment, including updating the patient informed consent form, investigator’s brochure and study protocols, and will need to confirm alignment with the FDA and ANSM in order to resume enrollment.    If we are unable to adequately address the partial clinical hold to the satisfaction of the FDA or ANSM, or any other regulatory authorities that impose a hold on enrollment, and other matters such as these when they arise, we may be unable to continue or conduct clinical trials of our product candidates in the United States, France or in other countries, our trials may be limited to certain patient populations or our ability to conduct other trials in the United States or in other countries may be delayed.

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
•

clinical trials of our product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials, limit the scope of our clinical trials, halt ongoing clinical trials or abandon product development programs;

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

Our product development costs may also increase if we experience delays in clinical testing or in obtaining marketing approvals. We do not know whether any of our preclinical studies or clinical trials will continue or begin as planned, will need to be restructured or will be completed on schedule, or at all. Specifically, we do not know if or when we will be able to resume U.S. or French enrollment in our trials of tazemetostat in patients in our hematological and solid tumor programs. Significant preclinical or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

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

In April 2018, following a safety report of a pediatric patient who developed a secondary T-cell lymphoma, the FDA issued a partial clinical hold on new enrollment of patients in our ongoing clinical trials of tazemetostat.  In May 2018, ANSM took a similar action. Even if we resume enrollment, the disclosure of the safety event could adversely affect enrollment in trials of tazemetostat.

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

If our product candidates are associated with undesirable side effects in preclinical testing or clinical trials or have characteristics that are unexpected in preclinical testing or clinical trials, we may need to abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. In pharmaceutical development, many compounds that initially show promise in early-stage testing for treating cancer are later found to cause side effects that prevent further development of the compound.

Our research and development is focused on the creation of novel epigenetic therapies for patients with cancer and other diseases, which is a rapidly evolving area of science, and the approach we are taking to discover and develop drugs is novel and may never lead to marketable products.

The discovery of novel epigenetic therapies for patients with cancer and other serious diseases is an emerging field, and the scientific discoveries that form the basis for our efforts to discover and develop product candidates are relatively new. Although epigenetic regulation of gene expression plays an essential role in biological function, few drugs premised on epigenetics have been discovered. Moreover, those drugs based on an epigenetic mechanism that have received marketing approval are in different target classes than the chromatin modifying protein, or CMP, inhibitors where our research and development is principally focused. Although preclinical studies suggest that genetic alterations can result in changes to the activity of CMPs making them oncogenic, to date no company has translated these biological observations into systematic drug discovery that has yielded a drug that has received marketing approval. We believe that our first three inhibitors of histone methyltransferases, or HMTs, in the clinic are all the first molecules against these targets to enter clinical development. Therefore, we do not know if our approach of inhibiting HMTs or other CMPs to treat patients with cancer and other serious diseases will be successful. We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

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

Since inception, we have incurred significant operating losses. Our net loss was $34.1 million for the three months ended March 31, 2018, $134.3 million for the year ended December 31, 2017, $110.2 million for the year ended December 31, 2016, and $132.4 million for the year ended December 31, 2015. As of March 31, 2018, we had an accumulated deficit of $497.2 million. To date, we have financed our operations primarily through our collaborations, our public offerings, and private placements of our preferred stock. All of our revenue to date has been collaboration revenue. We have devoted substantially all of our financial resources and efforts to research and development, including clinical and preclinical studies. We are still in the early to middle stages of development of our product candidates, and we have not completed development of any product candidates. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will continue to increase over the next several years if and as we:

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

•

continue our clinical trial of tazemetostat in combination with Genentech’s anti-PD-L1 cancer immunotherapy, atezolizumab, in patients with relapsed or refractory non-small cell lung cancer being conducted by our collaborator, Genentech;

•	design and conduct a new combination trial of tazemetostat in FL;
•	pay any milestone payments provided for and achieved under the amended and restated collaboration and license agreement with Eisai Co. Ltd, or Eisai;
•	complete IND-enabling studies for EZM8266, a G9a inhibitor designed to treat patients with sickle cell disease, and prepare for a Phase 1 study;
•	conduct research and development for Celgene Corporation, or Celgene, under our amended and restated collaboration and license agreement;
•	continue the research and development of our other product candidates;
•	seek to discover and develop additional product candidates;
•	seek regulatory approvals for any product candidates that successfully complete clinical trials;
•	ultimately establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any products for which we may obtain regulatory approval;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional clinical, quality control and scientific personnel; and
•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts.

To become and remain profitable, we must succeed in developing, and eventually commercializing, a product or products that generate significant revenue. The ability to achieve this success will require us to be effective in a range of challenging activities, including completing preclinical testing and clinical trials of our product candidates, discovering additional product candidates, obtaining regulatory approval for these product candidates and manufacturing, marketing and selling any products for which we may obtain regulatory approval. We are only in the preliminary stages of most of these activities. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. If we are required by the FDA, the EMA, or other regulatory authorities to perform studies in addition to those currently expected, or if there are any delays in completing our clinical trials or the development of any of our product candidates, our expenses could increase.

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

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash, cash equivalents and marketable securities as of March 31, 2018, will be sufficient to fund our planned operating expenses and capital expenditure requirements into the third quarter of 2019. We have based these expectations on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Our future capital requirements will depend on many factors, including:

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

Based on interactions with the FDA, we have identified a potential path for accelerated approval in epithelioid sarcoma and we are targeting submission of our first new drug application, or NDA, to the FDA for tazemetostat for this indication in the fourth quarter of 2018.  In addition, based on initial engagement with the FDA, we believe we have the opportunity to submit for accelerated approval for tazemetostat as a monotherapy in FL, subject to the results of the FL cohorts in our ongoing global Phase 2 study of tazemetostat in NHL and additional regulatory engagement. We plan to continue to engage with the FDA in 2018 in regard to the partial clinical hold and to further refine our registration strategy for FL, and are assessing our timeline for submitting to the FDA a New Drug Application, or an NDA, for tazemetostat for FL.It is possible that the FDA or any other regulatory authority may refuse to accept our applications for substantive review, or that the FDA or other regulatory authority may conclude after review of our data that our application is insufficient to obtain marketing approval of tazemetostat on an accelerated basis or at all. If the FDA does not agree that we have sufficient data to seek accelerated approval or does not accept or approve one or more of our planned NDAs for tazemetostat, we may be required to study tazemetostat in additional patients or conduct additional clinical trials, preclinical studies or manufacturing validation studies and submit that data to regulators before our application can be resubmitted or will be reconsidered. Depending on the extent of these or any other required trials or studies, submission of our planned NDAs or acceptance or approval of these NDAs for tazemetostat may be delayed by several years, or may require us to expend more resources than we have available. It is also possible that additional trials or studies, if performed and completed, may not be considered sufficient by the FDA to accept or approve the planned NDAs for tazemetostat. Any delay in obtaining, or an inability to obtain, marketing approvals would prevent us from commercializing tazemetostat in the United States and/or abroad, generating revenue and achieving and sustaining profitability. If any of these outcomes occurs, either to tazemetostat or to any future product candidate for which we may seek marketing approval, we may be forced to abandon our development efforts for tazemetostat or such future product candidates, which could significantly harm our business.

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

If any of our product candidates receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third party payors and others in the medical community. If our product candidates do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	the efficacy and potential advantages compared to alternative treatments;
•	our ability to offer our products for sale at competitive prices;
•	the convenience and ease of administration compared to alternative treatments;
•	the willingness of the patient population to try new therapies and of physicians to prescribe these therapies;
•	the strength of marketing and distribution support;
•	the availability of third party coverage and adequate reimbursement;
•	the prevalence and severity of any side effects;
•	any safety events that may have occurred in connection with the development of the product candidate; and
•	any restrictions on the use of our products together with other medications.

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

Our resources for drug development are limited and we do not yet have any capability for sales, marketing or distribution. Accordingly, we have entered into therapeutic collaborations with other companies that we believe can provide such capabilities, including our collaboration and license agreements with Celgene and GSK. We also rely on Genentech to manage our combination trial of tazemetostat and atezolizumab in relapsed or refractory DLBCL and relapsed or refractory non-small cell lung cancer, and on the Lymphoma Study Association to manage our combination study of tazemetostat and R-CHOP in newly diagnosed, elderly, high risk patients with DLBCL. With our reacquisition of tazemetostat rights under our amended and restated collaboration and license agreement with Eisai, we do not have access to Eisai’s capabilities for tazemetostat except with Eisai in Japan. Our collaborations have provided us with important funding for our development programs and product platform and we expect to receive additional funding under these collaborations in the future. Our existing therapeutic collaborations, and any future collaborations we enter into, may pose a number of risks, including the following:

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

Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with standards, commonly referred to as good clinical practices, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

However, we plan to submit an NDA to the FDA for tazemetostat for the treatment of epithelioid sarcoma in the fourth quarter of 2018 and are assessing our timeline for submitting an NDA to the FDA for tazemetostat for FL.  Failure to obtain marketing approval for tazemetostat or any other product candidate will prevent us from commercializing the product candidate. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third party clinical research organizations to assist us in this process.

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

Regulatory authorities in some jurisdictions, including the United States and Europe, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States. We have obtained orphan drug designations for tazemetostat for the treatment of patients with FL, malignant rhabdoid tumors, or MRT, soft tissue sarcoma and mesothelioma. The orphan drug designation for the treatment of MRT applies to INI1-negative MRT as well as SMARCA4-negative MRT of the ovary. We have also obtained orphan drug designations for pinometostat for the treatment of acute lymphoblastic leukemia and acute myeloid leukemia in the United States and Europe.  We may not receive orphan drug designation for these product candidates for other indications, or for any other future clinical candidates we may develop.

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

On August 3, 2017, the Congress passed the FDA Reauthorization Act of 2017, or FDARA. FDARA, among other things, codified the FDA’s pre-existing regulatory interpretation, to require that a drug sponsor demonstrate the clinical superiority of an orphan drug that is otherwise the same as a previously approved drug for the same rare disease in order to receive orphan drug exclusivity. The new legislation reverses prior precedent holding that the Orphan Drug Act unambiguously requires that the FDA recognize the orphan exclusivity period regardless of a showing of clinical superiority. The FDA may further reevaluate the Orphan Drug Act and its regulations and policies. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

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

Non-compliance with European Union and United Kingdom requirements regarding safety monitoring or pharmacovigilance, and with requirements related to the development of products for the pediatric population, can also result in significant financial penalties. Similarly, failure to comply with the European Union’s and the United Kingdom’s requirements regarding the protection of personal information can also lead to significant penalties and sanctions.

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

The Trump administration has also taken executive actions to undermine or delay implementation of the PPACA.  In January 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the PPACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the PPACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices.  In October 2017, President Trump signed a second Executive Order allowing for the use of association health plans and short-term health insurance, which may provide fewer health benefits than the plans sold through the PPACA exchanges.  At the same time, the Trump administration announced that it will discontinue the payment of cost-sharing reduction, or CSR, payments to insurance companies until Congress approves the appropriation of funds for such CSR payments. The loss of the CSR payments is expected to increase premiums on certain policies issued by qualified health plans under the PPACA.  A bipartisan bill to appropriate funds for CSR payments was introduced in the Senate, but the future of that bill is uncertain.

The costs of prescription pharmaceuticals in the United States have also been the subject of considerable discussion in the United States, and members of Congress and the Trump administration have stated that they will address such costs through new legislative and administrative measures. To date, there have been several recent U.S. congressional inquiries and proposed state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products.  The pricing of prescription pharmaceuticals is also subject to governmental control outside the United States. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost effectiveness of our product candidates to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our ability to generate revenues and become profitable could be impaired.

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

Our stock price has been and may in the future be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. From January 1, 2017 until May 1, 2018, the sale price of our common stock as reported on the Nasdaq Global Market ranged from a high of $21.40 to a low of $9.30. The market price for our common stock may be influenced by many factors, including:

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

We will continue to incur increased costs as a result of operating as a public company, and our management will continue to be required to devote substantial time to compliance initiatives and corporate governance practices.

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

10.1†

Third Amendment to the Companion Diagnostics Agreement dated March 7, 2018 between the Registrant and Eisai Co. Ltd. on the one side and Roche Molecular Systems, Inc. on the other side, and the Letter Agreement dated as of March 7, 2018 by and between the Registrant and Eisai Co., Ltd. relating to the Amended and Restated Collaboration and License Agreement and the Companion Diagnostics Agreement (1)

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

Dated: May 8, 2018

EPIZYME, INC.

By:	/s/ Susan E. Graf
Susan E. Graf
Chief Business Officer
(Principal Financial Officer)