Form 10-Q
period 2018-06-30
Epizyme, Inc.
filed 2018-08-02
CIK 1571498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The number of shares outstanding of the registrant’s common stock as of July 30, 2018: 69,503,076 shares.

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

Our management’s discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which have been prepared by us in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim periods and with Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. This discussion and analysis should be read in conjunction with these unaudited condensed consolidated financial statements and the notes thereto as well as in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, or our Annual Report. The three months ended June 30, 2018 and 2017 are referred to as the second quarter of 2018 and 2017, respectively. Unless the context indicates otherwise, all references herein to our company include our wholly owned subsidiary.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

EPIZYME, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands except per share data)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$67,906	$226,664
Marketable securities	147,718	49,775
Accounts receivable	—	382
Contract asset	12,000	—
Prepaid expenses and other current assets	8,514	8,983
Total current assets	236,138	285,804
Property and equipment, net	2,141	2,527
Restricted cash and other assets	1,046	1,028
Total assets	$239,325	$289,359
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,989	$7,001
Accrued expenses	18,168	17,549
Current portion of capital lease obligation	16	110
Other current liabilities	5	4
Total current liabilities	29,178	24,664
Capital lease obligation, net of current portion	52	—
Deferred revenue	3,806	28,809
Other long-term liabilities	711	515
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 125,000 shares authorized; 69,495 shares and 69,302 shares issued and outstanding, respectively	7	7
Additional paid-in capital	731,884	723,510
Accumulated other comprehensive loss	(26)	(49)
Accumulated deficit	(526,287)	(488,097)
Total stockholders’ equity	205,578	235,371
Total liabilities and stockholders’ equity	$239,325	$289,359

See notes to condensed consolidated financial statements.

EPIZYME, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(Amounts in thousands except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Collaboration revenue	$12,000	$10,000	$12,000	$10,000
Operating expenses:
Research and development	31,346	27,292	56,968	51,987
General and administrative	10,914	11,170	20,274	19,439
Total operating expenses	42,260	38,462	77,242	71,426
Operating loss	(30,260)	(28,462)	(65,242)	(61,426)
Other income, net:
Interest income, net	1,143	428	2,042	866
Other (expense) income, net	(11)	10	7	14
Other income, net	1,132	438	2,049	880
Net loss	$(29,128)	$(28,024)	$(63,193)	$(60,546)
Other comprehensive income (loss):
Unrealized gain on available-for-sale securities	46	34	23	46
Comprehensive loss	$(29,082)	$(27,990)	$(63,170)	$(60,500)
Loss per share allocable to common stockholders:
Basic	$(0.42)	$(0.48)	$(0.91)	$(1.04)
Diluted	$(0.42)	$(0.48)	$(0.91)	$(1.04)
Weighted average shares outstanding:
Basic	69,490	58,377	69,438	58,298
Diluted	69,490	58,377	69,438	58,298

See notes to condensed consolidated financial statements.

EPIZYME, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Six Months Ended, June 30,
	2018	2017
		(as revised)*
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(63,193)	$(60,546)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	582	824
Stock-based compensation	6,311	5,778
Amortization of discount on investments	(565)	(69)
Changes in operating assets and liabilities:
Accounts receivable	382	(2)
Contract asset	(12,000)	—
Prepaid expenses and other current assets	469	(1,947)
Accounts payable	3,988	4,600
Accrued expenses	619	138
Other assets	(18)	(20)
Other liabilities	196	96
Net cash used in operating activities	(63,229)	(51,148)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(165,688)	(80,846)
Maturities of available-for-sale securities	68,334	140,552
Purchases of property and equipment	(109)	(683)
Net cash (used in) provided by investing activities	(97,463)	59,023
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments under capital lease obligation	(129)	(303)
Proceeds from public offering, net of commissions	—	1,587
Proceeds from stock options exercised	1,604	1,128
Issuance of shares under employee stock purchase plan	459	347
Net cash provided by financing activities	1,934	2,759
Net (decrease) increase in cash, cash equivalents and restricted cash	(158,758)	10,634
Cash, cash equivalents and restricted cash, beginning of period	227,126	78,357
Cash, cash equivalents and restricted cash, end of period	$68,368	$88,991
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$38	$—
Unrealized gain on investments	$23	$46
Cumulative catch up related to the adoption of ASU 2016-09	$—	$115

* Revised as a result of the adoption of ASU 2016-18

See notes to condensed consolidated financial statements.

EPIZYME, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Overview

Epizyme, Inc. (collectively referred to with its wholly owned, controlled subsidiary, Epizyme Securities Corporation, as “Epizyme” or the “Company”) is a clinical-stage biopharmaceutical company that is committed to rewriting treatment for cancer and other serious diseases through discovering, developing, and commercializing novel epigenetic medicines. By focusing on the genetic drivers of disease, the Company’s science seeks to match targeted medicines with the patients who need them. The Company is developing its lead product candidate, tazemetostat, an oral, first-in-class selective inhibitor of the EZH2 histone methyltransferase, or HMT, in a range of cancer types and settings, and developing the lead development candidate in the Company’s novel G9a program, EZM8266, for the treatment of sickle cell disease.

Through June 30, 2018, the Company has raised, including amounts received under collaboration agreements, an aggregate of $891.6 million to fund its operations, of which $217.8 million was non-equity funding through its collaboration agreements, $597.8 million was from the sale of common stock in the Company’s public offerings and $76.0 million was from the sale of redeemable convertible preferred stock in private financings prior to the Company’s initial public offering in May 2013.  As of June 30, 2018, the Company had $215.6 million in cash, cash equivalents and marketable securities.

The Company commenced active operations in early 2008. Since its inception, the Company has generated an accumulated deficit of $526.3 million through June 30, 2018, and will require substantial additional capital to fund its research and development. The Company is subject to risks common to companies in the biotechnology industry, including, but not limited to, risks of failure of clinical trials and preclinical studies, the need to obtain additional financing to fund the future development and commercialization of tazemetostat and the rest of its pipeline, the need to obtain marketing approval for its product candidates, the need to successfully commercialize and gain market acceptance of its product candidates, dependence on key personnel, protection of proprietary technology, compliance with government regulations, development by competitors of technological innovations and ability to transition from clinical-stage manufacturing to commercial-stage production of products.

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

The unaudited condensed consolidated financial statements include the accounts of Epizyme, Inc. and its wholly owned, controlled subsidiary, Epizyme Securities Corporation. All intercompany transactions and balances of subsidiaries have been eliminated in consolidation. In the opinion of management, the information furnished reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair presentation of the results for the reported interim periods. The Company considers events or transactions that occur after the balance sheet date but before the condensed consolidated financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The three months ended June 30, 2018 and 2017 are referred to as the second quarter of 2018 and 2017, respectively. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period.

Significant Accounting Policies

During the quarter ended March 31, 2018, the Company adopted Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers, or ASC 606, using the modified retrospective transition method, resulting in a significant change in the Company’s revenue recognition policy, as referenced below in this Note 2 under Recently Adopted Accounting Pronouncements. In addition, the Company adopted ASC 2016-18, Restricted Cash, resulting in a change to the beginning and ending cash balances for the periods presented in the condensed consolidated statements of cash flows, also referenced below in this Note 2. There have been no other material changes to the Company’s significant accounting policies during the three months ended June 30, 2018, as compared to the significant accounting policies disclosed in Note 2, Summary of Significant Accounting Policies, of the Company’s financial statements included in the Annual Report.

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

The Company’s evaluation entails analyzing prospective operating budgets and forecasts for expectations of the Company’s cash needs, and comparing those needs to the current cash, cash equivalent and marketable securities balances. After considering the Company’s current research and development plans and the timing expectations related to the progress of its programs, and after considering its existing cash, cash equivalents and marketable securities as of June 30, 2018, the Company did not identify conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these financial statements were issued.

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

As a result of adopting ASC 606 on January 1, 2018, the Company recorded a cumulative-effect credit to opening accumulated deficit of $25.0 million as of January 1, 2018 and a corresponding decrease to deferred revenue, net of current portion. For the three and six months ended June 30, 2018, it became probable that a significant reversal of cumulative revenue would not occur for a development milestone for $12.0 million and this milestone was recognized in accordance with ASC 606 as well as a related contract asset. No revenue would have been recognized pursuant to ASC 605 for three and six months ended June 30, 2018. Deferred revenue as of June 30, 2018 was $3.8 million under ASC 606, as compared to a balance of $28.9 million, which would have resulted under ASC 605.

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

As of January 1, 2018, the Company adopted ASU 2016-18, Restricted Cash, or ASU 2016-18, which requires an entity to reconcile and explain the period-over-period change in total cash, cash equivalents and restricted cash within its statements of cash flows. The Company adopted the standard using the retrospective approach. The adoption of the standard did not have a material impact on the Company’s condensed consolidated financial statements or disclosures; however, prior period restricted cash was added to beginning and ending cash and cash equivalents in the condensed consolidated statements of cash flows to conform to the current period presentation.

A reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows, is as follows:

	As of June 30,
	2018	2017
	(In thousands)
Cash and cash equivalents	$67,906	$88,529
Restricted cash, as part of other assets	462	462
Total cash, cash equivalents, and restricted cash
shown in the consolidated statements of cash flows	$68,368	$88,991

The $0.5 million relates to a letter of credit as a security deposit for the office and laboratory lease at Technology Square in Cambridge, Massachusetts. The Company has recorded cash held to secure this letter of credit as restricted cash in restricted cash and other assets on the condensed consolidated balance sheet. There were no other material changes to the Company’s consolidated financial statements or disclosures.

Share-Based Payment

As of January 1, 2018, the Company adopted ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. The new standard does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if the fair value, vesting conditions, or classification of the award changes as a result of the change in terms or conditions. The adoption of this standard did not materially impact the Company’s stock-based compensation expense as no awards were modified during the three and six months ended June 30, 2018.

3. Marketable Securities

The following table summarizes the available-for-sale securities held at June 30, 2018 (in thousands):

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$89,445	$3	$—	$89,448
Corporate notes	58,299	—	(29)	58,270
Total	$147,744	$3	$(29)	$147,718

The following table summarizes the available-for-sale securities held at December 31, 2017 (in thousands):

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$16,964	$—	$(6)	$16,958
Corporate notes	31,610	—	(43)	31,567
U.S. government agency securities and U.S. Treasuries	1,250	—	—	1,250
Total	$49,824	$—	$(49)	$49,775

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. At June 30, 2018, the balance in the Company’s accumulated other comprehensive loss was composed solely of activity related to the Company’s available-for-sale marketable securities. There were no realized gains or losses recognized on the sale or maturity of available-for-sale securities during the three and six months ended June 30, 2018, and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive loss for the same period.

The aggregate fair value of available-for-sale securities held by the Company in an unrealized loss position for less than twelve months as of June 30, 2018 was $91.0 million, which consisted of 10 commercial paper securities and 18 corporate notes securities. The aggregate unrealized loss for those securities in an unrealized loss position for less than twelve months as of June 30, 2018 was less than $0.1 million. The aggregate fair value of available-for-sale securities held by the Company in an unrealized gain position for less than twelve months as of June 30, 2018 was $56.8 million, which consisted of 11 commercial paper securities and 2 corporate notes securities. The aggregate unrealized gain for those securities in an unrealized gain position for less than twelve months as of June 30, 2018 was less than $0.1 million.

The Company does not intend to sell and it is unlikely that the Company will be required to sell the above investments before recovery of their amortized cost bases, which may be maturity. The Company determined that there was no material change in the credit risk of any of its investments. As a result, the Company determined it did not hold any investments with any other-than-temporary impairment as of June 30, 2018. The weighted-average maturity of the Company’s portfolio was approximately three months at June 30, 2018.

4. Fair Value Measurements

The Company’s financial instruments as of June 30, 2018 and December 31, 2017 consisted primarily of cash and cash equivalents, marketable securities and accounts receivable and accounts payable. As of June 30, 2018 and December 31, 2017, the Company’s financial assets recognized at fair value consisted of the following:

	Fair Value as of June 30, 2018
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents	$56,030	$20,577	$35,453	$—
Marketable securities:
Commercial paper	89,448	—	89,448	—
Corporate notes	58,270	—	58,270	—
Total	$203,748	$20,577	$183,171	$—

	Fair Value as of December 31, 2017
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents	$207,251	$207,251	$—	$—
Marketable securities:
Commercial paper	16,958	—	16,958	—
Corporate notes	31,567	—	31,567	—
U.S. government agency securities and treasuries	1,250	—	1,250	—
Total	$257,026	$207,251	$49,775	$—

Cash equivalents and marketable securities have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third-party pricing services or other market observable data.

The Company measures its cash equivalents at fair value on a recurring basis. The Company classifies some of its cash equivalents within Level 1 of the fair value hierarchy because they are valued using observable inputs that reflect quoted prices for identical assets in active markets. The Company measures its marketable securities at fair value on a recurring basis and classifies those instruments and some cash equivalents within Level 2 of the fair value hierarchy. The pricing services used by management utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine the fair value of marketable securities and those cash equivalents classified within Level 2 of the fair value hierarchy.

5. Supplemental Balance Sheet Information

Accrued expenses consisted of the following:

	June 30, 2018	December 31, 2017
	(In thousands)
Employee compensation and benefits	$3,826	$4,628
Research and development expenses	12,197	11,658
Professional services and other	2,145	1,263
Accrued expenses	$18,168	$17,549

6. Income Taxes

The Company did not record a federal or state income tax provision or benefit for the three and six months ended June 30, 2018 and 2017 due to the expected and known loss before income taxes to be incurred, or incurred, as applicable, for the years ended December 31, 2018 and 2017, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets, with the exception of the deferred tax asset related to alternative minimum tax credit.

In accordance with SAB 118, the Company's preliminary estimate of the effects of the Tax Cuts and Jobs Act, or the TCJA, including the remeasurement of deferred tax assets and liabilities, is subject to the finalization of management’s analysis related to certain matters, such as developing interpretations of the provisions of the TCJA and the filing of its tax returns. U.S. Treasury regulations, administrative interpretations or court decisions interpreting the TCJA may require further adjustments and changes in its estimates. The final determination of the effects of the TCJA will be completed as additional information becomes available, but no later than one year from the enactment of the TCJA. In all cases, the Company will continue to make and refine its calculations as additional analysis is completed. In addition, the Company's estimates may also be affected as it gains a more thorough understanding of the tax law.  The Company notes that as of June 30, 2018, no adjustments were made to the provisional amounts.

7. Commitments and Contingencies

There have been no significant changes to the Company’s commitments and contingencies in the three and six months ended June 30, 2018, as compared to those disclosed in Note 7, Commitments and Contingencies, included in its Annual Report.

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

Under the original agreement, the Company received a $65.0 million upfront payment and $25.0 million from the sale of its series C redeemable convertible preferred stock to an affiliate of Celgene, of which $3.0 million was considered a premium and included as collaboration arrangement consideration for a total upfront payment of $68.0 million. In addition, the Company has received a $25.0 million clinical development milestone payment and $7.0 million of global development co-funding through June 30, 2018. The Company was also eligible to receive $35.0 million in an additional clinical development milestone payment and up to $100.0 million in regulatory milestone payments related to DOT1L as well as up to $65.0 million in payments, including a combination of clinical development milestone payments and an option exercise fee for each available target to which Celgene had the right to exercise its option during an initial option period that would have ended in July 2015 but was extended pursuant to the amended and restated agreement as discussed below under “Amended and Restated Agreement Structure” (each a “selected target”), and up to $100.0 million in regulatory milestone payments for each selected target. As to DOT1L and each selected target, the Company retained all product rights in the United States and was eligible to receive royalties for each target at defined percentages ranging from the mid-single digits to the mid-teens on net product sales outside of the United States subject to reduction in specified circumstances.

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

All performance obligations, except for the three material rights were substantially satisfied as of the adoption of ASC 606 and therefore all of the transaction price allocated to those performance obligations has been recognized as revenue under ASC 606. Through June 30, 2018, the Company has recognized revenue of $99.2 million under the agreement as collaboration revenue in the Company’s consolidated statements of operations and comprehensive loss and in accumulated deficit as a result of the cumulative-effect recognition upon adoption of ASC 606. The amounts received that have not yet been recognized as revenue, related to the material rights, are recorded in deferred revenue on the Company’s condensed consolidated balance sheet. Deferred revenue related to the agreement amounted to $3.8 million as of June 30, 2018, all of which is included in noncurrent liabilities.

GSK

In January 2011, the Company entered into a collaboration and license agreement with GSK, to discover, develop and commercialize novel small molecule HMT inhibitors directed to available targets from the Company’s platform. Under the terms of the agreement, the Company granted GSK exclusive worldwide license rights to HMT inhibitors directed to three targets. Additionally, as part of the research collaboration, the Company agreed to provide research and development services related to the licensed targets pursuant to agreed upon research plans during a research term that ended January 8, 2015. In March 2014, the Company and GSK amended certain terms of this agreement for the third licensed target, revising the license terms with respect to candidate compounds and amending the corresponding financial terms, including reallocating milestone payments and increasing royalty rates as to the third target. Subsequent to a GSK strategic portfolio prioritization, the Company received notice in October 2017 that GSK terminated the agreement with respect to the third target, effective December 31, 2017, which returned all rights to that target to the Company. The two other targets, PRMT5 and PRMT1, continue to be subject to the agreement and were not impacted by the termination with respect to the third target. The Company substantially completed all research obligations under this agreement by the end of the first quarter of 2015 and completed the transfer of the remaining data and materials for these programs to GSK in the second quarter of 2015.

Agreement Structure

Under the agreement, the Company has received and recognized as collaboration revenue a $20.0 million upfront payment, a $3.0 million payment upon the execution of the March 2014 agreement amendment, $6.0 million of fixed research funding, $9.0 million for research and development services and $43.0 million of preclinical and research and development milestone payments.

During the three months ended June 30, 2018, it became probable that a significant reversal of cumulative revenue would not occur for a development milestone for $12.0 million for the first dosing of a patient in a Phase 2 clinical trial of the PRMT5 inhibitor licensed under the agreement. During the three months ended June 30, 2018, the associated consideration was added to the estimated transaction price and recognized as revenue and a contract asset on the Company’s condensed consolidated balance sheet.

As of June 30, 2018, for the PRMT5 and PRMT1 targets, the Company is eligible to receive up to $58.0 million in clinical development milestone payments, up to $197.0 million in regulatory milestone payments and up to $128.0 million in sales-based milestone payments. As a result of the termination of the agreement as it relates to the third target, the Company will receive no additional payments related to that target. In addition, GSK is required to pay the Company royalties, at percentages from the mid-single digits to the low double-digits, on a licensed product-by-licensed product basis, on worldwide net product sales, subject to reduction in specified circumstances.

The Company determined the next milestone that might be achieved under this agreement is an $8.0 million milestone due at the first dosing of a patient for a PRMT1 inhibitor under a Phase 1 study. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, the Company may not receive any additional milestone payments or royalty payments from GSK. GSK became solely responsible for development and commercialization for each licensed target in the collaboration when the research term ended on January 8, 2015.

Collaboration Revenue

Through June 30, 2018, the Company has earned a total of $81.0 million under the GSK agreement, which the Company recognized as collaboration revenue in the condensed consolidated statements of operations and comprehensive loss, including $12.0 million of milestone revenue in the three and six months ended June 30, 2018 and $10.0 million of milestone revenue in the three and six months ended June 30, 2017. The Company did not have any deferred revenue related to this agreement as of June 30, 2018 or December 31, 2017 and any future revenues will relate to milestone payments and royalties received under the agreement with respect to the two remaining targets, if any.

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

Companion Diagnostics

Roche Molecular

In December 2012, Eisai and the Company entered into an agreement with Roche Molecular under which Eisai and the Company engaged Roche Molecular to develop a companion diagnostic to identify patients who possess certain activating mutations of EZH2. In October 2013, this agreement was amended to include additional mutations in EZH2. The development costs due under the amended agreement with Roche Molecular were the responsibility of Eisai until the execution of the amended and restated collaboration and license agreement with Eisai in March 2015, at which time the Company assumed responsibility for the remaining development costs due under the agreement. In December 2015, the Company entered into a second amendment to the companion diagnostic agreement with Roche Molecular. The agreement was further amended in March 2018. Before the additional amendment, the Company was responsible for the remaining development costs of $10.5 million due under the agreement. Under the amended agreement, the Company is responsible for remaining development costs of $10.4 million due under the agreement and Eisai has agreed to reimburse the Company $0.9 million of this amount related to a regulatory milestone for Japan. The Company expects the remaining development costs under the amended agreement to be incurred and paid through 2020.

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

9. Stock-Based Compensation

Total stock-based compensation expense related to stock options, restricted stock units and shares issued under the employee stock purchase plan was $3.4 million and $3.0 million for the three months ended June 30, 2018 and 2017, respectively, and $6.3 and $5.8 million for the six months ended June 30, 2018 and 2017, respectively.

Stock-based compensation expense is classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
Research and development	$1,222	$1,509	$2,346	$2,901
General and administrative	2,202	1,512	3,965	2,877
Total	$3,424	$3,021	$6,311	$5,778

Stock Options

The weighted-average grant date fair value of options, estimated as of the grant date using the Black-Scholes option pricing model, was $10.08 and $10.13 per option for those options granted during the three months ended June 30, 2018 and 2017, respectively, and $10.34 and $8.54 per option for those options granted during the six months ended June 30, 2018 and 2017, respectively. Key assumptions used to apply this pricing model were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Risk-free interest rate	2.8%	1.8%	2.6%	1.8%
Expected life of options	6.0 years	6.0 years	6.0 years	6.0 years
Expected volatility of underlying stock	71.9%	74.4%	71.5%	74.5%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

The following is a summary of stock option activity for the six months ended June 30, 2018:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at December 31, 2017	4,576	$14.57
Granted	1,874	15.98
Exercised	(163)	9.89
Forfeited or expired	(469)	18.14
Outstanding at June 30, 2018	5,818	$14.87	8.27	$7,591
Exercisable at June 30, 2018	2,062	$15.35	7.00	$4,571

As of June 30, 2018, there was $33.1 million of unrecognized compensation cost related to stock options that are expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 2.82 years.

Restricted Stock Units

As of June 30, 2018, there were no restricted stock units outstanding.

10. Loss Per Share

Basic and diluted loss per share allocable to common stockholders are computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands except per share data)		(In thousands except per share data)
Net loss	$(29,128)	$(28,024)	$(63,193)	$(60,546)
Weighted average shares outstanding	69,490	58,377	69,438	58,298
Basic and diluted loss per share allocable to common stockholders	$(0.42)	$(0.48)	$(0.91)	$(1.04)

The following common stock equivalents were excluded from the calculation of diluted loss per share allocable to common stockholders because their inclusion would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
Stock options	5,818	5,107	5,818	5,107
Unvested restricted stock units	—	49	—	49
Shares issuable under employee stock purchase plan	20	32	20	32
	5,838	5,188	5,838	5,188

11. Related Party Transactions

Celgene has made a series of equity investments in the Company, owning 3,674,640 shares of common stock representing 5.3% of the Company’s outstanding common stock as of June 30, 2018. Refer to Note 8, Collaborations, for additional information regarding the Company’s original agreement with Celgene entered into in April 2012 and the amended and restated agreement with Celgene entered into in July 2015.

The Company has received consulting and advisory services from a director. The Company paid this director approximately $137,000 and $0 for these services during the three months ended June 30, 2018 and 2017, respectively, and $327,000 and $0 during the six months ended June 30, 2018 and 2017, respectively.  Of these amounts, $60,000 and $48,000 of amounts due to the director were included in accrued expenses at June 30, 2018 and December 31, 2017, respectively.

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

Overview

We are a clinical-stage biopharmaceutical company that is committed to rewriting treatment for cancer and other serious diseases through discovering, developing, and commercializing novel epigenetic medicines. By focusing on the genetic drivers of disease, our science seeks to match targeted medicines with the patients who need them. We are developing our lead product candidate, tazemetostat, an oral, first-in-class selective inhibitor of the EZH2 histone methyltransferase, or HMT, in a range of cancer types and settings, and developing the lead development candidate in our novel G9a program, EZM8266, for the treatment of sickle cell disease.

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

In April 2018, following a safety report of a pediatric patient who developed a secondary T-cell lymphoblastic lymphoma, or T-LBL, in our ongoing Phase 1 clinical trial of tazemetostat in pediatric patients, the U.S. Food and Drug Administration, or FDA, issued a partial clinical hold on new enrollment of patients with genetically defined solid tumors and hematologic malignancies in our ongoing clinical trials of tazemetostat. In the second quarter of 2018, the French National Agency for Medicines and Health Products Safety and Germany’s Federal Institute for Drugs and Medical Devices each took similar actions. Under these regulatory actions, patients on study who have not experienced disease progression may be able to continue to receive tazemetostat.

To resolve the partial clinical hold, we have reconsented all patients in our clinical trials and updated our informed consent form based on this safety report. We have also reviewed the single T-cell lymphoblastic lymphoma, or T-LBL, case in detail, completed a comprehensive assessment of tazemetostat safety data and clinical activity observed to date across clinical trials, and convened a panel of external experts to review and validate the assessment. This information will be included in a formal response to regulatory authorities. We plan to continue to engage with the FDA regarding the partial clinical hold and then finalize our response to regulatory authorities, which may include proposed amendments to our study protocols, which could include changes to the patient populations we are investigating for treatment and how any potential future secondary malignancies in our trials may be handled. Once we have gained alignment with regulators in the United States, France and Germany, we anticipate that the partial clinical hold would be lifted and that enrollment activities would be able to proceed in those countries. In light of the partial clinical hold, we are assessing our timelines for completing patient enrollment in trials not fully enrolled at the time of the partial clinical hold.

In our hematological program, we are conducting a global Phase 2 study evaluating tazemetostat’s treatment potential in patients with relapsed or refractory follicular lymphoma, or FL, or diffuse large B-cell lymphoma, or DLBCL, the two most prevalent forms of non-Hodgkin lymphoma, or NHL, both with and without EZH2 activating mutations. FL patients in this trial are receiving tazemetostat as a monotherapy. DLBCL patients in this trial are receiving tazemetostat as a monotherapy or in combination with the steroid prednisolone.

At the 23rd Congress of the European Hematology Association in June 2018, positive interim data were reported from the FL cohorts in this Phase 2 study. The interim data as of May 1, 2018 showed that tazemetostat had meaningful clinical activity and had been generally well tolerated in adult patients with relapsed or refractory FL in the trial. An objective response rate, or ORR, of 71 percent was observed in the cohort of FL patients with EZH2 activating mutations (n=28) with an interim median progression-free survival of approximately 49 weeks and a median duration of response of 32 weeks. An ORR of 33 percent was observed in the fully-enrolled cohort of FL patients with wild-type EZH2 (n=54) with an interim median progression-free survival of 30 weeks and a median duration of response of approximately 76 weeks. The median duration of response in both cohorts continue to mature, with more than half of the responders still on treatment. Interim safety results at the time of this analysis showed that six percent of FL patients discontinued treatment due to treatment-related adverse events.  Adverse events of Grade 3 or higher were reported across 17 percent of patients, the most frequent of which included thrombocytopenia, anemia, asthenia and fatigue. We are continuing to enroll FL patients with EZH2 mutations outside of the United States, France and Germany in our ongoing global Phase 2 study. Based on our initial engagement with the FDA in late 2017, we believe we have the opportunity to submit for accelerated approval for tazemetostat as a monotherapy in FL, subject to the results of the FL cohorts of our Phase 2 study and additional regulatory engagement. We plan to continue to engage with the FDA throughout 2018 in regard to the partial clinical hold and to further refine our registration strategy for FL, and are assessing our timeline for submitting to the FDA a New Drug Application, or NDA, for tazemetostat for FL. We also plan to commence a combination study of tazemetostat in FL.

We have conducted an interim assessment of data from this same Phase 2 trial in the DLBCL patients, including the patients receiving tazemetostat monotherapy and the patients receiving the tazemetostat combination with prednisolone. This assessment has shown that tazemetostat was clinically active and generally well-tolerated in the monotherapy cohorts. In the combination cohort, prednisolone was not found to augment tazemetostat clinical activity. After taking into consideration the level of clinical activity in these cohorts, input from key opinion leaders and our clinical investigators and the evolving DLBCL treatment landscape, we have determined that further development of tazemetostat for DLBCL as a monotherapy and in combination with prednisolone is not warranted. While patients with ongoing responses in these cohorts are able to remain on tazemetostat, we do not plan to enroll any additional DLBCL patients. We plan to report the findings from these cohorts at a medical meeting in the second half of 2018. We also plan to evaluate other potential combinations in DLBCL and have two Phase 1b combination studies ongoing.

The first is being conducted with the Lymphoma Study Association, or LYSA, and is evaluating tazemetostat in combination with R-CHOP as a front-line treatment regimen for high-risk DLBCL patients. We plan to engage further with LYSA to assess the potential of advancing this combination into Phase 2. The other is a combination study with Genentech, Inc., or Genentech, that is investigating tazemetostat in combination with Genentech’s checkpoint inhibitor atezolizumab in relapsed or refractory DLBCL.

In our solid tumor program, we are evaluating tazemetostat’s treatment potential in adults and children with molecularly defined solid tumors, including INI1- and SMARCA4-negative tumors, which we collectively refer to as INI1-negative tumors. We are conducting a global Phase 2 trial of tazemetostat in adults with INI1-negative tumors, including epithelioid sarcoma, malignant rhabdoid tumors, or MRT, other INI1-negative tumors, and chordoma. Based on positive data that we observed in the epithelioid sarcoma cohort in the ongoing study, we engaged with the FDA in May 2017. Based on this FDA interaction, we have identified a potential path to submission for accelerated approval in this indication and are targeting submission of our first NDA to the FDA for tazemetostat for epithelioid sarcoma in the first half of 2019. We are targeting a 2019 submission in order to include more mature durability data in our submission package and provide time to resolve the partial clinical hold prior to participating in a pre-NDA meeting. In connection with this planned submission, we plan to commence a clinical trial of tazemetostat for epithelioid sarcoma that could serve as the confirmatory trial required in connection with any accelerated approval.

We are also evaluating tazemetostat in the dose-expansion portion of a Phase 1 study in pediatric patients with INI1-negative tumors and in a Phase 2 clinical trial in pediatric patients with solid tumors and lymphoma, called the Pediatric MATCH trial, under a Cooperative Research and Development Agreement, or CRADA, with the NCI.

In April 2018, we voluntarily paused enrollment worldwide in our Phase 1 pediatric trial following the receipt of the safety report regarding the patient who developed a secondary T-cell lymphoma. At the time of the safety report, the patient, who had advanced poorly differentiated chordoma, had been on study for approximately 15 months and had achieved a confirmed partial response. This patient has now discontinued tazemetostat and is being treated for T-cell lymphoma. We are assessing appropriate next steps for this pediatric study.

In addition, we are evaluating tazemetostat in adults with mesothelioma characterized by BRCA1-associated protein 1 (BAP1) loss-of-function. At the American Society of Clinical Oncology Annual Meeting in June 2018, encouraging clinical data were reported from our Phase 2 study of tazemetostat as a monotherapy in relapsed/refractory malignant mesothelioma patients with BAP1 loss-of-function. The primary endpoint in this trial was met with 51% of patients (31/61) having achieved disease control at 12 weeks, exceeding the pre-specified disease control rate (DCR) threshold of ≥35 percent. Tazemetostat was generally well tolerated in this study.

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

We have announced that the FDA has granted tazemetostat:

•

Fast Track designations for the treatment of patients with relapsed or refractory FL, with or without activating EZH2 mutations, relapsed or refractory DLBCL with EZH2 activating mutations and metastatic or locally advanced epithelioid sarcoma who have progressed on or following an anthracycline-based treatment regimen; and

•

Orphan drug designation for the treatment of patients with FL, chordoma, malignant rhabdoid tumors, or MRT, soft tissue sarcoma and mesothelioma. The orphan drug designation for the treatment of MRT applies to INI1-negative MRT as well as SMARCA4-negative malignant rhabdoid tumor of ovary, or MRTO.

In addition, the European Commission has granted orphan drug designation to tazemetostat for the treatment of patients with FL, DLBCL and malignant mesothelioma.

We own the global development and commercialization rights to tazemetostat outside of Japan. Eisai Co. Ltd, or Eisai, holds the rights to develop and commercialize tazemetostat in Japan. Tazemetostat is covered by claims of U.S. and European composition of matter patents, which are expected to expire in 2032, exclusive of any extensions. We own global rights to EZM8266.

We have collaboration agreements with Celgene Corporation and Celgene RIVOT Ltd., an affiliate of Celgene Corporation, which we collectively refer to as Celgene, Glaxo Group Limited (an affiliate of GlaxoSmithKline), or GSK, and Eisai. We also have a collaboration with Roche Molecular Systems, Inc., or Roche Molecular, to develop a companion diagnostic for use with tazemetostat to identify NHL patients with EZH2 activating mutations. These collaborations provide us with access to considerable scientific, development, regulatory and commercial capabilities. As of June 30, 2018, we had received $217.8 million in non-equity funding under these collaborations.

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

Through June 30, 2018, we have raised an aggregate of $891.6 million to fund our operations, of which $217.8 million was non-equity funding through our collaboration agreements, $597.8 million was from the sale of common stock in our public offerings and $76.0 million was from the sale of redeemable convertible preferred stock. As of June 30, 2018, we had $215.6 million in cash, cash equivalents and marketable securities.

We commenced active operations in early 2008, and since inception, have incurred significant operating losses. As of June 30, 2018, our accumulated deficit totaled $526.3 million. As a clinical stage company, we expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect our expenses to increase in connection with our ongoing activities, including our continued execution on our clinical development and commercialization plans for tazemetostat.

Collaborations

Refer to Note 8, Collaborations, of the notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of the key terms of our arrangements with Celgene, GSK, Eisai and Roche Molecular.

As of June 30, 2018, we had recognized revenue of $99.2 million under the Celgene agreement as collaboration revenue in our condensed consolidated statements of operations and comprehensive loss and in accumulated deficit as a result of the cumulative-effect recognition upon adoption of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, or ASC 606. Deferred revenue related to the Celgene agreement amounted to $3.8 million as of June 30, 2018, all of which is included in noncurrent liabilities.

There have been no updates to the accounting for our GSK and Eisai collaboration agreements as a result of the adoption of ASC 606.

Results of Operations

Collaboration Revenue

The following is a comparison of collaboration revenue for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
	(In millions)			(In millions)
Collaboration revenue	$12.0	$10.0	$2.0	$12.0	$10.0	$2.0

We recognized $12.0 million of collaboration revenue in the three and six months ended June 30, 2018. Collaboration revenue in the three and six months ended June 30, 2018 reflects a $12.0 million milestone payment from GSK, for which it became probable of achievement. This milestone relates to the first dosing of a patient in a Phase 2 clinical trial of GSK3326595, a PRMT5 inhibitor discovered by us and licensed to GSK under the collaboration agreement.

We recognized $10.0 million of collaboration revenue in the three and six months ended June 30, 2017.  Collaboration revenue in the three and six months ended June 30, 2017 reflects a $10.0 million milestone payment from GSK, which we earned in May 2017 upon GSK’s initiation of good laboratory practice, or GLP, toxicology studies for a first-in-class methyltransferase inhibitor targeting PRMT1 that we discovered and licensed to GSK.

Research and Development

The following is a comparison of research and development expenses for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
	(In millions)			(In millions)
Research and development	$31.3	$27.3	$4.0	$57.0	$52.0	$5.0

During the three months ended June 30, 2018, total research and development expenses increased by $4.0 million compared to the three months ended June 30, 2017. During the six months ended June 30, 2018, total research and development expenses increased by $5.0 million compared to the six months ended June 30, 2017. The increases in the three and six months ended June 30, 2018 are primarily due to greater tazemetostat manufacturing costs, increased clinical and regulatory activities associated with the development of tazemetostat, and preclinical studies related to our preclinical G9a inhibitor program, EZM8266, offset by decreases in our discovery research activities due to a greater focus on our most promising programs.

The following table illustrates the components of our research and development expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
Product Program	2018	2017	2018	2017
	(In millions)		(In millions)
External research and development expenses:
Tazemetostat and related EZH2 programs	$16.6	$11.7	$27.8	$23.0
Pinometostat and related DOT1L programs	0.0	0.2	0.0	0.5
Discovery and preclinical stage product programs, collectively	4.3	6.0	8.3	9.4
Unallocated personnel and other expenses	10.4	9.4	20.9	19.1
Total research and development expenses	$31.3	$27.3	$57.0	$52.0

External research and development expenses for tazemetostat and related EZH2 programs increased $4.9 million and $4.8 million during the three and six months ended June 30, 2018, respectively, compared to the three and six months ended June 30, 2017. External research and development costs include external manufacturing costs related to the acquisition of active pharmaceutical ingredient and manufacturing of clinical drug supply, ongoing clinical trial costs, discovery and preclinical research in support of the tazemetostat program and expenses associated with our companion diagnostic program.

External research and development expenses for pinometostat and related DOT1L programs decreased $0.2 million and $0.5 million for the three and six months ended June 30, 2018, respectively, compared to the three and six months ended June 30, 2017. The decline in program spending reflects our completion of the pinometostat Phase 1 clinical trials during the fourth quarter of 2016 and the associated reduction in costs. The costs incurred related to pinometostat in the three and six months ended June 30, 2018 are primarily associated with costs attributed to the CRADA with the NCI.

External research and development expenses for discovery and preclinical stage product programs decreased $1.7 million and $1.1 million for the three and six months ended June 30, 2018, respectively, compared to the three and six months ended June 30, 2017, primarily related to decreased spending for discovery research activities, offset by increased development activities related to our novel G9a program, EZM8266, for the potential treatment of sickle cell disease.

Unallocated personnel and other expenses are comprised of compensation expenses for our full-time research and development employees and other general research and development expenses. Unallocated personnel and other expenses increased $1.0 million and $1.8 million for the three and six months ended June 30, 2018, respectively, compared to the three and six months ended June 30, 2017. The increase in unallocated personnel and other expenses in the three and six months ended June 30, 2018 was primarily due to growth in our clinical, regulatory, and manufacturing functions to support continued development of tazemetostat.

We expect research and development expenses to increase during the remainder of 2018, as we progress our development program for tazemetostat, expand our regulatory activities, and advance our preclinical G9a program, EZM8266, into later stage preclinical testing.

General and Administrative

The following is a comparison of general and administrative expenses for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
	(In millions)			(In millions)
General and administrative	$10.9	$11.2	$(0.3)	$20.3	$19.4	$0.9

For the three months ended June 30, 2018, our general and administrative expenses decreased $0.3 million compared to the three months ended June 30, 2017. For the six months ended June 30, 2018, our general and administrative expenses increased $0.9 million, compared to the six months ended June 30, 2017. The decrease for the three months ended June 30, 2018 compared to the three months ended June 30, 2017 is due to decreased consulting costs, offset by an increase in pre-commercial activities. The increase for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 is due to increased headcount and pre-commercial activities, including the build out of our medical affairs and commercial organizations.

We expect that general and administrative expenses will increase during the remainder of 2018, as we increase our pre-commercial activities for tazemetostat.

Other Income, Net

The following is a comparison of other income, net for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	Change	2018	2017	Change
	(In thousands)			(In thousands)
Other income, net
Interest income, net	$1,143	$428	$715	$2,042	$866	$1,176
Other (expense) income, net	(11)	10	(21)	7	14	(7)
Other income, net	$1,132	$438	$694	$2,049	$880	$1,169

Other income, net consists of interest income earned on our cash equivalents and marketable securities, net of imputed interest expense paid under our capital lease obligation. The increase in other income is principally due to net interest income, which increased $0.7 million and $1.2 million for the three and six months ended June 30, 2018, respectively, compared to the three and six months ended June 30, 2017. The increased net interest income is primarily due to active management of the Company’s investment portfolio, an increase in investment yields, and an increased cash balance as a result of the September 2017 follow-on offering.

Income Tax Expense

We did not record a federal or state income tax provision or benefit for the three and six months ended June 30, 2018 and 2017 due to the expected and known loss before income taxes to be incurred, or incurred, as applicable, for the years ended December 31, 2018 and 2017, as well as our continued maintenance of a full valuation allowance against our net deferred tax assets, with the exception of the deferred tax asset related to alternative minimum tax credit.

Liquidity and Capital Resources

In September 2017, we raised $151.3 million, net of underwriting discounts and commissions, but before direct and incremental costs of the offering, from the sale of 10,557,000 shares of our common stock in a public offering at a price of $15.25 per share. Through June 30, 2018, we have raised an aggregate of $891.6 million to fund our operations, of which $217.8 million was non-equity funding through our collaboration agreements, $597.8 million was from the sale of common stock in our public offerings and $76.0 million from the sale of redeemable convertible preferred stock. As of June 30, 2018, we had $215.6 million in cash, cash equivalents, and marketable securities.

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

Funding Requirements

Our primary uses of capital are clinical trial costs, third party research and development services, expenses related to preparation for commercialization, compensation and related expenses, laboratory and related supplies, our potential future milestone payment obligations to Eisai and Roche Molecular under the amended Eisai collaboration agreement and Roche Molecular companion diagnostic agreement, legal and other regulatory expenses and general overhead costs.

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

Outlook

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash, cash equivalents and marketable securities as of June 30, 2018, will be sufficient to fund our planned operating expenses and capital expenditure requirements into the fourth quarter of 2019, without giving effect to any potential option exercise fees or milestone payments we may receive under our collaboration agreements. We have based this estimate on assumptions that may prove to be wrong, particularly as the process of testing drug candidates in clinical trials is costly and the timing of progress in these trials is uncertain. As a result, we could use our capital resources sooner than we expect.

Cash Flows

The following is a summary of cash flows for the six months ended June 30, 2018 and 2017:

	Six months ended June 30,
	2018	2017	Change
	(In millions)
Net cash used in operating activities	$(63.2)	$(51.1)	$(12.1)
Net cash (used in) provided by investing activities	(97.5)	59.0	(156.5)
Net cash provided by financing activities	1.9	2.8	(0.9)

Net Cash Used in Operating Activities

Net cash used in operating activities was $63.2 million during the six months ended June 30, 2018 compared to $51.1 million during the six months ended June 30, 2017. The increase in net cash used in operating activities primarily relates to the increase in net loss in the period ended June 30, 2018 compared to the period ended June 30, 2017, offset by changes in working capital. The most significant items affecting working capital in the six months ended June 30, 2018 include a contract asset related to the milestone revenue recognized with GSK and accounts payable and accrued expenses due to the timing of invoices and payments.

Net cash used in operating activities for the six months ended June 30, 2018 primarily relates to our net loss of $63.2 million and changes in working capital of $6.4 million, partially offset by non-cash stock-based compensation of $6.3 million.

Net cash used in operating activities for the six months ended June 30, 2017 primarily relates to our net loss of $60.5 million, partially offset by non-cash stock-based compensation of $5.8 million, depreciation of $0.8 million and a change in working capital of $2.8 million. The most significant items affecting working capital in the six months ended June 30, 2017 include increased prepaid expenses associated with the expansion of our clinical activities and increased accounts payable and accrued expenses associated with increased research activities related to our next potential development candidate, expansion of activities related to our platform and new target families.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities during the six months ended June 30, 2018 reflects $165.7 million of purchases of available-for-sale securities, partially offset by maturities of available-for-sale securities of $68.3 million and purchases of property and equipment of $0.1 million.

Net cash provided by investing activities during the six months ended June 30, 2017 reflects $80.8 million of purchases of available-for-sale securities, maturities or sales of available-for-sale securities of $140.5 million and $0.7 million of purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $1.9 million during the six months ended June 30, 2018 primarily reflects cash received from stock option exercises of $1.6 million, and the purchases of shares under our employee stock purchase plan of $0.4 million, partially offset by the payments under our capital lease obligation of $0.1 million.

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

During the quarter ended March 31, 2018, we adopted ASC 606 using the modified retrospective transition method, resulting in a change in our revenue recognition policy, as described in Note 2, Summary of Significant Accounting Policies—Recently Adopted Accounting Pronouncements, in the accompanying Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q. During the six months ended June 30, 2018, there have been no other material changes to our critical accounting policies disclosed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2017.

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

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2018, we had cash and cash equivalents and available-for-sale securities of $215.6 million consisting of money market funds, corporate bonds, and commercial paper. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. We estimate that a hypothetical 100-basis point change in market interest rates would impact the fair value of our investment portfolio as of June 30, 2018 by $0.5 million.

We contract with contract research organizations and manufacturers globally. Transactions with these providers are predominantly settled in U.S. dollars and, therefore, we believe that we have only minimal exposure to foreign currency exchange risks. We do not hedge against foreign currency risks.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Business Officer), to allow timely decisions regarding required disclosure.

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Business Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Chief Business Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2018.

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

Other than the items described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We currently have no products approved for sale and are investing a significant portion of our efforts and financial resources to fund the development of our lead product candidate, tazemetostat. We have another product candidate in clinical trials that we are developing, pinometostat, and GlaxoSmithKline, or GSK has initiated a Phase 2 clinical trial for a PRMT5 inhibitor that it has licensed from us. However, these development programs are early stage, and all of our other product candidates are still in preclinical development. As a result, our prospects are substantially dependent on our ability, or the ability of any future collaborator, to develop, obtain marketing approval for and successfully commercialize tazemetostat in one or more disease indications.  The success of tazemetostat and any other product candidate will depend on several factors, including the following:

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

In April 2018, following a safety report of a pediatric patient who developed a secondary T-cell lymphoma in our ongoing Phase 1 clinical trial of tazemetostat in pediatric patients, the FDA issued a partial clinical hold on new enrollment of patients with genetically defined solid tumors and hematologic malignancies in our ongoing clinical trials of tazemetostat. In the second quarter of 2018 the French National Agency for Medicines and Health Products Safety and Germany’s Federal Institute for Drugs and Medical Devices each took similar actions.  Under these regulatory actions, patients on study who have not experienced disease progression may be able to continue to receive tazemetostat. To resolve the partial clinical hold, we have reconsented all patients in our clinical trials and updated our informed consent form based on this safety report. We have also reviewed the single T-cell lymphoblastic lymphoma, or T-LBL, case in detail, completed a comprehensive assessment of tazemetostat safety data and clinical activity observed to date across clinical trials, and convened a panel of external experts to review and validate the assessment. This information will be included in a formal response to regulatory authorities. We plan to continue to engage with the FDA regarding the partial clinical hold and then finalize our response to regulatory authorities, which may include proposed amendments to our study protocols, which could include changes to the patient populations we are investigating for treatment and how any potential future secondary malignancies in our trials may be handled. Once we have gained alignment with regulators in the United States, France and Germany, we anticipate that the partial clinical hold would be lifted and that enrollment activities would be able to proceed in those countries.  We submitted the safety report to regulatory authorities in countries in which we are conducting our trials of tazemetostat.  Additional regulatory authorities may determine to issue clinical holds on new enrollment of patients in our ongoing clinical trials of tazemetostat similar to the clinical holds issued in the United States, France and Germany or take other regulatory actions with respect to the trials of tazemetostat.  If we are unable to address the partial clinical hold to the satisfaction of these regulatory authorities on a timely basis or at all, or other regulatory authorities, including in other jurisdictions, impose clinical holds on enrollment or other conditions on our clinical trials of tazemetostat, we may be unable to continue or conduct clinical trials of tazemetostat on a timely basis or at all, and our business could be harmed.

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

Product candidates are subject to preclinical safety studies, which are required prior to clinical testing, as well as continued clinical safety assessment throughout clinical testing. The outcomes of these safety studies or assessments may delay the launch of or enrollment in clinical studies. For example, in the course of our preclinical safety studies of tazemetostat, we observed the development of lymphoma in Sprague Dawley rats. As a result of these findings, coupled with our limited clinical experience in FL at the time of the IND submission in December 2015, we were unable to conduct our Phase 2 trial of tazemetostat in FL patients in the United States until the beginning of 2017.  In addition, in April 2018, following a safety report of a pediatric patient who developed a secondary T-cell lymphoma in our ongoing Phase 1 clinical trial of tazemetostat in pediatric patients, the FDA issued a partial clinical hold on new enrollment of patients in our ongoing clinical trials of tazemetostat.  In the second quarter of 2018, the French National Agency for Medicines and Health Products Safety and Germany’s Federal Institute for Drugs and Medical Devices each took similar actions. We are working diligently to address the hold on new patient enrollment, including updating the patient informed consent form, investigator’s brochure and study protocols, and will need to confirm alignment with regulatory authorities in the United States, France and Germany in order to resume enrollment. If we are unable to adequately address the partial clinical hold to the satisfaction of these regulatory authorities, or any other regulatory authorities that impose a hold on enrollment, and other matters such as these when they arise, we may be unable to continue or conduct clinical trials of our product candidates in the United States, France, Germany or in other countries, our trials may be limited to certain patient populations or our ability to conduct other trials in the United States or in other countries may be delayed.

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

Our product development costs may also increase if we experience delays in clinical testing or in obtaining marketing approvals. We do not know whether any of our preclinical studies or clinical trials will continue or begin as planned, will need to be restructured or will be completed on schedule, or at all. Specifically, we do not know if or when we will be able to resume U.S., French or German enrollment in our trials of tazemetostat in patients in our hematological and solid tumor programs. Significant preclinical or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

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

In April 2018, following a safety report of a pediatric patient who developed a secondary T-cell lymphoma, the FDA issued a partial clinical hold on new enrollment of patients in our ongoing clinical trials of tazemetostat.  In the second quarter of 2018, the French National Agency for Medicines and Health Products Safety and Germany’s Federal Institute for Drugs and Medical Devices each took similar actions.  Even if we resume enrollment, the safety event could adversely affect enrollment in trials of tazemetostat.

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

Since inception, we have incurred significant operating losses. Our net loss was $63.2 million for the six months ended June 30, 2018, $134.3 million for the year ended December 31, 2017, $110.2 million for the year ended December 31, 2016, and $132.4 million for the year ended December 31, 2015. As of June 30, 2018, we had an accumulated deficit of $526.3 million. To date, we have financed our operations primarily through our collaborations, our public offerings, and private placements of our preferred stock. All of our revenue to date has been collaboration revenue. We have devoted substantially all of our financial resources and efforts to research and development, including clinical and preclinical studies. We are still in the early to middle stages of development of our product candidates, and we have not completed development of any product candidates. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will continue to increase over the next several years if and as we:

•	continue our Phase 2 clinical trial of tazemetostat for the treatment of patients with FL;
•	continue our Phase 2 clinical trial of tazemetostat for the treatment of adult patients with certain molecularly defined solid tumors;
•	continue our Phase 1 clinical trial of tazemetostat for the treatment of pediatric patients with certain molecularly-defined solid tumors;
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
•

continue the research and development of our additional proprietary product candidates, as well as for Celgene Corporation, or Celgene, under our amended and restated collaboration and license agreement;

•	seek regulatory approvals for any product candidates that successfully complete clinical trials;
•	ultimately establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any products for which we may obtain regulatory approval;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional clinical, quality control, manufacturing and scientific personnel; and
•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts.

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

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash, cash equivalents and marketable securities as of June 30, 2018, will be sufficient to fund our planned operating expenses and capital expenditure requirements into the fourth quarter of 2019, without giving effect to milestone payments we may receive under our collaboration agreements. We have based these expectations on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Our future capital requirements will depend on many factors, including:

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

Based on interactions with the FDA, we have identified a potential path for accelerated approval in epithelioid sarcoma and we are targeting submission of our first new drug application, or NDA, to the FDA for tazemetostat for this indication in the first half of 2019.  In addition, based on initial engagement with the FDA, we believe we have the opportunity to submit for accelerated approval for tazemetostat as a monotherapy in FL, subject to the results of the FL cohorts in our ongoing global Phase 2 study of tazemetostat in NHL and additional regulatory engagement. We plan to continue to engage with the FDA throughout 2018 in regard to the partial clinical hold and to further refine our registration strategy for FL, and are assessing our timeline for submitting to the FDA an NDA for tazemetostat as a monotherapy in FL. It is possible that the FDA or any other regulatory authority may refuse to accept our applications for substantive review, or that the FDA or other regulatory authority may conclude after review of our data that our application is insufficient to obtain marketing approval of tazemetostat on an accelerated basis or at all. If the FDA does not agree that we have sufficient data to seek accelerated approval or does not accept or approve one or more of our planned NDAs for tazemetostat, we may be required to study tazemetostat in additional patients or conduct additional clinical trials, preclinical studies or manufacturing validation studies and submit that data to regulators before our application can be resubmitted or will be reconsidered. Depending on the extent of these or any other required trials or studies, submission of our planned NDAs or acceptance or approval of these NDAs for tazemetostat may be delayed by several years, or may require us to expend more resources than we have available. It is also possible that additional trials or studies, if performed and completed, may not be considered sufficient by the FDA to accept or approve the planned NDAs for tazemetostat. Any delay in obtaining, or an inability to obtain, marketing approvals would prevent us from commercializing tazemetostat in the United States and/or abroad, generating revenue and achieving and sustaining profitability. If any of these outcomes occurs, either to tazemetostat or to any future product candidate for which we may seek marketing approval, we may be forced to abandon our development efforts for tazemetostat or such future product candidates, which could significantly harm our business.

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

Specifically, there are a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies. Companies that are developing new epigenetic treatments for cancer that target HMTs include GSK, Johnson & Johnson, Novartis AG, Pfizer, Inc., Merck & Co., Inc., Daiichi Sankyo Company Limited, Takeda Pharmaceutical Company Limited, AbbVie Inc., AstraZeneca Plc, Bayer Schering Pharma AG and Constellation Pharmaceuticals. Specifically, companies which are known to have EZH2 inhibitor programs or related programs include: Constellation Pharmaceuticals, developing EZH2 inhibitors (CPI-1205 in Phase 1/2 castration-resistant prostate cancer; CPI-0209 in preclinical development), Novartis AG, developing an EED inhibitor which indirectly blocks EZH2 (MAK683, Phase 1/2, advanced malignancies), Daiichi Sankyo, developing a EZH1/EZH2 dual inhibitor (DS-3201, Phase 1, relapsed or refractory non-Hodgkin lymphomas), and Pfizer, which declared a development candidate (PF-06821497) in April 2017. In July 2017, GSK discontinued their EZH2 inhibitor program, GSK2816126, which had been in Phase 1 development in solid tumors and hematological malignancies. In addition, many companies are developing cancer therapeutics that work by targeting epigenetic mechanisms other than HMTs, and some including Celgene, Merck & Co., Inc., Novartis AG, Spectrum Pharmaceuticals, and Eisai, are now marketing cancer treatments that work by targeting epigenetic mechanisms other than HMTs.

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

However, we plan to submit an NDA to the FDA for tazemetostat for the treatment of epithelioid sarcoma in the first half of 2019 and are assessing our timeline for submitting an NDA to the FDA for tazemetostat for FL.  Failure to obtain marketing approval for tazemetostat or any other product candidate will prevent us from commercializing the product candidate. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third party clinical research organizations to assist us in this process.

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

We have announced that we have received Fast Track designation from the FDA for tazemetostat for patients with relapsed or refractory FL, with or without activating EZH2 mutations. We intend to seek Fast Track designation for tazemetostat for other indications and for our other product candidates as appropriate. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA Fast Track designation. Drugs that have received Fast Track designation from the FDA are eligible for expedited development and priority review, and the opportunity for a rolling review, under certain circumstances. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure that the FDA would decide to grant it. Even if we do receive Fast Track designation, as we have for tazemetostat, we may not experience a faster development process, review or approval compared to conventional FDA procedures. We or the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program.

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

Our internal computer systems and those of any collaborators, contractors or consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Such systems are also vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees, third-party vendors and/or business partners, or from cyber-attacks by malicious third parties. Cyber-attacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyber-attacks could include the deployment of harmful malware, ransomware, denial of service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. Cyber-attacks also could include phishing attempts or e-mail fraud to cause payments or information to be transmitted to an unintended recipient.

While we have not experienced any such material system failure, accident, cyber-attack or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position could be harmed and the further development and commercialization of our product candidates could be delayed.

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

Our stock price has been and may in the future be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. From January 1, 2017 until July 30, 2018, the sale price of our common stock as reported on the Nasdaq Global Market ranged from a high of $21.40 to a low of $9.30. The market price for our common stock may be influenced by many factors, including:

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

As a public company, and particularly commencing with 2019 when we are no longer an emerging growth company, we will continue to incur significant legal, accounting and other expenses. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Global Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and make some activities more time-consuming and costly.

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

Dated: August 2, 2018

EPIZYME, INC.

By:	/s/ Susan E. Graf
Susan E. Graf
Chief Business Officer
(Principal Financial Officer)