Form 10-Q
period 2018-09-30
Epizyme, Inc.
filed 2018-11-02
CIK 1571498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act). ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as of October 31, 2018: 79,168,053 shares.

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

Our management’s discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which have been prepared by us in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim periods and with Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. This discussion and analysis should be read in conjunction with these unaudited condensed consolidated financial statements and the notes thereto as well as in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, or our Annual Report. The three months ended September 30, 2018 and 2017 are referred to as the third quarter of 2018 and 2017, respectively. Unless the context indicates otherwise, all references herein to our company include our wholly owned subsidiary.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

EPIZYME, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands except per share data)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$66,279	$226,664
Marketable securities	114,504	49,775
Accounts receivable	12,344	382
Prepaid expenses and other current assets	7,009	8,983
Total current assets	200,136	285,804
Property and equipment, net	1,965	2,527
Restricted cash and other assets	1,045	1,028
Total assets	$203,146	$289,359
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,300	$7,001
Accrued expenses	20,408	17,549
Current portion of capital lease obligation	16	110
Other current liabilities	18	4
Total current liabilities	26,742	24,664
Capital lease obligation, net of current portion	53	—
Deferred revenue	3,806	28,809
Other long-term liabilities	714	515
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 125,000 shares authorized; 69,576 shares and 69,302 shares issued and outstanding, respectively	7	7
Additional paid-in capital	735,626	723,510
Accumulated other comprehensive loss	(23)	(49)
Accumulated deficit	(563,779)	(488,097)
Total stockholders’ equity	171,831	235,371
Total liabilities and stockholders’ equity	$203,146	$289,359

See notes to condensed consolidated financial statements.

EPIZYME, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(Amounts in thousands except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Collaboration revenue	$—	$—	$12,000	$10,000
Operating expenses:
Research and development	27,027	28,741	83,994	80,728
General and administrative	11,528	9,311	31,801	28,750
Total operating expenses	38,555	38,052	115,795	109,478
Operating loss	(38,555)	(38,052)	(103,795)	(99,478)
Other income, net:
Interest income, net	1,069	487	3,121	1,353
Other (expense) income, net	(6)	(32)	(11)	(18)
Other income, net	1,063	455	3,110	1,335
Net loss	$(37,492)	$(37,597)	$(100,685)	$(98,143)
Other comprehensive income (loss):
Unrealized gain on available-for-sale securities	3	29	26	75
Comprehensive loss	$(37,489)	$(37,568)	$(100,659)	$(98,068)
Loss per share allocable to common stockholders:
Basic	$(0.54)	$(0.63)	$(1.45)	$(1.67)
Diluted	$(0.54)	$(0.63)	$(1.45)	$(1.67)
Weighted average shares outstanding:
Basic	69,539	59,899	69,472	58,837
Diluted	69,539	59,899	69,472	58,837

See notes to condensed consolidated financial statements.

EPIZYME, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Nine Months Ended September 30,
	2018	2017
		(as revised)*
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(100,685)	$(98,143)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	804	1,230
Stock-based compensation	9,514	8,673
Amortization of discount on investments	(1,044)	(155)
Changes in operating assets and liabilities:
Accounts receivable	(11,962)	(2)
Prepaid expenses and other current assets	1,973	(3,350)
Accounts payable	(701)	366
Accrued expenses	2,859	1,187
Other assets	(18)	(17)
Other liabilities	213	170
Net cash used in operating activities	(99,047)	(90,041)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(197,789)	(115,569)
Maturities of available-for-sale securities	134,130	192,469
Purchases of property and equipment	(152)	(737)
Net cash (used in) provided by investing activities	(63,811)	76,163
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments under capital lease obligation	(129)	(460)
Proceeds from public offering, net of commissions	—	152,920
Proceeds from stock options exercised	1,823	2,638
Issuance of shares under employee stock purchase plan	779	679
Net cash provided by financing activities	2,473	155,777
Net (decrease) increase in cash, cash equivalents and restricted cash	(160,385)	141,899
Cash, cash equivalents and restricted cash, beginning of period	227,126	78,357
Cash, cash equivalents and restricted cash, end of period	$66,741	$220,256
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$45	$33
Unrealized gain on investments	$26	$75
Unpaid offering costs	$—	$353
Cumulative catch up related to the adoption of ASU 2016-09	$—	$115

* Revised as a result of the adoption of ASU 2016-18

See notes to condensed consolidated financial statements.

EPIZYME, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Overview

Epizyme, Inc. (collectively referred to with its wholly owned, controlled subsidiary, Epizyme Securities Corporation, as “Epizyme” or the “Company”) is a clinical-stage biopharmaceutical company that is committed to rewriting treatment for cancer and other serious diseases through discovering, developing, and commercializing novel epigenetic medicines. By focusing on the genetic drivers of disease, the Company’s science seeks to match targeted medicines with the patients who need them. The Company is developing its lead product candidate, tazemetostat, an oral, first-in-class selective inhibitor of the EZH2 histone methyltransferase, or HMT, in a range of cancer types and settings, and developing its lead development candidate in its novel G9a program, EZM8266, for the treatment of sickle cell disease, or SCD.

Through September 30, 2018, the Company has raised, including amounts received under collaboration agreements, an aggregate of $891.6 million to fund its operations, of which $217.8 million was non-equity funding through its collaboration agreements, $597.8 million was from the sale of common stock in the Company’s public offerings and $76.0 million was from the sale of redeemable convertible preferred stock in private financings prior to the Company’s initial public offering in May 2013.  As of September 30, 2018, the Company had $180.8 million in cash, cash equivalents and marketable securities.

The Company commenced active operations in early 2008. Since its inception, the Company has generated an accumulated deficit of $563.8 million through September 30, 2018, and will require substantial additional capital to fund its research and development. The Company is subject to risks common to companies in the biotechnology industry, including, but not limited to, risks of failure of clinical trials and preclinical studies, the need to obtain additional financing to fund the future development and commercialization of tazemetostat and the rest of its pipeline, the need to obtain marketing approval for its product candidates, the need to successfully commercialize and gain market acceptance of its product candidates, dependence on key personnel, protection of proprietary technology, compliance with government regulations, development by competitors of technological innovations and ability to transition from clinical-stage manufacturing to commercial-stage production of products.

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

The unaudited condensed consolidated financial statements include the accounts of Epizyme, Inc. and its wholly owned, controlled subsidiary, Epizyme Securities Corporation. All intercompany transactions and balances of subsidiaries have been eliminated in consolidation. In the opinion of management, the information furnished reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair presentation of the results for the reported interim periods. The Company considers events or transactions that occur after the balance sheet date but before the condensed consolidated financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The three months ended September 30, 2018 and 2017 are referred to as the third quarter of 2018 and 2017, respectively. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period.

Significant Accounting Policies

During the quarter ended March 31, 2018, the Company adopted Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers, or ASC 606, using the modified retrospective transition method, resulting in a significant change in the Company’s revenue recognition policy, as referenced below in this Note 2 under Recently Adopted Accounting Pronouncements. In addition, the Company adopted ASC 2016-18, Restricted Cash, resulting in a change to the beginning and ending cash balances for the periods presented in the condensed consolidated statements of cash flows, also referenced below in this Note 2. There have been no other material changes to the Company’s significant accounting policies during the three months ended September 30, 2018, as compared to the significant accounting policies disclosed in Note 2, Summary of Significant Accounting Policies, of the Company’s financial statements included in the Annual Report.

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

The Company’s evaluation entails analyzing prospective operating budgets and forecasts for expectations of the Company’s cash needs, and comparing those needs to the current cash, cash equivalent and marketable securities balances. After considering the Company’s current research and development plans and the timing expectations related to the progress of its programs, and after considering its existing cash, cash equivalents and marketable securities as of September 30, 2018, together with approximately $81.6 million of net proceeds from the sale of shares of the Company’s common stock in its public offering in October 2018 (after deducting underwriting discounts and estimated offering expenses, but excluding any expenses and other costs reimbursed by the underwriters) the Company did not identify conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these financial statements were issued.

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers, or ASC 606, using the modified retrospective transition method. Under this method, results for reporting periods beginning after January 1, 2018 are presented pursuant to ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with ASC 605. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

Pending Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2016-02, Leases (Topic 842), which requires lessees to recognize a right-of-use asset and lease liability for most lease arrangements. The new standard is effective for annual reporting periods beginning after December 15, 2018.  Although early adoption is permitted, the Company does not plan to early adopt the new standard. A modified retrospective transition approach is required to be applied to leases existing as of, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.

Currently, the Company is gathering information, reviewing its portfolio of existing leases, and continuing to evaluate the potential changes to the Company’s future financial reporting and disclosures that may result from adopting this ASU. The Company plans to elect the practical expedient which will allow it to not apply the amended lease accounting guidance to comparative periods that will be presented. The Company expects that all of its lease commitments will be subject to the new standard with the cumulative effect of adoption recognized to retained earnings on January 1, 2019.

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

As a result of adopting ASC 606 on January 1, 2018, the Company recorded a cumulative-effect credit to opening accumulated deficit of $25.0 million as of January 1, 2018 and a corresponding decrease to deferred revenue, net of current portion. For the nine months ended September 30, 2018, it became probable that a significant reversal of cumulative revenue would not occur for a development milestone for $12.0 million and this milestone was recognized in accordance with ASC 606 as well as a related receivable. Deferred revenue as of September 30, 2018 was $3.8 million under ASC 606, as compared to a balance of $28.9 million, which would have resulted under ASC 605.

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

A reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows, is as follows:

	As of September 30,
	2018	2017
	(In thousands)
Cash and cash equivalents	$66,279	$219,794
Restricted cash, as part of other assets	462	462
Total cash, cash equivalents, and restricted cash
shown in the consolidated statements of cash flows	$66,741	$220,256

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

Share-Based Payment

As of January 1, 2018, the Company adopted ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. The new standard does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if the fair value, vesting conditions, or classification of the award changes as a result of the change in terms or conditions. The adoption of this standard did not materially impact the Company’s stock-based compensation expense as no awards were modified during the three and nine months ended September 30, 2018.

3. Marketable Securities

The following table summarizes the available-for-sale securities held at September 30, 2018 (in thousands):

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$62,917	$—	$(2)	$62,915
Corporate notes	51,610	—	(21)	51,589
Total	$114,527	$—	$(23)	$114,504

The following table summarizes the available-for-sale securities held at December 31, 2017 (in thousands):

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$16,964	$—	$(6)	$16,958
Corporate notes	31,610	—	(43)	31,567
U.S. government agency securities and U.S. Treasuries	1,250	—	—	1,250
Total	$49,824	$—	$(49)	$49,775

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. At September 30, 2018, the balance in the Company’s accumulated other comprehensive loss was composed solely of activity related to the Company’s available-for-sale marketable securities. There were no realized gains or losses recognized on the sale or maturity of available-for-sale securities during the three and nine months ended September 30, 2018, and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive loss for the same period.

The aggregate fair value of available-for-sale securities held by the Company in an unrealized loss position for less than twelve months as of September 30, 2018 was $72.9 million, which consisted of 11 commercial paper securities and 17 corporate notes securities. The aggregate unrealized loss for those securities in an unrealized loss position for less than twelve months as of September 30, 2018 was less than $0.1 million.

The Company does not intend to sell and it is unlikely that the Company will be required to sell the above investments before recovery of their amortized cost bases, which may be maturity. The Company determined that there was no material change in the credit risk of any of its investments. As a result, the Company determined it did not hold any investments with any other-than-temporary impairment as of September 30, 2018. The weighted-average maturity of the Company’s portfolio was approximately two months at September 30, 2018.

4. Fair Value Measurements

The Company’s financial instruments as of September 30, 2018 and December 31, 2017 consisted primarily of cash and cash equivalents, marketable securities and accounts receivable and accounts payable. As of September 30, 2018 and December 31, 2017, the Company’s financial assets recognized at fair value consisted of the following:

	Fair Value as of September 30, 2018
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents	$60,232	$41,308	$18,924	$—
Marketable securities:
Commercial paper	62,915	—	62,915	—
Corporate notes	51,589	—	51,589	—
Total	$174,736	$41,308	$133,428	$—

	Fair Value as of December 31, 2017
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents	$207,251	$207,251	$—	$—
Marketable securities:
Commercial paper	16,958	—	16,958	—
Corporate notes	31,567	—	31,567	—
U.S. government agency securities and treasuries	1,250	—	1,250	—
Total	$257,026	$207,251	$49,775	$—

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

5. Supplemental Balance Sheet Information

Accrued expenses consisted of the following:

	September 30, 2018	December 31, 2017
	(In thousands)
Employee compensation and benefits	$4,627	$4,628
Research and development expenses	13,469	11,658
Professional services and other	2,312	1,263
Accrued expenses	$20,408	$17,549

6. Income Taxes

The Company did not record a federal or state income tax provision or benefit for the three and nine months ended September 30, 2018 and 2017 due to the expected and known loss before income taxes to be incurred, or incurred, as applicable, for the years ended December 31, 2018 and 2017, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets, with the exception of the deferred tax asset related to alternative minimum tax credit.

In accordance with SAB 118, the Company's preliminary estimate of the effects of the Tax Cuts and Jobs Act, or the TCJA, including the remeasurement of deferred tax assets and liabilities, is subject to the finalization of management’s analysis related to certain matters, such as developing interpretations of the provisions of the TCJA and the filing of its tax returns. U.S. Treasury regulations, administrative interpretations or court decisions interpreting the TCJA may require further adjustments and changes in its estimates. The final determination of the effects of the TCJA will be completed as additional information becomes available, but no later than one year from the enactment of the TCJA. In all cases, the Company will continue to make and refine its calculations as additional analysis is completed. In addition, the Company's estimates may also be affected as it gains a more thorough understanding of the tax law.  The Company notes that as of September 30, 2018, no adjustments were made to the provisional amounts. No material changes are currently expected, however, the Company will continue to evaluate its calculations in the fourth quarter.

7. Commitments and Contingencies

There have been no significant changes to the Company’s commitments and contingencies in the three and nine months ended September 30, 2018, as compared to those disclosed in Note 7, Commitments and Contingencies, included in its Annual Report.

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

Under the original agreement, the Company received a $65.0 million upfront payment and $25.0 million from the sale of its series C redeemable convertible preferred stock to an affiliate of Celgene, of which $3.0 million was considered a premium and included as collaboration arrangement consideration for a total upfront payment of $68.0 million. In addition, the Company has received a $25.0 million clinical development milestone payment and $7.0 million of global development co-funding through September 30, 2018. The Company was also eligible to receive $35.0 million in an additional clinical development milestone payment and up to $100.0 million in regulatory milestone payments related to DOT1L as well as up to $65.0 million in payments, including a combination of clinical development milestone payments and an option exercise fee for each available target to which Celgene had the right to exercise its option during an initial option period that would have ended in July 2015 but was extended pursuant to the amended and restated agreement as discussed below under “Amended and Restated Agreement Structure” (each a “selected target”), and up to $100.0 million in regulatory milestone payments for each selected target. As to DOT1L and each selected target, the Company retained all product rights in the United States and was eligible to receive royalties for each target at defined percentages ranging from the mid-single digits to the mid-teens on net product sales outside of the United States subject to reduction in specified circumstances.

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

All performance obligations, except for the three material rights were substantially satisfied as of the adoption of ASC 606 and therefore all of the transaction price allocated to those performance obligations has been recognized as revenue under ASC 606. Through September 30, 2018, the Company has recognized revenue of $99.2 million under the agreement as collaboration revenue in the Company’s consolidated statements of operations and comprehensive loss and in accumulated deficit as a result of the cumulative-effect recognition upon adoption of ASC 606. The amounts received that have not yet been recognized as revenue, related to the material rights, are recorded in deferred revenue on the Company’s condensed consolidated balance sheet. Deferred revenue related to the agreement amounted to $3.8 million as of September 30, 2018, all of which is included in noncurrent liabilities.

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

During the nine months ended September 30, 2018, it became probable that a significant reversal of cumulative revenue would not occur for a development milestone for $12.0 million for the first dosing of a patient in a Phase 2 clinical trial of the PRMT5 inhibitor licensed under the agreement. During the nine months ended September 30, 2018, the associated consideration was added to the estimated transaction price and recognized as revenue and a receivable on the Company’s condensed consolidated balance sheet.

As of September 30, 2018, for the PRMT5 and PRMT1 targets, the Company is eligible to receive up to $58.0 million in clinical development milestone payments, up to $197.0 million in regulatory milestone payments and up to $128.0 million in sales-based milestone payments. As a result of the termination of the agreement as it relates to the third target, the Company will receive no additional payments related to that target. In addition, GSK is required to pay the Company royalties, at percentages from the mid-single digits to the low double-digits, on a licensed product-by-licensed product basis, on worldwide net product sales, subject to reduction in specified circumstances.

The Company determined the next milestone that might be achieved under this agreement is an $8.0 million milestone due at the first dosing of a patient for a PRMT1 inhibitor under a Phase 1 study, which may be achieved as early as the fourth quarter of 2018. However, due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, this milestone may not be achieved when anticipated or at all and the Company may not receive any additional milestone payments or royalty payments from GSK. GSK became solely responsible for development and commercialization for each licensed target in the collaboration when the research term ended on January 8, 2015.

Collaboration Revenue

Through September 30, 2018, the Company has earned a total of $81.0 million under the GSK agreement, which the Company recognized as collaboration revenue in the condensed consolidated statements of operations and comprehensive loss, including $12.0 million of milestone revenue in the nine months ended September 30, 2018 and $10.0 million of milestone revenue in the nine months ended September 30, 2017. The Company did not have any deferred revenue related to this agreement as of September 30, 2018 or December 31, 2017 and any future revenues will relate to milestone payments and royalties received under the agreement with respect to the two remaining targets, if any.

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

The Company recorded the reacquisition of worldwide rights, excluding Japan, to the EZH2 program, including tazemetostat, under the amended and restated agreement with Eisai as an acquisition of an in-process research and development asset. As this asset was acquired without corresponding processes or activities that would constitute a business, had not achieved regulatory approval for marketing and, absent obtaining such approval, had no alternative future use, the Company recorded the $40.0 million upfront payment made to Eisai in March 2015 as research and development expense in the consolidated statements of operations and comprehensive loss. The Company has also agreed to pay Eisai up to $20.0 million in clinical development milestone payments, including a $10.0 million milestone upon the earlier of initiation of a first phase 3 clinical trial of any EZH2 product or the first submission of an NDA or Market Authorization Application, or MAA, up to $50.0 million in regulatory milestone payments, including a $25.0 million milestone payment upon regulatory approval of the first NDA or MAA, and royalties at a percentage in the mid-teens on worldwide net sales of any EZH2 product, excluding net sales in Japan. The Company is eligible to receive from Eisai royalties at a percentage in the mid-teens on net sales of any EZH2 product in Japan.

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

9. Stock-Based Compensation

Total stock-based compensation expense related to stock options, restricted stock units, shares issued under the employee stock purchase plan, and shares granted to non-employee directors was $3.2 million and $2.9 million for the three months ended September 30, 2018 and 2017, respectively, and $9.5 and $8.7 million for the nine months ended September 30, 2018 and 2017, respectively.

Stock-based compensation expense is classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
Research and development	$1,004	$1,398	$3,350	$4,299
General and administrative	2,199	1,497	6,164	4,374
Total	$3,203	$2,895	$9,514	$8,673

Stock Options

The weighted-average grant date fair value of options, estimated as of the grant date using the Black-Scholes option pricing model, was $8.30 and $9.98 per option for those options granted during the three months ended September 30, 2018 and 2017, respectively, and $10.00 and $8.77 per option for those options granted during the nine months ended September 30, 2018 and 2017, respectively. Key assumptions used to apply this pricing model were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Risk-free interest rate	2.8%	1.8%	2.6%	1.8%
Expected life of options	6.0 years	6.0 years	6.0 years	6.0 years
Expected volatility of underlying stock	71.6%	73.4%	71.5%	74.3%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

The following is a summary of stock option activity for the nine months ended September 30, 2018:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at December 31, 2017	4,576	$14.57
Granted	2,244	15.45
Exercised	(199)	9.18
Forfeited or expired	(992)	16.14
Outstanding at September 30, 2018	5,629	$14.84	7.65	$2,441
Exercisable at September 30, 2018	2,274	$15.35	5.90	$1,947

As of September 30, 2018, there was $28.4 million of unrecognized compensation cost related to stock options that are expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 2.76 years.

Restricted Stock Units

As of September 30, 2018, there were no restricted stock units outstanding.

10. Loss Per Share

Basic and diluted loss per share allocable to common stockholders are computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands except per share data)		(In thousands except per share data)
Net loss	$(37,492)	$(37,597)	$(100,685)	$(98,143)
Weighted average shares outstanding	69,539	59,899	69,472	58,837
Basic and diluted loss per share allocable to common stockholders	$(0.54)	$(0.63)	$(1.45)	$(1.67)

The following common stock equivalents were excluded from the calculation of diluted loss per share allocable to common stockholders because their inclusion would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)		(In thousands)
Stock options	5,629	4,914	5,629	4,914
Shares issuable under employee stock purchase plan	10	7	10	7
	5,639	4,921	5,639	4,921

11. Related Party Transactions

Celgene has made a series of equity investments in the Company, owning 3,674,640 shares of common stock representing 5.3% of the Company’s outstanding common stock as of September 30, 2018. Refer to Note 8, Collaborations, for additional information regarding the Company’s original agreement with Celgene entered into in April 2012 and the amended and restated agreement with Celgene entered into in July 2015.

The Company has received consulting and advisory services from a director. The Company paid this director approximately $92,000 and $0 for these services during the three months ended September 30, 2018 and 2017, respectively, and $418,000 and $0 during the nine months ended September 30, 2018 and 2017, respectively.  Of these amounts, $0 and $48,000 of amounts due to the director were included in accrued expenses at September 30, 2018 and December 31, 2017, respectively.

12. Subsequent Events

In October 2018, the Company raised approximately $81.6 million in net proceeds (after deducting underwriting discounts and commissions and estimated offering costs, but excluding any expenses and other costs reimbursed by the underwriters) from the sale of 9,583,334 shares of its common stock in a public offering at a price of $9.00 per share.

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

In our hematological malignancy program, we are conducting a multi-cohort, global Phase 2 study evaluating tazemetostat’s treatment potential in patients with relapsed or refractory non-Hodgkin lymphoma, or NHL. Two cohorts are evaluating tazemetostat as a monotherapy for patients with relapsed or refractory follicular lymphoma, or FL, one with patients with EZH2 activating mutations and one with patients without EZH2 activating mutations. Two cohorts are evaluating tazemetostat as a monotherapy for patients with relapsed or refractory diffuse large B-cell lymphoma, or DLBCL, one with patients with EZH2 activating mutations and one with patients without EZH2 activating mutations. A fifth cohort was evaluating tazemetostat as a combination agent with prednisolone in patients with relapsed or refractory DLBCL. Based on interim data assessments in the Phase 2 study cohorts evaluating tazemetostat as a monotherapy and combination agent with prednisolone in relapsed or refractory patients with DLBCL, we determined that the activity observed was not sufficient to warrant further development of tazemetostat for DLBCL as monotherapy or in combination with prednisolone.

In June 2018, at the 23rd Congress of the European Hematology Association, we reported interim efficacy, safety and biomarker data from patients with FL with EZH2 mutations or with wild-type EZH2.  Interim data as of the May 1, 2018 data cut-off date showed that tazemetostat demonstrated meaningful clinical activity and was generally well tolerated in these heavily pre-treated patients. Interim data as of May 1, 2018 included 82 evaluable patients across the two cohorts, prospectively assigned by EZH2 status, including 28 patients with EZH2 activating mutations and 54 patients with wild-type EZH2. In 2017, we fully enrolled the wild-type EZH2 cohort, and we are continuing to enroll patients in our EZH2 activating mutation cohort and expect to complete enrollment by the end of 2018.

In the EZH2 activating mutation cohort (n=28), an objective response rate, or ORR, of 71 percent was observed with 11 percent of patients having achieved a complete response, or CR, and 61 percent of patients having achieved a partial response, or PR. An additional 29 percent of the patients in the cohort achieved stable disease, or SD, as best response. Of these patients, 21 percent were still on study as of May 1, 2018 with the potential to respond. All patients in this cohort experienced reduction in tumor burden, and no patients experienced progressive disease, or PD, as best response. In addition, as of May 1, 2018, the interim median progression-free survival, or PFS, was 49 weeks and the interim median duration of response, or DOR, was 32 weeks, with both endpoints continuing to mature. In the fully-enrolled cohort of FL patients with wild-type EZH2 (n=54), an ORR of 33 percent was observed with 6 percent of patients having achieved a CR, and 28 percent of patients having achieved a PR. An additional 31 percent of patients achieved SD as best response, including one patient who was still on study as of May 1, 2018. In addition, as of May 1, 2018 the interim median PFS was 30 weeks and interim median DOR was 76 weeks, with the median DOR endpoint continuing to mature, with more than half of the responders still on therapy at the time. Interim safety results as of May 1, 2018 showed that only 6 percent of FL patients discontinued treatment due to treatment-related adverse events. Adverse events of Grade 3 or higher were reported across 17 percent of patients, the most frequent of which included thrombocytopenia, anemia, asthenia and fatigue.

Based on initial discussions with the U.S. Food and Drug Administration, or FDA, we believe we have the opportunity to submit for accelerated approval for tazemetostat as a monotherapy in FL, subject to the results of the FL cohorts of the Phase 2 global study and further dialogue with the FDA. We plan to engage with the FDA to further refine our registration strategy for tazemetostat for patients with FL who have received at least two prior lines of systemic treatment, with an update to be provided in early 2019. In 2019, we plan to commence a combination study of tazemetostat in FL that may serve as a confirmatory study as part of an accelerated approval strategy.

In our hematological malignancy program, we also have two Phase 1b combination studies ongoing through collaborators in DLBCL, in both relapsed or refractory and first-line treatment settings, which are expected to report preliminary data in 2019. The first is being conducted with the Lymphoma Study Association, or LYSA, and is evaluating tazemetostat in combination with R-CHOP as a front-line treatment regimen for high-risk DLBCL patients. We plan to engage further with LYSA to assess the potential of advancing this combination into Phase 2. The other is a combination study with Genentech, Inc., or Genentech, that is investigating tazemetostat in combination with Genentech’s checkpoint inhibitor atezolizumab in relapsed or refractory DLBCL.

In our solid tumor program, we are conducting a global Phase 2 trial of tazemetostat in adult patients with INI1- and SMARCA4-negative tumors, which we collectively refer to as INI1-negative tumors, including epithelioid sarcoma, malignant rhabdoid tumors, or MRT, other INI1-negative tumors, and chordoma. The epithelioid sarcoma, or ES, cohort was initially designed to enroll 30 patients and, based on encouraging early activity, was expanded in December 2016 to enroll an additional 30 patients. The enrollment criteria for the second group required that they had had active disease progression for six months prior to enrollment in the study. We completed enrollment in the cohort in July 2017, with a total of 62 patients, of whom 24 were treatment-naïve upon entry into our study and 38 had been treated previously with an anticancer therapy, usually chemotherapy. We are enrolling up to an additional 40 patients in a new cohort to explore the effect of tazemetostat treatment on immune responsiveness by obtaining paired tumor biopsies in these patients.

Interim data from the 62 patients in the epithelioid cohort of the ongoing Phase 2 study were presented during the European Society for Medical Oncology, or ESMO, 2018. Interim data as of the August 21, 2018 data cut-off date showed that tazemetostat treatment demonstrated clinically meaningful activity in the trial, with durable objective responses and encouraging overall survival, and that tazemetostat was generally well tolerated. The primary endpoint for the study is the objective response rate, which is comprised of both complete and partial responses as measured by RECIST 1.1. As of the data cut-off date, tazemetostat treatment resulted in a confirmed ORR of 13 percent in the overall intent-to-treat population, which is consistent with the data reported in 2017 from the initial 31 patients. In the subset of patients who were treatment-naïve, tazemetostat demonstrated an ORR of 21 percent, and an ORR of 8 percent in the subset of relapsed and/or refractory patients. Since the data cut-off, one additional patient in the treatment-naïve subgroup subsequently achieved an objective response, bringing the total to six responders in the treatment-naïve group, for an ORR of 24 percent, and to nine responders in the overall intent-to-treat population, for an ORR of 15 percent.

Key secondary endpoints include durability of response, overall survival and safety. As of the data cut-off date, in the intent-to-treat populations, tazemetostat has demonstrated a median duration of response of 48 weeks and is still ongoing. In the treatment-naïve subset and relapsed and/or refractory subset, tazemetostat demonstrated a median duration of response of 41 weeks and 48 weeks, respectively, and are still ongoing. The interim median overall survival for the overall intent-to-treat population was 82.4 weeks. For the subset of relapsed and/or refractory patients, the median overall survival was 47.4 weeks. The median overall survival for the treatment-naïve patients had not yet been reached.

Other endpoints that are markers of clinical activity are the disease control rate, or DCR, which is comprised of confirmed objective responses for any duration or disease stabilization of 32 weeks or more, and progression-free survival, or PFS. The DCR and the PFS rates in the intent-to-treat population were 24% and 16.1 weeks, respectively, both of which are clinically meaningful. The median PFS with tazemetostat ranged from 25.7 weeks in treatment-naïve patients to 14.7 in relapsed/refractory patients.

Tazemetostat was generally well-tolerated in epithelioid sarcoma patients, with no discontinuations or deaths due to treatment-related adverse events, or AE’s.  The majority of treatment-related AE’s were grade 1or 2, and only 13 percent of patients experienced a grade 3 or 4 treatment-related AE.  Treatment-related events with an incidence of 10% or greater were fatigue, nausea, decreased appetite, vomiting, diarrhea and weight decrease, and anemia.

Based on positive data from the ongoing study, we plan to submit our first NDA to the FDA for tazemetostat for epithelioid sarcoma in the first half of 2019. We met with FDA in May 2017, and following the meeting, we identified a path to submission for accelerated approval. In connection with this submission and an accelerated approval, we will reach an agreement with the FDA regarding an appropriate confirmatory study of tazemetostat for epithelioid sarcoma to verify clinical benefit and support full approval.

We are also evaluating tazemetostat in the dose-expansion portion of a Phase 1 study in pediatric patients with INI1-negative tumors and in a Phase 2 clinical trial in pediatric patients with solid tumors and lymphoma, called the Pediatric MATCH trial, under a Cooperative Research and Development Agreement, or CRADA, with the National Cancer Institutes, or NCI.

In September 2018, the FDA lifted the partial clinical hold that it had issued in April 2018 on new patient enrollment in the United States in our ongoing clinical trials of tazemetostat. The comparable partial clinical holds that were subsequently placed on new patient enrollment by regulators in France and Germany remain in effect. The partial clinical holds were issued following a safety report from one patient in the dose-ranging portion of our Phase 1 pediatric solid tumor study who developed a secondary case of T-cell lymphoblastic lymphoma, or T-LBL. This child had metastatic poorly differentiated chordoma and entered our study with a poor prognosis following several prior treatments. The patient was on a high dose of tazemetostat for 15 months and achieved an objective response. Following the T-LBL diagnosis, the patient discontinued tazemetostat and began a standard treatment for T-LBL. This remains the only case of T-LBL that we have seen in more than 750 patients treated with tazemetostat.

To better understand the potential risk of T-LBL in our trials, and the overall benefit-risk of tazemetostat across hematological malignancies and solid tumors in both adults and children, we conducted a comprehensive assessment of tazemetostat based on published literature and the clinical experience with tazemetostat to date. A panel of external scientific and medical experts reviewed and validated the findings for the assessment, and we submitted the assessment to the FDA as part of our complete response submission.

To resolve the partial clinical hold, we reconsented all patients in our clinical trials and updated our informed consent form based on the safety report. We also aligned with the FDA on certain amendments to our tazemetostat study protocols focused on increasing patient monitoring and putting in place risk-mitigation strategies designed to reduce the risk of potential future secondary malignancies. We are re-activating clinical trial sites in the United States to resume enrollment in our tazemetostat clinical trials. We plan to engage with regulators in both France and Germany to work toward similar resolutions in those countries. We are also working closely with our collaborators to reach a similar resolution for their respective trials in which tazemetostat is being studied in combination with other therapies.

Subject to the resolution of the hold on enrollment, Genentech has agreed that, as a part of its MORPHEUS study, it will evaluate tazemetostat in combination with atezolizumab (TECENTRIQ®), a PD-L1 inhibitor, in patients with non-small cell lung cancer. We also plan to evaluate tazemetostat through clinical trials under a Cooperative Research and Development Agreement, or CRADA, with the NCI.

We own the global development and commercialization rights to tazemetostat outside of Japan. Eisai Co. Ltd, or Eisai, holds the rights to develop and commercialize tazemetostat in Japan. Tazemetostat is covered by claims of U.S. and European composition of matter patents, which are expected to expire in 2032, exclusive of any patent term or other extensions. We also own global rights to EZM8266 targeting G9a.

We are preparing to commercialize tazemetostat, initially in epithelioid sarcoma, and are developing a go-to-market strategy to support the commercial launch of tazemetostat for epithelioid sarcoma in the United States, if approved. Epithelioid sarcoma patients are primarily treated in Oncology Centers of Excellence, which presents a market that we believe is addressable through an efficiently structured field-based sales organization. We are exploring potential alliances for the commercialization of tazemetostat for epithelioid sarcoma outside the United States.

Tazemetostat has been granted Fast Track designation by the FDA for the treatment of patients with relapsed or refractory FL, with or without activating EZH2 mutations, relapsed or refractory DLBCL with EZH2 activating mutations and metastatic or locally advanced epithelioid sarcoma who have progressed on or following an anthracycline-based treatment regimen. Tazemetostat has also been granted orphan drug designation by the FDA for the treatment of patients with FL, chordoma, malignant rhabdoid tumors, or MRT, soft tissue sarcoma, or STS, and mesothelioma. The orphan drug designation for the treatment of MRT applies to INI1-negative MRT as well as SMARCA4-negative malignant rhabdoid tumor of ovary, or MRTO.

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

Through September 30, 2018, we have raised an aggregate of $891.6 million to fund our operations, of which $217.8 million was non-equity funding through our collaboration agreements, $597.8 million was from the sale of common stock in our public offerings and $76.0 million was from the sale of redeemable convertible preferred stock. As of September 30, 2018, we had $180.8 million in cash, cash equivalents and marketable securities.

We commenced active operations in early 2008, and since inception, have incurred significant operating losses. As of September 30, 2018, our accumulated deficit totaled $563.8 million. As a clinical stage company, we expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect our expenses to increase in connection with our ongoing activities, including our continued execution on our clinical development and commercialization plans for tazemetostat, if approved.

Collaborations

Refer to Note 8, Collaborations, of the notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of the key terms of our arrangements with Celgene, GSK, Eisai and Roche Molecular.

As of September 30, 2018, we had recognized revenue of $99.2 million under the Celgene agreement as collaboration revenue in our condensed consolidated statements of operations and comprehensive loss and in accumulated deficit as a result of the cumulative-effect recognition upon adoption of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, or ASC 606. Deferred revenue related to the Celgene agreement amounted to $3.8 million as of September 30, 2018, all of which is included in noncurrent liabilities.

There have been no updates to the accounting for our GSK and Eisai collaboration agreements as a result of the adoption of ASC 606.

Results of Operations

Collaboration Revenue

The following is a comparison of collaboration revenue for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
	(In millions)			(In millions)
Collaboration revenue	$—	$—	$—	$12.0	$10.0	$2.0

We did not recognize any collaboration revenue in the three months ended September 30, 2018 and September 30, 2017.

We recognized $12.0 million of collaboration revenue in the nine months ended September 30, 2018. Collaboration revenue in the nine months ended September 30, 2018 reflects a $12.0 million milestone payment from GSK, for which it became probable of achievement. This milestone relates to the first dosing of a patient in a Phase 2 clinical trial of GSK3326595, a PRMT5 inhibitor discovered by us and licensed to GSK under the collaboration agreement.

We recognized $10.0 million of collaboration revenue in the nine months ended September 30, 2017.  Collaboration revenue in the nine months ended September 30, 2017 reflects a $10.0 million milestone payment from GSK, which we earned in May 2017 upon GSK’s initiation of good laboratory practice, or GLP, toxicology studies for a first-in-class methyltransferase inhibitor targeting PRMT1 that we discovered and licensed to GSK.

Research and Development

The following is a comparison of research and development expenses for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
	(In millions)			(In millions)
Research and development	$27.0	$28.7	$(1.7)	$84.0	$80.7	$3.3

During the three months ended September 30, 2018, total research and development expenses decreased by $1.7 million compared to the three months ended September 30, 2017. The decrease in the three months ended September 30, 2018 primarily relates to decreases in our discovery research activities due to a greater focus on our most promising programs and decreases in clinical trial expenses, offset by greater tazemetostat manufacturing costs. During the nine months ended September 30, 2018, total research and development expenses increased by $3.3 million compared to the nine months ended September 30, 2017. The increase in the nine months ended September 30, 2018 is primarily due to greater tazemetostat manufacturing costs, increased clinical and regulatory activities associated with the development of tazemetostat, and preclinical studies related to our preclinical G9a inhibitor program, EZM8266, offset by decreases in our discovery research activities due to a greater focus on our most promising programs.

The following table illustrates the components of our research and development expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
Product Program	2018	2017	2018	2017
	(In millions)		(In millions)
External research and development expenses:
Tazemetostat and related EZH2 programs	$13.1	$14.9	$40.9	$37.9
Pinometostat and related DOT1L programs	0.0	0.3	0.0	0.7
Discovery and preclinical stage product programs, collectively	4.0	5.3	12.2	14.8
Unallocated personnel and other expenses	9.9	8.2	30.9	27.3
Total research and development expenses	$27.0	$28.7	$84.0	$80.7

External research and development expenses for tazemetostat and related EZH2 programs decreased $1.8 million during the three months ended September 30, 2018 compared to the three months ended September 30, 2017 due to decreased clinical spending as a result of the partial clinical holds on the enrollment of new patients in the United States, France and Germany, offset by an increase in tazemetostat manufacturing costs. During the nine months ended September 30, 2018 expenses increased $3.0 million compared to the nine months ended September 30, 2017 due to greater tazemetostat manufacturing costs and increased clinical and regulatory activities associated with the development of tazemetostat. External research and development costs include external manufacturing costs related to the acquisition of active pharmaceutical ingredient and manufacturing of clinical drug supply, ongoing clinical trial costs and expenses associated with our companion diagnostic program.

External research and development expenses for pinometostat and related DOT1L programs decreased $0.3 million and $0.7 million for the three and nine months ended September 30, 2018, respectively, compared to the three and nine months ended September 30, 2017. The decline in program spending reflects our completion of the pinometostat Phase 1 clinical trials during the fourth quarter of 2016 and the associated reduction in costs. There were no costs incurred related to pinometostat in the three and nine months ended September 30, 2018.

External research and development expenses for discovery and preclinical stage product programs decreased $1.3 million and $2.6 million for the three and nine months ended September 30, 2018, respectively, compared to the three and nine months ended September 30, 2017, primarily related to decreased spending for discovery research activities, offset by increased development activities related to our novel G9a program, EZM8266, for the potential treatment of sickle cell disease.

Unallocated personnel and other expenses are comprised of compensation expenses for our full-time research and development employees and other general research and development expenses. Unallocated personnel and other expenses increased $1.7 million and $3.6 million for the three and nine months ended September 30, 2018, respectively, compared to the three and nine months ended September 30, 2017. The increase in unallocated personnel and other expenses in the three and nine months ended September 30, 2018 was primarily due to growth in our development functions to support tazemetostat.

We expect that research and development expenses will remain consistent throughout the remainder of 2018, as we continue our clinical trial expenses for tazemetostat and focus on our most promising discovery stage research programs.

General and Administrative

The following is a comparison of general and administrative expenses for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
	(In millions)			(In millions)
General and administrative	$11.5	$9.3	$2.2	$31.8	$28.8	$3.0

For the three months ended September 30, 2018, our general and administrative expenses increased $2.2 million compared to the three months ended September 30, 2017. For the nine months ended September 30, 2018, our general and administrative expenses increased $3.0 million, compared to the nine months ended September 30, 2017. The increases in expenses for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017, respectively, are due to increased pre-commercialization activities, including the build out of our medical affairs and commercial organizations, and increased personnel related expenses.

We expect that general and administrative expenses will increase during the remainder of 2018, as we increase our pre-commercial activities for tazemetostat.

Other Income, Net

The following is a comparison of other income, net for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
	(In thousands)			(In thousands)
Other income, net
Interest income, net	$1,069	$487	$582	$3,121	$1,353	$1,768
Other (expense) income, net	(6)	(32)	26	(11)	(18)	7
Other income, net	$1,063	$455	$608	$3,110	$1,335	$1,775

Other income, net consists of interest income earned on our cash equivalents and marketable securities, net of imputed interest expense paid under our capital lease obligation. The increase in other income is principally due to net interest income, which increased $0.6 million and $1.8 million for the three and nine months ended September 30, 2018, respectively, compared to the three and nine months ended September 30, 2017. The increased net interest income is primarily due to active management of the Company’s investment portfolio, an increase in investment yields, and an increased cash balance as a result of the September 2017 follow-on offering.

Income Tax Expense

We did not record a federal or state income tax provision or benefit for the three and nine months ended September 30, 2018 and 2017 due to the expected and known loss before income taxes to be incurred, or incurred, as applicable, for the years ended December 31, 2018 and 2017, as well as our continued maintenance of a full valuation allowance against our net deferred tax assets, with the exception of the deferred tax asset related to alternative minimum tax credit.

Liquidity and Capital Resources

In October 2018, we raised approximately $81.6 million in net proceeds (after deducting underwriting discounts and commissions and estimated offering expenses, but excluding any expenses and other costs reimbursed by the underwriters) from the sale of 9,583,334 shares of our common stock in a public offering at a price of $9.00 per share.

In September 2017, we raised $151.3 million, net of underwriting discounts and commissions, but before direct and incremental costs of the offering, from the sale of 10,557,000 shares of our common stock in a public offering at a price of $15.25 per share. Through September 30, 2018, we have raised an aggregate of $891.6 million to fund our operations, of which $217.8 million was non-equity funding through our collaboration agreements, $597.8 million was from the sale of common stock in our public offerings and $76.0 million from the sale of redeemable convertible preferred stock. As of September 30, 2018, we had $180.8 million in cash, cash equivalents, and marketable securities.

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

Outlook

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash, cash equivalents and marketable securities as of September 30, 2018, together with approximately $81.6 million of net proceeds from the sale of shares of our common stock in our public offering in October 2018 (after deducting underwriting discounts and estimated offering expenses, but excluding any expenses and other costs reimbursed by the underwriters) will be sufficient to fund our planned operating expenses and capital expenditure requirements into the first quarter of 2020, without giving effect to any potential option exercise fees or milestone payments we may receive under our collaboration agreements. We have based this estimate on assumptions that may prove to be wrong, particularly as the process of testing drug candidates in clinical trials is costly and the timing of progress in these trials is uncertain. As a result, we could use our capital resources sooner than we expect.

Cash Flows

The following is a summary of cash flows for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017	Change
	(In millions)
Net cash used in operating activities	$(99.0)	$(90.0)	$(9.0)
Net cash (used in) provided by investing activities	(63.8)	76.2	(140.0)
Net cash provided by financing activities	2.5	155.8	(153.3)

Net Cash Used in Operating Activities

Net cash used in operating activities was $99.0 million during the nine months ended September 30, 2018 compared to $90.0 million during the nine months ended September 30, 2017. The increase in net cash used in operating activities primarily relates to the increase in net loss in the period ended September 30, 2018 compared to the period ended September 30, 2017, offset by changes in working capital. The most significant item affecting working capital in the nine months ended September 30, 2018 includes accounts receivable related to the milestone revenue recognized under the GSK agreement.

Net cash used in operating activities for the nine months ended September 30, 2018 primarily relates to our net loss of $100.7 million changes in working capital of $7.6 million, and net depreciation and amortization of $0.2 million, partially offset by non-cash stock-based compensation of $9.5 million.

Net cash used in operating activities for the nine months ended September 30, 2017 primarily relates to our net loss of $98.1 million and a change in working capital of $1.6 million, partially offset by non-cash stock-based compensation of $8.7 million and depreciation of $1.2 million. The most significant items affecting working capital in the nine months ended September 30, 2017 include increased prepaid expenses associated with the expansion of our clinical activities and increased accounts payable and accrued expenses associated with increased research activities related to our next potential development candidate and expansion of activities related to our platform and new target families.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2018 reflects $197.8 million of purchases of available-for-sale securities, offset by maturities of available-for-sale securities of $134.1 million.

Net cash provided by investing activities during the nine months ended September 30, 2017 reflects $115.6 million of purchases of available-for-sale securities, maturities or sales of available-for-sale securities of $192.5 million and $0.7 million of purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $2.5 million during the nine months ended September 30, 2018 primarily reflects cash received from stock option exercises of $1.8 million, and the purchases of shares under our employee stock purchase plan of $0.8 million, partially offset by the payments under our capital lease obligation of $0.1 million.

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

During the quarter ended March 31, 2018, we adopted ASC 606 using the modified retrospective transition method, resulting in a change in our revenue recognition policy, as described in Note 2, Summary of Significant Accounting Policies—Recently Adopted Accounting Pronouncements, in the accompanying Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q. During the nine months ended September 30, 2018, there have been no other material changes to our critical accounting policies disclosed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2017.

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

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2018, we had cash and cash equivalents and available-for-sale securities of $180.8 million consisting of money market funds, corporate bonds, and commercial paper. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. We estimate that a hypothetical 100-basis point change in market interest rates would impact the fair value of our investment portfolio as of September 30, 2018 by $0.3 million.

We contract with contract research organizations and manufacturers globally. Transactions with these providers are predominantly settled in U.S. dollars and, therefore, we believe that we have only minimal exposure to foreign currency exchange risks. We do not hedge against foreign currency risks.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the principal executive officer (our Chief Executive Officer) and the principal financial officer (our Senior Vice President, Finance and Treasurer), to allow timely decisions regarding required disclosure.

Our management, under the supervision and with the participation of the principal executive officer (our Chief Executive Officer) and the principal financial officer (our Senior Vice President, Finance and Treasurer) has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Senior Vice President, Finance and Treasurer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2018.

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

Other than the items described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Product candidates are subject to preclinical safety studies, which are required prior to clinical testing, as well as continued clinical safety assessment throughout clinical testing. The outcomes of these safety studies or assessments may delay the launch of or enrollment in clinical studies. For example, in the course of our preclinical safety studies of tazemetostat, we observed the development of lymphoma in Sprague Dawley rats. As a result of these findings, coupled with our limited clinical experience in follicular lymphoma, or FL, at the time of the IND submission in December 2015, we were unable to conduct our Phase 2 trial of tazemetostat in FL patients in the United States until the beginning of 2017.  In addition, in April 2018, following a safety report of a pediatric patient who developed a secondary T-cell lymphoma in our ongoing Phase 1 clinical trial of tazemetostat in pediatric patients, the FDA issued a partial clinical hold on new enrollment of patients in our ongoing clinical trials of tazemetostat.  In the second quarter of 2018, the French National Agency for Medicines and Health Products Safety and Germany’s Federal Institute for Drugs and Medical Devices each placed a comparable partial clinical hold on new patient enrollment. In September 2018, the FDA lifted the partial clinical hold on new patient enrollment in the United States. However, the partial clinical holds in France and Germany remain in effect. To resolve the partial clinical hold in the United States, we reconsented all patients in our clinical trials and updated our informed consent form based on the safety report. We also aligned with the FDA on certain amendments to our tazemetostat study protocols focused on increasing patient monitoring and putting in place risk-mitigation strategies designed to reduce the risk of potential future secondary malignancies. We are currently re-activating clinical trial sites in the United States to resume enrollment in our tazemetostat clinical trials. We plan to engage with regulators in both France and Germany to work toward similar resolutions regarding the partial clinical holds in those countries. We are also working closely with our collaborators to reach a similar resolution for their respective trials in which tazemetostat is being studied in combination with other therapies. If we or our collaborators are unable to adequately address the partial clinical hold to the satisfaction of these regulatory authorities, and other matters such as these when they arise, we may be unable to continue or conduct clinical trials of our product candidates, our trials may be limited to certain patient populations or our ability to conduct other trials in certain countries may be delayed.

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

Our product development costs may also increase if we experience delays in clinical testing or in obtaining marketing approvals such as the delays caused by the partial clinical holds in the United States, France and Germany. We do not know whether any of our preclinical studies or clinical trials will continue or begin as planned, will need to be restructured or will be completed on schedule, or at all. Specifically, we do not know if or when we will be able to resume French or German enrollment in our trials of tazemetostat in patients in our hematological and solid tumor programs. Significant preclinical or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside of the United States. In particular, because certain of our product candidates may be focused on specific patient populations, our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate. In addition, some of our competitors have ongoing clinical trials for product candidates that may treat the broader patient populations within which our product candidates are being developed for the treatment of a subset of identifiable patients with cancer and other diseases, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. For instance, our clinical trials of tazemetostat in adult and pediatric patients with INI1-negative tumors are targeting rare patient populations. In addition, our Phase 2 clinical trial of tazemetostat in patients with non-Hodgkin lymphoma, or NHL, has two arms targeting patients with EZH2 activating mutations in their tumors, one in diffuse large B-cell lymphoma, or DLBCL, originating from the germinal center of the lymph node, or GCB DLBCL, and one in follicular lymphoma, or FL. Based on the aggregate scientific literature, we believe that patients with these mutations represent approximately 20% of the total GCB DLBCL and FL population in the United States and other major reimbursable markets. In any clinical study, the actual percentage of patients enrolled with these EZH2 mutations may vary from the range suggested by the literature. As a result, these arms of the Phase 2 NHL clinical trial have been, and are likely to continue to be, slower to enroll than the other arms of the Phase 2 NHL clinical trial.

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

In April 2018, following a safety report of a pediatric patient who developed a secondary T-cell lymphoma, the FDA issued a partial clinical hold on new enrollment of patients in our ongoing clinical trials of tazemetostat.  In the second quarter of 2018, the French National Agency for Medicines and Health Products Safety and Germany’s Federal Institute for Drugs and Medical Devices each took similar actions.  In September 2018, the FDA lifted the partial clinical hold on new patient enrollment in the United States.  However, the partial clinical holds in France and Germany remain in effect.  The safety event may adversely affect enrollment in trials of tazemetostat following resumption of enrollment.

Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our product candidates and could delay or prevent our ability to obtain marketing approval, which may cause the value of our company to decline and limit our ability to obtain additional financing.

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

Since inception, we have incurred significant operating losses. Our net loss was $100.7 million for the nine months ended September 30, 2018, $134.3 million for the year ended December 31, 2017, $110.2 million for the year ended December 31, 2016, and $132.4 million for the year ended December 31, 2015. As of September 30, 2018, we had an accumulated deficit of $563.8 million. To date, we have financed our operations primarily through our collaborations, our public offerings, and private placements of our preferred stock. All of our revenue to date has been collaboration revenue. We have devoted substantially all of our financial resources and efforts to research and development, including clinical and preclinical studies. We are still in the early to middle stages of development of our product candidates, and we have not completed development of any product candidates. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will continue to increase over the next several years if and as we:

•	continue our Phase 2 clinical trial of tazemetostat for the treatment of patients with NHL, including relapsed refractory FL cohorts in the trial;
•	continue our Phase 2 clinical trial of tazemetostat for the treatment of adult patients with certain molecularly defined solid tumors, including the epithelioid sarcoma cohort in the trial;
•	continue our Phase 1 clinical trial of tazemetostat for the treatment of pediatric patients with certain molecularly-defined solid tumors;
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

•	design and conduct new combination trials of tazemetostat, including in FL;
•	pay any milestone payments provided for and achieved under the amended and restated collaboration and license agreement with Eisai Co. Ltd, or Eisai;
•	complete IND-enabling studies for EZM8266, a G9a inhibitor designed to treat patients with sickle cell disease, and prepare for a Phase 1 study;
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

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash, cash equivalents and marketable securities as of September 30, 2018, together with approximately $81.6 million of net proceeds from the sale of shares of our common stock in our public offering in October 2018 (after deducting underwriting discounts and estimated offering expenses, but excluding any expenses and other costs reimbursed by the underwriters) will be sufficient to fund our planned operating expenses and capital expenditure requirements at least into the first quarter of 2020, without giving effect to milestone payments we may receive under our collaboration agreements. We have based these expectations on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Our future capital requirements will depend on many factors, including:

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

Based on interactions with the FDA, we have identified a potential path for accelerated approval in epithelioid sarcoma and we are targeting submission of our first new drug application, or NDA, to the FDA for tazemetostat for this indication in the first half of 2019.  In addition, based on initial engagement with the FDA, we believe we have the opportunity to submit for accelerated approval for tazemetostat as a monotherapy in FL, subject to the results of the FL cohorts in our ongoing global Phase 2 study of tazemetostat in NHL and additional regulatory engagement. We plan to engage with the FDA by early 2019 to further refine our registration strategy for FL, and are assessing our timeline for submitting to the FDA an NDA for tazemetostat as a monotherapy in FL. It is possible that the FDA or any other regulatory authority may refuse to accept our applications for substantive review, or that the FDA or other regulatory authority may conclude after review of our data that our application is insufficient to obtain marketing approval of tazemetostat on an accelerated basis or at all. If the FDA does not agree that we have sufficient data to seek accelerated approval or does not accept or approve one or more of our planned NDAs for tazemetostat, we may be required to study tazemetostat in additional patients or conduct additional clinical trials, preclinical studies or manufacturing validation studies and submit that data to regulators before our application can be resubmitted or will be reconsidered. Depending on the extent of these or any other required trials or studies, submission of our planned NDAs or acceptance or approval of these NDAs for tazemetostat may be delayed by several years, or may require us to expend more resources than we have available. It is also possible that additional trials or studies, if performed and completed, may not be considered sufficient by the FDA to accept or approve the planned NDAs for tazemetostat. Any delay in obtaining, or an inability to obtain, marketing approvals would prevent us from commercializing tazemetostat in the United States and/or abroad, generating revenue and achieving and sustaining profitability. If any of these outcomes occurs, either to tazemetostat or to any future product candidate for which we may seek marketing approval, we may be forced to abandon our development efforts for tazemetostat or such future product candidates, which could significantly harm our business.

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

Specifically, there are a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies. Companies that are developing new epigenetic treatments for cancer that target histone methyltransferases, or HMTs, or protein arginine methyltransferases, or PRMTs, include AstraZeneca Plc, Aurigene, Bayer Schering

Pharma AG, Constellation Pharmaceuticals, Daiichi Sankyo Company Limited, GSK, Jiangsu Hengrui, Johnson & Johnson, Lilly, Mirati Therapeutics, Novartis AG, and Pfizer, Inc. Further, companies which are known to have EZH2 inhibitor programs or related programs include: Constellation Pharmaceuticals, developing EZH2 inhibitors CPI-1205 (in Phase 1/2, castration-resistant prostate cancer, or CRPC, and Phase 1/2, advanced solid tumors in combination with ipilimumab) and CPI-0209 (in preclinical development), Pfizer (PF-06821497, Phase 1, relapsed/refractory SCLC, CRPC, and follicular lymphoma), Jiangsu Hengrui (SHR-2554, Phase 1, relapsed/refractory mature lymphoid neoplasms), Novartis AG, developing an EED inhibitor which indirectly blocks EZH2 (MAK683, Phase 1/2, advanced malignancies), Daiichi Sankyo, developing a EZH1/EZH2 dual inhibitor (Valemetostat or DS-3201, Phase 1, relapsed or refractory non-Hodgkin lymphomas), and Ionis Pharmaceuticals antisense oligonucleotide program IONIS-EZH2-2.5Rx (in preclinical development). In July 2017, GSK discontinued their EZH2 inhibitor program, GSK2816126, which had been in Phase 1 development in solid tumors and hematological malignancies. In addition, many companies are developing cancer therapeutics that work by targeting epigenetic mechanisms other than HMTs, and some including Celgene, Merck & Co., Inc., Novartis AG, Spectrum Pharmaceuticals, and Eisai, are now marketing cancer treatments that work by targeting epigenetic mechanisms other than HMTs.

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

Securing marketing approval requires the submission of extensive preclinical, clinical and manufacturing data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety, efficacy and quality. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use. New cancer drugs frequently are indicated only for patient populations that have not responded to an existing therapy or have relapsed.

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

We may not be able to obtain, or may be delayed in obtaining, orphan drug exclusivity for our product candidates and, even if we do, that exclusivity may not prevent the FDA or the EMA from approving other competing products.

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

We have obtained orphan drug designations for tazemetostat for the treatment of patients with FL, chordoma, malignant rhabdoid tumors, or MRT, soft tissue sarcoma, or STS, and mesothelioma. The orphan drug designation for the treatment of MRT applies to INI1-negative MRT as well as SMARCA4-negative malignant rhabdoid tumor of ovary, or MRTO. We have also obtained orphan drug designation for tazemetostat for the treatment of patients with FL, DLBCL and malignant mesothelioma in Europe. We may not receive orphan drug designation for these product candidates for other indications, or for any other future clinical candidates we may develop.

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

On August 18, 2017, Congress passed the FDA Reauthorization Act of 2017, or FDARA. FDARA, among other things, codified the FDA’s pre-existing regulatory interpretation, to require that a drug sponsor demonstrate the clinical superiority of an orphan drug that is otherwise the same as a previously approved drug for the same rare disease in order to receive orphan drug exclusivity. The new legislation reverses prior precedent holding that the Orphan Drug Act unambiguously requires that the FDA recognize the orphan exclusivity period regardless of a showing of clinical superiority. The FDA may further reevaluate the Orphan Drug Act and its regulations and policies. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted. In addition, FDARA amended section 505B “Research into pediatric uses for drugs and biological products” of the Federal Food, Drug and Cosmetic Act (21USC 355c). Previously, drugs that had been granted orphan drug designation were exempt from the requirements of the Pediatric Research Equity Act. Under the amended section 505B, beginning on August 17, 2020, the submission of a pediatric assessment, waiver or deferral will be required for certain molecularly targeted cancer indications with the submission of an NDA application or supplement to an NDA application. Under FDARA, products with orphan drug designation that fall under this category will no longer be exempt from the pediatric research requirement.  Follicular lymphoma qualifies for an automatic full pediatric waiver by the FDA because it rarely or never occurs in pediatric patients. However, our other indications in development or future product candidates may require a pediatric assessment, which could result in delays in obtaining orphan drug exclusivity and increased costs and delays in obtaining regulatory approval.

A Fast Track designation by the FDA, such as the Fast Track designation we received for tazemetostat, may not lead to a faster development or regulatory review or approval process.

We have announced that we have received Fast Track designation from the FDA for tazemetostat for patients with relapsed or refractory FL, with or without activating EZH2 mutations, relapsed or refractory DLBCL with EZH2 activating mutations and metastatic or locally advanced epithelioid sarcoma who have progressed on or following an anthracycline-based treatment regimen. We intend to seek Fast Track designation for tazemetostat for other indications and for our other product candidates as appropriate. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA Fast Track designation. Drugs that have received Fast Track designation from the FDA are eligible for expedited development and priority review, and the opportunity for a rolling review, under certain circumstances. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure that the FDA would decide to grant it. Even if we do receive Fast Track designation, as we have for tazemetostat, we may not experience a faster development process, review or approval compared to conventional FDA procedures. We or the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program.

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

Failure to obtain marketing approval in foreign jurisdictions would prevent our product candidates from being marketed in those jurisdictions.

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

We are highly dependent on the research and development, clinical and business expertise of our executive officers as well as the other principal members of our management, scientific and clinical teams. Although we have entered into employment letter agreements with our executive officers, each of them may terminate their employment with us at any time. For instance, since January 1, 2017, our former Executive Vice President and Chief Financial Officer, our former Chief Business Officer, our former President of Research and Chief Scientific Officer, and our former Executive Vice President and Chief Medical Officer have terminated their employment with us.  We do not maintain “key person” insurance for any of our executives or other employees.

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

Although our common stock is listed on The Nasdaq Global Select Market, an active trading market for our shares may not be sustained. If an active market for our common stock does not continue, it may be difficult for our stockholders to sell their shares without depressing the market price for the shares or sell their shares at all. Any inactive trading market for our common stock may also impair our ability to raise capital to continue to fund our operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

The price of our common stock has been and may in the future be volatile and fluctuate substantially.

Our stock price has been and may in the future be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. From January 1, 2017 until October 31, 2018, the sale price of our common stock as reported on the Nasdaq Global Select Market ranged from a high of $21.40 to a low of $7.74. The market price for our common stock may be influenced by many factors, including:

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and will remain an emerging growth company through 2018. For so long as we remain an emerging growth company, we are permitted and have relied on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

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

We cannot predict whether investors will find our common stock less attractive to the extent we rely or have relied on these exemptions. If some investors find our common stock less attractive, as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of these accounting standards until they would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this exemption and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

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

As a public company, and particularly commencing with 2019 when we are no longer an emerging growth company, we will continue to incur significant legal, accounting and other expenses. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Global Select Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and make some activities more time-consuming and costly.

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

Item 6.	Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are as follows:

Exhibit Number	Description of the Exhibit

10.1	Employment Offer Letter date June 18, 2018 by and between the Registrant and Dr. Shefali Agarwal. (1)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

32.1

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section  906 of The Sarbanes-Oxley Act of 2002, by Robert B. Bazemore, President and Chief Executive Officer of the Company, and Suzanne Fleming, Principal Financial Officer of the Company. (1)

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

Dated: November 2, 2018

EPIZYME, INC.

By:	/s/ Suzanne Fleming
Suzanne Fleming
Senior Vice President, Finance and Treasurer
(Principal Financial Officer)