Form 10-K
period 2018-12-31
Epizyme, Inc.
filed 2019-02-26
CIK 1571498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-35945

EPIZYME, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-1349956
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

400 Technology Square, Cambridge, Massachusetts	02139
(Address of principal executive offices)	(Zip code)

617-229-5872

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common stock, $0.0001 par value	Nasdaq Global Select Market
(Title of each class)	(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☒  Yes    ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    ☐ Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “accelerated filer,” “large accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes    ☒ No

The aggregate market value of the registrant’s common stock, par value $0.0001 per share, held by non-affiliates of the registrant on June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $753.2 million based on the closing price of the registrant’s common stock on the Nasdaq Global Select Market on that date.

The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of February 19, 2019 was 79,206,698.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement that the registrant intends to file with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

Epizyme, Inc.

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2018

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

Overview

We are a late-stage biopharmaceutical company that is committed to rewriting treatment for people with cancer and other serious diseases through the discovery, development, and commercialization of novel epigenetic medicines. By focusing on the genetic drivers of disease, our science seeks to match targeted medicines with the patients who need them. We are developing our lead product candidate, tazemetostat, an oral, first-in-class, selective small molecule inhibitor of the EZH2 histone methyltransferase, or HMT, for the treatment of a broad range of cancer types in multiple treatment settings, and developing our novel G9a program, EZM8266, for the treatment of sickle cell disease, or SCD.

We have taken a “pipeline in a product” approach to developing tazemetostat with a broad clinical development program through company-sponsored studies and collaborations. This program is evaluating tazemetostat as both a monotherapy and combination treatment in hematological malignancies and solid tumors for both late and early lines of treatment. Tazemetostat has shown meaningful clinical activity as a monotherapy in multiple cancer indications and has been generally well-tolerated across clinical trials to date. Based on positive data in our two lead indications, epithelioid sarcoma and follicular lymphoma, or FL, and interactions with the United States Food and Drug Administration, or the FDA, we are planning to submit New Drug Applications, or NDAs, for accelerated approval of tazemetostat for each proposed indication in 2019, subject to the results of our ongoing trials in those indications.

In our hematological malignancy program, we are conducting a multi-cohort, global Phase 2 study evaluating tazemetostat’s treatment potential in patients with relapsed or refractory non-Hodgkin lymphoma, or NHL. Two cohorts are evaluating tazemetostat as a monotherapy for patients with relapsed or refractory FL, one of the most prevalent forms of NHL, both with and without EZH2 activating mutations. In December 2018, we completed target enrollment of FL patients in our study, with 54 patients with wild-type EZH2 and 45 patients with EZH2 activating mutations. Based on interactions with the FDA, we believe we have identified a path to submission for accelerated approval of tazemetostat in FL patients with either an EZH2 activating mutation or wild-type EZH2, whose disease has progressed following two or more lines of therapy. We are targeting submission of an NDA for accelerated approval for tazemetostat for FL in this population in the fourth quarter of 2019, subject to the results of our ongoing trial in this indication.

As part of an accelerated approval strategy, we will need to conduct a confirmatory clinical program to verify clinical benefit and support the full approval of tazemetostat. We intend to review our proposed confirmatory program with the FDA, and to finalize its design in the first half of 2019. We hope to leverage the confirmatory program to expand tazemetostat into the second-line treatment setting for patients with FL, both with and without EZH2 activating mutations. In addition, we plan to evaluate tazemetostat treatment in combination with other therapies. In mid-2019, we anticipate initiating a combination study that would compare tazemetostat plus rituximab and Revlimid, a chemotherapeutic-free treatment regimen referred to as R2, versus R2 with placebo in patients with relapsed or refractory FL, both with and without EZH2 activating mutations. In addition, we are finalizing plans for a trial of tazemetostat in combination with rituxan for the treatment of patients with relapsed and refractory FL. Based on clinical activity observed with tazemetostat in combination with R-CHOP as a front-line treatment for patients with diffuse large B-cell lymphoma, or DLBCL, we are evaluating the opportunity to investigate this combination as a front-line treatment for patients with FL. In collaboration with The Lymphoma Study Association, or LYSA, we are continuing to evaluate tazemetostat with R-CHOP as a front-line treatment for high-risk patients with DLBCL. In addition, Genentech Inc., or Genentech, is evaluating the combination of tazemetostat with its checkpoint inhibitor, Tecentriq (atezolizumab), for the treatment of patients with relapsed or refractory DLBCL, with preliminary data expected from that study in 2019.

In our solid tumor program, we are evaluating tazemetostat’s treatment potential in adults and children with molecularly defined solid tumors, including INI1- and SMARCA4-negative tumors, which we collectively refer to as INI1-negative tumors. We are conducting a multi-cohort global Phase 2 trial of tazemetostat in adults with INI1-negative tumors, including epithelioid sarcoma or chordoma. Based on positive data that we have observed in patients with epithelioid sarcoma in the ongoing Phase 2 study, we are targeting submission of our first NDA for accelerated approval of tazemetostat for the treatment of epithelioid sarcoma in the second quarter of 2019. In connection with this submission, we will need to conduct a confirmatory program to verify clinical benefit and support the full approval of tazemetostat. We plan to explore with the FDA utilizing the natural history study in epithelioid sarcoma that we are conducting to serve as confirmatory evidence required in connection with any accelerated approval. The cohort of patients in the phase 2 study of chordoma patients is ongoing, and we are evaluating tazemetostat in the dose-expansion portion of a Phase 1 study in pediatric patients with INI1-negative tumors, with plans to report updated data in 2019.

We own the global development and commercialization rights to tazemetostat outside of Japan. Eisai Co. Ltd, or Eisai, holds the rights to develop and commercialize tazemetostat in Japan. We intend to build a focused field presence and marketing capabilities to commercialize tazemetostat for the epithelioid sarcoma and follicular lymphoma indications in the United States. We have begun building the infrastructure necessary to support the launch and marketing of tazemetostat for epithelioid sarcoma, and believe we can adequately address this patient population through a modest field force of less than 25 professionals. For geographies outside the United States, we are evaluating the most efficient path to reach patients, including through potential collaborations.

Tazemetostat is covered by claims of U.S. and European composition of matter patents, which are expected to expire in 2032, exclusive of any patent term or other extensions. Tazemetostat has been granted Fast Track designation by the FDA in patients with relapsed or refractory FL, with or without activating EZH2 mutations, relapsed or refractory DLBCL with EZH2 activating mutations and metastatic or locally advanced epithelioid sarcoma who have progressed on or following an anthracycline-based treatment regimen. The FDA has also granted orphan drug designation to tazemetostat for the treatment of patients with FL, malignant rhabdoid tumors, or MRT, soft tissue sarcoma, or STS, and mesothelioma. The orphan drug designation for the treatment of MRT applies to INI1-negative MRT as well as SMARCA4-negative malignant rhabdoid tumor of ovary, or MRTO.

Beyond tazemetostat, we are building an early pipeline to further support our leadership in epigenetics. We are developing our wholly-owned G9a candidate, EZM8266, for the treatment of people with sickle cell disease. We have completed IND-enabling studies for this program and plan to begin clinical evaluation with a safety and dose-finding study in the second half of 2019. In November 2018, we entered a strategic collaboration with Boehringer Ingelheim International GmbH, or Boehringer Ingelheim, focused on the research, development and commercialization of novel small molecule inhibitors, discovered by us, directed toward two previously unaddressed epigenetic targets as potential therapies for people with cancer. Specifically, these targets are enzymes within the helicase and histone acetyltransferase, or HAT, families that when dysregulated have been linked to the development of cancers that currently lack therapeutic options. We also have collaborations with Glaxo Group Limited (an affiliate of GlaxoSmithKline), or GSK, focused on the development of PRMT inhibitors discovered by us, and with Celgene Corporation and Celgene RIVOT Ltd., an affiliate of Celgene Corporation, which we collectively refer to as Celgene, focused on the development of pinometostat and small molecule inhibitors directed to three HMT targets.

Our Corporate Strategy

Our goal is to become a biopharmaceutical company developing and commercializing novel epigenetic therapies for people with cancer and other serious diseases.

The key elements of our corporate strategy are to:

•	rapidly advance the clinical development of tazemetostat in solid tumors and hematological malignancies;
•	collaborate closely with the FDA and other regulatory bodies to pursue the registration of tazemetostat with accelerated approval for epithelioid sarcoma and FL;
•

expand the treatment utility for tazemetostat through a broad development program evaluating its benefit in different combinations, in both early- and late-lines of treatment and in additional indications;

•	establish commercialization capabilities in the United States;

•	utilize our drug discovery platform to build a pipeline of inhibitors against chromatin modifying proteins, or CMPs;
•	develop diagnostics for use with our therapeutic candidates, where appropriate; and
•	leverage strategic collaborations that can contribute to our ability to rapidly advance and commercialize our product candidates.

Our Pipeline

Overview. The following table summarizes our current pipeline:

1	Eisai holds rights to tazemetostat in Japan
2	GSK holds global development and commercialization rights
3	Celgene holds option to license ex-US rights for one target and global rights for the other two targets
4	Boehringer Ingelheim has agreed to jointly research and develop a helicase program and share U.S. commercialization rights with us; Boehringer Ingelheim holds ex-US commercialization rights
5	Boehringer Ingelheim has agreed to jointly research a HAT program with us, with Boehringer Ingelheim holding global development and commercialization rights
6	Celgene holds ex-US rights to pinometostat

Partial Clinical Hold

In April 2018, the FDA placed a partial clinical hold on new patient enrollment in the United States in our ongoing clinical trials of tazemetostat, following a safety report from one patient in the dose-ranging portion of the Phase 1 study who developed a secondary case of T-cell lymphoblastic lymphoma, or T-LBL. This child had metastatic poorly differentiated chordoma and entered our study with a poor prognosis following several prior treatments. The patient was on a high dose of tazemetostat for 15 months and achieved an objective response. Following the T-LBL diagnosis, the patient discontinued tazemetostat and began a standard treatment for T-LBL. This remains the only case of T-LBL that we have seen in approximately 800 patients treated with tazemetostat. In September 2018, the FDA lifted the partial clinical hold.

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

In November 2018, Germany’s Federal Institute for Drugs and Medical Devices lifted the partial clinical hold that it had imposed in Germany. The partial clinical hold in France remains in effect. We have re-activated clinical trial sites in the United States, resuming enrollment in our tazemetostat clinical trials at those sites, and are currently re-activating sites in Germany to resume enrollment there. We are engaging with regulators in France to work toward similar resolutions in that country.

Tazemetostat Clinical Program in Epithelioid Sarcoma and Other INI1-Negative Solid Tumors

Background on Epithelioid Sarcoma: Epithelioid sarcoma is an ultra-rare and aggressive type of soft tissue sarcoma, comprising less than 1 percent of all soft tissue sarcoma cases, and is characterized by a loss of the INI1 protein. It is most commonly diagnosed in young adults (20-40 years old) and is often fatal. There is no established standard-of-care for treating these patients, who are typically resistant to chemotherapy. Patients diagnosed with metastatic disease have a 5-year overall survival of less than 20 percent and there are no currently approved treatment options specifically indicated for epithelioid sarcoma. Typically, once patients have been deemed appropriate for systemic therapy, most are treated with chemotherapy. There are an estimated 800 patients in the United States living with epithelioid sarcoma with approximately 300 patients with metastatic disease that would be eligible for systemic therapy. However, because there are no treatments specifically indicated for epithelioid sarcoma, we believe the true prevalence of this disease is unknown.

Background on INI1-Negative Solid Tumors: INI1 and SMARCA4 are subunits of SWI/SNF, a chromatin modifying protein complex that opposes the activity of PRC2, the complex within which EZH2 resides. Loss of INI1 or SMARCA4 in specific cell backgrounds is believed to cause dysregulation in the balance between SWI/SNF and PRC2, and thus cause tumors to become sensitive to EZH2 inhibition. This effect was observed in a preclinical study of tazemetostat in a xenograft model of MRT in which tazemetostat caused a dose-dependent regression in INI1-negative tumors. INI1-negative tumors can appear in many different tissue types, and can present as epithelioid sarcoma, MRT, extraskeletal myxoid chondrosarcoma, peripheral nerve sheath tumor and myoepithelial carcinoma, among several others. SMARCA4-negative tumors can also appear as different tumor types, including MRTO.

INI1-negative or certain SMARCA4-negative tumors are typically aggressive cancers with few to no approved treatments, as with epithelioid sarcoma. INI1-negative tumors are most commonly seen in infants through young adults, while SMARCA4-negative tumors are most commonly seen in teenagers and young adults. It is estimated that approximately 2,000 new patients (adults and children) with INI1-negative tumors and certain SMARCA4-negative tumors are diagnosed annually in the United States and other major pharmaceutical markets; however, we believe that the actual number may be higher, as these types of molecularly defined cancers are significantly under-reported today.

Phase 2 Clinical Program in Adults: We are conducting a multi-cohort, global Phase 2 trial of tazemetostat in adults with INI1-negative tumors, including epithelioid sarcoma or chordoma. Patients in the Phase 2 trial are dosed at 800 mg twice daily with tablets taken orally.

This trial was designed to enroll up to 250 patients. The patients in the trial were previously stratified into one of five cohorts: epithelioid sarcoma (n=60), rhabdoid tumors (n=30), other INI1-negative tumors (n=30), renal medullary carcinoma (n=30) and synovial sarcoma (n=30). In 2017, we opened two additional cohorts: INI1-negative chordoma (n=30) and a cohort to explore the effect of tazemetostat treatment on immune responsiveness by obtaining paired tumor biopsies in epithelioid sarcoma patients (n=40). The primary endpoint for all cohorts, except synovial sarcoma and the paired biopsy cohort, is overall response rate. The primary endpoint for the synovial sarcoma cohort is disease control, defined as a complete response, partial response, or stable disease, at 16 weeks.

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

We completed enrollment of the epithelioid sarcoma cohort in July 2017 with 24 treatment-naïve patients and 38 relapsed or refractory patients for a total of 62 patients. The primary endpoint of the cohort is overall response rate, or ORR, comprised of complete and partial responses as measured by Response Evaluation Criteria in Solid Tumors, or RECIST 1.1. We are enrolling up to an additional 40 patients in a new cohort to explore the effect of tazemetostat treatment on immune responsiveness by obtaining paired tumor biopsies in these patients.

In October 2018, interim data from the 62 patients in the ongoing epithelioid cohort of the Phase 2 study were presented during the European Society for Medical Oncology, or ESMO, Annual Congress. Interim data as of the August 21, 2018 data cut-off date showed that tazemetostat treatment demonstrated clinically meaningful activity in the trial, with durable objective responses and encouraging overall survival, and that tazemetostat was generally well-tolerated. As of the data cut-off date, eight patients had confirmed objective responses for an ORR of 13 percent in the overall intent-to-treat population. In the subset of 24 patients who were treatment-naïve, 5 patients had confirmed objective responses for an ORR of 21 percent, and in the subset of 38 relapsed or refractory patients, 3 patients had confirmed objective responses for an ORR or eight percent. Since the data cut-off, one additional patient in the treatment-naïve subgroup subsequently achieved an objective response, bringing the total to six responders in the treatment-naïve group, for an ORR of 24 percent, and to nine responders in the overall intent-to-treat population, for an ORR of 15 percent.

Key secondary endpoints include durability of response, overall survival and safety. As of the data cut-off date, in the intent-to-treat population, tazemetostat has demonstrated a median duration of response of 48 weeks and is still ongoing. In the treatment-naïve subset and the relapsed or refractory subset, tazemetostat demonstrated a median duration of response of 41 weeks and 48 weeks, respectively, and are still ongoing. The interim median overall survival for the intent-to-treat population was 82.4 weeks. For the subset of relapsed or refractory patients, the median overall survival was 47.4 weeks, and the median overall survival for the treatment-naïve patients had not yet been reached.

Other secondary endpoints that are markers of clinical activity are the disease control rate, or DCR, which is comprised of confirmed objective responses for any duration or disease stabilization of 32 weeks or more, and progression-free survival, or PFS. The DCR and the PFS rates in the intent-to-treat population were 24 percent and 16.1 weeks, respectively. The median PFS was 25.7 weeks in the treatment-naïve patients and 14.7 weeks in the relapsed or refractory patients. DCR for treatment-naïve patients was 38 percent and 16 percent in relapsed or refractory patients.

Tazemetostat was generally well-tolerated in epithelioid sarcoma patients, with no discontinuations or deaths due to treatment-related adverse events, or AE’s. The majority of treatment-related AE’s were grade 1or 2, and only 13 percent of patients experienced a grade 3 or 4 treatment-related AE. Treatment-related events with an incidence of 10 percent or greater were fatigue, nausea, decreased appetite, vomiting, diarrhea and weight decrease, and anemia.

Due to a lack of treatment options and the severity of epithelioid sarcoma, we believe that this patient population may represent the fastest potential path to a first NDA submission, approval and commercial launch for tazemetostat. Based on positive data from the ongoing study, we plan to submit our first NDA to the FDA for accelerated approval of tazemetostat for epithelioid sarcoma in the second quarter of 2019. In connection with this submission and an accelerated approval, we would need to conduct a confirmatory program to verify clinical benefit and support full approval of tazemetostat. We plan to explore with the FDA utilizing the natural history study in epithelioid sarcoma that we are conducting to serve as confirmatory evidence required in connection with any accelerated approval. We are in the process of completing a multi-center study with a comprehensive benchmarking of current therapies, the clinical experience with those regimens, and treatment efficacy and safety in epithelioid sarcoma patients. We expect the data from this natural history study, which is largest of its kind in epithelioid sarcoma patients, will further contextualize the data observed with tazemetostat in epithelioid sarcoma patients and highlight the need for a meaningful new treatment option with therapeutic benefit over existing treatments. If our planned NDA is submitted and granted accelerated approval in 2019, we anticipate that we could commercially launch tazemetostat as early as 2020.

Other INI1-Negative Tumor Cohorts: In November 2017, we reported that both the malignant rhabdoid tumor cohort and other INI1-negative tumor cohorts of the ongoing Phase 2 study surpassed their futility assessment with objective responses observed in both populations; however, the activity was not sufficient to warrant continued development in these cohorts. We added an additional cohort specifically for chordoma patients due to the previously observed high rate of enrollment of these patients in the other INI1-negative cohort of the Phase 2 study. Assessment of tazemetostat activity in this cohort remains ongoing.

Phase 1 Clinical Program in Children: We are conducting a global Phase 1 clinical trial of tazemetostat in approximately 110 children with INI1-negative solid tumors. We have completed the dose-escalation portion and have advanced to the dose-expansion stage of this trial. In the trial, we used an oral suspension formula of tazemetostat. The primary endpoint of the trial is safety, with the objective of establishing the recommended Phase 2 dose in pediatric patients. Secondary endpoints include pharmacokinetics, objective response rate, duration of response, PFS and overall survival. Enrollment is completed in all cohorts with the exception of the chordoma cohort and other INI1-negative solid tumors.

In May 2018 at the American Society of Pediatric Hematology/Oncology (ASPHO) Conference, data from the dose- escalation portion of the Phase 1 study were presented. Forty-six patients were treated with seven dose levels, ranging from 240 to 1200 mg/m2 of twice-daily tazemetostat. Four patients who were treated at doses from 520 to 900 mg/m2 demonstrated RECIST/RANO-confirmed objective responses.

Tazemetostat Clinical Program in Non-Hodgkin Lymphoma

We are executing a broad clinical development program for tazemetostat as both a monotherapy and combination treatment in relapsed or refractory and first-line NHL. We recently identified a path to submission for accelerated approval of tazemetostat in EZH2 mutant and wild-type FL patient populations, for patients whose disease has progressed following two or more lines of therapy. We also plan to seek to expand FL use into early lines of FL treatment through different combination regimens. We are also leveraging strategic collaborations to explore tazemetostat as a combination therapy in patients with DLBCL.

Background on NHL: Two types of NHL, FL and DLBCL of germinal center origin, are associated with oncogenic EZH2 mutations. In our preclinical studies, we observed that NHL cells were sensitive to EZH2 inhibitors such as tazemetostat and that NHL cells bearing EZH2 mutations were particularly responsive to such treatment. EZH2 plays a critical role at various stages in normal B-cell maturation, and a particularly important role during the stage of B-cell development known as the germinal center reaction. Recent research has demonstrated that EZH2 acts as a key gatekeeper for B-cell maturation and differentiation. Our own ongoing research suggests that it is a combination of stem or progenitor cell of origin together with specific genetic lesions that confer sensitivity of cancer cells to EZH2 inhibition. An analysis of patient samples with germinal center derived NHL has revealed a number of genetic alterations that impact EZH2 function in ways that may confer sensitivity to EZH2 inhibition. While FL remains our lead NHL target patient population for tazemetostat, our clinical and preclinical data suggest patients with other forms of B-cell NHL may also benefit from tazemetostat. We may explore the development of tazemetostat for those other forms of B-cell NHL.

Background on FL: The population of patients with FL is large and growing. FL is considered to be incurable with existing treatments and is characterized by cycles of relapse that become increasingly difficult to treat with each disease progression. We estimate that the number of treatment-eligible FL patients in the United States and five largest European Union countries as measured by population, or EU5, is approximately 36,000 patients and 30,000 patients, respectively. Based on literature and an extensive natural history study that we conducted, we believe that approximately 20% of FL tumors carry an EZH2 activating mutation. Common treatments for FL include multi-agent chemotherapy, usually combined with rituximab (Rituxan), including R-CHOP and R-Bendamustine. Upon clinical progression, salvage treatment regimens are typically other combinations of rituximab and other chemotherapy drugs or duvelisib, idealisib or copanlisib. There are no approved treatments specifically indicated for patients with FL with an EZH2 mutation.

Phase 2 Clinical Program: We are conducting a multi-cohort, global Phase 2 study evaluating tazemetostat’s treatment potential in patients with relapsed or refractory NHL. Two cohorts are evaluating tazemetostat as a monotherapy for patients with relapsed or refractory FL, one with patients with EZH2 activating mutations and one with patients with wild-type EZH2. Two cohorts were evaluating tazemetostat as a monotherapy for patients with relapsed or refractory DLBCL, one with patients with EZH2 activating mutations and one with patients with wild-type EZH2, and an additional arm was evaluating tazemetostat as a combination agent with prednisone in patients with relapsed or refractory DLBCL.

Follicular Lymphoma Cohorts: We have completed target enrollment of both FL cohorts in the Phase 2 trial, including 45 patients with EZH2 activating mutations and 54 patients with wild-type EZH2. Patients in the trial are dosed with tazemetostat at 800 mg twice daily with tablets taken orally. The primary endpoint of the trial in these cohorts is overall response rate. Secondary endpoints include duration of response, progression free survival, overall survival, safety and population pharmacokinetics.

In June 2018, at the 23rd Congress of the European Hematology Association, we presented updated interim data of tazemetostat for the treatment of patients with FL. As of the May 1, 2018 data cut-off date, in 28 evaluable EZH2 mutation patients, we observed a confirmed objective response rate of 71 percent, with 11 percent of patients having achieved a complete response and 61 percent of patients having achieved a partial response.  In addition, as of the data cut-off date, these patients had a median PFS of 49 weeks and a median duration of response of 32 weeks. Both endpoints have continued to mature since that cutoff. In the 54 evaluable wild-type EZH2 patients, we observed a confirmed objective response rate of 33 percent, with six percent of patients having achieved a complete response and 28 percent of patients having achieved a partial response. As of the data cut-off date, these patients had a median PFS of 30 weeks and a median duration of response of 76 weeks with the median duration of response continuing to mature, with more than half of the patients with responses still on therapy at the time. Notably, 100 percent of patients with an EZH2 activating mutation and 78 percent of patients with wild-type EZH2 experienced a reduction in tumor burden, an important measure of disease stabilization and clinical response in this unmet need population.

In addition, tazemetostat has been generally well-tolerated in this study. Interim safety results as of May 1, 2018 showed only six percent of FL patients discontinued treatment due to treatment-related adverse events. Adverse events of grade 3 or higher were reported across 17 percent of patients, the most frequent of which included thrombocytopenia, anemia, asthenia and fatigue.

We are conducting a natural history study of approximately 1000 FL patients to evaluate whether or not patients with EZH2 activating mutations are more likely to respond to any treatment than patients with wild-type EZH2. The data collection will occur from international lymphoma centers of excellence. Preliminary findings from this retrospective study showed a frequency of EZH2 mutations that is consistent with our estimated 20% regardless of the line of treatment; that patients with EZH2 activating mutations are not hyper-responsive to any treatment in any line of therapy; and that overall survival is equivalent for both FL patient populations when treated with currently available therapies. These data strengthen our belief that the benefits observed with tazemetostat in our Phase 2 study are due to tazemetostat treatment.

Based on interactions with the FDA, we believe we have identified a path to submission for accelerated approval of tazemetostat in FL patients with either EZH2 activating mutations or wild-type EZH2, whose disease has progressed following two or more lines of therapy. Based on this strategy, we anticipate submitting an NDA for this indication in the fourth quarter of 2019. As part of an accelerated approval strategy, we will need to conduct a confirmatory clinical program to verify clinical benefit and support the full approval of tazemetostat. We intend to review our proposed confirmatory program with the FDA, and to finalize its design in the first half of 2019. We continue to discuss with the FDA whether or not a companion or complementary diagnostic would be necessary. In parallel, we continue to collaborate with Roche Molecular Systems Inc. on the development of a companion or complementary diagnostic, if necessary. We hope to leverage the confirmatory program to expand tazemetostat into the second-line treatment setting for patients with FL, both with and without EZH2 activating mutations. In addition, we plan to evaluate the use of tazemetostat for the treatment of FL in combination with other therapies.

Based on interim data assessments in the Phase 2 study cohorts evaluating tazemetostat as a monotherapy and combination agent with prednisolone in relapsed or refractory patients with DLBCL, we determined that the activity observed was not sufficient to warrant further development of tazemetostat for DLBCL as monotherapy or in combination with prednisolone.

Tazemetostat Combination Studies in NHL: In addition to evaluating tazemetostat as a monotherapy for FL, we are investigating the combination of tazemetostat with other cancer agents in both the relapsed or refractory and front-line settings of NHL.

•

FL Combinations. We have seen extensive preclinical synergy of tazemetostat with a number of targeted agents and chemotherapies used for, or in development for the treatment of FL. Based on the monotherapy efficacy and safety data generated to-date, we plan to explore the potential of tazemetostat in earlier lines of FL as combination therapy. In 2019, we intend to initiate a study that would assess the activity of tazemetostat in combination with the chemotherapeutic-free treatment regimen of rituximab and Revlimid, known as R2, versus R2 with placebo in patients with relapsed or refractory FL.  In addition, we are finalizing plans for a trial of tazemetostat in combination with rituxan for the treatment of patients with relapsed and refractory FL. Based on the clinical activity observed with tazemetostat in combination with R-CHOP as a front-line treatment for patients with DLBCL, we are considering opportunities to expand the evaluation of this combination into treatment-naïve, high-risk patients with FL.

•

DLBCL Combination with R-CHOP. We are studying tazemetostat in combination with R-CHOP, in collaboration with LYSA, a premier cooperative group in France dedicated to clinical and translational research for lymphoma. This multi-center Phase 1b/2 trial in front-line, elderly high-risk patients with DLBCL is enrolling up to 133 patients. Primary endpoints in the trial include complete response rate, safety and tolerability of the combination. Secondary endpoints include ORR and PFS. The trial was initiated in the fourth quarter of 2016. At ASH 2018, LYSA reported interim data from 17 patients in the trial as of March 2018 showing that the combination of the two agents had been generally well-tolerated and confirming the recommended tazemetostat dose for the combination to be 800 mg twice-daily. Clinical activity was observed, with 87 percent of patients experiencing a metabolic complete response.

•

Tecentriq (atezolizumab). Based on preclinical evidence showing that EZH2 inhibition may enhance the activity of checkpoint inhibitors, we entered into a collaboration agreement with Genentech to conduct a global Phase 1b trial combining tazemetostat with atezolizumab, a PD-L1 inhibitor. The global trial was initiated in the fourth quarter of 2016 and is being conducted by Genentech. In March 2018, Genentech completed enrollment of the trial with 45 patients with relapsed or refractory DLBCL. Primary endpoints in the trial include safety and combination tolerability with the objective of establishing a recommended Phase 2 dose. Secondary and exploratory endpoints include overall response, objective response, duration of response, pharmacokinetics and preliminary biomarker assessment. Preliminary data from this study are anticipated to be reported in 2019.

Tazemetostat in Other Solid Tumors

We intend to expand the clinical investigation of tazemetostat to other solid tumors. This includes defining new monotherapy indications based on a strong scientific rationale and patient stratifications, and identifying key pathways for synergistic combinations that would enhance efficacy without compromising safety. We intend to do this by targeting specific patient populations where there is an unmet need, looking at indications for which there are efficient regulatory paths and areas where tazemetostat can be highly competitive.

Castration-Resistant Prostate Cancer: Prostate cancer is the most frequently diagnosed and second most frequent cause of cancer deaths among men in the United States. We believe, based on published literature, that EZH2 protein expression has been correlated with progression of castration-resistant prostate cancer, or CRPC; moderate to high EZH2 expression has been associated with worse failure-free survival; and, treatment with an EZH2 inhibitor after resistance to the standards-of-care results in recovery of sensitivity to these agents. We are planning to begin a clinical study in mid-2019 evaluating tazemetostat for people with resistant CRPC in combination with abiraterone or enzalutamide, the standard-of-care treatments for this disease.

Platinum-Resistant Solid Tumors: We are also planning to investigate the therapeutic potential of tazemetostat as a combination therapy with a PARP inhibitor for the treatment of platinum-resistant tumors, such as small-cell lung cancer, triple-negative breast cancer and ovarian cancer. In platinum-resistant cancers, PARP inhibitors have shown modest monotherapy activity, and we believe tazemetostat may have the potential to enhance the clinical response to PARP inhibitors. External research suggests that when DNA damage occurs, PARP enzymes catalyze modification of EZH2 which leads to decreased EZH2 enzyme activity. We believe that by adding an EZH2 inhibitor to a PARP inhibitor, certain cancer cell lines may have increased sensitivity and response to PARP inhibition. We plan to initiate a basket study in select tumor types in the second half of 2019.

CRADA with NCI: In October 2016, we announced a Cooperative Research and Development Agreement, or CRADA, with the National Cancer Institute, or NCI, to evaluate tazemetostat in clinical trials in a variety of hematologic malignancies and solid tumors. Under this CRADA, we plan to evaluate tazemetostat in a Phase 2 clinical trial in adult patients with ovarian cancer and in a Phase 2 trial in pediatric patients with solid tumors and lymphoma. As part of the CRADA, we may undertake additional clinical trials. NCI will predominantly fund the studies and manage trial operations.

In July 2017, we announced that the NCI’s Pediatric MATCH trial will include a Phase 2 evaluation of tazemetostat as one of its treatment cohorts. Conducted under our CRADA executed with NCI in 2016, this multi-institutional trial will evaluate tazemetostat as a monotherapy for pediatric patients with advanced solid tumors, including CNS tumors, NHL or histiocytic disorders that harbor EZH2 activating mutations, or loss of function mutations in the SWI/SNF complex subunits SMARCB1 or SMARCA4. The Pediatric MATCH trial, conducted by the Children’s Oncology Group, aims to match targeted agents, such as tazemetostat, with specific molecular changes identified through genomic sequencing of refractory or recurrent tumors from children and adolescents with cancer is now enrolling patients.

G9a Inhibitory Program for Sickle Cell Disease

Background on G9a: Elevation of fetal hemoglobin, which is normally silenced after birth, has been shown to have disease-modifying potential for patients with β-globinopathies, such as sickle cell disease, and β-thalassemia. Multiple academic groups previously identified that inhibition of G9a, an HMT, leads to increased levels of fetal hemoglobin in preclinical in vitro studies.

Background on Sickle Cell Disease: Sickle cell disease is an inherited red blood cell disorder. People with sickle cell disease have abnormal hemoglobin, called hemoglobin S or sickle hemoglobin, in their red blood cells. A monogenic disease, sickle cell disease is most common in people with African ancestry. Approximately 300,000 people have sickle cell disease globally, with an estimated 150,000 of those patients located in the United States and Europe. Potential complications include stroke, vaso-occlusive crises associated with pain attacks, acute chest syndrome and anemia. Recurrent acute pain crises and chronic long-term organ damage are the hallmarks for sickle cell disease. However, symptoms can vary significantly in different patients, and better treatments for sickle cell disease patients are needed. Life expectancy of sickle cell disease patients still lags the life expectancy of the general population.

EZM8266 Program: Building upon the industry’s findings on the G9a target, our scientists leveraged our expertise in HMT drug discovery to generate potent, selective inhibitors of G9a with drug-like properties. We initially developed a tool compound that induced on-target elevation of fetal hemoglobin in cell culture assays, and elicited significant increases in mouse embryonic hemoglobin, which is the rodent developmental equivalent of human fetal hemoglobin. We believe these findings represent the first in vivo study to demonstrate reactivation of developmental hemoglobin with a G9a inhibitor. Following these efforts, we went on to identify the next product candidate in our pipeline, EZM8266, a potent, selective and orally bioavailable G9a inhibitor. Throughout 2018, we completed the necessary pre-IND work, including good laboratory practice and toxicology studies. We plan to submit and IND and initiate clinical development for EZM8266 for the treatment of people with sickle cell disease, beginning with a dose-finding and safety study in healthy volunteers in the second half of 2019. We hold worldwide development and commercialization rights to EZM8266.

Pinometostat for DOT1L Cancers

Background on DOT1L Cancers. DOT1L is an HMT that can become oncogenic and cause certain subtypes of acute leukemia, such as MLL-r. We discovered pinometostat using our proprietary drug discovery product platform.

Through external collaborators, the ability to enhance pinometostat’s efficacy in leukemia through combinations with other anti-cancer agents is being explored in preclinical studies. We retain all U.S. rights to pinometostat and have granted Celgene an exclusive license to pinometostat outside of the United States. Pinometostat has been granted orphan drug designation by the FDA and the European Commission for the treatment of acute myeloid leukemia, or AML, and acute lymphoblastic leukemia, or ALL.

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

Other Pipeline Programs

In addition to tazemetostat, pinometostat and EZM8266, we also have a pipeline of drug discovery programs that target other prioritized chromatin modifying proteins, or CMPs. These programs are directed against both hematological malignancies and solid tumors and include approaches to patient stratifications.

In November 2018, we entered into a global collaboration with Boehringer Ingelheim focused on the research, development and commercialization of novel small molecules, directed toward two previously undisclosed epigenetic targets as potential therapies for people with cancer. Specifically, these targets are enzymes within the helicase and histone acetyltransferase, or HAT, families that when dysregulated have been linked to the development of cancers that currently lack therapeutic options. We plan to work with Boehringer Ingelheim in 2019 on these two programs.

Under our collaboration with GSK, GSK is developing two small molecule inhibitors against novel HMT targets, that were discovered by us using our proprietary drug discovery platform. In September 2016, GSK advanced the first of these programs into clinical testing. This drug candidate, GSK3326595, a PRMT5 inhibitor, is currently being tested in a Phase 2 clinical trial in patients with solid tumors and NHL. In 2018, GSK initiated patient dosing in a Phase 1 clinical trial of GSK3368715, a PRMT1 inhibitor.

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

We are discovering and developing inhibitors of CMPs as novel therapeutics for patients with cancer and other diseases. Our focus is on the discovery, development and commercialization of small molecule inhibitors of CMPs for applications in diseases that are uniquely dependent on the enzyme activity of a specific CMP. Among the CMP target classes, we have had a particular emphasis on the HMTs, which have been shown to play pathogenic roles in a number of human diseases. Today, we have programs in HMTs as well as the newer target classes, histone acetyltransferases, or HATs, and helicases, which are the subject of our 2018 collaboration with Boehringer Ingelheim. Beyond cancer, however, HMTs and other CMPs have been implicated as pathogenic drivers of a number of diseases with significant unmet medical need. At the end of 2017 we nominated our first development candidate, EZM8266, a HMT inhibitor targeting sickle cell disease. Targeting pathogenic CMPs affords us multiple opportunities to create, develop and commercialize novel therapeutics.

Our Collaborations

We have entered into several key strategic collaborations. These therapeutic collaborations have provided us with $232.8 million in non-equity funding through December 31, 2018. Our Celgene, GSK, and Boehringer Ingelheim collaborations provide us with the potential for significant research, development, regulatory and sales-based milestone payments as well as royalties or profit sharing on net product sales. Our Boehringer Ingelheim collaboration provides for research funding and our Celgene and Boehringer Ingelheim collaborations also provide for potential development co-funding. In addition, we have entered into a collaboration to develop a companion diagnostic with Roche Molecular Systems, Inc., or Roche Molecular. Key terms of these collaborations are summarized below.

Celgene

Overview. In July 2015, we entered into an amendment and restatement of our collaboration and license agreement dated April 2012 with Celgene. Under the original agreement, we granted Celgene an exclusive license, for all countries other than the United States, to small molecule HMT inhibitors targeting the DOT1L HMT, including pinometostat, and an option, on a target-by-target basis, to exclusively license, for all countries other than the United States, rights to small molecule HMT inhibitors targeting any HMT targets, other than EZH2 HMT, including tazemetostat, and targets covered by our pre-existing collaboration and license agreement dated January 8, 2011 with GSK. Under the original agreement, Celgene’s option was exercisable during an option period that would have expired in July 2015. Under the amended and restated collaboration and license agreement:

•	Celgene retained its exclusive license to small molecule HMT inhibitors targeting DOT1L, including pinometostat,
•	Celgene’s other option rights were narrowed to small molecule HMT inhibitors targeting three predefined targets, which we refer to as the Option Targets,
•

The exclusive licenses to HMT inhibitors targeting two of the Option Targets that Celgene may acquire were expanded to include the United States, with the exclusive license to HMT inhibitors targeting the third Option Target continuing to be for all countries other than the United States,

•

Celgene’s option period was extended for each of the Option Targets and Celgene’s option is exercisable at the time of our investigational new drug application, or IND, filing for an HMT inhibitor targeting the applicable Option Target, upon the payment by Celgene at such time of a pre-specified development milestone-based license payment,

•

Celgene’s license may be maintained beyond the end of Phase 1 clinical development for each of the Option Targets, upon payment by Celgene at such time of a pre-specified development milestone-based license payment, and

•

Our research and development obligations with respect to each Option Target under the amended agreement were extended for at least an additional three years, subject to Celgene exercising its option with respect to such Option Target at IND filing. Subject to our opt-out rights, our research and development obligations were expanded to include the completion of a Phase 1 clinical trial as to each Option Target following Celgene’s exercise of its option at IND filing.

Through December 31, 2018, we have recognized $99.2 million in total collaboration revenue. To date, we have received $75.0 million in upfront payments (including $10.0 million as part of the amended and restated agreement) and $25.0 million from the sale of our series C preferred stock to an affiliate of Celgene, of which $3.0 million was considered a premium and included as collaboration arrangement consideration for total upfront payments of $78.0 million. In addition, we have received a $25.0 million clinical development milestone payment in 2014 and $7.0 million in global development co-funding through December 31, 2018. We are eligible to earn an aggregate of up to $75.0 million in development milestones and license payments, up to $365.0 million in regulatory milestone payments and up to $170.0 million in sales milestone payments related to the three Option Targets. We are eligible to earn $35.0 million in an additional clinical development milestone payment and up to $100.0 million in regulatory milestone payments related to DOT1L.

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

GlaxoSmithKline

Overview. In January 2011, we entered into a collaboration and license agreement with GSK to discover, develop and commercialize novel small molecule HMT inhibitors directed to available targets from our product platform. Under the terms of the agreement, we granted GSK the option to obtain exclusive worldwide license rights to HMT inhibitors directed to three targets. In March 2014, we and GSK amended certain terms of this agreement for the third licensed target, revising the license terms with respect to candidate compounds and amending the corresponding financial terms, including reallocating milestone payments and increasing royalty rates as to the third target. Additionally, as part of the research collaboration provided for in the agreement, we agreed to provide research and development services related to the licensed targets pursuant to agreed-upon research plans during a research term that ended January 8, 2015, or earlier if selection of a development candidate occurred.

Under the agreement, we have recognized as collaboration revenue a $20.0 million upfront payment, a $3.0 million payment upon the execution of the March 2014 agreement amendment, $6.0 million in fixed research funding, $9.0 million for research and development services and $51.0 million in preclinical research and development milestone payments.

These preclinical and research and development milestone payments include a $12.0 million milestone payment earned in 2018 relating to the first dosing of a patient in a Phase 2 clinical trial of GSK3326595, a PRMT5 inhibitor discovered by us and licensed to GSK under the collaboration agreement, as well as a $8.0 million milestone payment earned in the fourth quarter of 2018 relating to the initiation of a patient dosing in a Phase 1 clinical trial of GSK3368715, a PRMT1 inhibitor discovered by us and licensed to GSK under the collaboration agreement.

In addition, a $10.0 million milestone payment earned in May 2017 related to the second target in the collaboration, upon GSK’s initiation of GLP toxicology studies, as well as a $6.0 million clinical milestone recognized in the third quarter of 2016 following GSK’s initiation of patient dosing in a Phase 1 clinical trial of a PRMT5 inhibitor that we discovered and licensed to GSK are included in the total of preclinical research and development milestone payments.

Subsequent to a GSK strategic portfolio prioritization, we received notice in October 2017 that GSK terminated the agreement with respect to the third target, effective December 31, 2017, which returns all rights to that target to us. The two other targets continue to be subject to the agreement and are not impacted by the termination.

As of December 31, 2018, we are eligible to earn up to $50.0 million in clinical development milestone payments, up to $197.0 million in regulatory milestone payments and up to $128.0 million in sales-based milestone payments. As a result of the termination of the agreement as it relates to the third target, we will receive no additional payments related to that target. In addition, GSK is required to pay us royalties, at percentages from the mid-single digits to the low double-digits, on a licensed product-by-licensed product basis, on worldwide net product sales, subject to reduction in specified circumstances. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, the Company may not receive any additional milestone payments or royalty payments from GSK.

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

Boehringer Ingelheim

Overview. In November 2018, we entered into a collaboration agreement with Boehringer Ingelheim to discover, research, develop and commercialize small molecule compounds that are inhibitors of an undisclosed histone acetyl transferase, or HAT target and an undisclosed helicase target, along with associated predictive biomarkers.

During a defined research period, we will perform research activities aimed at achieving certain criteria with respect to a HAT inhibiting compound and a helicase inhibiting compound. The research period will expire on December 31, 2019, unless Boehringer Ingelheim elects to extend the research period and we agree, which may be extended through December 31, 2020.

Following satisfaction of certain criteria with respect to a HAT inhibiting compound, Boehringer Ingelheim shall be solely responsible for the development and commercialization of such compound and products containing such compound throughout the world. BI shall bear the costs of such development and commercialization.

Following satisfaction of certain criteria with respect to the helicase inhibiting compound, Boehringer Ingelheim shall be responsible for the development and commercialization of such compound and products containing such compound in all countries throughout the world other than the United States, whereas we and Boehringer Ingelheim will work together through a joint steering committee to develop and commercialize the HAT inhibiting compound in the United States. With respect to commercializing the HAT inhibiting compound in the United States, we and Boehringer Ingelheim will equally share (50:50) such commercialization costs and activities.

Upon execution of the collaboration agreement, Boehringer Ingelheim agreed to pay us a $15.0 million upfront payment. Boehringer Ingelheim also agreed to pay us research funding of $5.0 million in calendar year 2019 and potentially additional research funding in calendar year 2020; up to $280.5 million in development, regulatory, and sales milestone payments; and tiered royalties in the mid-single digits to low-double digits on sales of the HAT inhibiting compound throughout the world and on sales of the helicase inhibiting compound in all countries other than the United States. We will equally share profits and losses with Boehringer Ingelheim with respect to the helicase inhibiting compound in the United States.

Governance. We will work together with Boehringer Ingelheim through a joint steering committee to provide oversight over the research of the products during the research period, and oversight over the development and commercialization of the helicase inhibiting compound in the United States.

Exclusivity Provisions. Subject to exceptions specified in the agreement, neither we nor Boehringer Ingelheim may research, develop, manufacture or commercialize any product directed against the HAT or helicase targets that are the subject of the agreement, until a compound directed against the target that is developed under the agreement reaches a specified stage of development, other than pursuant to the agreement.

Opt out. We may opt-out of its participation in the development and commercialization of the joint product upon written notice to Boehringer Ingelheim, except under certain circumstances.

In the event that we elect to opt-out of the development and commercialization of the joint product or subject to a limited exception, detailed below, Boehringer Ingelheim elects to assume our development and commercialization rights with respect to the joint product in the United States following a change in control of our company, Boehringer Ingelheim will pay us tiered royalties in the mid-single digits to mid-teens, depending on the stage of development of the joint product at the time of such election, on sales of the joint product in the United States.

Following a change in control of our company, so long as the joint product has not reached a certain stage of development, Boehringer Ingelheim may, upon written notice to us, elect to assume our development and commercialization rights, responsibilities and obligations with respect to the joint product in the United States and we will be deemed to have given Boehringer Ingelheim an opt-out notice. However, if Boehringer Ingelheim elects to assume our development and commercialization rights with respect to the joint product in the United States following a change in control of Epizyme that occurs after a certain stage of development with respect to the joint product, then the sharing of costs and profits may continue.

Term and Termination. Generally, the collaboration agreement remains in effect, on a product-by-product basis, until the last to expire royalty term for a product, but the collaboration agreement shall remain in effect with respect to the joint product in the United States until both parties mutually agree to cease commercialization of the joint product in the United States. Either party may terminate the collaboration agreement for cause following notice and a failure to cure by the defaulting party, if the other party initiates a patent challenge against the other party’s patents or if the other party becomes insolvent, and Boehringer Ingelheim may terminate the collaboration agreement without cause, subject to appropriate notice periods.

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

Upon the execution of the amended and restated collaboration agreement in March 2015, we agreed to pay Eisai a $40.0 million upfront payment. We also agreed to pay Eisai up to $20.0 million in clinical development milestone payments, including a $10.0 million milestone payment upon the earlier of initiation of a first phase 3 clinical trial of any EZH2 product or the first submission of an NDA or Market Authorization Application, or MAA, up to $50.0 million in regulatory milestone payments, including a $25.0 million milestone payment upon regulatory approval of the first NDA or MAA, and royalties at a percentage in the mid-teens on worldwide net sales of any EZH2 product, excluding net sales in Japan. We are eligible to receive from Eisai royalties at a percentage in the mid-teens on net sales of any EZH2 product in Japan. In 2019, we expect to trigger two $10.0 million milestone payments upon the submission of the NDAs for accelerated approval of tazemetostat for epithelioid sarcoma and follicular lymphoma.

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

Governance. Under the amended and restated collaboration and license agreement, development will be guided by a joint steering committee, with Epizyme retaining final decision-making authority with respect to global development.

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

LYSA

In May 2016, we entered into a collaboration agreement with the Lymphoma Academic Research Organization, or LYSARC, to conduct a combination trial of tazemetostat with R-CHOP. LYSARC is the operational arm of LYSA. This multi-center Phase 1b/2 study is evaluating tazemetostat in combination with R-CHOP, as a first-line treatment in elderly, high-risk patients with DLBCL and is being sponsored by LYSARC. LYSA is managing the study operations for the trial, and we are recognizing our share of the related expenses as those costs are incurred over the duration of the trial. Primary endpoints in the trial include complete response rate, safety and tolerability of the combination. Secondary endpoints include overall response rate and PFS. The study was initiated in December 2016 and data from the Phase 1b evaluation were presented by LYSA at the 2018 American Society of Hematology meeting showing that the combination of tazemetostat and the R-CHOP regimen was generally well-tolerated, confirmed the recommended tazemetostat dose for the combination to be 800 mg twice-daily, and demonstrated clinical activity, with 87 percent of patients experiencing a metabolic complete response.

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

In June 2017, we announced an expansion of our clinical collaboration with Genentech to investigate the combination of tazemetostat with atezolizumab in a Phase 1b/2 clinical trial for the treatment of patients with relapsed or refractory metastatic NSCLC. The trial was part of MORPHEUS, Genentech’s open-label, multi-center, randomized umbrella trial evaluating the efficacy and safety of multiple immunotherapy-based treatment combinations for metastatic NSCLC. This trial was initiated at the end of 2017, but before patients had been enrolled in the study, recruitment was halted due to the partial hold placed on tazemetostat studies. Due to the hold and strategic reprioritizations, in early 2019 the companies announced that they jointly opted not to move forward with the NSCLC combination study.

Under the agreement, each company supplies its respective anti-cancer agent to support the trials and shares equally in the trial costs. Genentech is managing the study operations for the trial, and we are recognizing our share of the related expenses as those costs are incurred over the duration of the trial.

Companion Diagnostics

Roche Molecular

In December 2012, Eisai and we entered into an agreement with Roche Molecular under which Eisai and we engaged Roche Molecular to develop a companion diagnostic to identify patients who possess certain activating mutations of EZH2. In October 2013, this agreement was amended to include additional mutations in EZH2. The development costs due under the amended agreement with Roche Molecular were the responsibility of Eisai until the execution of the amended and restated collaboration and license agreement with Eisai in March 2015, at which time we assumed responsibility for the remaining development costs due under the agreement. In December 2015, we entered into a second amendment to the companion diagnostic agreement with Roche Molecular. The agreement was further amended in March 2018. Before the additional amendment, we were responsible for the remaining development costs of $10.5 million due under the agreement. Under the amended agreement, we are responsible for remaining development costs of $10.4 million due under the agreement and Eisai has agreed to reimburse us $0.9 million of this amount related to a regulatory milestone for Japan. We expect the remaining development costs under the amended agreement to be incurred and paid through 2020.

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

Intellectual Property

We strive to protect the proprietary compounds and technologies that we believe are important to our business, including seeking and maintaining patent protection intended to cover the composition of matter of our product candidates, their methods of use, related technologies, diagnostics and other inventions. Our patent portfolio is currently composed of over 250 issued patents and allowed patent applications and over 525 pending patent applications in the major pharmaceutical markets, that we own as well as license from other parties. In addition to patent protection, we also rely on trade secrets and careful monitoring of our proprietary information to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.

Our success will depend significantly on our ability to obtain and maintain patent and other proprietary protection for commercially important technology, inventions and know-how related to our business, defend and enforce our patents, maintain our licenses to use intellectual property owned by third parties, preserve the confidentiality of our trade secrets and operate without infringing the valid and enforceable patents and other proprietary rights of third parties. We also rely on know-how, continuing technological innovation and in-licensing opportunities to develop, strengthen, and maintain our proprietary position in the field of HMTs, as well as to develop a proprietary position for new target classes, such as histone acetyltransferases, or HATs, and helicases.

We plan to continue to expand our intellectual property estate by filing patent applications directed to dosage forms, methods of treatment and additional CMP and HMT inhibitor compounds and their derivatives, and to other new target classes. Specifically, we seek patent protection in the United States and internationally for novel compositions of matter covering the compounds, the chemistries and processes for manufacturing these compounds and the use of these compounds in a variety of therapies.

The patent portfolios for our most advanced programs are summarized below.

EZH2. Our EZH2 patent portfolio includes U.S. Patent No. 8,410,088 covering the composition of matter of tazemetostat. This patent issued on April 2, 2013 and is expected to expire in 2032, not including extensions. Our EZH2 portfolio also includes 38 additional U.S. patents and more than 200 foreign patents, expected to expire between 2031 and 2035, not including extensions. The claims of these patents cover the composition of matter of EZH2 inhibitor compounds and various methods of their making and use. Patent applications in the same families as these patents are pending in a variety of worldwide jurisdictions, including the United States. The EZH2 program portfolio encompasses more than 35 patent families with pending patent applications relating to compositions of matter and methods of making and use of EZH2 inhibitors. The patent families in this portfolio are in various stages of prosecution and include patent applications filed in a variety of worldwide jurisdictions, including the United States; Patent Cooperation Treaty, or PCT, applications that are eligible for filing in most worldwide jurisdictions, including the United States. Our patent applications in the EZH2 portfolio, if issued, would be expected to expire between 2031 and 2038, not including extensions.

DOT1L. Our DOT1L patent portfolio includes U.S. Patent No. 8,580,762 covering the composition of matter of pinometostat. The patent issued on November 12, 2013 and is expected to expire in 2032, not including extensions. Our DOT1L portfolio also includes 13 additional U.S. patents and more than 45 foreign patents, expected to expire between 2031 and 2034, not including extensions. The DOT1L program portfolio encompasses more than fifteen patent families relating to compositions of matter of DOT1L inhibitor compounds and methods of their making and use. The patent families in this portfolio are in various stages of prosecution and include patent families with applications filed in a variety of worldwide jurisdictions including the United States; and PCT applications that are eligible for filing in most worldwide jurisdictions, including the United States. These patents and patent applications are wholly owned by us. Our patent applications in the DOT1L portfolio, if issued, would be expected to expire between 2031 and 2036, not including extensions.

EHMT2. Our EHMT2 patent portfolio includes more than eight patent families directed to various product candidates and methods of use, with applications filed in the United States and internationally. The portfolio includes PCT applications that are eligible for filing in most jurisdictions worldwide, and U.S. provisional applications that may be used as the basis for non-provisional U.S. and international applications. Patents, if issued from currently pending applications in the EHMT2 portfolio are expected to expire between 2037 and 2039.

Other Targets. We also have patent portfolios directed to targets other than EZH2, DOT1L, and EHMT2, including the HMT targets PRMT1, PRMT3, CARM1 (also known as PRMT4), PRMT5, PRMT6, PRMT8, SMYD2 and SMYD3. These patent portfolios have more than 40 patent families directed to various product candidates with applications filed in the United States, PCT applications that are eligible for filing in most worldwide jurisdictions, including the United States, and U.S. provisional applications that may be used to establish non-provisional U.S. applications, PCT applications and other national filings worldwide. Patents, if issued in these portfolios are expected to expire between 2033 and 2039. We have 18 granted US patents that cover PRMT5 inhibitors and their methods of use. These patents are expected to expire in 2033, not including extensions.

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

We also rely on trade secret protection for our confidential and proprietary information. Although we take steps to protect our proprietary information and trade secrets, including through contractual means with our employees and consultants, third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology. Thus, we may not be able to meaningfully protect our trade secrets. It is our policy to require our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information concerning our business or financial affairs developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the agreements also provide that all inventions conceived by the individual, and which are related to our current or planned business or research and development or made during normal working hours, on our premises or using our equipment or proprietary information, are our exclusive property.

Manufacturing

We do not have any manufacturing facilities and currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for preclinical and clinical development, as well as for commercial manufacture if our product candidates receive marketing approval. We have entered into clinical supply agreements with contract manufacturers for all products we have in clinical development, including tazemetostat, pinometostat, and EZM8266.

All of our product candidates are small molecules and are manufactured in third-party facilities that are equipped, staffed, and experienced in the manufacture of such pharmaceutical products. All such facilities have successful track-records manufacturing products for the US, EU, and ROW markets, meeting regulatory and compliance requirements as appropriate. We expect to continue to develop product candidates that can be produced cost-effectively at contract manufacturing facilities.

We rely on third parties for the manufacture of any diagnostics we may need or if required. We are currently collaborating with Roche Molecular for a diagnostic for its potential use with tazemetostat, and we expect to rely on Roche Molecular for the manufacture of the diagnostic it is developing. We may enter into similar agreements for the manufacture of other diagnostics.

Commercialization

We have recently begun to establish a commercial infrastructure in preparation for a potential future launch of tazemetostat and other product candidates that may receive marketing approval. We have retained commercial rights in the United States to all of our product candidates for which we may receive marketing approvals, except for two programs that are the subject of our collaboration with GSK, two of the preclinical programs that are the subject of our collaboration with Celgene, and the preclinical histone acetyltransferase inhibitor program that is the subject of our collaboration with Boehringer Ingelheim. For the preclinical helicase inhibitor program, we will share U.S. commercialization responsibilities with Boehringer Ingelheim, with Boehringer Ingelheim assuming responsibility for commercialization outside of the U.S. We plan to retain commercialization rights in the United States and possibly in select foreign jurisdictions in connection with any future collaborations. We intend to build a focused field presence and marketing capabilities to commercialize any of our product candidates that receive regulatory approval in the United States, as well as the capabilities to lead global commercial strategy.

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

We own the global development and commercialization rights to tazemetostat outside of Japan. Eisai Co. Ltd, or Eisai, holds the rights to develop and commercialize tazemetostat in Japan. We intend to build a focused field presence and marketing capabilities to commercialize tazemetostat for the epithelioid sarcoma and follicular lymphoma indications in the United States. We have begun building the infrastructure necessary to support the launch and marketing of tazemetostat for epithelioid sarcoma, and believe we can adequately address this patient population through a modest field force of less than 25 professionals. For geographies outside the United States, we are evaluating the most efficient path to reaching patients, including through potential collaborations.

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

There are a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies. Companies that are developing new epigenetic treatments for cancer that target histone methyltransferases, or HMTs, and protein arginine methyltransferases, or PRMTs, include GSK, Novartis AG, Pfizer, Inc., Daiichi Sankyo Company Limited, and Constellation Pharmaceuticals. Further, companies which are known to have EZH2 inhibitor programs or related programs include: Constellation Pharmaceuticals, developing an EZH2 inhibitor (CPI-1205, Phase 1/2 castration-resistant prostate cancer, solid tumors), Novartis AG, developing an EED inhibitor which indirectly blocks EZH2 (MAK683, Phase 1/2, advanced malignancies), Daiichi Sankyo, developing a EZH1/EZH2 dual inhibitor (valemetostat, DS-3201, Phase 1, relapsed or refractory non-Hodgkin lymphomas, AML, and ALL), and Pfizer, developing EZH2 inhibitor PF-06821497, Phase 1, relapsed or refractory SCLC, castration-resistant prostate cancer, follicular lymphoma and diffuse large B-cell lymphoma. In addition, many companies are developing cancer therapeutics that work by targeting epigenetic mechanisms other than HMTs, and some, including Celgene, Merck & Co., Inc., Novartis AG, Spectrum Pharmaceuticals, and Eisai, are now marketing cancer treatments that work by targeting epigenetic mechanisms other than HMTs.

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

The key competitive factors affecting the success of all of our therapeutic product candidates, if approved, are likely to be their efficacy, safety, convenience, price, the effectiveness of companion diagnostics in guiding the use of related therapeutics, the level of generic competition and the availability of reimbursement from government and other third-party payors.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic products. Generic products that broadly address these indications are currently on the market for the indications that we are pursuing, and additional products are expected to become available on a generic basis over the coming years. If our product candidates achieve marketing approval, we expect that they will be priced at a significant premium over competitive generic products.

The most common methods of treating patients with cancer are surgery, radiation and drug therapy. There are a variety of available drug therapies marketed for cancer. In many cases, these drugs are administered in combination to enhance efficacy. While our product candidates may compete with many existing drugs and other therapies, to the extent they are ultimately used in combination with or as an adjunct to these therapies, our product candidates will not be competitive with them. Some of the currently approved drug therapies are branded and subject to patent protection, and others are available on a generic basis. Many of these approved drugs are well established therapies and are widely accepted by physicians, patients and third-party payors.

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

Tazemetostat. The most common treatments for FL are chemotherapies, usually combined with the monoclonal antibody Rituxan, or more recently, in the case of FL, Gazyva, which is a next-generation antibody that acts against the same target as Rituxan, CD20. While Rituxan and a number of other widely used anti-cancer agents are labeled either broadly for NHL, no therapies are approved specifically for the treatment of tumors associated with EZH2 activating mutations. There are a number of companies currently evaluating investigational agents in the relapsed and refractory follicular lymphoma patient setting.

No therapies are approved specifically for the treatment of INI1- and SMARCA4-negative tumors. Epithelioid sarcoma, an INI1-negative tumor, is typically treated with surgical resection when it presents as localized disease. When epithelioid sarcoma recurs or metastasizes, it may be treated with systemic chemotherapy or investigational agents since there are no approved systemic therapies specifically indicated for this disease. To the best of our knowledge there are no competitive products in development for epithelioid sarcoma.

Government Regulation and Product Approval

Government authorities in the United States, at the federal, state and local level, and in other countries and foreign jurisdictions, including the European Union, extensively regulate, among other things, the research, development, testing, manufacture, quality control, packaging, storage, record-keeping, labeling, advertising, promotion, distribution, marketing, pricing, reimbursement, import and export of pharmaceutical products such as those we are developing. The processes for obtaining regulatory approvals in the United States and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations, require the expenditure of substantial time and financial resources.

United States Government Regulation

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and its implementing regulations. It is the responsibility of the company seeking to market a drug to test it and submit evidence that the drug is safe and effective. The failure to comply with the applicable United States requirements at any time during the product development process, approval process or after approval, may subject an applicant to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve pending NDAs, withdrawal of an approval, imposition of a clinical hold, issuance of warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties.

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s GLP regulations;
•	submission to the FDA of an IND which must become effective before human clinical trials may begin;
•	manufacturing of the drug in compliance with the FDA’s GMP regulations;
•	approval by an independent institutional review board, or IRB, at each clinical site before each trial may be initiated;
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
•

commitment to comply with any post-approval requirements, including the potential requirements, to implement a Risk Evaluation and Mitigation Strategy, or REMS, and the potential requirement to conduct post-approval studies.

Preclinical Studies and an IND. Before an applicant begins testing a compound with potential therapeutic value in humans, the product candidate enters the preclinical testing stage. Preclinical studies include laboratory evaluation of product chemistry, toxicity and formulation, as well as animal studies to assess its potential safety and efficacy. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data and any available clinical data or literature, among other things, to the FDA as part of an IND. An IND is an exemption from the FDCA that allows an unapproved product candidate to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA authorization to administer such investigational product to humans. Such authorization must be secured prior to interstate shipment and administration of any product candidate that is not the subject of an approved NDA. An IND automatically becomes effective 30 days after submission and receipt by the FDA, unless before that time the FDA raises concerns or questions related to one or more proposed clinical trials and places the clinical trial on a clinical hold or partial hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.

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

In general, the FDA accepts foreign safety and efficacy studies that were not conducted under an IND provided that they are well designed, well conducted, performed by qualified investigators, and conducted in accordance with ethical principles acceptable to the international community. The conduct of these studies must meet at least minimum standards for assuring human subject protection. Therefore, for studies submitted in support of an NDA that were conducted outside the United States and not under an IND, the agency requires demonstration that such studies were conducted in accordance with GCP.

Information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health, or NIH, for public dissemination on the ClinicalTrials.gov website.

Expanded Access to an Investigational Drug for Treatment Use.

Expanded access, sometimes called “compassionate use,” is the use of investigational new drug products outside of clinical trials to treat patients with serious or immediately life-threatening diseases or conditions when there are no comparable or satisfactory alternative treatment options. The rules and regulations related to expanded access are intended to improve access to investigational drugs for patients who may benefit from investigational therapies.

FDA regulations allow access to investigational drugs under an IND by the company or the treating physician for treatment purposes on a case-by-case basis for: individual patients (single-patient IND applications for treatment in emergency settings and non-emergency settings); intermediate-size patient populations; and larger populations for use of the drug under a treatment protocol or Treatment IND Application.

When considering an IND application for expanded access to an investigational product with the purpose of treating a patient or a group of patients, the sponsor and treating physicians or investigators will determine suitability when all of the following criteria apply: patient(s) have a serious or immediately life-threatening disease or condition, and there is no comparable or satisfactory alternative therapy to diagnose, monitor, or treat the disease or condition; the potential patient benefit justifies the potential risks of the treatment and the potential risks are not unreasonable in the context or condition to be treated; and the expanded use of the investigational drug for the requested treatment will not interfere initiation, conduct, or completion of clinical investigations that could support marketing approval of the product or otherwise compromise the potential development of the product.

On December 13, 2016, the 21st Century Cures Act established, and the 2017 Food and Drug Administration Reauthorization Act later amended, a requirement that sponsors of one or more investigational drugs for the treatment of a serious disease(s) or condition(s) make publicly available their policy for evaluating and responding to requests for expanded access for individual patients. Although these requirements were rolled out over time, they have now come into full effect. This provision requires drug and biologic companies to make publicly available their policies for expanded access for individual patient access to products intended for serious diseases. Sponsors are required to make such policies publicly available upon the earlier of initiation of a Phase 2 or Phase 3 study; or 15 days after the drug or biologic receives designation as a breakthrough therapy, fast track product, or regenerative medicine advanced therapy.

In addition, on May 30, 2018, the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase I clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a drug manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act, but the manufacturer must develop an internal policy and respond to patient requests according to that policy.

Marketing Approval. Assuming successful completion of the required clinical testing, the results of the preclinical and clinical studies, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. Under federal law, the submission of most applications are subject to an application user fee, which for federal fiscal year 2019 is $2,588,478 for an application requiring clinical data. The sponsor of an approved application is also subject to an annual program fee, which for fiscal year 2019 is $309,915. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan drug designation and a waiver for certain small businesses.

In addition, under the Pediatric Research Equity Act, or PREA, an NDA or supplement to an NDA must contain data that are adequate to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. The FDA maintains a list of diseases that are exempt from PREA requirements due to low prevalence of disease in the pediatric population. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan drug designation.

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

The FDA has the option to refer questions regarding their review of a marketing application for a New Molecular Entity, or NME, to an external advisory committee. An advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA uses approximately 50 advisory committees and panels to obtain independent expert advice on scientific, technical, and policy matters. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

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

The product development testing and approval process for an NDA requires substantial time, effort and financial resources, and each may take several years to complete. Data obtained from preclinical and clinical testing are not always conclusive and may be susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. As a result, the FDA may not grant approval of an NDA on a timely basis, or at all.

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

Orphan Drug Designation. Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug (including a biologic) intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making available in the United States a drug for this type of disease or condition will be recovered from sales in the United States for that drug. Orphan drug designation must be requested before submitting an NDA or biologics license application, or BLA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA.

Orphan drug designation qualifies the sponsor of the drug for various development incentives. For example, a marketing application for a prescription drug product that has received orphan drug designation is not subject to a prescription drug user fee unless the application includes an indication other than for the rare disease or condition for which the drug was designated. Furthermore, federal law establishes certain tax credits designed to encourage the development of orphan drugs. With passage of the Tax Cuts and Jobs Act of 2017, that tax credit was halved from 50% to 25%. The granting of an orphan drug designation request does not alter the standard regulatory requirements and process for obtaining marketing approval. Safety and effectiveness of a drug must be established through adequate and well-controlled studies.

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

Under the provisions of the Food and Drug Administration Safety and Innovation Act, or FDASIA, enacted in 2012, a sponsor can request designation of a product candidate as a “breakthrough therapy.” A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The FDA must take certain actions, such as holding timely meetings and providing advice, intended to expedite the development and review of an application for approval of a breakthrough therapy.

To be eligible for a Fast Track designation, the FDA must determine, based on the request of a sponsor, that a product is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address an unmet medical need. The FDA will determine that a product will fill an unmet medical need if it will provide a therapy where none exists or provide a therapy that may be potentially superior to existing therapy based on efficacy or safety factors. For Fast Track products, sponsors may have greater interactions with the FDA regarding drug development and may submit sections of a Fast Track product’s NDA on a rolling basis before the entire application is complete.

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

In addition, products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval and may be approved on the basis of well-conducted clinical trials establishing that the drug product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA may require a sponsor to perform post-marketing confirmatory study(ies) to verify and describe the predicted effect on irreversible morbidity or mortality or other clinical endpoint, and the drug may be subject to accelerated withdrawal procedures. Although a drug may be designated as “breakthrough” or “fast track”, the determination of accelerated approval is based on the clinical endpoint and not on the expeditious manner in which it is being developed.

Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

FDA Regulation of Companion Diagnostics. Safe and effective use of a drug may rely upon an in vitro companion diagnostic for use in selecting the patients that we believe will be more likely to respond to the product. FDA officials have issued guidance that addresses issues critical to developing in vitro companion diagnostics, such as when the FDA will require that the diagnostic and the drug be approved simultaneously. The guidance issued in August 2014 states that if safe and effective use of a therapeutic product depends on an in vitro diagnostic, then the FDA generally will require approval or clearance of the diagnostic at the same time that the FDA approves the therapeutic product.

The FDA requires that devices, or in vitro companion diagnostics, intended to select the patients who will respond to the cancer treatment to obtain Pre-Market Approval, or PMA, simultaneously with approval of the drug. Based on the guidance, and the FDA’s past treatment of companion diagnostics, we believe that the FDA will require PMA approval of one or more in vitro companion diagnostics to identify patient populations suitable for our cancer therapies. The review of these in vitro companion diagnostics in conjunction with the review of our cancer treatments involves coordination of review by the FDA’s Center for Drug Evaluation and Research, or CDER, and by the FDA’s Center for Devices and Radiological Health, or CDRH, Office of In Vitro Diagnostics Device Evaluation and Safety.

The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to an application fee: for federal fiscal year 2019, the standard fee for review of a PMA is $322,147 and the small business fee is $80,537.

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

In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and state agencies, and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance.

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

The federal False Claims Act prohibits any person from knowingly presenting, or causing to be presented, a false claim for payment to the federal government or knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. Several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of products for unapproved, and thus non-reimbursable, uses. The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created new federal criminal statutes that prohibit knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Also, many states have similar fraud and abuse statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.

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

Coverage and Reimbursement. The commercial success of our product candidates and our ability to commercialize any approved product candidates successfully will depend in part on the extent to which governmental authorities, private health insurers and other third-party payors provide coverage for and establish adequate reimbursement levels for our therapeutic product candidates and any related companion diagnostics. Government health administration authorities, private health insurers and other organizations generally decide which drugs they will pay for and establish reimbursement levels for healthcare. In particular, in the United States, private health insurers and other third-party payors often provide reimbursement for products and services based on the level at which the government (through the Medicare or Medicaid programs) provides reimbursement for such treatments. In the United States, the European Union and other potentially significant markets for our product candidates, government authorities and third-party payors are increasingly attempting to limit or regulate the price of medical products and services, particularly for new and innovative products and therapies, which often has resulted in average selling prices lower than they would otherwise be. Further, the increased emphasis on managed healthcare in the United States and on country and regional pricing and reimbursement controls in the European Union will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our future product sales and results of operations. These pressures can arise from rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general.

Third-party payors are increasingly imposing additional requirements and restrictions on coverage and limiting reimbursement levels for medical products. For example, federal and state governments reimburse covered prescription drugs at varying rates generally below average wholesale price. These restrictions and limitations influence the purchase of healthcare services and products. Legislative proposals to reform healthcare or reduce costs under government insurance programs may result in lower reimbursement for our products and product candidates or exclusion of our products and product candidates from coverage. The cost containment measures that healthcare payors and providers are instituting and any healthcare reform could significantly reduce our revenues from the sale of any approved product candidates. We cannot provide any assurances that we will be able to obtain and maintain third-party coverage or adequate reimbursement for our product candidates in whole or in part.

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

The American Recovery and Reinvestment Act of 2009 provides funding for the federal government to compare the effectiveness of different treatments for the same illness. A plan for the research will be developed by the Department of Health and Human Services, the Agency for Healthcare Research and Quality and the National Institutes for Health, and periodic reports on the status of the research and related expenditures will be made to Congress. Although the results of the comparative effectiveness studies are not intended to mandate coverage policies for public or private payors, it is not clear what effect, if any, the research will have on the sales of any product, if any such product or the condition that it is intended to treat is the subject of a study. It is also possible that comparative effectiveness research demonstrating benefits in a competitor’s product could adversely affect the sales of our product candidates. If third-party payors do not consider our product candidates to be cost-effective compared to other available therapies, they may not cover our product candidates, once approved, as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products on a profitable basis.

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

The Trump Administration has also taken executive actions to undermine or delay implementation of the ACA. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One Executive Order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. In addition, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. The effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known. Further, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. For example, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs.  For example, on May 11, 2018, the Administration issued a plan to lower drug prices. Under this blueprint for action, the Administration indicated that the Department of Health and Human Services (HHS) will: take steps to end the gaming of regulatory and patent processes by drug makers to unfairly protect monopolies; advance biosimilars and generics to boost price competition; evaluate the inclusion of prices in drug makers’ ads to enhance price competition; speed access to and lower the cost of new drugs by clarifying policies for sharing information between insurers and drug makers; avoid excessive pricing by relying more on value-based pricing by expanding outcome-based payments in Medicare and Medicaid; work to give Part D plan sponsors more negotiation power with drug makers; examine which Medicare Part B drugs could be negotiated for a lower price by Part D plans, and improving the design of the Part B Competitive Acquisition Program; update Medicare’s drug-pricing dashboard to increase transparency; prohibit Part D contracts that include “gag rules” that prevent pharmacists from informing patients when they could pay less out-of-pocket by not using insurance; and require that Part D plan members be provided with an annual statement of plan payments, out-of-pocket spending, and drug price increases.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

Exclusivity and Approval of Competing Products

Patent Term Restoration and Extension. A patent claiming a new drug product may be eligible for a limited patent term extension under the Hatch-Waxman Act, which permits a patent restoration of up to five years for patent term lost during product development and the FDA regulatory review. The restoration period granted is typically one-half the time between the effective date of an IND and the submission date of an NDA, plus the time between the submission date of an NDA and the ultimate approval date. Patent term restoration cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date. Only one patent applicable to an approved drug product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent in question. A patent that covers multiple drugs for which approval is sought can only be extended in connection with one of the approvals. The United States Patent and Trademark Office, or USPTO, reviews and approves the application for any patent term extension or restoration in consultation with the FDA.

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

Clinical Trial Approval in the EU. Pursuant to the currently applicable Clinical Trials Directives, an applicant must obtain approval from the competent national authority of the EU Member State in which the clinical trial is to be conducted. If the clinical trial is conducted in different EU Member States, the competent authorities in each of these EU Member States must provide their approval for the conduct of the clinical trial. Furthermore, the applicant may only start a clinical trial at a specific study site after the competent ethics committee has issued a favorable opinion. In April 2014, the EU adopted a new Clinical Trials Regulation, which is set to replace the current Clinical Trials Directive. The new Clinical Trials Regulation will be directly applicable to and binding in all 28 EU Member States without the need for any national implementing legislation, and will become applicable no earlier than 2020. Under the new coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial will be required to submit a single application for approval of a clinical trial to a reporting EU Member State (RMS) through an EU Portal. The submission procedure will be the same irrespective of whether the clinical trial is to be conducted in a single EU Member State or in more than one EU Member State. The Clinical Trials Regulation also aims to streamline and simplify the rules on safety reporting for clinical trials.

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

The decentralized procedure provides for approval by one or more other, or concerned, member states of an assessment of an application performed by one-member state, known as the reference member state. Under this procedure, an applicant submits an application, or dossier, and related materials, including a draft summary of product characteristics, and draft labeling and package leaflet, to the reference member state and concerned member states. The reference member state prepares a draft assessment and drafts of the related materials within 120 days after receipt of a valid application. Within 90 days of receiving the reference member state’s assessment report, each concerned member state must decide whether to approve the assessment report and related materials. If a member state cannot approve the assessment report and related materials on the grounds of potential serious risk to public health, the disputed points may eventually be referred to the European Commission, whose decision is binding on all member states. For the EMA, a Pediatric Investigation Plan, or a request for waiver or deferral, is required for submission prior to submitting an MAA for use for drugs in pediatric populations.

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

General Data Protection Regulation. The collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the EU, including personal health data, is subject to the EU General Data Protection Regulation, or GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the United States and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR will be a rigorous and time-intensive process that may increase the cost of doing business or require companies to change their business practices to ensure full compliance.

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

Brexit and the Regulatory Framework in the United Kingdom. On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, which is commonly referred to as Brexit. Thereafter, on March 29, 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The United Kingdom has a period of a maximum of two years from the date of its formal notification to negotiate the terms of its withdrawal from, and future relationship with, the European Union. If no formal withdrawal agreement is reached between the United Kingdom and the European Union, then it is expected the United Kingdom's membership in the European Union will automatically terminate two years after the submission of the notification of the United Kingdom's intention to withdraw from the European Union. Discussions between the United Kingdom and the European Union focused on finalizing withdrawal issues and transition agreements are ongoing. However, limited progress to date in these negotiations and ongoing uncertainty within the UK Government and Parliament sustains the possibility of the United Kingdom leaving the European Union on March 29, 2019 without a withdrawal agreement and associated transition period in place, which is likely to cause significant market and economic disruption. Since the regulatory framework for pharmaceutical products in the United Kingdom covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from European Union directives and regulations, Brexit could materially impact the future regulatory regime which applies to products and the approval of product candidates in the United Kingdom. It remains to be seen how, if at all, Brexit will impact regulatory requirements for product candidates and products in the United Kingdom.

Employees

As of February 15, 2019, we had 124 full-time employees, 74 of whom were primarily engaged in research and development activities.

Executive Officers of the Company

The following table sets forth the name, age and position of each of our executive officers as of February 26, 2019.

Name	Age	Position
Robert B. Bazemore	51	President, Chief Executive Officer and Director
Shefali Agarwal	45	Chief Medical Officer
Matthew E. Ros	52	Chief Strategy and Business Officer

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

Dr. Shefali Agarwal has served as our Chief Medical Officer since joining us in June 2018. Prior to joining us, Dr. Agarwal held leadership positions across medical research, clinical development, clinical operations and medical affairs. She most recently served as chief medical officer at SQZ Biotech, a biotechnology company developing cell therapies for patients with a wide range of diseases, from July 2017 to May 2018 and as a non-executive advisor from May 2018 to July 2018, where she built and led the clinical development organization, which included clinical research operations and the regulatory function. Before SQZ Biotech, Dr. Agarwal also held leadership positions at Curis, Inc. a biotechnology company developing therapeutics for the treatment of cancer, from July 2016 to July 2017 and Tesaro, Inc., an oncology-focused biopharmaceutical company, from July 2013 to July 2017. At Curis, Inc., she oversaw the Phase 2 study for its dual HDAC/PI3K inhibitor in diffuse large B-cell lymphoma, and the Phase 1 study in solid tumors for its oral checkpoint inhibitor. At Tesaro, Inc., she led the NDA and EMA submissions for ZEJULA® (niraparib) in ovarian cancer. Dr. Agarwal also held positions of increasing responsibility at Covidien, a medical devices and health care products company, from April 2010 to December 2011, AVEO Pharmaceuticals, Inc., a biopharmaceutical company advancing targeted oncology medicines, from December 2011 to July 2013 and Pfizer Inc., a pharmaceutical company with a wide range of treatments, from June 2005 to April 2010. Dr. Agarwal received her MBBS medical degree from Karnataka University’s Mahadevappa Rampure Medical School in India, Master’s Degree in Public Health from Johns Hopkins University, where she led clinical research in the Department of Anesthesiology and Critical Care Medicine, and a Master of Science degree in Business from the University of Baltimore’s Merrick School of Business.

Matthew E. Ros has served as our Chief Strategy and Business Officer since September 2018 and initially joined Epizyme as our Chief Operating Officer from May 2016 to September 2018. Prior to joining us, from September 2010 to May 2016, Mr. Ros served in increasing levels of responsibility at Sanofi, a multinational pharmaceutical company, most recently as Chief Operating Officer/Global Head of the Oncology Business unit from December 2014 to May 2016. Prior to that role, Mr. Ros served in the rare disease business of Genzyme, a Sanofi company, where he served as Vice President and Franchise Head of its Pompe disease unit from September 2012 to December 2014. From October 2007 to June 2010, Mr. Ros served at ARIAD Pharmaceuticals, Inc., a global oncology company, most recently as Senior Vice President, Commercial Operations. He started his pharmaceutical career in Bristol-Myers Squibb’s Oncology Division, serving in roles with increasing responsibility from 1990-2007. He received a B.S. from the State University of New York, College at Plattsburgh and completed the Executive Education Program in Finance and Accounting for the Non-Financial Manager at Wharton School of the University of Pennsylvania.

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

We currently have no products approved for sale and are investing a significant portion of our efforts and financial resources to fund the development of our lead product candidate, tazemetostat. We have another product candidate in clinical trials that we are developing pinometostat, and Glaxo Group Limited (an affiliate of GlaxoSmithKline), or GSK, has initiated a Phase 2 clinical trial for a PRMT5 inhibitor that it has licensed from us. In addition, we plan to commence clinical testing in the second half of 2019 of EZM8266, our investigational agent for the treatment of sickle cell disease. However, these development programs are early stage, and all of our other product candidates are still in preclinical development. As a result, our prospects are substantially dependent on our ability, or the ability of any future collaborator, to develop, obtain marketing approval for and successfully commercialize tazemetostat in one or more disease indications. The success of tazemetostat and any other product candidate will depend on several factors, including the following:

•	successful enrollment in, and completion of, clinical trials;
•

safety, tolerability and efficacy profiles that are satisfactory to the U.S. Food and Drug Administration, or FDA, the European Medicines Agency, or EMA, or any comparable foreign regulatory authority for marketing approval;

•	timely receipt of marketing approvals from applicable regulatory authorities and the patient populations for which the approvals are granted;
•	the extent of any required post-marketing approval commitments to applicable regulatory authorities;
•	making arrangements with third-party manufacturers for, or establishing, clinical and commercial manufacturing capabilities;
•	launching commercial sales of the products, if and when approved, whether alone or in collaboration with others;

•	acceptance of the products, if and when approved, by patients, the medical community and third-party payors;
•	effectively competing with other therapies;
•	obtaining and maintaining healthcare coverage and adequate reimbursement;
•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;
•	protecting our rights in our intellectual property portfolio; and
•	maintaining a continued acceptable safety profile of the products following approval.

Many of these factors are beyond our control, including clinical development, the regulatory review process, potential threats to our intellectual property rights and the manufacturing, marketing and sales efforts of any collaborator. If any of these factors adversely affects the development or commercialization of tazemetostat or any other product candidate, we may not be able to successfully develop or commercialize our product candidates on a timely basis or at all, which would materially harm our business.

Clinical drug development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

We are conducting multiple clinical trials of tazemetostat. In addition, GSK’s PRMT5 and PRMT1 inhibitors are in clinical development. The risk of failure for each of these product candidates is high. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans.

Product candidates are subject to preclinical safety studies, which may be conducted prior to or concurrently with clinical testing, as well as continued clinical safety assessment throughout clinical testing. The outcomes of these safety studies or assessments may delay the launch of or enrollment in clinical studies. For example, in the course of our preclinical safety studies of tazemetostat, we observed the development of lymphoma in Sprague Dawley rats. As a result of these findings, coupled with our limited clinical experience in follicular lymphoma, or FL, at the time of the IND submission in December 2015, we were unable to conduct our Phase 2 trial of tazemetostat in FL patients in the United States until the beginning of 2017. In addition, in April 2018, following a safety report of a pediatric patient who developed a secondary T-cell lymphoma in our ongoing Phase 1 clinical trial of tazemetostat in pediatric patients, the FDA issued a partial clinical hold on new enrollment of patients in our ongoing clinical trials of tazemetostat. In the second quarter of 2018, the French National Agency for Medicines and Health Products Safety and Germany’s Federal Institute for Drugs and Medical Devices each placed a comparable partial clinical hold on new patient enrollment. In September 2018, the FDA lifted the partial clinical hold on new patient enrollment in the United States and in November 2018, Germany’s Federal Institute for Drugs and Medical Devices lifted the partial clinical hold in Germany. However, the partial clinical hold in France remains in effect. Following the event, we proactively reconsented all patients in our clinical trials and updated our informed consent form based on the safety report. We also aligned with the FDA and regulators in Germany on certain amendments to our tazemetostat study protocols focused on increasing patient monitoring and putting in place risk-mitigation strategies designed to reduce the risk of potential future secondary malignancies. We have re-activated clinical trial sites in the United States, resuming enrollment in our tazemetostat clinical trials at those sites, and are currently re-activating sites in Germany to resume enrollment there. We are currently engaging with French regulators to work toward a similar resolution regarding the partial clinical hold in France. We have responded to queries from the French regulators for which our responses are currently under final review. We are also working closely with our collaborators to reach a similar resolution for their respective trials in which tazemetostat is being studied in combination with other therapies. If we or our collaborators are unable to fully and adequately address the partial clinical hold to the satisfaction of these regulatory authorities, and other matters such as these when they arise, we may be unable to conduct clinical trials of our product candidates, our trials may be limited to certain patient populations or our ability to conduct other trials in the United States or in other countries may be delayed.

Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. In our FL program, we have engaged in discussions with the FDA regarding the classification of FL patients as EZH2 mutant or wild-type patients. If the FDA does not agree with our classification of patients, particularly the wild-type patients in our studies, the FDA may disagree with our data in our patient population subsets, which could affect our ability to obtain regulatory approval of tazemetostat for one or both of the FL patient populations.

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

•

the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, or participants may drop out of these clinical trials at a higher rate than we anticipate;

•	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
•

we may have to limit the scope of, suspend or terminate clinical trials of our product candidates for various reasons, including a finding that the participants are being exposed to unacceptable health risks;

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

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside of the United States. In particular, because certain of our product candidates may be focused on specific patient populations, our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate. In addition, some of our competitors have ongoing clinical trials for product candidates that may treat the broader patient populations within which our product candidates are being developed for the treatment of a subset of identifiable patients with cancer and other diseases, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. For instance, our ongoing clinical trials of tazemetostat in adult and pediatric patients with INI1-negative tumors are targeting rare patient populations. In addition, our Phase 2 clinical trial of tazemetostat in patients with non-Hodgkin lymphoma, or NHL, has two arms targeting patients with EZH2 activating mutations in their tumors, one in diffuse large B-cell lymphoma, or DLBCL, and one in follicular lymphoma, or FL. Based on the aggregate scientific literature, we believe that patients with these mutations represent approximately 20% of the total GCB DLBCL and FL population in the United States and other major reimbursable markets. In any clinical study, the actual percentage of patients enrolled with these EZH2 mutations may vary from the range suggested by the literature.

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

In April 2018, following a safety report of a pediatric patient who developed a secondary T-cell lymphoma, the FDA issued a partial clinical hold on new enrollment of patients in our ongoing clinical trials of tazemetostat. In the second quarter of 2018, the French National Agency for Medicines and Health Products Safety and Germany’s Federal Institute for Drugs and Medical Devices each took similar actions. In September 2018, the FDA lifted the partial clinical hold on new patient enrollment in the United States and in November 2018, Germany’s Federal Institute for Drugs and Medical Devices lifted the partial clinical hold in Germany. However, the partial clinical hold in France remains in effect. We have responded to queries from the French regulators for which our responses are currently under final review. The safety event may adversely affect enrollment in trials of tazemetostat following resumption of enrollment.

Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our product candidates, and could delay or prevent our ability to obtain marketing approval, which may cause the value of our company to decline and limit our ability to obtain additional financing.

If serious adverse or unacceptable side effects are identified during the development of our product candidates, we may need to abandon or limit our development of some of our product candidates.

If our product candidates are associated with undesirable side effects in preclinical testing or clinical trials or have characteristics that are unexpected in clinical trials or preclinical testing, we may need to abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. In pharmaceutical development, many compounds that initially show promise in early-stage testing for treating cancer are later found to cause side effects that prevent further development of the compound.

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

If we are required to develop a companion diagnostic and if we or our collaborators are unable to successfully develop diagnostics for our therapeutic product candidates when needed, or experience significant delays in doing so, we may not achieve marketing approval or realize the full commercial potential of our therapeutic product candidates.

We may develop, or we may work with collaborators, to develop diagnostics for our therapeutic product candidates to identify patients for our clinical trials who have the specific cancers that we are seeking to treat as appropriate and when existing, available technology may not be sufficient to identify those patients. We do not have experience or capabilities in developing or commercializing diagnostics and plan to rely in large part on third parties to perform these functions. For example, we have entered into an agreement with Roche Molecular to develop and commercialize a diagnostic for use with tazemetostat for NHL patients with EZH2 activating mutations. Companion diagnostics are subject to regulation by the FDA and similar regulatory authorities outside of the United States as medical devices and require separate regulatory approval prior to commercialization. If any third parties that we engage to assist us are unable to successfully develop companion diagnostics that are needed for our therapeutic product candidates, or experience delays in doing so:

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

Since inception, we have incurred significant operating losses. Our net loss was $123.6 million for the year ended December 31, 2018, $134.3 million for the year ended December 31, 2017, and $110.2 million for the year ended December 31, 2016. As of December 31, 2018, we had an accumulated deficit of $586.7 million. To date, we have financed our operations primarily through our collaborations, our public offerings, and private placements of our preferred stock. All of our revenue to date has been collaboration revenue. We have devoted substantially all of our financial resources and efforts to research and development, including clinical and preclinical studies. We are still in the early to middle stages of development of our product candidates, and we have not completed development of any product candidates. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will continue to increase over the next several years if and as we:

•	continue our Phase 2 clinical trial of tazemetostat for the treatment of patients with NHL, including relapsed or refractory FL cohorts in the trial;
•	continue our Phase 2 clinical trial of tazemetostat for the treatment of adult patients with certain molecularly defined solid tumors, including the epithelioid sarcoma cohort in the trial;
•	continue our Phase 1 clinical trial of tazemetostat for the treatment of pediatric patients with certain molecularly-defined solid tumors;

•	continue our Phase 2 clinical trial of tazemetostat in relapsed or refractory patients with mesothelioma characterized by BAP1 loss-of-function;
•

continue our clinical trials of tazemetostat in combination with R-CHOP in first line elderly patients with DLBCL and in combination with Genentech Inc.’s anti-PD-L1 cancer immunotherapy, atezolizumab, in patients with relapsed or refractory DLBCL being conducted by our collaborators;

•	design and conduct a new combination trial of tazemetostat in FL;
•	pay any milestone payments provided for and achieved under the amended and restated collaboration and license agreement with Eisai Co Ltd, or Eisai;
•	complete IND-enabling studies for EZM8266, a G9a inhibitor designed to treat patients with sickle cell disease, and prepare for a Phase 1 study;
•	conduct research and development under our collaboration and license agreements with Celgene and Boehringer Ingelheim International GmbH or Boehringer Ingelheim;
•	continue the research and development of our other product candidates, as well as for Celgene Corporation, or Celgene, under our amended and restated collaboration and license agreement;
•	seek to discover and develop additional product candidates or to expand our product candidates into additional lines of treatment;
•	prepare NDA submissions as we seek regulatory approvals for any product candidates that successfully complete clinical trials;
•	establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any products for which we may obtain regulatory approval;
•	grow our medical affairs organization to support the commercialization efforts of any product candidate that is approved;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional clinical, quality control, manufacturing and scientific personnel; and
•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts.

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

We expect our expenses to increase in connection with our ongoing activities, particularly to fund our tazemetostat development program; make any milestone payments provided for and achieved under the amended and restated collaboration and license agreement with Eisai; continue our collaboration with Celgene; and continue research and development and initiate clinical trials of, and seek regulatory approval for, any future product candidates. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on acceptable terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash, cash equivalents and marketable securities as of December 31, 2018, will be sufficient to fund our planned operating expenses and capital expenditure requirements into the second quarter of 2020, without giving effect to milestone payments we may receive under our collaboration agreements. We have based these expectations on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Our future capital requirements will depend on many factors, including:

•	the progress and results of our ongoing and planned clinical trials of tazemetostat;
•

the number and development requirements of additional indications for tazemetostat and other product candidates that we may pursue, including the scope, progress, results and costs of discovery research, preclinical development, laboratory testing and clinical trials for such product candidates;

•	our ongoing collaboration with Celgene;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	milestones, option exercise fees, license fees, and other collaboration-based revenues, if any;
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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings and license and development agreements with collaboration partners. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

We commenced active operations in early 2008, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our technology, identifying potential product candidates, undertaking preclinical studies and, beginning in 2012, conducting clinical trials. All but four of the product candidates discovered by us are still in preclinical development. We have not yet demonstrated our ability to obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

Based on interactions with the FDA, we have identified a potential path for accelerated approval in epithelioid sarcoma and we are targeting submission of our first new drug application, or NDA, to the FDA for tazemetostat for this indication in the second quarter of 2019. In addition, based on recent interactions with the FDA, we believe we have identified a potential path for accelerated approval of tazemetostat as a monotherapy for relapsed or refractory FL in both EZH2 mutant and wild-type FL patient populations, where patients’ disease has progressed following two or more lines of therapy. Subject to the results of the FL cohorts in our ongoing global Phase 2 study of tazemetostat in NHL, we are targeting submission of an NDA for tazemetostat for this indication in the fourth quarter of 2019.

It is possible that the FDA or any other regulatory authority may refuse to accept our applications for substantive review, or that the FDA or other regulatory authority may conclude after review of our data that our application is insufficient to obtain marketing approval of tazemetostat on an accelerated basis or at all. If the FDA does not agree that we have sufficient data to seek accelerated approval or does not accept or approve one or more of our planned

NDAs for tazemetostat, we may be required to study tazemetostat in additional patients or conduct additional clinical trials, preclinical studies or manufacturing validation studies and submit that data to regulators before our application can be resubmitted or will be reconsidered. Even if the FDA grants accelerated approval for either of our planned NDAs, we may need to conduct a confirmatory program in each indication, which may involve Phase 3 trials that may be expensive and time-consuming and may not confirm such benefit and subject the NDAs to withdrawal.

Moreover, we are planning to submit an NDA for tazemetostat for relapsed or refractory FL in both EZH2 mutant and wild-type FL patient populations. If the FDA only accepts or approves our application for the mutant FL patient population, we may be required to study tazemetostat in additional wild-type FL patients or conduct additional clinical trials or preclinical studies and submit that data to regulators and resubmit an application for that patient population. Depending on the extent of these or any other required trials or studies, submission of our planned NDAs or acceptance or approval of these NDAs for tazemetostat may be delayed by several years, or may require us to expend more resources than we have available. It is also possible that additional trials or studies, if performed and completed, may not be considered sufficient by the FDA to accept or approve the planned NDAs for tazemetostat. Any delay in obtaining, or an inability to obtain, marketing approvals would prevent us from commercializing tazemetostat in the United States and/or abroad, generating revenue and achieving and sustaining profitability. If any of these outcomes occurs, either to tazemetostat or to any future product candidate for which we may seek marketing approval, we may be forced to abandon our development efforts for tazemetostat or such future product candidates, which could significantly harm our business.

Even if any of our product candidates receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.

If any of our product candidates receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. If our product candidates do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	the efficacy and potential advantages compared to alternative treatments;
•	our ability to offer our products for sale at competitive prices;
•	the convenience and ease of administration compared to alternative treatments;
•	the willingness of the patient population to try new therapies and of physicians to prescribe these therapies;
•	the strength of marketing and distribution support;
•	the availability of third-party coverage and adequate reimbursement;
•	the prevalence and severity of any side effects;
•	any safety events that may have occurred in connection with the development of the product candidate; and
•	any restrictions on the use of our products together with other medications.

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

Specifically, there are a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies. Companies that are developing new epigenetic treatments for cancer that target histone methyltransferases, or HMTs, and protein arginine methyltransferases, or PRMTs, include GSK, Novartis AG, Pfizer, Inc., Daiichi Sankyo Company Limited, and Constellation Pharmaceuticals. Further, companies which are known to have EZH2 inhibitor programs or related programs include: Constellation Pharmaceuticals, developing an EZH2 inhibitor (CPI-1205, Phase 1/2 castration-resistant prostate cancer, solid tumors), Novartis AG, developing an EED inhibitor which indirectly blocks EZH2 (MAK683, Phase 1/2, advanced malignancies), Daiichi Sankyo, developing a EZH1/EZH2 dual inhibitor (valemetostat, DS-3201, Phase 1, relapsed or refractory non-Hodgkin lymphomas, AML, and ALL), and Pfizer, developing EZH2 inhibitor PF-06821497, Phase 1, relapsed or refractory SCLC, castration-resistant prostate cancer, follicular lymphoma and diffuse large B-cell lymphoma. In July 2017, GSK discontinued their EZH2 inhibitor program, GSK2816126, which had been in

Phase 1 development in solid tumors and hematological malignancies. In addition, many companies are developing cancer therapeutics that work by targeting epigenetic mechanisms other than HMTs, and some including Celgene, Merck & Co., Inc., Novartis AG, Spectrum Pharmaceuticals, and Eisai, are now marketing cancer treatments that work by targeting epigenetic mechanisms other than HMTs. There are a number of companies currently evaluating investigational agents in the relapsed and refractory follicular lymphoma patient setting. To the best of our knowledge there are no competitive products in development for epithelioid sarcoma

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic products. Generic products are currently on the market for many of the indications that we are pursuing, and additional products are expected to become available on a generic basis over the coming years. If our product candidates achieve marketing approval, we expect that they will be priced at a significant premium over competitive generic products.

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

Even if we are able to commercialize any product candidates, the products may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, which could harm our business.

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

Our ability to commercialize any product candidates successfully also will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Coverage and reimbursement may not be available for any product that we commercialize and, even if these are available, the level of reimbursement may not be satisfactory. Reimbursement may affect the demand for, or the price of, any product candidate for which we obtain marketing approval. Obtaining and maintaining adequate reimbursement for our products may be difficult. We may be required to conduct expensive pharmacoeconomic studies to justify coverage and reimbursement or the level of reimbursement relative to other therapies. If coverage and adequate reimbursement are not available or reimbursement is available only to limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval.

There may be significant delays in obtaining reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or similar regulatory authorities outside of the United States. Moreover, eligibility for reimbursement does not imply that a drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Our inability to promptly obtain coverage and adequate reimbursement rates from both government-funded and private payors for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

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

Our resources for drug development are limited and we do not yet have any capability for sales, marketing or distribution. Accordingly, we have entered into therapeutic collaborations with other companies that we believe can provide such capabilities, including our collaboration and license agreements with Celgene, GSK, and Boehringer Ingelheim. We also rely on Genentech to manage our combination trial of tazemetostat and atezolizumab in relapsed or refractory DLBCL, and on the Lymphoma Study Association to manage our combination study of tazemetostat and R-CHOP in newly diagnosed, elderly, high risk patients with DLBCL. With our reacquisition of tazemetostat rights under our amended and restated collaboration and license agreement with Eisai, we do not have access to Eisai’s capabilities for tazemetostat except with Eisai in Japan. Our collaborations have provided us with important funding for our development programs and product platform and we expect to receive additional funding under these collaborations in the future. Our existing therapeutic collaborations, and any future collaborations we enter into, may pose a number of risks, including the following:

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

Failure of our third-party collaborators to successfully commercialize diagnostics, developed for use with our therapeutic product candidates, if and when needed, could harm our ability to commercialize these product candidates.

We do not plan to develop diagnostics internally and, as a result, we are dependent on the efforts of our third-party collaborators to successfully commercialize diagnostics when existing, available technology may not be sufficient to identify patients for treatment with our therapeutic product candidates. For example, we may rely on Roche Molecular to develop a companion diagnostic for detecting activating mutations in EZH2 in the tazemetostat in NHL program. Our collaborators:

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

If diagnostics for use with our therapeutic product candidates fail to gain market acceptance, our ability to derive revenues from sales of our therapeutic product candidates could be harmed. If our collaborators fail to commercialize these diagnostics, we may not be able to enter into arrangements with another diagnostic company to obtain supplies of an alternative diagnostic test for use in connection with our therapeutic product candidates or do so on commercially reasonable terms, which could adversely affect and delay the development or commercialization of our therapeutic product candidates.

We rely, and expect to continue to rely, on third parties to conduct our clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.

We currently rely on third-party clinical research organizations to conduct our ongoing clinical trials and plan to rely on third-party clinical research organizations or third-party research collaborative groups to conduct our planned clinical trials. We do not plan to independently conduct clinical trials of any future product candidates. We expect to continue to rely on third parties, such as clinical research organizations, research collaborative groups, clinical data management organizations, medical institutions and clinical investigators, to conduct our clinical trials. These agreements might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, our product development activities might be delayed.

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

We also expect to rely on third-party manufacturers or third-party collaborators for the manufacture of commercial supply of any other product candidates for which our collaborators or we obtain marketing approval. We may be unable to establish any agreements with third-party manufacturers or to do so on acceptable terms. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

•	reliance on the third-party for regulatory compliance and quality assurance;
•	the possible breach of the manufacturing agreement by the third party;
•	the possible misappropriation of our proprietary information, including our trade secrets and know-how; and
•	the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.

Third-party manufacturers may not be able to comply with current good manufacturing practices, or cGMP, regulations or similar regulatory requirements outside of the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products.

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

Moreover, we may be subject to a third-party preissuance submission of prior art to the U.S. Patent and Trademark Office, or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. For example, we are involved in an opposition proceeding against one of our European patents, the claims of which cover a method for determining whether a cancer patient is a candidate for treatment with an EZH2 inhibitor based on their EZH2 mutation status.

An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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

Our commercial success depends upon our ability, and the ability of our collaborators, to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. There is considerable intellectual property litigation in the biotechnology and pharmaceutical industries. We may become party to, or threatened with, litigation regarding intellectual property rights with respect to our products and technology. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future.  For example, with respect to tazemetostat, we are aware of U.S. patents held by a third party, which could be construed to cover tazemetostat and its use in certain clinical indications.

In the event that an owner of one or more of these patents were to bring an infringement action against us, we believe we have defenses that we could assert in such event, and additionally in the U.S. Patent & Trademark Office, including the invalidity of the relevant claims of such patents. However, we may not be successful in asserting these defenses, including proving invalidity, and could be found to infringe these third party’s patent.

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

However, we plan to submit an NDA to the FDA for tazemetostat for the treatment of epithelioid sarcoma in the second quarter of 2019 and to submit an NDA to the FDA for tazemetostat for the treatment of relapsed and refractory FL in the fourth quarter of 2019, subject to the results of our ongoing trials in those indications. Failure to obtain marketing approval for tazemetostat or any other product candidate will prevent us from commercializing the product candidate. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party clinical research organizations to assist us in this process.

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

We plan to submit our NDAs for accelerated approval of tazemetostat in patients with epithelioid sarcoma and in patients with relapsed or refractory FL in both EZH2 mutant and wild-type FL patient populations. In order to obtain accelerated approval, we must demonstrate that tazemetostat provides meaningful therapeutic benefit over existing treatments. In addition, as a condition of accelerated approval, we will need to perform post-marketing confirmatory study(ies) to verify and describe the predicted effect on irreversible morbidity or mortality or other clinical endpoints, and if the studies are unsuccessful, tazemetostat may be subject to accelerated withdrawal procedures. In the case of our planned FL submission, if tazemetostat is approved in both EZH2 mutant and wild-type FL patient populations, the FDA could use these post-marketing studies to withdraw our approval if the confirmatory studies demonstrate a clinical benefit.

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

We have obtained orphan drug designations for tazemetostat for the treatment of patients with FL, chordoma, malignant rhabdoid tumors, or MRT, soft tissue sarcoma, or STS, and mesothelioma. The orphan drug designation for the treatment of MRT applies to INI1-negative MRT as well as SMARCA4-negative malignant rhabdoid tumor of ovary, or MRTO. We have also obtained orphan drug designations for tazemetostat for the treatment of patients with FL, DLBCL and malignant mesothelioma in Europe. We may not receive orphan drug designation for these product candidates for other indications, or for any other future clinical candidates we may develop.

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

We have announced that we have received Fast Track designation from the FDA for tazemetostat for patients with relapsed or refractory FL, with or without activating EZH2 mutations, relapsed or refractory DLBCL with EZH2 activating mutations, and metastatic or locally advanced epithelioid sarcoma who have progressed on or following an anthracycline-based treatment regimen. We intend to seek Fast Track designation for tazemetostat for other indications and for our other product candidates as appropriate. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA Fast Track designation. Drugs that have received Fast Track designation from the FDA are eligible for expedited development and priority review, and the opportunity for a rolling review, under certain circumstances. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure that the FDA would decide to grant it. Even if we do receive Fast Track designation, as we have for tazemetostat, we may not experience a faster development process, review or approval compared to conventional FDA procedures. We or the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program.

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

In order to market and sell our products in the European Union and many other foreign jurisdictions, we or our third-party collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside of the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside of the United States, a product must be approved for reimbursement before the product can be approved for sale in that country. We or our third-party collaborators may not obtain approvals from regulatory authorities outside of the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside of the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market.

Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. On March 29, 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty and is scheduled to withdraw from the European Union on March 29, 2019. Since a significant proportion of the regulatory framework in the United Kingdom is derived from European Union directives and regulations, the referendum could materially impact the regulatory regime with respect to the approval of our product candidates in the United Kingdom or the European Union and could prevent or delay our marketing approval in the European Union or United Kingdom in addition to delaying the pricing arrangements or reimbursements for any approved product candidates. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for our product candidates, which could significantly and materially harm our business.

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

The FDA may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product. The FDA and other agencies, including the Department of Justice, or the DOJ, closely regulate and monitor the post-approval marketing and promotion of drugs to ensure they are marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA and DOJ impose stringent restrictions on manufacturers’ communications regarding off label use, and if we do not market our products for their approved indications, we may be subject to enforcement action for off-label marketing. Violations of the Federal Food, Drug, and Cosmetic Act and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription drugs may lead to investigations and enforcement actions alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws.

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

Similarly, failure to comply with the European Union’s and the United Kingdom’s requirements regarding the protection of personal information can also lead to significant penalties and sanctions. The collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the EU, including personal health data, is subject to the EU General Data Protection Regulation, or GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the U.S., and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities.

Our relationships with healthcare providers, physicians and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which, in the event of a violation, could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with healthcare providers, physicians and third-party payors may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

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
•

analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws and transparency statutes, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers.

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

The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the European Union. The provision of benefits or advantages to physicians is governed by the national anti-bribery laws of European Union Member States, such as the U.K. Bribery Act 2010. Infringement of these laws could result in substantial fines and imprisonment.

Payments made to physicians in certain European Union Member States must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization and/or the regulatory authorities of the individual European Union Member States. These requirements are provided in the national laws, industry codes or professional codes of conduct applicable in the European Union Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

Efforts to ensure that our business with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. We do not have a fully developed compliance program and are in the process of establishing a more robust compliance infrastructure to address our needs in this area. We may fail to establish appropriate compliance measures, and even with a stronger program in place, it is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, imprisonment, exclusion of products from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. If any of the physicians or other healthcare providers or entities with whom we expect to do business is found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

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

With enactment of the Tax Cuts and Jobs Act of 2017, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, will become effective in 2019. According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise. Further, each chamber of the Congress has put forth multiple bills designed to repeal or replace portions of the PPACA. Although none of these measures has been enacted by Congress to date, Congress may consider other legislation to repeal and replace elements of the PPACA. The Congress will likely consider other legislation to replace elements of the PPACA, during the next Congressional session.

The Trump Administration has also taken executive actions to undermine or delay implementation of the ACA. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One Executive Order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. In addition, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. The effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known.

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

In some countries, particularly the countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our ability to generate revenues and become profitable could be impaired, or our business could be harmed, possibly materially.

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

Our internal information systems, or those of any collaborators, contractors, consultants, vendors, business partners or other third parties, may fail or suffer security breaches, which could result in a material disruption of our product development programs.

We collect, store and transmit large amounts of confidential information, including personal information and information relating to intellectual property, on internal information systems and through the information systems of our collaborators, contractors, consultants, vendors, business partners or other third parties.

Despite the implementation of security measures, our internal information systems and those of third parties are vulnerable to damage from computer viruses, malware, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Such systems are also vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees, our collaborators, contractors, consultants, vendors, business partners and other third parties, or from cyber-attacks by malicious third parties over the Internet or through other mechanisms. Cyber-attacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyber-attacks could include the deployment of harmful malware, ransomware, denial of service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. Cyber-attacks also could include phishing attempts or e-mail fraud to cause payments or information to be transmitted to an unintended recipient.

While we have not experienced any such material system failure, accident, cyber-attack or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs, clinical trials and business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions, in addition to possibly requiring substantial expenditures of resources to remedy. For example, the loss of clinical trial data from clinical trials could result in delays or termination of our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.  In addition, as risks with respect to our information systems continue to evolve, we will incur additional costs to maintain the security of our information systems and comply with evolving laws and regulations pertaining to cybersecurity and related areas. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, including regulatory fines and other losses with respect to privacy claims, enrollment in our clinical trials could be negatively affected, our competitive position and reputation could be harmed and the further development and commercialization of our product candidates could be delayed.

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

We expect to expand our development and regulatory capabilities and implement sales, marketing and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

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

Our stock price has been and may in the future be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. From January 1, 2016 until February 25, 2019, the sale price of our common stock as reported on the Nasdaq Global Select Market ranged from a high of $28.48 to a low of $5.14. The market price for our common stock may be influenced by many factors, including:

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

The Tax Cuts and Jobs Act of 2017 could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act of 2017, which significantly revised the Internal Revenue Code of 1986, as amended. The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain and our business and financial condition could be adversely affected. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

We will continue to incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to compliance initiatives and corporate governance practices.

As a public company, and particularly now that we are no longer an emerging growth company as of January 1, 2019, we will continue to incur significant legal, accounting and other expenses. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Global Select Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel will need to continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and make some activities more time-consuming and costly.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting. Now that we are no longer an emerging growth company, we are also required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we have and will need to continue to dedicate internal resources, engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. If we or our auditors identify one or more material weaknesses, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

Our headquarters are located in Cambridge, Massachusetts, where we occupy approximately 43,066 square feet of office and laboratory space. The term of the Cambridge lease expires November 30, 2022. In addition, we occupy approximately 6,830 square feet of office space in Durham, North Carolina. The term of the Durham lease expires on November 30, 2020. In January 2019, we entered into a sublease agreement to lease all of our office space in North Carolina to a subtenant through a lease term that expires on November 29, 2020.

Item 3.	Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Global Select Market under the symbol “EPZM.” Trading of our common stock commenced on May 31, 2013, following the completion of our initial public offering. The following table sets forth the high and low sale prices per share of our common stock, as reported on the Nasdaq Global Select Market, for the periods indicated:

	Market Price
	High	Low
Year ended December 31, 2018:
Fourth quarter	$11.00	$5.14
Third quarter	$14.25	$8.61
Second quarter	$18.70	$12.56
First quarter	$21.40	$12.35
Year ended December 31, 2017:
Fourth quarter	$20.45	$11.35
Third quarter	$20.00	$11.15
Second quarter	$18.50	$9.30
First quarter	$17.80	$9.45

As of February 15, 2019, the number of holders of record of our common stock was 16. This number does not include beneficial owners whose shares are held in street name.

Dividends

We have never declared or paid cash dividends on our capital stock. We intend to retain all of our future earnings, if any, to finance the growth and development of our business. We do not intend to pay cash dividends to our stockholders in the foreseeable future.

Stock Performance Graph

The following graph shows a comparison from December 31, 2013 through December 31, 2018 of the cumulative total return on an assumed investment of $100.00 in cash in our common stock, the Nasdaq Composite Index and the NASDAQ Biotechnology Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and NASDAQ Biotechnology Index assume reinvestment of dividends.

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

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Collaboration revenue	$21,700	$10,000	$8,007	$2,560	$41,411
Operating expenses:
Research and development	105,833	109,661	91,461	111,209	75,595
General and administrative	43,972	37,181	28,372	23,900	20,866
Total operating expenses	149,805	146,842	119,833	135,109	96,461
Operating loss	(128,105)	(136,842)	(111,826)	(132,549)	(55,050)
Other income, net	4,532	2,197	1,614	173	154
Income tax benefit (expense)	(57)	336	—	—	(109)
Net loss	$(123,630)	$(134,309)	$(110,212)	$(132,376)	$(55,005)
Basic and diluted loss per share allocable to common stockholders	$(1.72)	$(2.18)	$(1.93)	$(3.32)	$(1.67)
Basic and diluted weighted average shares outstanding	71,864	61,471	57,126	39,839	33,027

	As of December 31,
	2018	2017	2016	2015	2014
	(In thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$86,671	$226,664	$77,895	$208,323	$190,095
Marketable securities	153,633	49,775	164,297	—	—
Total assets	275,501	289,359	252,441	217,903	199,203
Deferred revenue	17,106	28,809	28,809	30,709	23,151
Total stockholders’ equity	233,009	235,371	201,700	169,532	160,282

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a late-stage biopharmaceutical company that is committed to rewriting treatment for people with cancer and other serious diseases through the discovery, development, and commercialization of novel epigenetic medicines. By focusing on the genetic drivers of disease, our science seeks to match targeted medicines with the patients who need them. We are developing our lead product candidate, tazemetostat, an oral, first-in-class, selective small molecule inhibitor of the EZH2 histone methyltransferase, or HMT, for the treatment of a broad range of cancer types in multiple treatment settings, and developing our novel G9a program, EZM8266, for the treatment of sickle cell disease, or SCD.

We have taken a “pipeline in a product” approach to developing tazemetostat with a broad clinical development program through company-sponsored studies and collaborations. This program is evaluating tazemetostat as both a monotherapy and combination treatment in hematological malignancies and solid tumors for both late and early lines of treatment. Tazemetostat has shown meaningful clinical activity as a monotherapy in multiple cancer indications and has been generally well-tolerated across clinical trials to date. Based on positive data in our two lead indications, epithelioid sarcoma and follicular lymphoma, or FL, and interactions with the United States Food and Drug Administration, or the FDA, we are planning to submit New Drug Applications, or NDAs, for accelerated approval of tazemetostat for each proposed indication in 2019, subject to the results of our ongoing trials in those indications.

In our hematological malignancy program, we are conducting a multi-cohort, global Phase 2 study evaluating tazemetostat’s treatment potential in patients with relapsed or refractory non-Hodgkin lymphoma, or NHL. Two cohorts are evaluating tazemetostat as a monotherapy for patients with relapsed or refractory FL, one of the most prevalent forms of NHL, both with and without EZH2 activating mutations. In December 2018, we completed target enrollment of FL patients in our study, with 54 patients with wild-type EZH2 and 45 patients with EZH2 activating mutations. Based on interactions with the FDA, we believe we have identified a path to submission for accelerated approval of tazemetostat in FL patients with either an EZH2 activating mutation or wild-type EZH2, whose disease has progressed following two or more lines of therapy. We are targeting submission of an NDA for accelerated approval for tazemetostat for FL in this population in the fourth quarter of 2019, subject to the results of our ongoing trial in this indication.

As part of an accelerated approval strategy, we will need to conduct a confirmatory clinical program to verify clinical benefit and support the full approval of tazemetostat. We intend to review our proposed confirmatory program with the FDA, and to finalize its design in the first half of 2019. We hope to leverage the confirmatory program to expand tazemetostat into the second-line treatment setting for patients with FL, both with and without EZH2 activating mutations. In addition, we plan to evaluate tazemetostat treatment in combination with other therapies. In mid-2019, we anticipate initiating a combination study that would compare tazemetostat plus rituximab and Revlimid, a chemotherapeutic-free treatment regimen referred to as R2, versus R2 with placebo in patients with relapsed or refractory FL, both with and without EZH2 activating mutations. In addition, we are finalizing plans for a trial of tazemetostat in combination with rituxan for the treatment of patients with relapsed and refractory FL. Based on clinical activity observed with tazemetostat in combination with R-CHOP as a front-line treatment for patients with diffuse large B-cell lymphoma, or DLBCL, we are evaluating the opportunity to investigate this combination as a front-line treatment for patients with FL. In collaboration with The Lymphoma Study Association, or LYSA, we are continuing to evaluate tazemetostat with R-CHOP as a front-line treatment for high-risk patients with DLBCL. In addition, Genentech Inc., or Genentech, is evaluating the combination of tazemetostat with its checkpoint inhibitor, Tecentriq (atezolizumab), for the treatment of patients with relapsed or refractory DLBCL, with preliminary data expected from that study in 2019.

In our solid tumor program, we are evaluating tazemetostat’s treatment potential in adults and children with molecularly defined solid tumors, including INI1- and SMARCA4-negative tumors, which we collectively refer to as INI1-negative tumors. We are conducting a multi-cohort global Phase 2 trial of tazemetostat in adults with INI1-negative tumors, including epithelioid sarcoma or chordoma. Based on positive data that we have observed in patients with epithelioid sarcoma in the ongoing Phase 2 study, we are targeting submission of our first NDA for accelerated approval of tazemetostat for the treatment of epithelioid sarcoma in the second quarter of 2019. In connection with this submission, we will need to conduct a confirmatory program to verify clinical benefit and support the full approval of tazemetostat. We plan to explore with the FDA utilizing the natural history study in epithelioid sarcoma that we are conducting to serve as confirmatory evidence required in connection with any accelerated approval. The cohort of patients in the phase 2 study of chordoma patients is ongoing, and we are evaluating tazemetostat in the dose-expansion portion of a Phase 1 study in pediatric patients with INI1-negative tumors, with plans to report updated data in 2019.

We own the global development and commercialization rights to tazemetostat outside of Japan. Eisai Co. Ltd, or Eisai, holds the rights to develop and commercialize tazemetostat in Japan. We intend to build a focused field presence and marketing capabilities to commercialize tazemetostat for the epithelioid sarcoma and follicular lymphoma indications in the United States. We have begun building the infrastructure necessary to support the launch and marketing of tazemetostat for epithelioid sarcoma, and believe we can adequately address this patient population through a modest field force of less than 25 professionals. For geographies outside the United States, we are evaluating the most efficient path to reach patients, including through potential collaborations.

Tazemetostat is covered by claims of U.S. and European composition of matter patents, which are expected to expire in 2032, exclusive of any patent term or other extensions. Tazemetostat has been granted Fast Track designation by the FDA in patients with relapsed or refractory FL, with or without activating EZH2 mutations, relapsed or refractory DLBCL with EZH2 activating mutations and metastatic or locally advanced epithelioid sarcoma who have progressed on or following an anthracycline-based treatment regimen. The FDA has also granted orphan drug designation to tazemetostat for the treatment of patients with FL, malignant rhabdoid tumors, or MRT, soft tissue sarcoma, or STS, and mesothelioma. The orphan drug designation for the treatment of MRT applies to INI1-negative MRT as well as SMARCA4-negative malignant rhabdoid tumor of ovary, or MRTO.

Beyond tazemetostat, we are building an early pipeline to further support our leadership in epigenetics. We are developing our wholly-owned G9a candidate, EZM8266, for the treatment of people with sickle cell disease. We have completed IND-enabling studies for this program and plan to begin clinical evaluation with a safety and dose-finding study in the second half of 2019. In November 2018, we entered a strategic collaboration with Boehringer Ingelheim International GmbH, or Boehringer Ingelheim, focused on the research, development and commercialization of novel small molecule inhibitors, discovered by us, directed toward two previously unaddressed epigenetic targets as potential therapies for people with cancer. Specifically, these targets are enzymes within the helicase and histone acetyltransferase, or HAT, families that when dysregulated have been linked to the development of cancers that currently lack therapeutic options. We also have collaborations with Glaxo Group Limited (an affiliate of GlaxoSmithKline), or GSK, focused on the development of PRMT inhibitors discovered by us, and with Celgene Corporation and Celgene RIVOT Ltd., an affiliate of Celgene Corporation, which we collectively refer to as Celgene, focused on the development of pinometostat and small molecule inhibitors directed to three HMT targets.

Through December 31, 2018, we have raised an aggregate of $988.2 million to fund our operations, of which $232.8 million was non-equity funding through our collaboration agreements, $679.4 million was from the sale of common stock in our public offerings and $76.0 million was from the sale of redeemable convertible preferred stock. As of December 31, 2018, we had $240.3 million in cash, cash equivalents and marketable securities.

We commenced active operations in early 2008, and since inception, have incurred significant operating losses. As of December 31, 2018, our accumulated deficit totaled $586.7 million. As a late stage company, we expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect our expenses to increase in connection with our ongoing activities, including our continued execution on our clinical development and commercialization plans for tazemetostat.

Collaborations

Refer to Item 1, Business--Our Collaborations and Note 9, Collaborations, of the notes to our consolidated financial statements in Item 15 of this Annual Report on Form 10-K for a description of the key terms of our arrangements with Boehringer Ingelheim, Eisai, Celgene and GSK, as well as the related accounting and revenue recognition considerations.

Results of Operations for the Years Ended December 31, 2018, 2017 and 2016

Collaboration Revenue

The following is a comparison of collaboration revenue for the years ended December 31, 2018, 2017, and 2016:

	Year Ended December 31,
	2018	2017	Change	%
	(In millions)
Collaboration revenue	$21.7	$10.0	$11.7	117.0%

	Year Ended December 31,
	2017	2016	Change	%
	(In millions)
Collaboration revenue	$10.0	$8.0	$2.0	25.0%

Our revenue consists of collaboration revenue, including amounts recognized from deferred revenue related to upfront payments for licenses or options to obtain licenses in the future, research and development services revenue earned and milestone payments earned under collaboration and license agreements with our collaboration partners.

The following tables summarize our collaboration revenue, by collaboration partner, for the years ended December 31, 2018, 2017, and 2016:

	Year Ended December 31,
	2018	2017	Change	%
	(In millions)
Collaboration Partner

GSK:	$20.0	$10.0	$10.0	100.0%

BI:	1.7	—	1.7	100.0%
	$21.7	$10.0	$11.7	117.0%

	Year Ended December 31,
	2017	2016	Change	%
	(In millions)
Collaboration Partner

GSK:	$10.0	$6.0	$4.0	66.7%

Celgene:	—	1.9	(1.9)	-100.0%

Other	—	0.1	(0.1)	-100.0%
	$10.0	$8.0	$2.0	25.0%

Collaboration revenue for the year ended December 31, 2018 increased $11.7 million as compared to the year ended December 31, 2017, primarily as a result of the achievement of a $12.0 million milestone and a $8.0 million milestone under our agreement with GSK and $1.7 million related to the commencement of services under our agreement with Boehringer Ingelheim during 2018, as compared to the achievement of a $10.0 million milestone with GSK in 2017. Collaboration revenue for the year ended December 31, 2017 increased $2.0 million as compared to the year ended December 31, 2016, primarily as a result of the achievement of a $10.0 million milestone under our agreement with GSK during 2017 as compared to the achievement of a $6.0 million milestone under our agreement with GSK during 2016 and the recognition of $1.9 million in upfront revenue under our agreement with Celgene in 2016.

GSK. Through December 31, 2018, we have earned a total of $89.0 million under the GSK agreement, which we recognized as collaboration revenue in the consolidated statements of operations and comprehensive loss, including $12.0 million in preclinical and research and development milestone revenue earned in 2018 upon GSK’s dosing of a patient in a Phase 2 clinical trial of GSK3326595, a PRMT5 inhibitor discovered by us and licensed to GSK under the collaboration agreement, and $8.0 million in research and development milestone revenue earned in the fourth quarter of 2018 related to the second target in the collaboration, upon GSK’s dosing of a patient in a Phase 1 clinical trial, both for a first-in-class methyltransferase inhibitor discovered by us and licensed to GSK. In the year ended December 31, 2017, revenue attributable to the GSK collaboration reflects the $10.0 million in preclinical and research and development milestone revenue earned in May 2017 related to the second target in the collaboration, upon GSK’s initiation of good laboratory practices toxicology studies for a first-in-class methyltransferase inhibitor discovered by us and licensed to GSK. In the year ended December 31, 2016, revenue attributable to the GSK collaboration reflects the $6.0 million milestone earned upon GSK’s initiation of patient dosing in a Phase 1 clinical trial of GSK3326595, a PRMT5 inhibitor discovered by us and licensed to GSK under the collaboration agreement. Since we have no further performance obligations under the GSK collaboration, future revenues under the collaboration will relate to milestone payments and royalties received under the agreement, if any.

Boehringer Ingelheim. In the year ended December 31, 2018, we recognized $1.7 million in collaboration revenue as part of our Boehringer Ingelheim collaboration. Under the agreement we received $15.0 million in an upfront payment from Boehringer Ingelheim for our license to inhibitor technology of two undisclosed targets and will receive $5.0 million in research funding in 2019. The $1.7 million in revenue was recognized as the Company performed research services. The remaining consideration will be recognized in 2019 as services are performed.

Celgene. In the years ended December 31, 2017 and 2018, no collaboration revenue was recognized as part of our Celgene collaboration. Collaboration revenue attributed to the Celgene collaboration in the year ended December 31, 2016 reflects the recognition of $1.9 million in deferred revenue as upfront revenue recognized under the agreement.

As of December 31, 2018, we have total deferred revenue of $17.1 million, of which $13.3 million is in current liabilities on our consolidated balance sheet and relates to the upfront payment received under our Boehringer Ingelheim collaboration agreement and $3.8 million is in noncurrent liabilities on our consolidated balance sheet and relates to our Celgene collaboration, attributable to options for the non-pinometostat targets that are subject to the collaboration. We satisfied all of our obligations related to pinometostat under the collaboration as of December 31, 2016. As a result of the adoption of the new revenue accounting guidance, ASC 606, Revenue From Contracts with Customers, in the first quarter of 2018, as described in Note 2, Summary of Significant Accounting Policies—Recent Accounting Pronouncements, in the accompanying Notes to Consolidated Financial Statements included in Item 15. of Part IV of this Annual Report on Form 10-K, our noncurrent deferred revenue balance changed from the year ended December 31, 2017.

Research and Development

Research and development expenses consist of expenses incurred in performing research and development activities, including clinical trials and related clinical manufacturing expenses, fees paid to external providers of research and development services, third-party clinical research organizations, or CROs, compensation and benefits for full-time research and development employees, facilities expenses, overhead expenses, and other outside expenses. Most of our research and development costs are external costs, which we track on a program-by-program basis. Our internal research and development costs are primarily compensation expenses for our full-time research and development employees, including stock-based compensation expense.

In our early-stage research, we identify and prioritize novel CMPs that are implicated in cancer and other diseases, and seek to develop potent and selective small molecule inhibitors of these targets. During this phase of research, our external costs primarily relate to lead discovery, biology, drug metabolism and pharmacokinetics and chemistry services from a multinational network of third-party providers of research and development services. As our product candidates progress into preclinical and clinical development, external costs are driven by clinical trial costs, manufacturing expenses, and third-party research and development expenses.

In circumstances where our collaboration and license agreements provide for equally co-funded global development under joint risk sharing collaborations, and where we are the study sponsor, such as our Celgene collaboration, amounts received for co-funding are recorded as a reduction to research and development expense.

The following is a comparison of research and development expenses for the years ended December 31, 2018, 2017, and 2016:

	Year Ended December 31,
	2018	2017	Change	%
	(In millions)
Research and development	$105.8	$109.7	$(3.9)	-3.6%

	Year Ended December 31,
	2017	2016	Change	%
	(In millions)
Research and development	$109.7	$91.5	$18.2	19.9%

During the year ended December 31, 2018, total research and development expenses decreased by $3.9 million compared to the year ended December 31, 2017, primarily due to decreases in our discovery research activities due to a greater focus on our most advanced programs and decreases in clinical trial expenses, offset by greater tazemetostat manufacturing costs.

During the year ended December 31, 2017 total research and development expenses increased by $18.2 million compared to the year ended December 31, 2016, primarily due to increased tazemetostat manufacturing activities, tazemetostat clinical development, expansion of activities related to our drug platform and target families, and research activities related to advancing our next development candidate.

The following table illustrates the components of our research and development expenses:

	Year Ended December 31,
Product Program	2018	2017	Change	%
	(In millions)
External research and development expenses:
Tazemetostat and related EZH2 programs	$49.5	$54.2	(4.7)	-8.7%
Pinometostat and related DOT1L programs	0.0	0.8	(0.8)	-100.0
Discovery and preclinical stage product programs, collectively	16.0	17.9	(1.9)	-10.6
Unallocated personnel and other expenses	40.3	36.8	3.5	9.5
Total research and development expenses	$105.8	$109.7	$(3.9)	-3.6%

	Year Ended December 31,
Product Program	2017	2016	Change	%
	(In millions)
External research and development expenses:
Tazemetostat and related EZH2 programs	$54.2	$39.9	$14.3	35.8%
Pinometostat and related DOT1L programs	0.8	2.6	(1.8)	-69.2
Discovery and preclinical stage product programs, collectively	17.9	18.9	(1.0)	-5.3
Unallocated personnel and other expenses	36.8	30.1	6.7	22.3
Total research and development expenses	$109.7	$91.5	$18.2	19.9%

External research and development costs include external manufacturing costs related to the acquisition of active pharmaceutical ingredient and manufacturing of clinical drug supply, ongoing clinical trial costs, discovery and preclinical research in support of the tazemetostat program and expenses associated with our companion diagnostic program.

External research and development expenses for tazemetostat and related EZH2 programs decreased $4.7 million for the year ended December 31, 2018 compared to the year ended December 31, 2017. The decrease in tazemetostat related spending in the year ended December 31, 2018 is primarily a result of a decreased clinical spending as a result of the partial clinical holds on the enrollment of new patients in the United States, France and Germany, offset by an increase in tazemetostat manufacturing costs.

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

External research and development expenses for pinometostat and related DOT1L programs for the year ended December 31, 2018 decreased $0.8 million when compared to the year ended December 31, 2017. There were no costs incurred related to pinometostat in 2018. The costs incurred related to pinometostat in the year ended December 31, 2017 were primarily associated with costs attributed to the CRADA with the NCI. External research and development expenses for pinometostat decreased by $1.8 million for the year ended December 31, 2017 compared to 2016. The decline in program spending reflects our completion of the pinometostat Phase 1 clinical trials during the fourth quarter of 2016 and the associated reduction in costs. The costs incurred related to pinometostat in year ended December 31, 2016 are primarily associated with study closeout and final reporting activities on the Phase 1 clinical trials, as well as costs attributed to the CRADA with the NCI entered into in October 2016.

External research and development expenses for discovery and preclinical stage product programs decreased $1.9 million for the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily related to decreased spending for discovery research activities, offset by increased development activities related to our novel G9a program, EZM8266, for the potential treatment of sickle cell disease. External research and development expenses for discovery and preclinical stage product programs decreased $1.0 million for the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily related to a greater focus on more mature existing targets and reduced efforts on the discovery of new chemical matter.

Unallocated personnel and other expenses are comprised of compensation expenses for our full-time research and development employees and other general research and development expenses. Unallocated personnel and other expenses for the year ended December 31, 2018 increased $3.5 million compared to the year ended December 31, 2017. The increase in unallocated personnel and other expenses was primarily due to growth in our internal development functions and the associated third-party costs to support tazemetostat and the anticipated submission of our first NDA in the second quarter of 2019. Unallocated personnel and other expenses for the year ended December 31, 2017 increased $6.7 million compared to the year ended December 31, 2016. The increase in unallocated personnel and other expenses in the year ended December 31, 2017 was primarily due to the expansion of our development organization to support expanded tazemetostat clinical trials, chemistry, manufacturing and controls, translational medicine, data analytics and regulatory activities. Costs incurred in 2016 related to the expansion of our development organization to support expanded tazemetostat clinical trials, chemistry, manufacturing and controls, translational medicine, data analytics and regulatory activities.

We expect research and development expenses will remain consistent in 2019, as we continue our clinical trial expenses for tazemetostat and focus on our most advanced discovery stage research programs.

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

The following is a comparison of general and administrative expenses for the years ended December 31, 2018, 2017, and 2016:

	Year Ended December 31,
	2018	2017	Change	%
	(In millions)
General and administrative	$44.0	$37.2	$6.8	18.3%

	Year Ended December 31,
	2017	2016	Change	%
	(In millions)
General and administrative	$37.2	$28.4	$8.8	31.0%

For the year ended December 31, 2018, our general and administrative expenses increased $6.8 million compared to the year ended December 31, 2017, primarily due to an increase in medical affairs and commercial costs as a result of organizational development in preparation for commercialization of tazemetostat. For the year ended December 31, 2017, our general and administrative expenses increased $8.8 million compared to the year ended December 31, 2016, primarily due to an increase in consulting services as a result of rapid organizational development, including preparation for commercialization, and increased intellectual property legal fees associated with potential drug research candidates. General and administrative costs incurred in 2016 primarily related to higher compensation-related expenses associated with additions to the senior leadership team in the first half of 2016, as well as increased investment in business development activities and pre-commercial activities related to tazemetostat.

We expect that general and administrative expenses will increase in 2019, as we plan to increase our commercial activities, including the continued build out of our medical affairs and commercial organizations.

Other Income, Net

The following is a comparison of other income, net for the years ended December 31, 2018, 2017, and 2016:

	Year Ended December 31,
	2018	2017	Change	%
	(In millions)
Other income, net
Interest income, net	$4.6	$2.2	2.4	109.1%
Other income, net	—	—	—	0.0
Other income, net	$4.6	$2.2	$2.4	109.1%

	Year Ended December 31,
	2017	2016	Change	%
	(In millions)
Other income, net
Interest income, net	$2.2	$1.5	$0.7	46.7%
Other income, net	—	0.1	(0.1)	-100.0
Other income, net	$2.2	$1.6	$0.6	37.5%

Other income, net consists of interest income earned on our cash equivalents and marketable securities, net of imputed interest expense paid under our capital lease obligation, and other income recorded from a tax incentive award received in 2013. Other income is mainly comprised of net interest income, which increased $2.4 million for the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily due to active management of our investment portfolio, an increase in investment yields, and an increased cash balance as a result of the October 2018 follow-on offering. Net interest income increased $0.7 million for the year ended December 31, 2017 compared to the year ended December 31, 2016, primarily due to an increased cash balance as a result of the September 2017 follow-on offering. Net interest income in the year ended December 31, 2016 reflects an increased cash balance as a result of the January 2016 follow-on offering and the purchases of short term interest bearing securities in 2016.

Income Tax Benefit

We evaluated the expected recoverability of our net deferred tax assets as of December 31, 2018 and 2017, and determined that, with the exception of the deferred tax asset related to alternative minimum tax, or AMT, credits, there was insufficient positive evidence to support the recoverability of these net deferred tax assets. The AMT credit becomes refundable no later than 2022 under the Tax Cuts and Jobs Act, and as such, the related deferred tax asset will be able to be realized. The corresponding valuation allowance of $368,000 was reversed as of December 31, 2017 and recognized as a tax benefit. Fifty percent of the deferred tax asset related to the AMT Credit is refundable with the filing of the 2018 tax return. As such, as of December 31, 2018, $184,000 of the deferred tax asset was reclassified to an income tax receivable. There was no tax benefit or provision as a result of the asset reclassification on the balance sheet.

Liquidity and Capital Resources

Through December 31, 2018, we have raised an aggregate of $988.2 million to fund our operations, of which $232.8 million was non-equity funding through our collaboration agreements, $679.4 million was from the sale of common stock in our public offerings and $76.0 million was from the sale of redeemable convertible preferred stock. As of December 31, 2018, we had $240.3 million in cash, cash equivalents and marketable securities.

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

Funding Requirements

Our primary uses of capital are, clinical trial costs, third-party research and development services, expenses related to preparation for commercialization, compensation and related expenses, laboratory and related supplies, our potential future milestone payment obligations to Eisai and Roche Molecular under the amended Eisai collaboration agreement and Roche Molecular companion diagnostic agreement, legal and other regulatory expenses and general overhead costs.

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

Outlook

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash, cash equivalents and marketable securities as of December 31, 2018, will be sufficient to fund our planned operating expenses and capital expenditure requirements into the second quarter of 2020, without giving effect to any potential option exercise fees or milestone payments we may receive under our collaboration agreements. We have based this estimate on assumptions that may prove to be wrong, particularly as the process of testing product candidates in clinical trials is costly and the timing of progress in these trials is uncertain. As a result, we could use our capital resources sooner than we expect.

Cash Flows

The following is a summary of cash flows for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	Change	%
	(In millions)
Net cash used in operating activities	$(121.6)	$(120.4)	(1.2)	1.0%
Net cash (used in) provided by investing activities	(102.6)	113.3	(215.9)	190.6
Net cash provided by financing activities	84.2	155.9	(71.7)	46.0

	Year Ended December 31,
	2017	2016	Change	%
	(In millions)
Net cash used in operating activities	$(120.4)	$(96.4)	(24.0)	24.9%
Net cash provided by (used in) investing activities	113.3	(165.4)	278.7	-168.5
Net cash provided by financing activities	155.9	131.4	24.5	18.6

Net Cash Used in Operating Activities

Net cash used in operating activities was $121.6 million during the year ended December 31, 2018 compared to $120.4 million during the year ended December 31, 2017. The increase in net cash used in operating activities primarily relates to the decrease in net loss in the period compared to 2017, a net increase in non-cash stock-based compensation, partially offset by a decrease in net depreciation and amortization and changes in working capital. The most significant items affecting working capital in the year ended December 31, 2018 includes accounts receivable related to the milestone revenue recognized under the GSK agreement and current deferred revenue associated with the BI Agreement.

Net cash used in operating activities was $120.4 million during the year ended December 31, 2017 compared to $96.4 million during the year ended December 31, 2016. The increase in net cash used in operating activities primarily relates to the increase in net loss in the period compared to 2016, partially offset by changes in working capital.

Net Cash Used in Investing Activities

Net cash used in investing activities during the year ended December 31, 2018 reflects $298.7 million of purchases of available-for-sale securities and $0.3 million of purchases of property and equipment, offset by maturities of available-for-sale securities of $196.4 million.

Net cash provided by investing activities during the year ended December 31, 2017 reflects $126.4 million of purchases of available-for-sale securities and $1.0 million of purchases of property and equipment, offset by maturities of available-for-sale securities of $240.7 million.

Net cash used in investing activities during the year ended December 31, 2016 reflects $229.9 million of purchases of available for sale securities and $0.6 million of purchases of property and equipment, offset by maturities/sales of available for sale securities of $65.1 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $84.2 million during the year ended December 31, 2018 primarily reflects net cash received from the sale of common stock in our public offerings in the fourth quarter of 2018 of $81.7 million, cash received from stock option exercises of $1.9 million, and the purchases of shares under our employee stock purchase plan of $0.7 million, partially offset by the payments under our capital lease obligation of $0.1 million.

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

Contractual Obligations and Contingent Liabilities

The following summarizes our significant contractual obligations as of December 31, 2018:

Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(In thousands)
Real estate leases (1)	$14,099	$3,552	$7,215	$3,332	$—
Capital leases (2)	69	16	35	18	—
Total obligations	$14,168	$3,568	$7,250	$3,350	$—

(1)

Real Estate Leases. Real estate leases represent future minimum lease payments under non-cancelable operating leases in effect as of December 31, 2018. The minimum lease payments above do not include common area maintenance charges or real estate taxes to the extent applicable.

(2)	Capital Leases. Capital leases relate to lease of computer hardware and related equipment.

In addition to commitments under leasing arrangements described in the table above, as of December 31, 2018, we have committed to fund $8.4 million of remaining development costs payable to Roche Molecular, expected to be paid through 2020 upon certain development and regulatory milestones, under an amended companion diagnostic agreement. The agreement was amended in March 2018. Under the amended agreement, we are responsible for remaining development costs of $10.4 million due under the agreement as of March 2018 and Eisai has agreed to reimburse us for $0.9 million of this amount related to a regulatory milestone for Japan. We expect the remaining development costs under the amended agreement to be incurred and paid through 2020. In addition, the contractual obligations table does not include potential future milestones or royalties that we may be required to make under license and collaboration agreements, including potential future milestones or royalties payable to Eisai under the amended collaboration and license agreement, due to the uncertainty of the occurrence of the events requiring payment under these agreements. Upon the execution of the amended and restated collaboration agreement in March 2015, we agreed to pay Eisai a $40.0 million upfront payment. We also agreed to pay Eisai up to $20.0 million in clinical development milestone payments, including a $10.0 million milestone upon the earlier of initiation of a phase 3 clinical trial of any EZH2 product or the first submission of an NDA or MAA, up to $50.0 million in regulatory milestone payments, including a $25.0 million milestone payment upon regulatory approval of the first NDA or MAA, and royalties at a percentage in the mid-teens on worldwide net sales of any EZH2 product, excluding net sales in Japan.

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

Revenue Recognition

Effective January 1, 2018, we adopted Accounting Standards Codification, or ASC, Topic 606, Revenue from Contracts with Customers, or ASC 606, using the modified retrospective transition method. Under this method, results for reporting periods beginning after January 1, 2018 are presented pursuant to ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with ASC 605. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We only apply the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

We have entered into collaboration and license agreements, which are within the scope of ASC 606, to discover, develop, manufacture and commercialize product candidates. The terms of these agreements typically contain multiple promises or obligations, which may include: (i) licenses, or options to obtain licenses, to compounds directed to specific HMT targets (referred to as “exclusive licenses”) and (ii) research and development activities to be performed on behalf of the collaboration partner related to the licensed HMT targets. Payments to us under these agreements may include non-refundable license fees, customer option exercise fees, payments for research activities, reimbursement of certain costs, payments based upon the achievement of certain milestones and royalties on any resulting net product sales.

We first evaluate license and/or collaboration arrangements to determine whether the arrangement (or part of the arrangement) represents a collaborative arrangement pursuant to ASC Topic 808, Collaborative Arrangements, based on the risks and rewards and activities of the parties pursuant to the contractual arrangement. We account for collaborative arrangements (or elements within the contract that are deemed part of a collaborative arrangement), which represent a collaborative relationship and not a customer relationship, outside the scope of ASC 606. Our collaborations primarily represent revenue arrangements. For the arrangements or arrangement components that are subject to revenue accounting guidance, in determining the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements, we perform the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) we satisfy each performance obligation. As part of the accounting for these arrangements, we must use significant judgment to determine: a) the number of performance obligations based on the determination under step (ii) above and whether those performance obligations are distinct from other performance obligations in the contract; b) the transaction price under step (iii) above; and c) the stand-alone selling price for each performance obligation identified in the contract for the allocation of transaction price in step (iv) above. We use judgment to determine whether milestones or other variable consideration, except for royalties, should be included in the transaction price as described further below. The transaction price is allocated to each performance obligation on a relative stand-alone selling price basis, for which we recognize revenue as or when the performance obligations under the contract are satisfied. In determining the stand-alone selling price of a license to our proprietary technology or a material right provided by a customer option, we consider market conditions as well as entity-specific factors, including those factors contemplated in negotiating the agreements as well as internally developed estimates that include assumptions related to the market opportunity, estimated development costs, probability of success and the time needed to commercialize a product candidate pursuant to the license. In validating its estimated stand-alone selling price, we evaluate whether changes in the key assumptions used to determine its estimated stand-alone selling price will have a significant effect on the allocation of arrangement consideration between performance obligations.

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

Exclusive Licenses – If the license to our intellectual property is determined to be distinct from the other promises or performance obligations identified in the arrangement, which generally include research and development services, we recognize revenue from non-refundable, upfront fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. In assessing whether a license is distinct from the other promises, we consider relevant facts and circumstances of each arrangement, including the research and development capabilities of the collaboration partner and the availability of the associated expertise in the general marketplace. In addition, we consider whether the collaboration partner can benefit from the license for its intended purpose without the receipt of the remaining promise, whether the value of the license is dependent on the unsatisfied promise, whether there are other vendors that could provide the remaining promise, and whether it is separately identifiable from the remaining promise. For licenses that are combined with other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. We evaluate the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. The measure of progress, and thereby periods over which revenue should be recognized, are subject to estimates by management and may change over the course of the research and development and licensing agreement.

Research and Development Services – The promises under our collaboration and license agreements generally include research and development services to be performed by the Company on behalf of the collaboration partner. For performance obligations that include research and development services, we generally recognize revenue allocated to such performance obligations based on an appropriate measure of progress. The Company utilizes judgment to determine the appropriate method of measuring progress for purposes of recognizing revenue, which is generally an input measure such as costs incurred. We evaluate the measure of progress each reporting period as described under Exclusive Licenses above. Reimbursements from the partner that are the result of a collaborative relationship with the partner, instead of a customer relationship, such as co-development activities, are recorded as a reduction to research and development expense.

Customer Options – Our arrangements may provide a collaborator with the right to select a target for licensing either at the inception of the arrangement or within an initial pre-defined selection period, which may, in certain cases, include the right of the collaborator to extend the selection period. Under these agreements, fees may be due to us (i) at the inception of the arrangement as an upfront fee or payment, (ii) upon the exercise of an option to acquire a license or (iii) upon extending the selection period as an extension fee or payment. If an arrangement is determined to contain customer options that allow the customer to acquire additional goods or services, the goods and services underlying the customer options are not considered to be performance obligations at the outset of the arrangement, as they are contingent upon option exercise. We evaluate the customer options for material rights, or options to acquire additional goods or services for free or at a discount. If the customer options are determined to represent a material right, the material right is recognized as a separate performance obligation at the inception of the arrangement. We allocate the transaction price to material rights based on the relative stand-alone selling price, which is determined based on the identified discount and the probability that the customer will exercise the option. Amounts allocated to a material right are not recognized as revenue until, at the earliest, the option is exercised or expires.

Milestone Payments – At the inception of each arrangement that includes development milestone payments, we evaluate whether the milestones are considered probable of being achieved and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within our control or control of the licensee, such as regulatory approvals, are not considered probable of being achieved until those approvals are received. We evaluate factors such as the scientific, clinical, regulatory, commercial, and other risks that must be overcome to achieve the particular milestone in making this assessment. There is considerable judgment involved in determining whether it is probable that a significant revenue reversal would not occur. At the end of each subsequent reporting period, we reevaluate the probability of achievement of all milestones subject to constraint and, if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect revenues and earnings in the period of adjustment. If a milestone or other variable consideration relates specifically to our efforts to satisfy a single performance obligation or to a specific outcome from satisfying the performance obligation, we generally allocate the milestone amount entirely to that performance obligation once it is probable that a significant revenue reversal would not occur.

Royalties – For arrangements that include sales-based royalties, including milestone payments based on a level of sales, and the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of (i) when the related sales occur or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, we have not recognized any royalty revenue resulting from any of its licensing arrangements.

For a complete discussion of accounting for collaboration revenues, see Note 9, Collaborations, in the accompanying Notes to Consolidated Financial Statements included in Item 15. of Part IV of this Annual Report on Form 10-K.

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

Since our initial public offering, the exercise price per share of all option grants has been set at the closing price of our common stock on The Nasdaq Global Select Market on the applicable date of grant, which our board of directors believes represents the fair value of our common stock.

Going Concern

We continually evaluate our ability to continue as a going concern within one year of the date of issuance of financial statements in both our Quarterly Reports on Form 10-Q and Annual Report on Form 10-K. Our evaluation entails analyzing forward looking budgets and forecasts for expectations of our cash needs, and comparing those needs to our current cash, cash equivalent and marketable security balances.

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash, cash equivalents and marketable securities as of December 31, 2018, will be sufficient to fund our planned operating expenses and capital expenditure requirements into the second quarter of 2020, without giving effect to any potential option exercise fees or milestone payments we may receive under our collaboration agreements.

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

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2018, we had cash equivalents and available for sale securities of $240.3 million consisting of money market funds, corporate bonds, commercial paper and government-related obligations. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. We estimate that a hypothetical 100-basis point change in market interest rates would impact the fair value of our investment portfolio as of December 31, 2018 by $0.3 million.

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

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2018. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2018, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our management including our principal executive officer and principal financial officer by others, particularly during the period in which this report was prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework (2013). Based on its assessment, management believes that, as of December 31, 2018, our internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, our independent registered public accounting firm has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of the audit, has issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2018, which report is included herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Epizyme, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Epizyme, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Epizyme, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated February 26, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

Boston, Massachusetts

February 26, 2019

Changes in Internal Control over Financial Reporting

We use a third-party, cloud-based software service provider in connection with certain aspects of our financial reporting. In the fourth quarter of 2018, this service provider made changes to its internal controls to address deficiencies in its own information technology change management controls relating to its cloud-based software services.

Other than these third-party changes, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding our directors, including the audit committee and audit committee financial experts, and executive officers and compliance with Section 16(a) of the Exchange Act will be included in our 2019 Proxy Statement and is incorporated herein by reference.

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

The information required by this item regarding executive compensation will be included in our 2019 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item regarding security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans will be included in our 2019 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item regarding certain relationships and related transactions and director independence will be included in our 2019 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item regarding principal accounting fees and services will be included in our 2019 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a)	The following documents are included in this Annual Report on Form 10-K:
1.	The following Report and Consolidated Financial Statements of the Company are included in this Annual Report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations and Comprehensive Loss

Consolidated Statements of Cash Flows

Consolidated Statements of Stockholders’ Equity

Notes to Consolidated Financial Statements

2.	All financial schedules have been omitted because the required information is either presented in the consolidated financial statements or the notes thereto or is not applicable or required.
3.	Exhibits:[1]

Exhibit Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of the Registrant (1)

3.2	Amended and Restated Bylaws of the Registrant (2)

4.2	Amended and Restated Investor Rights Agreement dated as of April 2, 2012 (4)

10.1+	2008 Stock Incentive Plan (4)

10.2+	Form of Incentive Stock Option Agreement under 2008 Stock Incentive Plan (4)

10.3+	Form of Nonstatutory Stock Option Agreement under 2008 Stock Incentive Plan (4)

10.4+	Form of Restricted Stock Agreement under 2008 Stock Incentive Plan (4)

10.5+	2013 Stock Incentive Plan (2)

10.6+	Form of Incentive Stock Option Agreement under 2013 Stock Incentive Plan (2)

10.7+	Form of Nonstatutory Stock Option Agreement under 2013 Stock Incentive Plan (2)

10.8+	Form of Restricted Stock Agreement under 2013 Stock Incentive Plan (2)

10.9+	Form of Restricted Stock Unit Agreement under 2013 Stock Incentive Plan (21)

10.10+	2013 Employee Stock Purchase Plan (2)

10.11+	Executive Severance and Change in Control Plan (21)

10.12+	Employment Offer Letter dated between the Registrant and Robert Bazemore, dated August 5, 2015 (12)

10.13+	Employment Offer Letter between the Company and Matthew E. Ros, dated April 15, 2016 (15)

10.14+	Employment Offer Letter between the Company and Susan Graf, dated April 25, 2016 (17)

10.15+	Employment Offer Letter between the Company and Shefali Agarwal, dated June 18, 2018 (20)

10.16	Form of Director and Officer Indemnification Agreement (2)

Exhibit Number	Description of Exhibit

10.17†	Collaboration and License Agreement dated as of April 1, 2011 by and between the Registrant and Eisai Co., Ltd. (3)

10.18†	License and Collaboration Agreement dated as of April 2, 2012 by and between the Registrant and Celgene International Sàrl and Celgene Corporation (3)

10.19†	Companion Diagnostics Agreement dated as of December 18, 2012 between the Registrant and Eisai Co., Ltd. on the one side and Roche Molecular Systems, Inc. on the other side (3)

10.20†	First Amendment to the Companion Diagnostics Agreement dated October 23, 2013 between the Registrant and Eisai Co. Ltd. on the one side and Roche Molecular Systems, Inc. on the other side (6)

10.21†	Second Amendment to the Companion Diagnostics Agreement dated November 16, 2015 between the Registrant and Eisai Co. Ltd. on the one side and Roche Molecular Systems, Inc. on the other side (14)

10.22†	Third Amendment to the Companion Diagnostics Agreement dated March 7, 2018 between the Registrant and Eisai Co. Ltd. on the one side and Roche Molecular Systems, Inc. on the other side (19)

10.23	Letter Agreement by and between the Registrant and Eisai Co., Ltd. dated as of December 21, 2012 relating to Companion Diagnostics Agreement (4)

10.24	Amended and Restated Letter Agreement dated as of March 12, 2015 by and between the Registrant and Eisai Co., Ltd. relating to the Companion Diagnostics Agreement (11)

10.25†	Amended and Restated Collaboration and License Agreement dated as of March 12, 2015, by and between the Registrant and Eisai Co. Ltd. (11)

10.26	Lease Agreement dated as of June 15, 2012 between the Registrant and ARE-TECH Square, LLC (4)

10.27	Non-Employee Director Compensation Program (21)

10.28	First Amendment to Lease Agreement dated as of September 30, 2013 between the Registrant and ARE-TECH Square, LLC (5)

10.29	Second Amendment to Lease Agreement dated as of May 18, 2016 between the Registrant and ARE-TECH Square, LLC (16)

10.30†	Amended and Restated Collaboration and License Agreement dated as of July 8, 2015 by and between the Registrant and Celgene Corporation and Celgene RIVOT Ltd. (13)

10.31†	Collaboration and License Agreement dated as of January 8, 2011 by and between the Registrant and Glaxo Group Limited (3)

10.32†	Amendment to Collaboration and License Agreement dated as of July 23, 2013 by and between the Registrant and Glaxo Group Limited (7)

10.33†	Amendment to Collaboration and License Agreement dated as of February 24, 2014 by and between the Registrant and Glaxo Group Limited (8)

10.34†	Amendment to Collaboration and License Agreement dated as of March 18, 2014 by and between the Registrant and Glaxo Group Limited (8)

10.35†	Amendment to Collaboration and License Agreement dated as of April 17, 2014 by and between the Registrant and Glaxo Group Limited (9)

10.36†	Amendment to Collaboration and License Agreement dated as of October 1, 2014 by and between the Registrant and Glaxo Group Limited (10)

Exhibit Number	Description of Exhibit

10.37	Third Amendment to Lease Agreement, entered into May 25, 2017 and effective May 18, 2017, by and between the Company and ARE-TECH Square, LLC (18)

10.38	Fourth Amendment to Lease Agreement, entered into May 25, 2017 and effective May 18, 2017, by and between the Company and ARE-TECH Square, LLC (18)

10.39☐	Collaboration Agreement dated as of November 14, 2018 by and between the Registrant and Boehringer Ingelheim International GmbH (21)

21.1	Subsidiaries of the Registrant (4)

23.1	Consent of Ernst & Young LLP (21)

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (21)

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (21)

32.1

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by Robert B. Bazemore, President and Chief Executive Officer of the Company, and Matthew Ros, Chief Strategy & Business Officer of the Company. (21)

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

+	Management compensatory agreement.
†	Confidential treatment has been granted as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.
☐	Confidential treatment requested as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.
(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-35945) filed with the Securities and Exchange Commission on June 7, 2013.
(2)	Incorporated by reference to the Registration Statement on Form S-1/A (File No. 333-187892) filed with the Securities and Exchange Commission on April 26, 2013.
(3)	Incorporated by reference to the Registration Statement on Form S-1/A (File No. 333-187982) filed with the Securities and Exchange Commission on May 13, 2013.
(4)	Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-187982) filed with the Securities and Exchange Commission on April 18, 2013.
(5)	Incorporated by reference to the Quarterly Report on Form 10-Q (File No. 001-35945) filed with the Securities and Exchange Commission on October 23, 2013.
(6)	Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-193569) filed with the Securities and Exchange Commission on January 27, 2014.

(7)	Incorporated by reference to the Registration Statement on Form S-1/A (File No. 333-193569) filed with the Securities and Exchange Commission on January 28, 2014.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-35945) filed with the Securities and Exchange Commission on April 22, 2014.
(9)	Incorporated by reference to the Quarterly Report on Form 10-Q (File No. 001-35945) filed with the Securities and Exchange Commission on May 14, 2014.
(10)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-35945) filed with the Securities and Exchange Commission on March 12, 2015.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-35945) filed with the Securities and Exchange Commission on March 16, 2015.
(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-35945) filed with the Securities and Exchange Commission on August 6, 2015.
(13)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35945) filed with the Securities and Exchange Commission on August 6, 2015.
(14)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-35945) filed with the Securities and Exchange Commission on March 9, 2016.
(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-35945) filed with the Securities and Exchange Commission on May 6, 2016.
(16)	Incorporated by reference to the Quarterly Report on Form 10-Q (File No. 001-35945) filed with the Securities and Exchange Commission on August 8, 2016.
(17)	Incorporated by reference to the Annual Report on Form 10-K (File No. 001-35945) filed with the Securities and Exchange Commission on March 3, 2017.
(18)	Incorporated by reference to the Current Report on Form 8-K (File No. 001-35945) filed with the Securities and Exchange Commission on May 30, 2017.
(19)	Incorporated by reference to the Quarterly Report on Form 10-Q (File No. 001-35945) filed with the Securities and Exchange Commission on May 8, 2018.
(20)	Incorporated by reference to the Quarterly Report on Form 10-Q (File No. 001-35945) filed with the Securities and Exchange Commission on November 2, 2018
(21)	Filed with this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Epizyme, Inc.

By:	/s/ Robert B. Bazemore
Robert B. Bazemore
President and Chief Executive Officer

Dated: February 26, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Robert B. Bazemore	President, Chief Executive Officer, Director	February 26, 2019
Robert B. Bazemore	(Principal Executive Officer)

/s/ Matthew E. Ros	Chief Strategy and Business Officer	February 26, 2019
Matthew E. Ros	(Principal Financial Officer)

/s/ Joseph Beaulieu	Corporate Controller and Treasurer	February 26, 2019
Joseph Beaulieu	(Principal Accounting Officer)

	Director	February 26, 2019
Andrew R. Allen, M.D., Ph.D.

/s/ Kenneth Bate	Director	February 26, 2019
Kenneth Bate

/s/ Kevin T. Conroy	Director	February 26, 2019
Kevin T. Conroy

/s/ Michael Giordano	Director	February 26, 2019
Michael Giordano, M.D.

/s/ Carl Goldfischer	Director	February 26, 2019
Carl Goldfischer, M.D.

/s/ David M. Mott	Director	February 26, 2019
David M. Mott

/s/ Richard F. Pops	Director	February 26, 2019
Richard F. Pops

/s/ Beth Seidenberg	Director	February 26, 2019
Beth Seidenberg, M.D.

EPIZYME, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Epizyme, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Epizyme, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2019, expressed an unqualified opinion thereon.

Adoption of New Accounting Standard

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for revenue in 2018 due to the adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), and the related amendments.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP

We have served the Company’s auditor since 2009.

Boston, Massachusetts

February 26, 2019

EPIZYME, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except per share data)

	December 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$86,671	$226,664
Marketable securities	153,633	49,775
Accounts receivable	20,067	382
Prepaid expenses and other current assets (Note 4)	12,164	8,983
Total current assets	272,535	285,804
Property and equipment, net (Note 3)	2,057	2,527
Restricted cash and other assets	909	1,028
Total assets	$275,501	$289,359
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,780	$7,001
Accrued expenses (Note 5)	19,700	17,549
Current portion of capital lease obligation	16	110
Current portion of deferred revenue	13,300	—
Other current liabilities	37	4
Total current liabilities	37,833	24,664
Capital lease obligation, net of current portion	53	—
Deferred revenue	3,806	28,809
Other long-term liabilities	800	515
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 125,000 shares authorized; 79,175 shares and 69,302 shares issued and outstanding, respectively	8	7
Additional paid-in capital	819,779	723,510
Accumulated other comprehensive loss	(54)	(49)
Accumulated deficit	(586,724)	(488,097)
Total stockholders’ equity	233,009	235,371
Total liabilities and stockholders’ equity	$275,501	$289,359

See notes to consolidated financial statements.

EPIZYME, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Amounts in thousands except per share data)

	Year Ended December 31,
	2018	2017	2016
Collaboration revenue	$21,700	$10,000	$8,007
Operating expenses:
Research and development	105,833	109,661	91,461
General and administrative	43,972	37,181	28,372
Total operating expenses	149,805	146,842	119,833
Operating loss	(128,105)	(136,842)	(111,826)
Other income, net:
Interest income, net	4,557	2,165	1,531
Other (expense) income, net	(25)	32	83
Other income, net	4,532	2,197	1,614
Loss before income taxes	(123,573)	(134,645)	(110,212)
Income tax (provision) benefit	(57)	336	—
Net loss	$(123,630)	$(134,309)	$(110,212)
Other comprehensive loss:
Unrealized (loss) gain on available for sale securities	(5)	57	(106)
Comprehensive loss	$(123,635)	$(134,252)	$(110,318)
Loss per share allocable to common stockholders:
Basic	$(1.72)	$(2.18)	$(1.93)
Diluted	$(1.72)	$(2.18)	$(1.93)
Weighted average shares outstanding:
Basic	71,864	61,471	57,126
Diluted	71,864	61,471	57,126

See notes to consolidated financial statements.

EPIZYME, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2018	2017	2016
		(as revised)*
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(123,630)	$(134,309)	$(110,212)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,052	1,639	1,589
Stock-based compensation	12,004	11,431	10,568
Amortization of discount on investments	(1,556)	265	(51)
Deferred income taxes	184	(368)	—
Changes in operating assets and liabilities:
Accounts receivable	(19,686)	(359)	239
Prepaid expenses and other current assets	(3,181)	(2,525)	(1,542)
Accounts payable	(2,404)	1,967	341
Accrued expenses	2,066	1,523	4,673
Deferred revenue	13,300	—	(1,900)
Other assets	(66)	(17)	106
Other long-term liabilities	317	320	(182)
Net cash used in operating activities	(121,600)	(120,433)	(96,371)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(298,670)	(126,356)	(229,887)
Proceeds from sales/maturities of marketable securities	196,363	240,670	65,097
Purchases of property and equipment	(299)	(984)	(624)
Net cash (used in) provided by investing activities	(102,606)	113,330	(165,414)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from public offering of common stock, net of commissions	81,938	152,922	130,438
Payment of common stock offering costs	(260)	(388)	(483)
Payment under capital lease obligation	(129)	(620)	(561)
Proceeds from stock options exercised	1,885	3,281	1,589
Issuance of shares under employee stock purchase plan	779	677	374
Net cash provided by financing activities	84,213	155,872	131,357
Net (decrease) increase in cash and cash equivalents	(139,993)	148,769	(130,428)
Cash, cash equivalents, and restricted cash, beginning of period	227,126	78,357	208,785
Cash, cash equivalents, and restricted cash, end of period	$87,133	$227,126	$78,357
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Unpaid offering costs	$75	$—	$—
Cumulative catch up related to the adoption of ASU 2016-09	$—	$115	$—
Property and equipment included in accounts payable or accruals	$194	$58	$—
Cash paid for income taxes	$48	$33	$—

See notes to consolidated financial statements.

* Revised as a result of the adoption of ASU 2016-18

EPIZYME, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands except share data)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2015	41,785,774	$4	$412,989	$(243,461)	$—	$169,532
Issuance of common stock (net of commissions and offering costs of $483)	15,420,220	2	129,953	—	—	129,955
Exercise of stock options	788,097	—	1,589	—	—	1,589
Stock-based compensation	—	—	10,568	—	—	10,568
Issuance of shares under employee stock purchase plan	56,189	—	374	—	—	374
Unrealized loss on available for sale securities	—	—	—	—	(106)	(106)
Net loss	—	—	—	(110,212)	—	(110,212)
Balance at December 31, 2016	58,050,280	$6	$555,473	$(353,673)	$(106)	$201,700
Cumulative catch up related to the adoption of ASU 2016-09 (Note 2)	—	—	115	(115)	—	—
Issuance of common stock (net of commissions and offering costs of $388)	10,689,253	1	152,533	—	—	152,534
Exercise of stock options and vesting of restricted stock units	478,471	—	3,281	—	—	3,281
Stock-based compensation	—	—	11,431	—	—	11,431
Issuance of shares under employee stock purchase plan	83,687	—	677	—	—	677
Unrealized gain on available for sale securities	—	—	—	—	57	57
Net loss	—	—	—	(134,309)	—	(134,309)
Balance at December 31, 2017	69,301,691	$7	$723,510	$(488,097)	$(49)	$235,371
Cumulative catch up related to the adoption of ASU 2014-09 (Note 2)	—	—	—	25,003	—	25,003
Issuance of common stock (net of commissions and offering costs of $260)	9,583,334	1	81,601	—	—	81,602
Exercise of stock options and vesting of restricted stock units	215,156	—	1,885	—	—	1,885
Stock-based compensation	—	—	11,839	—	—	11,839
Stock in lieu of board fees	12,213	—	165	—	—	165
Issuance of shares under employee stock purchase plan	62,986	—	779	—	—	779
Unrealized loss on available for sale securities	—	—	—	—	(5)	(5)
Net loss	—	—	—	(123,630)	—	(123,630)
Balance at December 31, 2018	79,175,380	$8	$819,779	$(586,724)	$(54)	$233,009

See notes to consolidated financial statements.

EPIZYME, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company

Epizyme, Inc. (collectively referred to with its wholly owned, controlled subsidiary, Epizyme Securities Corporation, as “Epizyme” or the “Company”) is a late-stage biopharmaceutical company that is committed to rewriting treatment for cancer and other serious diseases through the discovery, development, and commercialization of novel epigenetic medicines. By focusing on the genetic drivers of disease, the Company’s science seeks to match targeted medicines with the patients who need them. The Company is developing its lead product candidate, tazemetostat, an oral, first-in-class selective inhibitor of the EZH2 histone methyltransferase, or HMT, in a broad range of cancer types and settings, and developing its lead development candidate in its novel G9a program, EZM8266, for the treatment of sickle cell disease, or SCD.

Through December 31, 2018, the Company has raised, including amounts received under collaboration agreements, an aggregate of $988.2 million to fund its operations, of which $232.8 million was non-equity funding through its collaboration agreements, $679.4 million was from the sale of common stock in the Company’s public offerings and $76.0 million was from the sale of redeemable convertible preferred stock in private financings prior to the Company’s initial public offering in May 2013. As of December 31, 2018, the Company had $240.3 million in cash, cash equivalents and marketable securities.

The Company commenced active operations in early 2008. Since its inception, the Company has generated an accumulated deficit of $586.7 million through December 31, 2018 and will require substantial additional capital to fund its research and development. The Company is subject to risks common to companies in the biotechnology industry, including, but not limited to, risks of failure of clinical trials and preclinical studies, the need to obtain additional financing to fund the future development and commercialization of tazemetostat and the rest of its pipeline, the need to obtain marketing approval for its product candidates, the need to successfully commercialize and gain market acceptance of its product candidates, dependence on key personnel, protection of proprietary technology, compliance with government regulations, development by competitors of technological innovations and ability to transition from clinical-stage manufacturing to commercial-stage production of products.

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

Marketable securities

The Company classifies marketable securities with a remaining maturity when purchased of greater than three months as available-for-sale. The Company considers all available-for-sale securities, including those with maturity dates beyond 12 months, as available to support current operational liquidity needs and therefore classifies all securities with maturity dates beyond 90 days at the date of purchase as current assets within the consolidated balance sheets. Available-for-sale securities are maintained by the Company’s investment managers and may consist of commercial paper, high-grade corporate notes, U.S. Treasury securities, and U.S. government agency securities. Available-for-sale securities are carried at fair value with the unrealized gains and losses included in other comprehensive loss as a component of stockholders’ equity until realized. Any premium or discount arising at purchase is amortized and/or accreted to interest income and/or expense over the life of the instrument. Realized gains and losses are determined using the specific identification method and are included in other income (expense).

The aggregate fair value of securities held by the Company in an unrealized loss position for less than twelve months as of December 31, 2018 was $139.2 million, which consisted of 19 commercial paper securities and 29 corporate notes securities. The aggregate fair value of securities held by the Company in an unrealized loss position for less than twelve months as of December 31, 2017 was $42.8 million, which consisted of 4 commercial paper securities, 14 corporate notes securities, and 1 U.S. government agency security. If any adjustment to fair value reflects a decline in value of the investment, the Company considers all available evidence to evaluate the extent to which the decline is “other-than-temporary” and, if so, mark the investment to market through a charge to the Company’s statement of operations and comprehensive loss.

The Company does not intend to sell and it is unlikely that the Company will be required to sell the above investments before recovery of their amortized cost bases, which may be maturity. The Company determined there was no material change in the credit risk of the above investments, and as a result, the Company determined it did not hold any investments with an other-than-temporary impairment as of December 31, 2018 and 2017.

The following table summarizes the available for sale securities held at December 31, 2018 (in thousands):

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$73,110	$—	$(22)	$73,088
Corporate notes	80,575	—	(30)	80,545
U.S. government agency securities and U.S. Treasuries	—	—	—	—
Total	$153,685	$—	$(52)	$153,633

The following table summarizes the available for sale securities held at December 31, 2017 (in thousands):

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$16,964	$—	$(6)	$16,958
Corporate notes	31,610	—	(43)	31,567
U.S. government agency securities and U.S. Treasuries	1,250	—	—	1,250
Total	$49,824	$—	$(49)	$49,775

Certain short-term debt securities with original maturities of less than 90 days are included in cash and cash equivalents within the consolidated balance sheets and are not included in the tables above.

All marketable securities held at December 31, 2018 and 2017 have maturities of less than one year.

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. At December 31, 2018, the balance in the Company’s accumulated other comprehensive loss was composed mainly of activity related to the Company’s available-for-sale marketable securities. There were no realized gains or losses recognized on the sale or maturity of available-for-sale securities during the year ended December 31, 2018 and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive loss for the same period.

The aggregate fair value of available-for-sale securities held by the Company in an unrealized loss position for less than twelve months as of December 31, 2018 was $139.2 million. The aggregate unrealized loss for those securities in an unrealized loss position for less than twelve months as of December 31, 2018 was less than $0.1 million. The Company determined that there was no material change in the credit risk of any of its investments. As a result, the Company determined it did not hold any investments with any other-than-temporary impairment as of December 31, 2018. The weighted-average maturity of the Company’s portfolio was approximately two months at December 31, 2018.

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

The Company’s financial instruments as of December 31, 2018 and 2017 consisted primarily of cash and cash equivalents, marketable securities and accounts receivable and accounts payable. As of December 31, 2018 and December 31, 2017, the Company’s financial assets recognized at fair value consisted of the following:

	Fair Value as of December 31, 2018
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents	$79,225	$50,785	$28,440	$—
Marketable securities:
Commercial paper	73,088	—	73,088	—
Corporate notes	80,545	—	80,545	—
U.S. government agency securities and treasuries	—	—	—	—
Total	$232,858	$50,785	$182,073	$—

	Fair Value as of December 31, 2017
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents	$207,251	$207,251	$—	$—
Marketable securities:
Commercial paper	16,958	—	16,958	—
Corporate notes	31,567	—	31,567	—
U.S. government agency securities and treasuries	1,250	—	1,250	—
Total	$257,026	$207,251	$49,775	$—

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

The Company’s evaluation entails analyzing prospective operating budgets and forecasts for expectations of the Company’s cash needs, and comparing those needs to the current cash, cash equivalent and marketable security balances. After considering the Company’s current research and development plans and the timing expectations related to the progress of its programs, and after considering its existing cash, cash equivalents and marketable securities as of December 31, 2018, the Company did not identify conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these financial statements were issued.

Accounts Receivable

Accounts receivable are amounts due from collaboration partners as a result of research and development services provided, reimbursements under equally co-funded global development arrangements or milestones achieved but not yet paid. The Company considered the need for an allowance for doubtful accounts and has concluded that no allowance was needed as of December 31, 2018 or 2017, as the estimated risk of loss on its accounts receivable was determined to be minimal.

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

Evaluation of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset or asset group and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the asset or asset group, the assets are written down to their estimated fair values. No such impairments were recorded during 2018, 2017 or 2016.

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

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (“TCJA”). This legislation makes broad and complex changes to the U.S. tax code, including, but not limited to, (i) reducing the U.S. federal statutory tax rate from 35% to 21%; (ii) eliminating the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized; (iii) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017, (iv) modifying the officer’s compensation limitation, (v) changing rules related to the deductibility of entertainment expenses beginning in 2018, and (vi) changing rules related to the deductibility of qualified transportation benefits beginning in 2018. The Company recognizes the effects of changes in tax law, including the TCJA, in the period the law is enacted. Accordingly, the effects of the TCJA have been recognized in the financial statements as applicable for the years ended December 31, 2017 and December 31, 2018.

In December 2017, the SEC staff issued Staff Accounting Bulletin, or SAB, No. 118 to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of TCJA. As of December 31, 2017, the effects of the TCJA were recorded on a provisional basis. As of December 31, 2018, the Company finalized its accounting for the TCJA and no measurement adjustments were recorded.

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

The Company has entered into collaboration and license agreements, which are within the scope of ASC 606, to discover, develop, manufacture and commercialize product candidates. The terms of these agreements typically contain multiple promises or obligations, which may include: (i) licenses, or options to obtain licenses, to compounds directed to specific targets (referred to as “exclusive licenses”) and (ii) research and development activities to be performed on behalf of the collaboration partner related to the licensed targets. Payments to the Company under these agreements may include non-refundable license fees, customer option exercise fees, payments for research activities, reimbursement of certain costs, payments based upon the achievement of certain milestones and royalties on any resulting net product sales.

The Company first evaluates license and/or collaboration arrangements to determine whether the arrangement (or part of the arrangement) represents a collaborative arrangement pursuant to ASC Topic 808, Collaborative Arrangements, based on the risks and rewards and activities of the parties pursuant to the contractual arrangement. The Company accounts for collaborative arrangements (or elements within the contract that are deemed part of a collaborative arrangement), which represent a collaborative relationship and not a customer relationship, outside the scope of ASC 606. The Company’s collaborations primarily represent revenue arrangements. For the arrangements or arrangement components that are subject to revenue accounting guidance, in determining the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements, the Company performs the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation. As part of the accounting for these arrangements, the Company must use significant judgment to determine: a) the number of performance obligations based on the determination under step (ii) above and whether those performance obligations are distinct from other performance obligations in the contract; b) the transaction price under step (iii) above; and c) the stand-alone selling price for each performance obligation identified in the contract for the allocation of transaction price in step (iv) above. The Company uses judgment to determine whether milestones or other variable consideration, except for sales-based royalties, should be included in the transaction price as described further below. The transaction price is allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. In determining the stand-alone selling price of a license to the Company’s proprietary technology or a material right provided by a customer option, the Company considers market conditions as well as entity-specific factors, including those factors contemplated in negotiating the agreements as well as internally developed estimates that include assumptions related to the market opportunity, estimated development costs, probability of success and the time needed to commercialize a product candidate pursuant to the license. In validating its estimated stand-alone selling price, the Company evaluates whether changes in the key assumptions used to determine its estimated stand-alone selling price will have a significant effect on the allocation of arrangement consideration between performance obligations.

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

Exclusive Licenses – If the license to the Company’s intellectual property is determined to be distinct from the other promises or performance obligations identified in the arrangement, which generally include research and development services, the Company recognizes revenue from non-refundable, upfront fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. In assessing whether a license is distinct from the other promises, the Company considers relevant facts and circumstances of each arrangement, including the research and development capabilities of the collaboration partner and the availability of the associated expertise in the general marketplace. In addition, the Company considers whether the collaboration partner can benefit from the license for its intended purpose without the receipt of the remaining promises, whether the value of the license is dependent on the unsatisfied promises, whether there are other vendors that could provide the remaining promises, and whether it is separately identifiable from the remaining promises. For licenses that are combined with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition. The measure of progress, and thereby periods over which revenue should be recognized, are subject to estimates by management and may change over the course of the research and development and licensing agreement.

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

For a complete discussion of accounting for collaboration revenues, see Note 9, Collaborations.

Revenue Recognition Prior to Adoption of ASC 606 – Prior to the adoption of ASC 606, the Company recognized revenue when all of the following criteria were met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the Company’s price to the customer is fixed or determinable and collectability is reasonably assured.

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

Multiple-Element Revenue Arrangements. The Company’s collaborations primarily represented multiple-element revenue arrangements. To account for these transactions, the Company determined the elements, or deliverables, included in the arrangement and allocated arrangement consideration to the various elements based on each element’s relative selling price. The identification of individual elements in a multiple-element arrangement and the estimation of the selling price of each element involved significant judgment, including consideration as to whether each delivered element had standalone value to the collaborator. The Company determined the estimated selling price for deliverables within each agreement using vendor-specific objective evidence (“VSOE”) of selling price, if available, or third-party evidence of selling price if VSOE was not available, or the Company’s best estimate of selling price, if neither VSOE nor third-party evidence was available. Determining the best estimate of selling price for a deliverable required significant judgment. The Company typically used its best estimate of a selling price to estimate the selling price for licenses to its proprietary technology, since it often did not have VSOE or third-party evidence of selling price for these deliverables. In those circumstances where the Company applied its best estimate of selling price to determine the estimated selling price of a license to its proprietary technology, it considered market conditions as well as entity-specific factors, including those factors contemplated in negotiating the agreements as well as internally developed estimates that include assumptions related to the market opportunity, estimated development costs, probability of success and the time needed to commercialize a product candidate pursuant to the license. In validating its best estimate of selling price, the Company evaluated whether changes in the key assumptions used to determine its best estimate of selling price would have a significant effect on the allocation of arrangement consideration between deliverables. The Company recognized consideration allocated to an individual element when all other revenue recognition criteria were met for that element.

Our multiple-element revenue arrangements generally included the following:

•

Exclusive Licenses. The deliverables under our collaboration agreements generally included exclusive licenses to discover, develop, manufacture and commercialize compounds with respect to one or more specified HMT targets. To account for this element of the arrangement, we evaluated whether the exclusive license had standalone value from the undelivered elements to the collaboration partner based on the consideration of the relevant facts and circumstances of each arrangement, including the research and development capabilities of the collaboration partner and other market participants. Arrangement consideration allocated to licenses may be recognized upon delivery of the license if facts and circumstances indicate that the license has standalone value apart from the undelivered elements, which generally include research and development services. Arrangement consideration allocated to licenses is deferred if facts and circumstances indicate that the delivered license does not have standalone value from the undelivered elements.

We have determined that some of our exclusive licenses lack standalone value apart from the related research and development services, and in those circumstances we recognized collaboration revenue from non-refundable exclusive license fees on a straight-line basis over the contracted or estimated period of performance, which is generally the period over which the research and development services are to be provided.

•

Research and Development Services. The deliverables under our collaboration and license agreements generally include deliverables related to research and development services to be performed on behalf of the collaboration partner. As the provision of research and development services is a part of our central operations, when we are principally responsible for the performance of these services under the agreements, we recognized revenue on a gross basis for research and development services as those services were performed.

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

The accounting for option arrangements is dependent on the nature of the options granted to the collaboration partner. Options are considered substantive if, at the inception of the arrangement, we are at risk as to whether the collaboration partner will choose to exercise the options to secure exclusive licenses. Factors that are considered in evaluating whether options are substantive include the overall objective of the arrangement, the benefit the collaborator might obtain from the arrangement without exercising the options, the cost to exercise the options relative to the total upfront consideration and the additional financial commitments or economic penalties imposed on the collaborator as a result of exercising the options. For arrangements under which the option to secure licenses is considered substantive, we did not consider the licenses to be deliverables at the inception of the arrangement. For arrangements where the option to secure licenses is not considered substantive, we considered the license to be a deliverable at the inception of the arrangement and, upon delivery of the license, applied the multiple-element revenue arrangement criteria to the license and any other deliverables to determine the appropriate revenue recognition. None of the options to secure exclusive licenses included in our collaborative arrangements have been determined to be substantive.

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

At the inception of each arrangement that included milestone payments, we evaluated whether each milestone was substantive and at risk to both parties on the basis of the contingent nature of the milestone. This evaluation included an assessment of whether:

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

We evaluated factors such as the scientific, regulatory, commercial and other risks that must be overcome to achieve the respective milestone, the level of effort and investment required to achieve the respective milestone and whether the milestone consideration is reasonable relative to all deliverables and payment terms in the arrangement in making this assessment.

Non-refundable preclinical research and development, clinical development and regulatory milestones that were expected to be achieved as a result of our efforts during the period of our performance obligations under the collaboration and license agreements were generally considered to be substantive and were recognized as revenue upon the achievement of the milestone, assuming all other revenue recognition criteria are met. If not considered to be substantive, revenue from achievement of milestones was initially deferred and recognized over the remaining term of our performance obligations. Milestones that were not considered substantive because we did not contribute effort to their achievement are recognized as revenue upon achievement, assuming all other revenue recognition criteria are met, as there are no undelivered elements remaining and no continuing performance obligations on our part.

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

The Company recognizes employee stock-based compensation expense on a straight-line basis over the requisite service period of the awards. The Company recognizes forfeitures at the time they occur. The actual expense recognized over the vesting period will only represent those options that vest.

Refer to Note 10, Employee Benefit Plans, for additional information regarding the measurement and recognition of expense related to the Company’s stock-based compensation awards.

Earnings (Loss) per Share

The Company computes basic earnings (loss) per share by dividing income (loss) allocable to common stockholders by the weighted average number of shares of common stock outstanding. During periods of income, the Company allocates participating securities a proportional share of income determined by dividing total weighted average participating securities by the sum of the total weighted average common shares and participating securities (the “two-class method”). The Company’s restricted stock participates in dividends declared by the Company and are therefore considered to be participating securities. Participating securities have the effect of diluting both basic and diluted earnings per share during periods of income. During periods of loss, the Company allocates no loss to participating securities because they have no contractual obligation to share in the losses of the Company. The Company computes diluted earnings (loss) per share after giving consideration to the dilutive effect of stock options that are outstanding during the period, except where such non-participating securities would be anti-dilutive. Refer to Note 11, Loss per Share, for the Company’s calculation of loss per share for the periods presented.

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, or ASU 2018-07. The guidance in this ASU expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The new standard is effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within each annual reporting period. The adoption of ASU 2018-07 is not expected to have an impact on the Company’s consolidated financial statements, as the Company currently has not issued share-based payments to non-employees.

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808), which clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue when the collaborative arrangement participant is a customer in the context of a unit of account and precludes recognizing as revenue consideration received from a collaborative arrangement participant if the participant is not a customer. The ASU will be effective for the Company in the first quarter of fiscal 2021, with early adoption permitted. A retrospective adoption to the date the Company adopted ASC 606 is required by recognizing a cumulative-effect adjustment to the opening balance of retained earnings of the earliest annual period presented. The Company is currently evaluating the impact of the adoption of this standard on its financial statements.

Recently Adopted Accounting Pronouncements

Revenue Recognition

In May 2014, the FASB, issued ASU, 2014-09, Revenue From Contracts With Customers. ASU 2014-09 amends Accounting Standards Codification, or ASC, 605, Revenue Recognition (“ASC 605”), by outlining a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. In addition, the FASB issued ASUs 2016-10 and 2016-12, which provide clarifying amendments to ASU 2014-09. ASU 2014-09 and its related amendments were effective for the Company for interim and annual periods in 2018. The new standards are codified under ASC 606. The Company adopted this new standard on January 1, 2018 using the modified retrospective approach. The Company has elected to use the following practical expedient that is permitted under the rules of the adoption, which has been applied consistently to all contracts: the Company has not retrospectively restated its contracts that have been amended at each amendment date as is generally required under ASC 606. Instead, upon adoption, an entity may reflect the aggregate effect of all modifications that occurred before the beginning of the earliest period presented when identifying the satisfied and unsatisfied performance obligations; determining the transaction price; and allocating the transaction price to the satisfied and unsatisfied performance obligations.

As a result of adopting ASC 606 on January 1, 2018, the Company recorded a cumulative-effect credit to opening accumulated deficit of $25.0 million as of January 1, 2018 and a corresponding decrease to deferred revenue, net of current portion.

The cumulative-effect change relates principally to the Company’s treatment of option rights under its agreement with Celgene Corporation, or “Celgene”, and the identification of more performance obligations under ASC 606 in comparison with identified units of accounting under ASC 605. The adoption did not impact the previous accounting for the Company’s agreements with Glaxo Group Limited, or “GSK” and Eisai Co. Ltd., or Eisai. Pursuant to ASC 605, the Company had deemed Celgene’s options to license the three small molecule HMT inhibitors targeting three predefined targets, or the Option Targets, as non-substantive and therefore included the services that it would be required to perform upon option exercise as deliverables. ASC 606 provides that only options that are deemed to be material rights are a performance obligation and that any goods or services required upon exercise of the option be excluded from the evaluation of performance obligations until the option is exercised. As a result of this change to the guidance, (1) the pre-IND research services performed by the Company for each of the three Option Targets were deemed to be distinct performance obligations whereas each had previously been combined into one unit of accounting with the respective license that is subject to the exercise of the option and (2) a lesser amount of transaction price was allocated to the options. For further discussion of the change and the adoption of this standard, see Note 9, Collaborations.

For the twelve months ended December 31, 2018, we recognized $21.7 million in collaboration revenue in accordance with ASC 606, which was materially consistent with what we would have recorded under ASC 605. Deferred revenue as of December 31, 2018 was $17.1 million under ASC 606, as compared to a balance of $42.1 million, which would have resulted under ASC 605.

Cash

As of January 1, 2018, the Company adopted ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The new standard clarifies certain aspects of the statement of cash flows, including the classification of debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees and beneficial interests in securitization transactions. The new standard also clarifies that an entity should determine each separately identifiable source or use within the cash receipts and cash payments on the basis of the nature of the underlying cash flows. In situations in which cash receipts and payments have aspects of more than one class of cash flows and cannot be separated by source or use, the appropriate classification should depend on the activity that is likely to be the predominant source or use of cash flows for the item. The adoption of this standard did not have a material impact on the Company’s consolidated statements of cash flows.

As of January 1, 2018, the Company adopted ASU 2016-18, Restricted Cash, or ASU 2016-18, which requires an entity to reconcile and explain the period-over-period change in total cash, cash equivalents and restricted cash within its statements of cash flows. The Company adopted the standard using the retrospective approach. The adoption of the standard did not have a material impact on the Company’s consolidated financial statements or disclosures; however, prior period restricted cash was added to beginning and ending cash and cash equivalents in the consolidated statements of cash flows to conform to the current period presentation.

A reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows, is as follows:

	December 31,
	2018	2017	2016
	(In thousands)
Cash and cash equivalents	$86,671	$226,664	$77,895
Restricted cash, as part of other assets	462	462	462
Total cash, cash equivalents, and restricted cash
shown in the consolidated statements of cash flows	$87,133	$227,126	$78,357

The $0.5 million relates to a letter of credit as a security deposit for the office and laboratory lease at Technology Square in Cambridge, Massachusetts. The Company has recorded cash held to secure this letter of credit as restricted cash in restricted cash and other assets on the consolidated balance sheet.

Share-Based Payment

As of January 1, 2018, the Company adopted ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. The new standard does not change the accounting for modifications but clarifies that modification accounting guidance should only be applied if the fair value, vesting conditions, or classification of the award changes as a result of the change in terms or conditions. The adoption of this standard did not materially impact the Company’s stock-based compensation expense as no awards were modified during the year ended December 31, 2018.

3. Property and Equipment, net

Property and equipment, net consists of the following:

	December 31,
	2018	2017
	(In thousands)
Laboratory equipment	$4,132	$4,138
Computer and office equipment, furniture (1)	5,040	4,807
Leasehold improvements	414	354
Construction in progress	271	71
Property and equipment	9,857	9,370
Less: accumulated depreciation and amortization	(7,800)	(6,843)
Property and equipment, net	$2,057	$2,527

(1)

In 2015, the Company acquired $1.7 million in computer hardware and equipment, pursuant to a capital lease, the term of which expires in February 2018. In April 2018, the Company acquired $0.1 million of equipment pursuant to a capital lease, the term of which expires in April 2023. Accumulated depreciation related to these assets totaled $0.0 million and $1.6 million as of December 31, 2018 and 2017, respectively.

Depreciation and amortization expense was $1.1 million, $1.6 million and $1.6 million for the years ended December 31, 2018, 2017, and 2016, respectively.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31,
	2018	2017
	(In thousands)
Prepaid clinical and manufacturing costs	$6,295	$5,724
Interest receivable on available for sale securities	679	249
Other prepaid expenses and other receivables	5,190	3,010
Total prepaid expenses and other current assets	$12,164	$8,983

5. Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2018	2017
	(In thousands)
Employee compensation and benefits	$5,509	$4,628
Research and development expenses	11,272	11,658
Professional services and other	2,919	1,263
Accrued expenses	$19,700	$17,549

6. Income Taxes

The Company’s losses before income taxes consist solely of domestic losses.

The provision for (benefit from) income taxes for the years ended December 31, 2018, 2017, and 2016 is as follows:

	2018	2017	2016
	(In thousands)
Current	$(127)	$32	$—
Deferred	184	(368)	—
Total	57	(336)	—
Income tax provision (benefit)	$57	$(336)	$—

A reconciliation of the federal statutory income tax rate and the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2018	2017	2016
Federal statutory income tax rate	21.0%	34.0%	34.0%
State income taxes	5.7	4.8	4.5
Research and development and other tax credits	2.4	4.2	3.3
Permanent items	(0.7)	(2.0)	(1.9)
Change in valuation allowance	(28.3)	5.7	(40.1)
Return-to-provision adjustments	(0.1)	(0.7)	—
Change in deferred taxes	—	—	0.2
Rate Change	—	(45.7)	—
Effective income tax rate	0.0%	0.3%	0.0%

Deferred Tax Assets (Liabilities)

The Company’s deferred tax assets (liabilities) included in other assets in the consolidated balance sheets consist of the following:

	December 31,
	2018	2017
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$147,586	$116,869
Research and development and other credit carryforwards	26,731	24,257
Capitalized start-up costs	1,031	1,175
Deferred revenue	1,021	7,766
Accruals and allowances	1,522	1,250
Eisai license payment	8,225	8,985
Other	5,172	4,738
Gross deferred tax assets	191,288	165,040
Deferred tax asset valuation allowance	(191,070)	(164,607)
Total deferred tax assets	218	433
Deferred tax liabilities:
Depreciation and other	(34)	(65)
Total deferred tax liabilities	(34)	(65)
Net deferred tax asset (liability)	$184	$368

The Company evaluated the expected recoverability of its net deferred tax assets as of December 31, 2018 and 2017, and determined that, with the exception of the deferred tax asset related to alternative minimum tax, or AMT, credits, there was insufficient positive evidence to support the recoverability of these net deferred tax assets, concluding it is more likely than not that its net deferred tax assets would not be realized in the future; therefore, the Company provided a full valuation allowance against its net deferred tax asset balance as of December 31, 2018 and 2017, with the exception of the deferred tax asset related to the AMT credit. The AMT credit became refundable beginning in 2018 through no later than 2022 under the TCJA, tax reform legislation, and as such, the related deferred tax asset will be able to be realized and the corresponding valuation allowance of $368,000 was reversed as of December 31, 2017 and recognized as a tax benefit. Fifty percent of the deferred tax asset related to the AMT Credit is refundable with the filing of the 2018 tax return. As such, as of December 31, 2018, $184,000 of the deferred tax asset was reclassified to an income tax receivable. There was no tax benefit or provision as a result of the asset reclassification on the balance sheet.

As a result of the enacted law, the Company was required to revalue deferred tax assets and liabilities at 21 percent as of December 31, 2017. This revaluation resulted in a provision of $61.6 million to income tax expense in continuing operations related to the reduction in the carrying value of the Company’s deferred tax assets, offset by a corresponding reduction in the valuation allowance in 2017.

As of December 31, 2018, the Company had operating loss carryforwards of approximately $542.6 million and $535.4 million available to offset future taxable income for United States federal and state income tax purposes, respectively. The U.S. federal tax operating loss carryforwards of $428.5 million will expire at various dates from 2029 through 2037. Approximately $114.1 million of the U.S. federal tax operating losses can be carried forward indefinitely. The state tax operating loss carryforwards expire commencing in 2030.

Additionally, as of December 31, 2018, the Company had research and development tax credit carryforwards of approximately $9.1 million and $2.9 million available to be used as a reduction of federal income taxes and state income taxes, respectively, which expire at various dates from 2028 through 2038, as well as federal orphan drug tax credit carryforwards of $15.2 million, which would expire at various dates from 2033 through 2038, and a $0.2 million federal alternative minimum tax credit carryforward, which represents the remaining AMT credit to be refunded with the filing of the 2019-2022 tax returns. The Company’s ability to use its operating loss carryforwards and tax credits to offset future taxable income is subject to restrictions under Section 382 of the U.S. Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). These restrictions may limit the future use of the operating loss carryforwards and tax credits if certain ownership changes described in the Internal Revenue Code occur. Future changes in stock ownership may occur that would create further limitations on the Company’s use of the operating loss carryforwards and tax credits. In such a situation, the Company may be required to pay income taxes, even though significant operating loss carryforwards and tax credits exist.

Uncertain Tax Positions

The following is a rollforward of the Company’s unrecognized tax benefits:

	December 31,
	2018	2017
	(In thousands)
Unrecognized tax benefits - as of beginning of year	$5,223	$4,206
Gross increases - current period tax positions	520	1,017
Unrecognized tax benefits - as of end of year	$5,743	$5,223

None of the Company’s unrecognized tax benefits would result in income tax expense or impact the Company’s effective tax rate if recognized. The Company had no accrued tax-related interest or penalties as of December 31, 2018 or 2017.

The Company files income tax returns in the U.S. federal tax jurisdiction and Colorado, Indiana, Massachusetts, and North Carolina state tax jurisdictions. Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available.

In December 2017, the SEC staff issued SAB 118 to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of TCJA. The Company did not record any adjustments in the year ended December 31, 2018 to provisional amounts that were material to its financial statements. As of December 31, 2018, the Company’s accounting treatment is complete.

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

Under the Amendments, the Company extended the term of the lease to November 30, 2022 but retained the right to terminate the Lease effective as of December 31, 2018, by giving written notice to the Landlord by December 31, 2017 and paying an early termination fee. The Company did not exercise this right. Under the Lease as amended, the Company has agreed to pay a monthly base rent of approximately $0.2 million for the period commencing December 1, 2017 through May 31, 2018, with an increase on June 1, 2018 of approximately $33,000 and annual increases of approximately $9,000 on December 1 of each subsequent year until December 1, 2021.

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

Rent expense was $3.5 million, $3.3 million and $2.8 million for the years ended December 31, 2018, 2017, and 2016, respectively.

The Company’s contractual commitments under these leases, excluding common area maintenance charges and real estate taxes, as of December 31, 2018 are as follows:

	Total	2019	2020	2021	2022	2023
	(In thousands)
Operating leases	$14,099	$3,552	$3,641	$3,574	$3,332	$—
Capital lease, including amounts representing interest	69	16	17	18	18	—
Total commitments	$14,168	$3,568	$3,658	$3,592	$3,350	$—

In addition to commitments under leasing arrangements, as of December 31, 2018, the Company has committed to $8.4 million of remaining development costs payable to Roche Molecular Systems Inc, (“Roche Molecular”) upon certain development and regulatory milestones, under the amended companion diagnostic agreement, and Eisai has agreed to reimburse the Company $0.9 million of this amount related to a regulatory milestone for Japan. The Company expects the remaining development costs under the amended agreement to be incurred and paid through 2020. Developmental costs of $2.0 million and $1.5 million were paid in 2018 and 2017, respectively, upon the achievement of milestones under the companion diagnostic agreement with Roche Molecular. In addition, the contractual commitments table above does not include potential future milestones or royalties that the Company may be required to make under license and collaboration agreements, including potential future milestones or royalties payable to Eisai under the amended collaboration and license agreement, due to the uncertainty of the occurrence of the events requiring payment under these agreements. Refer to Note 9, Collaborations.

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

In October 2018, September 2017 and January 2016, the Company issued 9,583,334, 10,557,000 and 15,333,334 shares of Common Stock, respectively, in connection with public offerings. The issuance of these shares contributed to significant increases in the Company’s shares outstanding as of December 31, 2018 and 2017 and in the weighted average shares outstanding for the years ended December 31, 2018 and 2017 when compared to the comparable prior year periods.

The Company sold 132,253 shares and 23,581 shares, of Common Stock during the years ended December 31, 2017 and December 31, 2016, respectively, under an “at the market” program (“ATM Facility”) with Cowen and Company, LLC (“Cowen”) acting as sales agent under a sales agreement that the Company and Cowen entered into in April 2016. Cowen was compensated at a fixed commission rate of 3.0%. Transactions under the ATM Facility resulted in net proceeds of $1.6 million and $0.3 million in the years ended December 31, 2017 and 2016, respectively. The Company also incurred other issuance related costs of $0.1 million associated with the ATM Facility in the fourth quarter of 2017, which have been accounted for as an offset to additional paid in capital. Through March 10, 2017, including sales in the year ended December 31, 2017, the Company sold 155,834 shares of Common Stock under the sales agreement with Cowen. The Company terminated the sales agreement with Cowen, effective March 10, 2017.

As of December 31, 2018, a total of 11,090,646 shares of common stock were reserved for issuance upon (i) the exercise of outstanding stock options and vesting of restricted stock units and (ii) the issuance of stock awards under the Company’s 2013 Stock Incentive Plan and 2013 Employee Stock Purchase Plan.

9. Collaborations

Celgene

In April 2012, the Company entered into a collaboration and license agreement with Celgene. On July 8, 2015, the Company entered into an amendment and restatement of the collaboration and license agreement with Celgene.

Original Agreement Structure

Under the original agreement, the Company granted Celgene an exclusive license, for all countries other than the United States, to small molecule HMT inhibitors targeting the DOT1L HMT, including pinometostat, and an option, on a target-by-target basis, to exclusively license, for all countries other than the United States, rights to small molecule HMT inhibitors targeting any HMT targets, other than the EZH2 HMT, including tazemetostat, and targets covered by the Company’s collaboration and license agreement dated January 8, 2011 with GlaxoSmithKline, or GSK. Under the original agreement, Celgene’s option was exercisable during an option period that would have expired on July 9, 2015.

Under the original agreement, the Company received a $65.0 million upfront payment and $25.0 million from the sale of its series C redeemable convertible preferred stock to an affiliate of Celgene, of which $3.0 million was considered a premium and included as collaboration arrangement consideration for a total upfront payment of $68.0 million. In addition, the Company has received a $25.0 million clinical development milestone payment and $7.0 million in global development co-funding through December 31, 2018. The Company was also eligible to receive $35.0 million in an additional clinical development milestone payment and up to $100.0 million in regulatory milestone payments related to DOT1L as well as up to $65.0 million in payments, including a combination of clinical development milestone payments and an option exercise fee for each available target to which Celgene had the right to exercise its option during an initial option period that would have ended in July 2015 but was extended pursuant to the amended and restated agreement as discussed below under “Amended and Restated Agreement Structure” (each a “selected target”), and up to $100.0 million in regulatory milestone payments for each selected target. As to DOT1L and each selected target, the Company retained all product rights in the United States and was eligible to receive royalties for each target at defined percentages ranging from the mid-single digits to the mid-teens on net product sales outside of the United States subject to reduction in specified circumstances.

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

The option exercise fees of $75.0 million in the aggregate, for the options at the time of IND and completion of Phase 1, that may be received are excluded from the transaction price until each customer option is exercised. The future potential milestone payments were excluded from the transaction price, as all milestone amounts were fully constrained. The Company reevaluates the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and, if necessary, adjust its estimate of the transaction price.

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
•

$3.8 million to the three material rights related to Celgene’s option rights at the time of an IND filing for each Option Target, which will not be satisfied until the option is exercised or one of the parties opts out of the arrangement.

All performance obligations, except for the three material rights were substantially satisfied as of the adoption of ASC 606 and therefore all of the transaction price allocated to those performance obligations has been recognized as revenue under ASC 606. Through December 31, 2018, the Company has recognized revenue of $99.2 million under the agreement as collaboration revenue in the Company’s consolidated statements of operations and comprehensive loss and in accumulated deficit as a result of the cumulative-effect recognition upon adoption of ASC 606. The amounts received that have not yet been recognized as revenue, relate to the material rights, and are recorded in deferred revenue on the Company’s consolidated balance sheet. Deferred revenue related to the agreement amounted to $3.8 million as of December 31, 2018, all of which is included in noncurrent liabilities.

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

Agreement Structure

Under the agreement, the Company has received and recognized as collaboration revenue a $20.0 million upfront payment, a $3.0 million payment upon the execution of the March 2014 agreement amendment, $6.0 million in fixed research funding, $9.0 million for research and development services and $51.0 million in preclinical research and development milestone payments. The preclinical and research and development milestone payments total includes a $10.0 million milestone payment earned in May 2017 related to the second target in the collaboration, upon GSK’s initiation of good laboratory practices toxicology studies, as well as a $6.0 million clinical milestone following GSK’s initiation of patient dosing in a Phase 1 clinical trial of a PRMT5 inhibitor that the Company discovered and licensed to GSK. In 2018 we recognized a $12.0 million milestone earned in 2018 relating to the first dosing of a patient in a Phase 2 clinical trial of GSK3326595, a PRMT5 inhibitor discovered by us and licensed to GSK under the collaboration agreement, as well as a $8.0 million milestone payment earned in the fourth quarter of 2018 relating to the initiation of a patient dosing in a Phase 1 clinical trial of GSK3368715, a PRMT1 inhibitor discovered by us and licensed to GSK under the collaboration agreement. As of December 31, 2018, for the two remaining targets, the Company is eligible to receive up to $50.0 million in clinical development milestone payments, up to $197.0 million in regulatory milestone payments and up to $128.0 million in sales-based milestone payments. As a result of the termination of the agreement as it relates to the third target, the Company will receive no additional payments related to that target. In addition, GSK is required to pay the Company royalties, at percentages from the mid-single digits to the low double-digits, on a licensed product-by-licensed product basis, on worldwide net product sales, subject to reduction in specified circumstances. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, the Company may not receive any additional milestone payments or royalty payments from GSK. GSK became solely responsible for development and commercialization for each licensed target in the collaboration when the research term ended on January 8, 2015.

Collaboration Revenue

Through December 31, 2018, the Company has earned a total of $89.0 million under the GSK agreement, which the Company recognized as collaboration revenue in the consolidated statements of operations and comprehensive loss, including $20.0 million in milestone revenue in the year ended December 31, 2018 and $10.0 million in milestone revenue in the year ended December 31, 2017. The Company did not have any deferred revenue related to this agreement as of December 31, 2018 or December 31, 2017 and any future revenues will relate to any milestone payments and royalties received under the agreement with respect to the two remaining targets.

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

Roche Molecular

In December 2012, Eisai and the Company entered into an agreement with Roche Molecular under which Eisai and the Company engaged Roche Molecular to develop a companion diagnostic to identify patients who possess certain activating mutations of EZH2. In October 2013, this agreement was amended to include additional mutations in EZH2. The development costs due under the amended agreement with Roche Molecular were the responsibility of Eisai until the execution of the amended and restated collaboration and license agreement with Eisai in March 2015, at which time the Company assumed responsibility for the remaining development costs due under the agreement. In December 2015, the Company entered into a second amendment to the companion diagnostic agreement with Roche Molecular. The agreement was further amended in March 2018. Under the amended agreement, the Company is responsible for remaining development costs of $10.4 million due under the agreement as of March 2018 and Eisai has agreed to reimburse the Company $0.9 million of this amount related to a regulatory milestone for Japan. As of December 31, 2018, the Company is responsible for the remaining development costs of $8.4 million due under the agreement. We expect the remaining development costs under the amended agreement to be incurred and paid through 2020.

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

Boehringer Ingelheim

In November 2018, the Company entered into a collaboration and license agreement with Boehringer Ingelheim International GmbH (“Boehringer Ingelheim”) to discover, research, develop and commercialize small molecule compounds that are inhibitors of an undisclosed histone acetyl transferase, or HAT, target and an undisclosed helicase target, along with associated predictive biomarkers (the “Target Projects”). Under the terms of the agreement, the Company granted to Boehringer Ingelheim an exclusive, world-wide license to the undisclosed target inhibitors technology. The agreement also includes reciprocal licenses to utilize each other’s know-how, patents and technologies for activities under the agreement. Further, each party is granted the license to develop, manufacture, commercialize and otherwise exploit any compound or product that successfully achieves start of lead optimization (“SoLO”). The Company is also obligated to provide R&D services through SoLO approval for both Target Projects, and to serve on the Joint Steering Committee (“JSC”) throughout the contractual term of the contract. The parties will jointly research and develop the first target program and will share commercialization activities within the United States. Boehringer Ingelheim will assume responsibility for commercialization outside of the United States. Boehringer Ingelheim is responsible for worldwide development and commercialization of the second target program.

Agreement Structure

Under the terms of the agreement, the Company received a $15.0 million upfront payment and will receive $5.0 million in research funding for the costs to be incurred by the Company in connection with its research activities, payable quarterly in four equal installments during 2019. At its discretion, Boehringer Ingelheim has the option to extend the research period by up to one year, subject the Company’s agreement to the specified research activities and additional research funding. The Company is eligible to receive up to $80.5 million in clinical development milestone payments, up to $106.5 million in regulatory milestone payments and up to $93.5 million in sales-based milestone payments. In addition, Boehringer Ingelheim is required to pay the Company tiered royalties, on a product by product, and country by country basis, at percentages ranging from the mid-single digits to low-double digits. Royalties will be payable on net product sales for therapies directed at the second target both in the United States and the rest of the world and net product sales outside of the United States for therapies directed at the first target. The next potential milestone payment that the Company might be entitled to receive under this agreement is a $5.5 million milestone, for each Target Project, for the SoLO Approval for a compound, as defined in the agreement. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, the Company may not receive any additional milestone or royalty payments from Boehringer Ingelheim.

Accounting Considerations of the Agreement

The Company assessed the arrangement in accordance with ASC 606 and concluded that the contract counterparty, Boehringer Ingelheim, is a customer based on the arrangement structure, through the satisfaction of each target’s performance obligations. The Company identified the following performance obligations under the arrangement:

•	the combination of the Epizyme License to the first undisclosed target inhibitor technology, associated research and development services through the research period and,

•	the combination of the Epizyme License to the second undisclosed target inhibitor technology, associated research and development services through the research period.

The Company determined that each Epizyme license was not distinct from the associated research and development services due to the limited economic benefit that Boehringer Ingelheim would derive from the Epizyme license if the research services were not provided by the Company. Accordingly, the Epizyme license and associated research and development services, for each Target Project, are each accounted for as a combined performance obligation.

Under the agreement, the Company determined that the total transaction price is $20.0 million, comprised of the following:

•	$15.0 million total upfront payment received under the agreement; and

•	$5.0 million research funding payment to be received in 2019

The future potential milestone payments are excluded from the transaction price, as the achievement of the milestone events are highly uncertain. As such, all milestone payments are fully constrained. The Company will reevaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and, if necessary, adjust its estimate of the transaction price.

The Company determined that a 50/50 allocation of transaction price between the two performance obligations is appropriate considering the following factors: (i) R&D components’ standalone selling price estimated using the cost plus margin approach; based on cost-plus 10%; (ii) the license rights granted for each program (world-wide or ex-US only) and their potential market opportunities; (iii) the total potential milestone payments for each program; and (iv) the expected revenue recognition pattern for each program, which is expected to be relatively consistent. Therefore, $10.0 million is allocated to the first undisclosed target license and associated research services and $10.0 million is allocated to the second undisclosed target license and associated research services and will be recognized through December 31, 2019.

The allocation of the variable consideration, the development milestones, will be allocated to each performance obligation as described in the contract. The milestone payments are defined by program and are directly attributable to distinct achievements in each program. The recognition of revenue for each milestone will be based on progress to date in satisfying the applicable performance obligation.

Collaboration Revenue

Through December 31, 2018, the Company has recognized $1.7 million in total collaboration revenue since the inception of this collaboration. As of December 31, 2018, the Company had deferred revenue of $13.3 million related to this agreement.

The Company will reevaluate the likelihood of achieving future milestones at the end of each reporting period. If the performance obligations have not been satisfied at the point at which the risk of significant revenue reversal is resolved, the transaction price will be adjusted and a cumulative catch up based on performance to date will be recorded. If performance obligations that have been satisfied, the milestone revenue from the arrangement will be recognized as revenue in the period the risk of significant reversal is relieved.

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

Stock-Based Compensation

Stock-based compensation expense is classified in the consolidated statements of operations and comprehensive loss as follows:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Research and development	$4,083	$5,613	$5,352
General and administrative	7,921	5,818	5,216
Total	$12,004	$11,431	$10,568

Stock Options

The Company uses the Black-Scholes option-pricing model to measure the fair value of stock option awards. Key weighted average assumptions used in this pricing model on the date of grant for options granted to employees are as follows:

	Year Ended December 31,
	2018	2017	2016
Risk-free interest rate	2.6%	1.8%	1.2%
Expected life of options	6.0 years	6.0 years	6.0 years
Expected volatility of underlying stock	71.5%	74.2%	78.5%
Expected dividend yield	0.0%	0.0%	0.0%

There were no stock option awards granted to non-employees in the years ended December 31, 2018, 2017 or 2016.

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

The following is a summary of stock option activity for the year ended December 31, 2018:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at December 31, 2017	4,576	$14.57
Granted	2,537	14.66
Exercised	(215)	8.76
Forfeited or expired	(1,745)	15.70
Outstanding at December 31, 2018	5,153	$14.48	7.7	$513
Exercisable at December 31, 2018	2,126	$15.33	6.1	$513

During the years ended December 31, 2018, 2017 and 2016, the Company granted stock options to purchase an aggregate of 2,537,277 shares, 2,331,500 shares, and 2,212,668 shares, respectively, at weighted average grant date fair values per option share of $9.49, $8.85, and $6.42, respectively. The total grant date fair value of options that vested during the years ended December 31, 2018, 2017 and 2016 was $12.1 million, $12.0 million, and $12.0 million, respectively. The aggregate intrinsic value of stock options exercised was $1.5 million in 2018, $4.1 million in 2017 and $7.1 million in 2016.

As of December 31, 2018, there was $23.4 million in unrecognized stock-based compensation related to stock options that are expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 2.7 years.

Restricted Stock Units

As of December 31, 2018, there were no restricted stock units outstanding.

In February 2016, the Company granted 80,732 restricted stock units with a grant date fair value of $9.29 per unit, in accordance with a former chief financial officer’s employment agreement. Of the total restricted stock unit awards granted, 73,779 shares vested through the termination of the officer’s employment in August 2017. As of December 31, 2018, there was no unrecognized compensation cost related to restricted stock units, which were cancelled upon termination for the remaining unvested awards. The intrinsic value of restricted stock that vested during the years ended December 31, 2018, 2017 and 2016 was $0.0 million, $0.3 million and $0.5 million, respectively.

401(k) Savings Plan

The Company has a defined contribution 401(k) savings plan (the “401(k) Plan”). The 401(k) Plan covers substantially all employees, and allows participants to defer a portion of their annual compensation on a pretax basis. Company contributions to the 401(k) Plan may be made at the discretion of the board of directors. During the year ended December 31, 2014, the Company implemented a matching contribution to the 401(k) Plan, matching 50% of an employee’s contribution up to a maximum of 3% of the participant’s compensation. Company contributions to the 401(k) plan totaled $0.5 million, $0.5 million and $0.4 million in the years ended December 31, 2018, 2017 and 2016, respectively.

11. Loss per Share

As described in Note 2, Summary of Significant Accounting Policies, the Company computes basic and diluted earnings (loss) per share using a methodology that gives effect to the impact of outstanding participating securities (the “two-class method”). The two-class method was not applied for the years ended December 31, 2018, 2017, and 2016 due to the net loss recognized in each of those periods.

Basic and diluted loss per share allocable to common stockholders are computed as follows:

	Year Ended December 31,
	2018	2017	2016
	(In thousands except per share data)
Net loss	$(123,630)	$(134,309)	$(110,212)
Weighted average shares outstanding	71,864	61,471	57,126
Basic and diluted loss per share allocable to common stockholders	$(1.72)	$(2.18)	$(1.93)

The following common stock equivalents were excluded from the calculation of diluted loss per share allocable to common stockholders because their inclusion would have been antidilutive:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Stock options	5,153	4,576	4,059
Unvested restricted stock	—	—	64
Shares issuable under employee stock purchase plan	28	23	46
	5,181	4,599	4,169

12. Related Party Transactions

Celgene has made a series of equity investments in the Company, owning 3,674,640 shares of common stock representing 4.6% of the Company’s outstanding common stock as of December 31, 2018. Refer to Note 9, Collaborations, for additional information regarding the Company’s original agreement with Celgene entered into in April 2012 and the amended and restated agreement with Celgene entered into in July 2015.

Under the Celgene collaboration agreement, the Company recognized $1.9 million and $1.1 million in collaboration revenue in the years ended December 31, 2017 and 2016, respectively. The Company recognized no revenue under the Celgene collaboration agreement for the year ended December 31, 2018. As of December 31, 2018, and 2017 the Company had $3.8 million and $28.8 million in deferred revenue related to the Celgene collaboration arrangement, respectively. Additionally, in the years ended December 31, 2018, 2017 and 2016, the Company recorded $0.0 million, $0.0 million and $0.1 million, respectively, in global development co-funding from Celgene. As of December 31, 2018 and 2017, the Company had no accounts receivable for either period, respectively, related to this collaboration arrangement.

13. Unaudited Quarterly Results

The results of operations on a quarterly basis for the years ended December 31, 2018 and 2017 are set forth below:

	Quarter Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
	(In thousands, except per share data)
Collaboration revenue	$—	$12,000	$—	$9,700
Operating expenses:
Research and development	25,622	31,346	27,027	21,838
General and administrative	9,360	10,914	11,528	12,170
Total operating expenses	34,982	42,260	38,555	34,008
Operating loss	(34,982)	(30,260)	(38,555)	(24,308)
Other income, net	917	1,132	1,063	1,420
Income tax benefit	—	—	—	(57)
Net loss	$(34,065)	$(29,128)	$(37,492)	$(22,945)
Loss per share allocable to common stockholders:
Basic	$(0.49)	$(0.42)	$(0.54)	$(0.29)
Diluted	$(0.49)	$(0.42)	$(0.54)	$(0.29)
Weighted average shares outstanding:
Basic	69,386	69,490	69,539	78,962
Diluted	69,386	69,490	69,539	78,962

	Quarter Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
	(In thousands, except per share data)
Collaboration revenue	$—	$10,000	$—	$—
Operating expenses:
Research and development	24,695	27,292	28,741	28,933
General and administrative	8,269	11,170	9,311	8,431
Total operating expenses	32,964	38,462	38,052	37,364
Operating loss	(32,964)	(28,462)	(38,052)	(37,364)
Other income, net	442	438	455	862
Income tax benefit	—	—	—	336
Net loss	$(32,522)	$(28,024)	$(37,597)	$(36,166)
Loss per share allocable to common stockholders:
Basic	$(0.56)	$(0.48)	$(0.63)	$(0.52)
Diluted	$(0.56)	$(0.48)	$(0.63)	$(0.52)
Weighted average shares outstanding:
Basic	58,219	58,377	59,899	69,287
Diluted	58,219	58,377	59,899	69,287