Form 10-Q
period 2019-03-31
Epizyme, Inc.
filed 2019-05-06
CIK 1571498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, $0.0001 par value	EPZM	Nasdaq Global Select Market

The number of shares outstanding of the registrant’s common stock as of April 30, 2019: 90,833,141 shares.

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

Our management’s discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which have been prepared by us in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim periods and with Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. This discussion and analysis should be read in conjunction with these unaudited condensed consolidated financial statements and the notes thereto as well as in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, or our Annual Report. The three months ended March 31, 2019 and 2018 are referred to as the first quarter of 2019 and 2018, respectively. Unless the context indicates otherwise, all references herein to our company include our wholly owned subsidiary.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

EPIZYME, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except per share data)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$144,305	$86,671
Marketable securities	226,841	153,633
Accounts receivable	12,978	20,067
Prepaid expenses and other current assets	15,214	12,164
Total current assets	399,338	272,535
Property and equipment, net	1,846	2,057
Operating lease assets	10,650	—
Restricted cash and other assets	888	909
Total assets	$412,722	$275,501
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,017	$4,780
Accrued expenses	15,600	19,700
Current portion of operating lease obligation	2,783	—
Current portion of deferred revenue	5,409	13,300
Other current liabilities	19	53
Total current liabilities	31,828	37,833
Operating lease obligation, net of current portion	8,682	—
Deferred revenue, net of current portion	3,806	3,806
Other long-term liabilities	53	853
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized; 350 shares issued and outstanding (equivalent to 3,500 common shares upon conversion at a 10:1 ratio)	37,432	—
Common stock, $0.0001 par value; 125,000 shares authorized; 90,803 shares and 79,175 shares issued and outstanding, respectively	9	8
Additional paid-in capital	946,943	819,779
Accumulated other comprehensive income (loss)	32	(54)
Accumulated deficit	(616,063)	(586,724)
Total stockholders’ equity	368,353	233,009
Total liabilities and stockholders’ equity	$412,722	$275,501

See notes to condensed consolidated financial statements.

EPIZYME, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(Amounts in thousands, except per share data)

	Three Months Ended March 31,
	2019	2018
Collaboration revenue	$7,891	$—
Operating expenses:
Research and development	26,896	25,622
General and administrative	11,986	9,360
Total operating expenses	38,882	34,982
Operating loss	(30,991)	(34,982)
Other income, net:
Interest income, net	1,658	899
Other (expense) income, net	(6)	18
Other income, net	1,652	917
Net loss	$(29,339)	$(34,065)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	86	(23)
Comprehensive loss	$(29,253)	$(34,088)
Reconciliation of net loss to net loss attributable to common stockholders:
Net loss	$(29,339)	$(34,065)
Accretion of convertible preferred stock	(2,940)	—
Net loss attributable to common stockholders	$(32,279)	$(34,065)
Net loss per share attributable to common stockholders - basic and diluted	$(0.39)	$(0.49)
Weighted-average common shares outstanding used in net loss per share attributable to common stockholders - basic and diluted	82,424	69,386

See notes to condensed consolidated financial statements.

EPIZYME, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(29,339)	$(34,065)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	207	361
Stock-based compensation	3,211	2,887
Amortization of discount on investments	(690)	(106)
Changes in operating assets and liabilities:
Accounts receivable	7,090	358
Prepaid expenses and other current assets	(3,051)	68
Accounts payable	3,174	226
Accrued expenses	(4,274)	(147)
Deferred revenue	(7,891)	—
Operating lease assets	943	—
Operating lease liabilities	(963)	—
Other assets	21	(36)
Other liabilities	—	113
Net cash used in operating activities	(31,562)	(30,341)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(173,151)	(100,763)
Maturities of available-for-sale securities	100,720	32,988
Purchases of property and equipment	(21)	(108)
Net cash (used in) investing activities	(72,452)	(67,883)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments under capital lease obligation	—	(110)
Proceeds from issuance of common stock, net of commissions	122,992	—
Proceeds from issuance of preferred stock, net of commissions	37,432	—
Proceeds from stock options exercised	886	1,500
Proceeds from shares under employee stock purchase plan	360	459
Payment of public offering costs	(22)	—
Net cash provided by financing activities	161,648	1,849
Net increase (decrease) in cash, cash equivalents and restricted cash	57,634	(96,375)
Cash, cash equivalents and restricted cash, beginning of period	87,133	227,126
Cash, cash equivalents and restricted cash, end of period	$144,767	$130,751
SUPPLEMENTAL CASH FLOW INFORMATION:
Unpaid offering costs	$262	$—
Purchases of property and equipment unpaid at period end	$—	$44

See notes to condensed consolidated financial statements.

EPIZYME, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

(Amounts in thousands, except share amounts)

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2017	69,301,691	$7	—	$—	$723,510	$(488,097)	$(49)	$235,371
Cumulative catch up related to the adoption of ASU 2016-09	—	—	—	—	—	25,003	—	25,003
Exercise of stock options and vesting of restricted stock units	152,734	—	—	—	1,500	—	—	1,500
Stock-based compensation	—	—	—	—	2,887	—	—	2,887
Issuance of shares under employee stock purchase plan	31,116	—	—	—	459	—	—	459
Unrealized gain on available for sale securities	—	—	—	—	—	—	(23)	(23)
Net loss	—	—	—	—	—	(34,065)	—	(34,065)
Balance at March 31, 2018	69,485,541	$7	—	—	$728,356	$(497,159)	$(72)	$231,132

Balance at December 31, 2018	79,175,380	$8	—	$—	$819,779	$(586,724)	$(54)	$233,009
Issuance of common stock (net of commissions and offering costs of $284)	11,500,000	1	—	—	122,707	—	—	122,708
Issuance of Series A Convertible Preferred Stock, net of commissions and beneficial conversion charge	—	—	350,000	34,492	2,940	—	—	37,432
Accretion of Series A Convertible Preferred Stock	—	—	—	2,940	(2,940)	—	—	—
Exercise of stock options and vesting of restricted stock units	89,726	—	—	—	886	—	—	886
Stock-based compensation	—	—	—	—	3,211	—	—	3,211
Issuance of shares under employee stock purchase plan	37,972	—	—	—	360	—	—	360
Unrealized loss on available for sale securities	—	—	—	—	—	—	86	86
Net loss	—	—	—	—	—	(29,339)	—	(29,339)
Balance at March 31, 2019	90,803,078	$9	350,000	$37,432	$946,943	$(616,063)	$32	$368,353

See notes to condensed consolidated financial statements.

EPIZYME, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Overview

Epizyme, Inc. (collectively referred to with its wholly owned, controlled subsidiary, Epizyme Securities Corporation, as “Epizyme” or the “Company”) is a late-stage biopharmaceutical company that is committed to rewriting treatment for cancer and other serious diseases through the discovery, development, and commercialization of novel epigenetic medicines. By focusing on the genetic drivers of disease, the Company’s science seeks to match targeted medicines with the patients who need them. The Company is developing its lead product candidate, tazemetostat, an oral, first-in-class selective inhibitor of the EZH2 histone methyltransferase, or HMT, in a broad range of cancer types and settings, and developing its novel G9a program, EZM8266, for the treatment of sickle cell disease, or SCD.

Through March 31, 2019, the Company has raised, including amounts received under collaboration agreements, an aggregate of $1,148.3 million to fund its operations, of which $232.8 million was non-equity funding through its collaboration agreements, $839.5 million was from the sale of common stock and series A preferred stock in the Company’s public offerings and $76.0 million was from the sale of redeemable convertible preferred stock in private financings prior to the Company’s initial public offering in May 2013.  As of March 31, 2019, the Company had $371.1 million in cash, cash equivalents and marketable securities.

The Company commenced active operations in early 2008. Since its inception, the Company has generated an accumulated deficit of $616.1 million through March 31, 2019, and will require substantial additional capital to fund its research and development. The Company is subject to risks common to companies in the biotechnology industry, including, but not limited to, risks of failure of clinical trials and preclinical studies, the need to obtain additional financing to fund the future development and commercialization of tazemetostat and the rest of its pipeline, the need to obtain marketing approval for its product candidates, the need to successfully commercialize and gain market acceptance of its product candidates, dependence on key personnel, protection of proprietary technology, compliance with government regulations, development by competitors of technological innovations and ability to transition from clinical-stage manufacturing to commercial-stage production of products.

2. Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018, or the Annual Report.

The unaudited condensed consolidated financial statements include the accounts of Epizyme, Inc. and its wholly owned, controlled subsidiary, Epizyme Securities Corporation. All intercompany transactions and balances of subsidiaries have been eliminated in consolidation. In the opinion of management, the information furnished reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair presentation of the results for the reported interim periods. The Company considers events or transactions that occur after the balance sheet date but before the condensed consolidated financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The three months ended March 31, 2019 and 2018 are referred to as the first quarter of 2019 and 2018, respectively. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period.

Certain reclassifications have been made to prior periods to conform to current period presentation. Reclassification of prior year amounts have been made to present capital lease liability in other current and other long-term liabilities in the consolidated Balance Sheets. There was no impact on total operating expenses or net income (loss) resulting from these reclassifications.

Significant Accounting Policies

During the quarter ended March 31, 2019, the Company adopted Accounting Standards Codification, Topic 842, Leases, or ASC 842, using the required modified retrospective approach and utilizing the effective date as its date of initial application, for which prior periods are presented in accordance with previous guidance in ASC 840, Leases, or ASC 840, as referenced below in this Note 2 under Recently Adopted Accounting Pronouncements. There have been no other material changes to the Company’s significant accounting policies during the three months ended March 31, 2019, as compared to the significant accounting policies disclosed in Note 2, Summary of Significant Accounting Policies, of the Company’s financial statements included in the Annual Report.

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

The Company’s evaluation entails analyzing prospective operating budgets and forecasts for expectations of the Company’s cash needs, and comparing those needs to the current cash, cash equivalent and marketable securities balances. After considering the Company’s current research and development plans and the timing expectations related to the progress of its programs, and after considering its existing cash, cash equivalents and marketable securities as of March 31, 2019, the Company did not identify conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these financial statements were issued.

Pending Accounting Pronouncements

In November 2018, the Financial Accounting Standards Board, or FASB, issued ASU 2018-18, Collaborative Arrangements, or ASC 808, which clarifies certain transactions between collaborative arrangement participants should be accounted for as revenue when the collaborative arrangement participant is a customer in the context of a unit of account and precludes recognizing as revenue consideration received from a collaborative arrangement participant if the participant is not a customer. The ASU will be effective for the Company in the first quarter of fiscal 2021, with early adoption permitted. A retrospective adoption to the date the Company adopted ASC 606 is required by recognizing a cumulative-effect adjustment to the opening balance or retained earnings of the earliest period presented. The Company is currently evaluating the impact of the adoption of this standard on its financial statements.

Recently Adopted Accounting Pronouncements

Leases

In February 2016, the FASB issued Accounting Standards Update, or ASU, 2016-02, Leases, or ASC 842, which requires lessees to recognize a right-of-use asset and lease liability for most lease arrangements. The new standard is effective for annual reporting periods beginning after December 15, 2018. A modified retrospective transition approach is required to be applied to leases existing as of, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.

Effective January 1, 2019, the Company adopted ASC 842 using the required modified retrospective approach and utilizing the effective date as its date of initial application, for which prior periods are presented in accordance with the previous guidance in ASC 840, Leases, or ASC 840.

At the inception of an arrangement, the Company determines whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement. Most leases with a term greater than one year are recognized on the balance sheet as right-of-use assets and short-term and long-term lease liabilities, as applicable. The Company has elected not to recognize on the balance sheet leases with terms of 12 months or less. The Company typically only includes an initial lease term in its assessment of a lease arrangement. Options to renew a lease are not included in the Company’s assessment unless there is reasonable certainty that the Company will renew.

Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected remaining lease term. Certain adjustments to the right-of-use asset may be required for items such as incentives received. The interest rate implicit in lease contracts is typically not readily determinable. As a result, the Company utilizes its incremental borrowing rate, which reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term, in a similar economic environment. In transition to ASC 842, the Company utilized the remaining lease term of its leases in determining the appropriate incremental borrowing rates.

In accordance with ASC 842, components of a lease should be split into three categories: lease components (e.g., land, building, etc.), non-lease components (e.g., common area maintenance, consumables, etc.), and non-components (e.g., property taxes, insurance, etc.).  The fixed and in-substance fixed contract consideration (including any consideration related to non-components) must be allocated based on the respective relative fair values to the lease components and non-lease components.

Although separation of lease and non-lease components is required, certain expedients are available. Entities may elect the practical expedient to not separate lease and non-lease components by class of underlying asset. Rather, entities would account for each lease component and the related non-lease component together as a single component.

In adopting ASC 842, the Company elected to utilize the available package of practical expedients permitted under the transition guidance within the new standard, which does not require the reassessment of the following: i) whether existing or expired arrangements are or contain a lease, ii) the lease classification of existing or expired leases, and iii) whether previous initial direct costs would qualify for capitalization under the new lease standard.

The adoption of this standard resulted in the recognition of operating lease liabilities and right-of-use assets of $11.5 million and $10.7 million, respectively, on the Company’s balance sheet relating to its leases for its corporate headquarters in Cambridge, Massachusetts and other operating leases. The adoption of the standard did not have a material effect on the Company’s condensed consolidated statements of operation and comprehensive loss or condensed consolidated statements of cash flows.

Compensation

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation, or ASC 718: Improvements to Nonemployee Share-Based Payment Accounting, or ASU 2018-07. The guidance in this ASU expands the scope of ASC 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The new standard is effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within each annual reporting period. The Company adopted ASU 2018-07 as of January 1, 2019. The impact on the Company’s condensed consolidated financial statements was not material.

3. Cash

A reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows, is as follows:

	As of March 31,
	2019	2018
	(In thousands)
Cash and cash equivalents	$144,305	$130,289
Restricted cash, as part of other assets	462	462
Total cash, cash equivalents, and restricted cash
shown in the consolidated statements of cash flows	$144,767	$130,751

The $0.5 million relates to a letter of credit as a security deposit for the office and laboratory lease at Technology Square in Cambridge, Massachusetts. The Company has recorded cash held to secure this letter of credit as restricted cash in restricted cash and other assets on the condensed consolidated balance sheet.

4. Marketable Securities

The following table summarizes the available-for-sale securities held at March 31, 2019 (in thousands):

Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$110,751	$21	$—	$110,772
Corporate notes	116,054	15	—	116,069
Total	$226,805	$36	$—	$226,841

The following table summarizes the available-for-sale securities held at December 31, 2018 (in thousands):

Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$73,110	$—	$(22)	$73,088
Corporate notes	80,575	—	(30)	80,545
Total	$153,685	$—	$(52)	$153,633

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. At March 31, 2019, the balance in the Company’s accumulated other comprehensive loss was composed solely of activity related to the Company’s available-for-sale marketable securities. There were no realized gains or losses recognized on the sale or maturity of available-for-sale securities during the three months ended March 31, 2019, and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive loss for the same period.

The aggregate fair value of available-for-sale securities held by the Company in an unrealized loss position for less than twelve months as of March 31, 2019 was $59.4 million, which consisted of 7 commercial paper securities and 17 corporate notes securities. The aggregate unrealized loss for those securities in an unrealized loss position for less than twelve months as of March 31, 2019 was less than $0.1 million.

The Company does not intend to sell and it is unlikely that the Company will be required to sell the above investments before recovery of their amortized cost bases, which may be maturity. The Company determined that there was no material change in the credit risk of any of its investments. As a result, the Company determined it did not hold any investments with any other-than-temporary impairment as of March 31, 2019. The weighted-average maturity of the Company’s portfolio was approximately six months at March 31, 2019.

5. Fair Value Measurements

The Company’s financial instruments as of March 31, 2019 and December 31, 2018 consisted primarily of cash and cash equivalents, marketable securities and accounts receivable and accounts payable. As of March 31, 2019 and December 31, 2018, the Company’s financial assets recognized at fair value consisted of the following:

	Fair Value as of March 31, 2019
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents	$137,954	$65,912	$72,042	$—
Marketable securities:
Commercial paper	110,772	—	110,772	—
Corporate notes	116,069	—	116,069	—
Total	$364,795	$65,912	$298,883	$—

	Fair Value as of December 31, 2018
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents	$79,225	$50,785	$28,440	$—
Marketable securities:
Commercial paper	73,088	—	73,088	—
Corporate notes	80,545	—	80,545	—
Total	$232,858	$50,785	$182,073	$—

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

6. Supplemental Balance Sheet Information

Accrued expenses consisted of the following:

	March 31, 2019	December 31, 2018
	(In thousands)
Employee compensation and benefits	$2,365	$5,509
Research and development expenses	10,854	11,272
Professional services and other	2,381	2,919
Accrued expenses	$15,600	$19,700

7. Income Taxes

The Company did not record a federal or state income tax provision or benefit for the three months ended March 31, 2019 and 2018 due to the expected and known loss before income taxes to be incurred, or incurred, as applicable, for the years ended December 31, 2019 and 2018, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets, with the exception of the deferred tax asset related to alternative minimum tax credit.

8. Commitments and Contingencies

There have been no significant changes to the Company’s commitments and contingencies in the three months ended March 31, 2019, as compared to those disclosed in Note 7, Commitments and Contingencies, included in its Annual Report.

9. Leases

The Company enters into lease arrangements for its facilities as well as certain equipment. A summary of the arrangements are as follows:

Operating Leases

The Company leases office and laboratory space at Technology Square in Cambridge, Massachusetts under a Lease Agreement, dated as of June 15, 2012, as amended, or the Lease, with ARE-TECH Square, LLC, a Delaware limited liability company, or Landlord, with a term that originally continued through May 31, 2018, and a Company option to extend the term of the lease at the then-current market rent, as defined in the Lease, through November 30, 2022.

In May 2017, the Company entered into a Third Amendment to Lease, or the Third Amendment, with the Landlord, and a Fourth Amendment to Lease with the Landlord, or the Fourth Amendment, and, together with the Third Amendment, the Amendments.

Under the Amendments, the Company extended the term of the lease to November 30, 2022 but retained the right to terminate the Lease, effective as of December 31, 2018, by giving written notice to the Landlord by December 31, 2017 and paying an early termination fee. The Company did not exercise this right. Under the Lease as amended, the Company has agreed to pay a monthly base rent of approximately $0.2 million for the period commencing December 1, 2017 through May 31, 2018, with an increase on June 1, 2018 of approximately $33,000 and annual increases of approximately $9,000 on December 1 of each subsequent year until December 1, 2021.

The Company has a $0.5 million letter of credit as a security deposit for this lease and has recorded cash held to secure this letter of credit as restricted cash and other assets on the consolidated balance sheet. In applying the ASC 842 transition guidance, the Company determined the classification of this lease to be operating and recorded a lease liability and a right-of-use asset on the ASC 842 effective date.

In addition, the Company has a capital lease related to computer hardware equipment, an operating lease for storage space in Colorado and an operating lease for office space in North Carolina. In applying the ASC 842 transition guidance, the Company determined the classification of the storage space and office space as operating leases and recorded lease liabilities and right-of-use assets on the ASC 842 effective date.

The Company is required to pay certain variable costs to the landlord in addition to fixed rent. These costs include common area maintenance, real estate taxes, and parking.

The following table contains a summary of the lease costs recognized under Topic 842 and other information pertaining to the Company’s operating leases for the three months ended March 31, 2019:

Three Months Ended March 31,
2019
(In thousands)
Lease cost
Operating lease cost	$888
Variable lease cost	323
Total lease cost	$1,211

Other information
Operating cash flows used for operating leases	$905
Weighted average remaining lease term	3.6 years
Weighted average discount rate	8.55%

Future minimum lease payments under the Company’s non-cancelable operating leases as of March 31, 2019, are as follows:

As of March 31, 2019
(In thousands)
2019	$2,726
2020	3,721
2021	3,614
2022	3,332
Thereafter	—
Total lease payments	$13,393
Less: imputed interest	(1,928)
Total operating lease liabilities at March 31, 2019	$11,465

10. Collaborations

Celgene

In April 2012, the Company entered into a collaboration and license agreement with Celgene Corporation, or Celgene. On July 8, 2015, the Company entered into an amendment and restatement of the collaboration and license agreement with Celgene.

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

Under the original agreement, the Company received a $65.0 million upfront payment and $25.0 million from the sale of its series C redeemable convertible preferred stock to an affiliate of Celgene, of which $3.0 million was considered a premium and included as collaboration arrangement consideration for a total upfront payment of $68.0 million. In addition, the Company has received a $25.0 million clinical development milestone payment and $7.0 million of global development co-funding through March 31, 2019. The Company was also eligible to receive $35.0 million in an additional clinical development milestone payment and up to $100.0 million in regulatory milestone payments related to DOT1L as well as up to $65.0 million in payments, including a combination of clinical development milestone payments and an option exercise fee for each available target to which Celgene had the right to exercise its option during an initial option period that would have ended in July 2015 but was extended pursuant to the amended and restated agreement as discussed below under “Amended and Restated Agreement Structure” (each a “selected target”), and up to $100.0 million in regulatory milestone payments for each selected target. As to DOT1L and each selected target, the Company retained all product rights in the United States and was eligible to receive royalties for each target at defined percentages ranging from the mid-single digits to the mid-teens on net product sales outside of the United States subject to reduction in specified circumstances.

The Company was obligated to conduct and solely fund research and development costs of the Phase 1 clinical trials for pinometostat. For all remaining DOT1L program development costs, Celgene and the Company were to equally co-fund global development and each party was to solely fund territory-specific development costs for its territory.

Amended and Restated Agreement Structure

Under the amended and restated collaboration and license agreement:

•	Celgene retained its exclusive license to small molecule HMT inhibitors targeting DOT1L, including pinometostat,
•	Celgene’s other option rights were narrowed to small molecule HMT inhibitors targeting three predefined targets, or the Option Targets,
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

All performance obligations, except for the three material rights were substantially satisfied as of the adoption of ASC 606 and therefore all of the transaction price allocated to those performance obligations has been recognized as revenue under ASC 606. Through March 31, 2019, the Company has recognized revenue of $99.2 million under the agreement as collaboration revenue in the Company’s consolidated statements of operations and comprehensive loss and in accumulated deficit as a result of the cumulative-effect recognition upon adoption of ASC 606. The amounts received that have not yet been recognized as revenue, related to the material rights, are recorded in deferred revenue on the Company’s condensed consolidated balance sheet. Deferred revenue related to the agreement amounted to $3.8 million as of March 31, 2019, all of which is included in noncurrent liabilities.

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

Agreement Structure

Under the agreement, the Company has received and recognized as collaboration revenue a $20.0 million upfront payment, a $3.0 million payment upon the execution of the March 2014 agreement amendment, $6.0 million of fixed research funding, $9.0 million for research and development services and $51.0 million of preclinical and research and development milestone payments.

The preclinical and research and development milestone payments total includes a $10.0 million milestone payment earned in May 2017 related to the second target in the collaboration, upon GSK’s initiation of good laboratory practices toxicology studies, as well as a  $6.0 million clinical milestone following GSK’s initiation of patient dosing in a Phase 1 clinical trial of a PRMT5 inhibitor that the Company discovered and licensed to GSK. In 2018, the Company recognized a $12.0 million milestone earned in 2018 relating to the first dosing of a patient in a Phase 2 clinical trial of GSK3326595, a PRMT5 inhibitor discovered by us and licensed to GSK under the collaboration agreement, as well as a $8.0 million milestone payment earned in 2018 relating to the initiation of a patient dosing in a Phase 1 clinical trial of GSK3368715, a PRMT1 inhibitor discovered by us and licensed to GSK under the collaboration agreement. As of March 31, 2019, for the two remaining targets, the Company is eligible to receive up to $50.0 million in clinical development milestone payments, up to $197.0 million in regulatory milestone payments and up to $128.0 million in sales-based milestone payments. As a result of the termination of the agreement as it relates to the third target, the Company will receive no additional payments related to that target. In addition, GSK is required to pay the Company royalties, at percentages from the mid-single digits to the low double-digits, on a licensed product-by-licensed product basis, on worldwide net product sales, subject to reduction in specified circumstances. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, the Company may not receive any additional milestone payments or royalty payments from GSK. GSK became solely responsible for development and commercialization for each licensed target in the collaboration when the research term ended on January 8, 2015.

Collaboration Revenue

Through March 31, 2019, the Company has earned a total of $89.0 million under the GSK agreement, which the Company recognized as collaboration revenue in the condensed consolidated statements of operations and comprehensive loss. The Company has $12.0 million receivable as of March 31, 2019, under this agreement as a result of the achievement of a milestone in 2018. The Company did not have any deferred revenue related to this agreement as of March 31, 2019 or March 31, 2018 and any future revenues will relate to milestone payments and royalties received under the agreement with respect to the two remaining targets, if any.

Eisai

In April 2011, the Company entered into a collaboration and license agreement with Eisai Co. Ltd., or Eisai, under which the Company granted Eisai an exclusive worldwide license to its small molecule HMT inhibitors directed to the EZH2 HMT, including the Company’s product candidate tazemetostat, while retaining an opt-in right to co-develop, co-commercialize and share profits with Eisai as to licensed products in the United States.

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

Under the original agreement, Eisai was solely responsible for funding all research, development and commercialization costs for EZH2 compounds. Under the amended and restated agreement, the Company is solely responsible for funding global development, manufacturing and commercialization costs for EZH2 compounds outside of Japan, including the remaining development costs due under a companion diagnostic agreement with Roche Molecular Systems Inc., or Roche Molecular, and Eisai is solely responsible for funding Japan-specific development and commercialization costs for EZH2 compounds.

The Company recorded the reacquisition of worldwide rights, excluding Japan, to the EZH2 program, including tazemetostat, under the amended and restated agreement with Eisai as an acquisition of an in-process research and development asset. As this asset was acquired without corresponding processes or activities that would constitute a business, had not achieved regulatory approval for marketing and, absent obtaining such approval, had no alternative future use, the Company recorded the $40.0 million upfront payment made to Eisai in March 2015 as research and development expense in the consolidated statements of operations and comprehensive loss. The Company has also agreed to pay Eisai up to $20.0 million in clinical development milestone payments, including a $10.0 million milestone upon the earlier of initiation of a first phase 3 clinical trial of any EZH2 product or the first submission of an NDA or Market Authorization Application, or MAA, up to $50.0 million in regulatory milestone payments, including a $25.0 million milestone payment upon regulatory approval of the first NDA or MAA, and royalties at a percentage in the mid-teens on worldwide net sales of any EZH2 product, excluding net sales in Japan. The Company is eligible to receive from Eisai royalties at a percentage in the mid-teens on net sales of any EZH2 product in Japan. During the three months ended March 31, 2019, Eisai purchased drug product from the Company at cost to facilitate development within Japan under the collaboration agreement and the Company recognized approximately $1.0 million as a reduction to research and development expense.

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

Genentech

In June 2016, the Company entered into a collaboration agreement with Genentech Inc., or Genentech, a member of the Roche Group, to conduct a Phase 1b clinical trial to investigate the anti-cancer effects of the Company’s EZH2 inhibitor, tazemetostat, and Genentech’s anti-PD-L1 cancer immunotherapy, atezolizumab, when used in combination. The trial is evaluating this combination regimen for the treatment of patients with relapsed or refractory DLBCL. Under the agreement, each company is supplying its respective anti-cancer agent to support the trial and sharing equally in the trial costs. Genentech is managing the study operations for the trial, and the Company is recognizing its share of the related expenses as those costs are incurred over the duration of the trial.

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

Roche Molecular

In December 2012, Eisai and the Company entered into an agreement with Roche Molecular under which Eisai and the Company engaged Roche Molecular to develop a companion diagnostic to identify patients who possess certain activating mutations of EZH2. In October 2013, this agreement was amended to include additional mutations in EZH2. The development costs due under the amended agreement with Roche Molecular were the responsibility of Eisai until the execution of the amended and restated collaboration and license agreement with Eisai in March 2015, at which time the Company assumed responsibility for the remaining development costs due under the agreement. In December 2015, the Company entered into a second amendment to the companion diagnostic agreement with Roche Molecular. The agreement was further amended in March 2018. Under the amended agreement, the Company is responsible for remaining development costs of $10.4 million due under the agreement and Eisai has agreed to reimburse the Company $0.9 million of this amount related to a regulatory milestone for Japan. As of March 31, 2019, the Company is responsible for the remaining development costs of $7.4 million due under the agreement. The Company expects the remaining development costs under the amended agreement to be incurred and paid through 2020.

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

Boehringer Ingelheim

In November 2018, the Company entered into a collaboration and license agreement with Boehringer Ingelheim International GmbH, or Boehringer Ingelheim, to discover, research, develop and commercialize small molecule compounds that are inhibitors of an undisclosed histone acetyl transferase, or HAT, target and an undisclosed helicase target, along with associated predictive biomarkers, or the Target Projects. Under the terms of the agreement, the Company granted to Boehringer Ingelheim an exclusive, world-wide license to the undisclosed target inhibitors technology. The agreement also includes reciprocal licenses to utilize each other’s know-how, patents and technologies for activities under the agreement. Further, each party is granted the license to develop, manufacture, commercialize and otherwise exploit any compound or product that successfully achieves start of lead optimization, or SoLO. The Company is also obligated to provide research and development services through SoLO approval for both Target Projects, and to serve on the Joint Steering Committee throughout the contractual term of the contract. The parties will jointly research and develop the first target program and will share commercialization activities within the United States. Boehringer Ingelheim will assume responsibility for commercialization outside of the United States. Boehringer Ingelheim is responsible for worldwide development and commercialization of the second target program.

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

During the three months ended March 31, 2019, it became probable that a significant reversal of cumulative revenue would not occur for a $5.5 million development milestone for selection of a lead optimization candidate for the shared program targeting enzymes within helicase families under the agreement. During the three months ended March 31, 2019, the associated consideration was added to the estimated transaction price.

The next potential milestone payment that the Company might be entitled to receive under this agreement is a $5.5 million milestone, for the second Target Project, for the SoLO Approval for a compound, as defined in the agreement. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, the Company may not receive any additional milestone or royalty payments from Boehringer Ingelheim.

Accounting Considerations of the Agreement

The Company assessed the arrangement in accordance with ASC 606 and concluded that the contract counterparty, Boehringer Ingelheim, is a customer based on the arrangement structure, through the satisfaction of each target’s performance obligations. The Company identified the following performance obligations under the arrangement:

•	the combination of the Epizyme license to the first undisclosed target inhibitor technology, and associated research and development services through the research period; and,

•	the combination of the Epizyme license to the second undisclosed target inhibitor technology, associated research and development services through the research period.

The Company determined that each Epizyme license was not distinct from the associated research and development services due to the limited economic benefit that Boehringer Ingelheim would derive from the Epizyme license if the research services were not provided by the Company. Accordingly, the Epizyme licenses and associated research and development services, for each Target Project, are each accounted for as a combined performance obligation.

Under the agreement, the Company determined as of March 31, 2019 that the total transaction price is $25.5 million, comprised of the following:

•	$15.0 million total upfront payment received under the agreement;

•	$5.0 million research funding payment to be received in 2019; and

•	$5.5 million development milestone for selection of a lead optimization candidate for the shared program targeting enzymes within helicase families.

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

The Company determined that a 50/50 allocation of transaction price between the two performance obligations is appropriate considering the following factors: (i) the standalone selling price of research and development components, estimated using the cost plus margin approach; and based on cost plus 10% of cost; (ii) the license rights granted for each program (world-wide or ex-US only) and their potential market opportunities; (iii) the total potential milestone payments for each program; and (iv) the expected revenue recognition pattern for each program, which is expected to be relatively consistent. Therefore, $10.0 million is allocated to the first undisclosed target license and associated research services and $10.0 million is allocated to the second undisclosed target license and associated research services and will be recognized through December 31, 2019.

The development milestones, will be allocated to each performance obligation as described in the contract. The milestone payments are defined by program and are directly attributable to distinct achievements in each program. The recognition of revenue for each milestone will be based on progress to date in satisfying the applicable performance obligation. During the three months ended March 31, 2019, the Company allocated the $5.5 million development milestone for selection of a lead optimization candidate for the shared program targeting enzymes within helicase families to the first Target Project.

Collaboration Revenue

Through March 31, 2019, the Company has recognized $9.6 million in total collaboration revenue under its agreement with Boehringer Ingelheim including $7.9 million in the three months ended March 31, 2019. As of March 31, 2019, the Company had deferred revenue of $5.4 million related to this agreement.

The Company will reevaluate the likelihood of achieving future milestones at the end of each reporting period. If the performance obligations have not been satisfied at the point at which the risk of significant revenue reversal is resolved, the transaction price will be adjusted and a cumulative catch up based on performance to date will be recorded. If performance obligations have been satisfied, the milestone revenue from the arrangement will be recognized as revenue in the period the risk of significant reversal is relieved.

11. Convertible Preferred Stock

On March 6, 2019, the Company entered into an Underwriting Agreement, or the Preferred Stock Agreement, that related to the public offering of 350,000 shares of Series A Convertible Preferred Stock, par value of $0.001 per share, or Series A Preferred Stock, for a purchase price to the public of $115.00 per share. All of the Series A Preferred Stock was sold by the Company for net proceeds of $37.4 million.

Upon issuance, each share of Series A Preferred Stock included an embedded beneficial conversion feature because the market price of the Company’s common stock on the date of issuance of the Series A Preferred Stock was $12.34 per share. As a result, the Company recorded the intrinsic value of the beneficial conversion feature of $2.9 million as a discount on the Series A Preferred at issuance. Because the Series A Preferred Stock is immediately convertible upon issuance and does not include mandatory redemption provisions, the discount on the Series A Preferred Stock was immediately accreted.

The Company evaluated the Series A Preferred Stock for liability or equity classification in accordance with the provisions of ASC 480, Distinguishing Liabilities from Equity, and determined that equity treatment was appropriate because the Series A Preferred Stock did not meet the definition of the liability instruments defined thereunder for convertible instruments. Specifically, the Series A Preferred Stock is not mandatorily redeemable and does not embody an obligation to buy back the shares outside of the Company’s control in a manner that could require the transfer of assets. Additionally, the Company determined that the Series A Preferred Stock would be recorded as permanent equity, not temporary equity, based on the guidance of ASC 480 given that the holders of equally and more subordinated equity would be entitled to also receive the same form of consideration upon the occurrence of the event that gives rise to the redemption or events of redemption are within the control of the company.

Voting Rights

Shares of Series A Preferred Stock will generally have no voting rights except as required by law and except that the consent of the holders of a majority of our outstanding shares of Series A Preferred Stock will be required to amend the terms of the Series A Preferred Stock or take certain other actions with respect to the Series A Preferred Stock.

Dividends

Shares of Series A Preferred Stock will be entitled to receive dividends equal to (on an as-if-converted-to-common stock basis), and in the same form and manner as, dividends actually paid on shares of the Company’s common stock.

Liquidation Rights

Subject to the prior and superior rights of the holders of any senior securities of the Company, upon liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, each holder of shares of Series A Preferred Stock shall be entitled to receive, in preference to any distributions of any of the assets or surplus funds of the Company to the holders of common stock, an amount equal to $0.001 per share of Series A Preferred Stock, plus an additional amount equal to any dividends declared but unpaid on such shares, before any payments shall be made or any assets distributed to holders of any class of common stock.

If, upon any such liquidation, dissolution or winding up of the Company, the assets of the Company shall be insufficient to pay the holders of shares of the Series A Preferred Stock the amount required under the preceding sentence, then all remaining assets of the Company shall be distributed ratably to holders of the shares of the Series A Preferred Stock in proportion to the respective amounts which would otherwise be payable in respect of the shares held by them upon such distribution if all amounts payable on or with respect to such shares were paid in full.

Conversion

Each share of Series A Preferred Stock shall be convertible, at any time and from time to time from and after the issuance date, at the option of the holder thereof, into a number of shares of common stock equal to 10 shares of common stock, provided that the holder will be prohibited from converting Series A Preferred Stock into shares of the Company’s common stock if, as a result of such conversion, the holder, together with its affiliates and attribution parties, would own more than 9.99% of the total number of shares of common stock then issued and outstanding. The holder can change this requirement to a higher or lower percentage, not to exceed 9.99% of the number of shares of common stock outstanding, upon 61 days’ notice to the Company.

Redemption

The Company is not obligated to redeem or repurchase any shares of Series A Preferred Stock. Shares of Series A Preferred Stock are not entitled to any redemption rights or mandatory sinking fund or analogous fund provisions.

12. Stock-Based Compensation

Total stock-based compensation expense related to stock options, restricted stock units, shares issued under the employee stock purchase plan, and shares granted to non-employee directors was $3.2 million and $2.9 million for the three months ended March 31, 2019 and 2018, respectively.

Stock-based compensation expense is classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Research and development	$1,165	$1,125
General and administrative	2,046	1,762
Total	$3,211	$2,887

Stock Options

The weighted-average grant date fair value of options, estimated as of the grant date using the Black-Scholes option pricing model, was $6.03 and $10.39 per option for those options granted during the three months ended March 31, 2019 and 2018, respectively. Key assumptions used to apply this pricing model were as follows:

	Three Months Ended March 31,
	2019	2018
Risk-free interest rate	2.5%	2.5%
Expected life of options	6.0 years	6.0 years
Expected volatility of underlying stock	72.0%	71.4%
Expected dividend yield	0.0%	0.0%

The following is a summary of stock option activity for the three months ended March 31, 2019:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at December 31, 2018	5,153	$14.48
Granted	2,364	9.28
Exercised	(90)	9.88
Forfeited or expired	(373)	16.07
Outstanding at March 31, 2019	7,054	$12.71	8.29	$12,256
Exercisable at March 31, 2019	2,311	$15.31	6.56	$3,087

As of March 31, 2019, there was $32.5 million of unrecognized compensation cost related to stock options that are expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 3.08 years.

Restricted Stock Units

On January 24, 2019, 221,000 restricted stock units, or RSUs, were granted to executives. The awards granted to executives are service-based. Assuming all service conditions are achieved, 25% of the RSUs would vest annually for four years.

	Number of Service Based RSU Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	—	$—
Granted	221	9.12
Vested	—	—
Forfeited	—	—
Outstanding at March 31, 2019	221	$9.12

Compensation expense totaling $0.1 million was recognized for the service-based RSUs for the three months ended March 31, 2019.

As of March 31, 2019, there was $1.9 million of unrecognized compensation cost related to service-based RSUs that are expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 3.82 years.

On March 8, 2019, the Company granted 364,000 RSUs to executives and employees. The awards granted are performance-based. Assuming all performance conditions are achieved, 20% of the RSUs would vest on June 30, 2019, 30% would vest on December 31, 2019, 20% would vest on March 31, 2020, and the remaining 30% of the RSUs would vest on September 30, 2020.

	Number of Performance Based RSU Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	—	$—
Granted	364	11.94
Vested	—	—
Forfeited	—	—
Outstanding at March 31, 2019	364	$11.94

No compensation expense was recognized for the performance-based RSUs which were not deemed probable of vesting at March 31, 2019.

As of March 31, 2019, there were 585,000 RSUs outstanding.

13. Loss Per Share

Basic and diluted loss per share allocable to common stockholders are computed as follows:

	Three Months Ended March 31,
	2019	2018
	(In thousands except per share data)
Net loss	$(29,339)	$(34,065)
Accretion of convertible preferred stock	(2,940)	—
Net loss attributable to common stockholders	$(32,279)	$(34,065)
Weighted average shares outstanding	82,424	69,386
Basic and diluted loss per share allocable to common stockholders	$(0.39)	$(0.49)

The following common stock equivalents were excluded from the calculation of diluted loss per share allocable to common stockholders because their inclusion would have been anti-dilutive:

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Stock options	7,054	5,714
Restricted stock units	585	—
Shares issuable under employee stock purchase plan	11	7
Preferred stock (if converted)	3,500	-
	11,150	5,721

14. Related Party Transactions

Celgene has made a series of equity investments in the Company, owning 3,674,640 shares of common stock representing 4.0% of the Company’s outstanding common stock as of March 31, 2019. Refer to Note 10, Collaborations, for additional information regarding the Company’s original agreement with Celgene entered into in April 2012 and the amended and restated agreement with Celgene entered into in July 2015.

15. Subsequent Events

On May 6, 2019, the Company announced that it has earned a $5.5 million milestone payment from Boehringer Ingelheim. The milestone payment follows Boehringer Ingelheim’s selection of a lead optimization candidate for the shared program targeting enzymes within helicase families.

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

As part of an accelerated approval strategy for FL, we will need to conduct a confirmatory clinical program to verify clinical benefit and support the full approval of tazemetostat. We intend to review our proposed confirmatory program with the FDA, and to finalize its design in the first half of 2019. We hope to leverage the confirmatory program to expand tazemetostat into the second-line treatment setting for patients with FL, both with and without EZH2 activating mutations. In mid-2019, we anticipate initiating a combination study that would compare tazemetostat plus rituximab and Revlimid, a chemotherapeutic-free treatment regimen referred to as R2, versus R2 with placebo in patients with relapsed or refractory FL, both with and without EZH2 activating mutations. We are also planning to evaluate tazemetostat’s potential in FL in combination with other therapies. We are finalizing plans for a trial of tazemetostat in combination with rituxan for the treatment of patients with relapsed and refractory FL. Based on clinical activity observed with tazemetostat in combination with R-CHOP as a front-line treatment for patients with diffuse large B-cell lymphoma, or DLBCL, we are evaluating the opportunity to investigate this combination as a front-line treatment for patients with FL. In collaboration with The Lymphoma Study Association, or LYSA, we are continuing to evaluate tazemetostat with R-CHOP as a front-line treatment for high-risk patients with DLBCL. In addition, Genentech Inc., or Genentech, is evaluating the combination of tazemetostat with its checkpoint inhibitor, Tecentriq (atezolizumab), for the treatment of patients with relapsed or refractory DLBCL, with preliminary data expected from that study in 2019.

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

In November 2018, Germany’s Federal Institute for Drugs and Medical Devices lifted the partial clinical hold that it had imposed in Germany, and in January 2019, the partial clinical hold was lifted in France. We have re-activated clinical trial sites and have resumed enrollment in our tazemetostat clinical trials in the United States, and for adult clinical trials in Germany and France.

We commenced active operations in early 2008, and since inception, have incurred significant operating losses. As of March 31, 2019, our accumulated deficit totaled $ 616.1 million. As a clinical stage company, we expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect our expenses to increase in connection with our ongoing activities, including our continued execution on our clinical development and commercialization plans for tazemetostat, if approved.

Collaborations

Refer to Note 10, Collaborations, of the notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of the key terms of our arrangements with Boehringer Ingelheim, Celgene, GSK, Eisai and Roche Molecular Systems Inc., or Roche Molecular.

Results of Operations

Collaboration Revenue

The following is a comparison of collaboration revenue for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018	Change
	(In millions)
Collaboration revenue	$7.9	$—	$7.9

In three months ended March 31, 2019 we recognized $7.9 million in collaboration revenue as part of our Boehringer Ingelheim collaboration. Under the agreement we received $15.0 million in an upfront payment from Boehringer Ingelheim for our license to inhibitor technology of two undisclosed targets and will receive $5.0 million in research funding and $5.5 million development milestone for selection of a lead optimization candidate for the shared program targeting enzymes within helicase families in 2019. Through March 31, 2019, the Company has recognized $9.6 million in total collaboration revenue under its agreement with Boehringer Ingelheim. The remaining consideration will be recognized in 2019 as services are performed. We did not recognize any collaboration revenue in the three months ended March 31, 2018.

Research and Development

The following is a comparison of research and development expenses for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018	Change
	(In millions)
Research and development	26.9	$25.6	$1.3

During the three months ended March 31, 2019, total research and development expenses increased by $1.3 million compared to the three months ended March 31, 2018. The increase in the three months ended March 31, 2019 primarily relates to increases in tazemetostat manufacturing costs and the build out of our regulatory and late stage development groups, offset by decreases in clinical trial expenses.

The following table illustrates the components of our research and development expenses:

	Three Months Ended March 31,
Product Program	2019	2018
	(In millions)
External research and development expenses:
Tazemetostat and related EZH2 programs	$11.8	$11.2
Discovery and preclinical stage product programs, collectively	5.0	3.9
Unallocated personnel and other expenses	10.1	10.5
Total research and development expenses	$26.9	$25.6

External research and development expenses for tazemetostat and related EZH2 programs increased $0.6 million during the three months ended March 31, 2019 compared to the three months ended March 31, 2018 due to an increase in tazemetostat manufacturing costs, offset by decreased clinical spending as a result of the partial clinical holds on the enrollment of new patients in the United States, France and Germany.

There were no costs incurred related to pinometostat in the three months ended March 31, 2019. This is consistent with the external research and development expenses for pinometostat and related DOT1L programs for the three months ended March 31, 2018.

External research and development expenses for discovery and preclinical stage product programs increased by $1.1 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, primarily related to increased development activities related to our novel G9a program, EZM8266, for the potential treatment of sickle cell disease, and offset by reduced spending for discovery research activities.

Unallocated personnel and other expenses are comprised of compensation expenses for our full-time research and development employees and other general research and development expenses. Unallocated personnel and other expenses decreased by $0.4 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018, as a result of allocation of expenses to projects and increases in facilities and equipment related expenses offset by an increase in unallocated personnel costs.

We expect that research and development expenses will remain consistent throughout the remainder of 2019, as we continue our clinical trial expenses for tazemetostat and focus on our G9a program and our most promising discovery stage research programs.

General and Administrative

The following is a comparison of general and administrative expenses for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018	Change
	(In millions)
General and administrative	$12.0	$9.4	$2.6

For the three months ended March 31, 2019, our general and administrative expenses increased $2.6 million compared to the three months ended March 31, 2018. The increases in expenses for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 are due to increased pre-commercialization activities, including the build out of our medical affairs and commercial organizations, and increased personnel related expenses.

We expect that general and administrative expenses will increase during the remainder of 2019, as we increase our pre-commercial activities for tazemetostat.

Other Income, Net

The following is a comparison of other income, net for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018	Change
	(In thousands)
Other income, net
Interest income, net	$1,658	$899	$759
Other (expense) income, net	(6)	18	(24)
Other income, net	$1,652	$917	$735

Other income, net consists of interest income earned on our cash equivalents and marketable securities, net of imputed interest expense paid under our capital lease obligation. The increase in other income is principally due to net interest income, which increased $0.8 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The increased net interest income is primarily due to active management of the Company’s investment portfolio, an increase in investment yields, and an increased cash balance as a result of our October 2018 and March 2019 public offerings.

Income Tax Expense

We did not record a federal or state income tax provision or benefit for the three months ended March 31, 2019 and 2018 due to the expected and known loss before income taxes to be incurred, or incurred, as applicable, for the years ended December 31, 2019 and 2018, as well as our continued maintenance of a full valuation allowance against our net deferred tax assets, with the exception of the deferred tax asset related to alternative minimum tax credit.

Liquidity and Capital Resources

In March 2019, we raised approximately $122.7 million in net proceeds (after deducting underwriting discounts and commissions and estimated offering expenses, but excluding any expenses and other costs reimbursed by the underwriters) from the sale of 11,500,000 shares of our common stock in a public offering at a price of $11.50 per share. We also raised approximately $37.4 million in net proceeds (after deducting underwriting discounts and commissions and estimated offering expenses, but excluding any expenses and other costs reimbursed by the underwriters) from the sale of 350,000 shares of Series A Convertible Preferred Stock in a public offering at a price of $115 per share. The Series A Convertible Preferred Stock is convertible into 3,500,000 shares of our common stock.

In October 2018, we raised approximately $81.6 million in net proceeds (after deducting underwriting discounts and commissions and offering expenses, but excluding any expenses and other costs reimbursed by the underwriters) from the sale of 9,583,334 shares of our common stock in a public offering at a price of $9.00 per share.

Through March 31, 2019, we have raised an aggregate of $1,148.3 million to fund our operations, of which $232.8 million was non-equity funding through our collaboration agreements, $839.5 million was from the sale of common stock and series A preferred stock in our public offerings and $76.0 million from the sale of redeemable convertible preferred stock. As of March 31, 2019, we had $371.1 million in cash, cash equivalents, and marketable securities.

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

Outlook

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash, cash equivalents and marketable securities as of March 31, 2019, will be sufficient to fund our planned operating expenses and capital expenditure requirements into at least the first quarter of 2021, without giving effect to any potential option exercise fees or milestone payments we may receive under our collaboration agreements. We have based this estimate on assumptions that may prove to be wrong, particularly as the process of testing drug candidates in clinical trials is costly and the timing of progress in these trials is uncertain. As a result, we could use our capital resources sooner than we expect.

Cash Flows

The following is a summary of cash flows for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018	Change
	(In millions)
Net cash used in operating activities	$(31.6)	$(30.3)	$(1.3)
Net cash used in investing activities	(72.5)	(67.9)	(4.6)
Net cash provided by financing activities	161.6	1.8	159.8

Net Cash Used in Operating Activities

Net cash used in operating activities during the three months ended March 31, 2019 primarily relates to our net loss of $29.3 million and changes in working capital of $4.9 million, partially offset by non-cash stock-based compensation of $3.2 million and net depreciation and amortization of $0.2 million.

Net cash used in operating activities for the three months ended March 31, 2018 primarily relates to our net loss of $34.1 million partially offset by non-cash stock-based compensation of $2.9 million, changes in working capital of $0.6 million, and net depreciation and amortization of $0.3 million.

Net Cash Used in Investing Activities

Net cash used in investing activities during the three months ended March 31, 2019 reflects $173.2 million of purchases of available-for-sale securities, offset by maturities of available-for-sale securities of $100.7 million.

Net cash provided by investing activities during the three months ended March 31, 2018 reflects $100.8 million of purchases of available-for-sale securities, partially offset by maturities of available-for-sale securities of $33.0 million and purchases of property and equipment of $0.1 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $161.6 million during the three months ended March 31, 2019 primarily reflects cash received from the issuance of common and preferred stock of $160.4 million, stock option exercises of $0.9 million, and the purchases of shares under our employee stock purchase plan of $0.4 million.

Net cash provided by financing activities of $1.8 million during the three months ended March 31, 2018 primarily reflects cash received from stock option exercises of $1.5 million, and the purchases of shares under our employee stock purchase plan of $0.4 million, partially offset by the payments under our capital lease obligation of $0.1 million.

Contractual Obligations

There were no material changes to our contractual obligations and commitments described under “Management’s Discussion and Analysis and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

During the quarter ended March 31, 2019, we adopted ASC 842 using the modified retrospective approach, resulting in a change in our lease accounting policy, as described in Note 2, Summary of Significant Accounting Policies—Recently Adopted Accounting Pronouncements, in the accompanying Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q. During the three months ended March 31, 2019, there have been no material changes to our critical accounting policies disclosed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2018.

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

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2019, we had cash and cash equivalents and marketable securities of $371.1 million consisting of money market funds, corporate bonds, and commercial paper. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. We estimate that a hypothetical 100-basis point change in market interest rates would impact the fair value of our investment portfolio as of March 31, 2019 by $0.3 million.

We contract with contract research organizations and manufacturers globally. Transactions with these providers are predominantly settled in U.S. dollars and, therefore, we believe that we have only minimal exposure to foreign currency exchange risks. We do not hedge against foreign currency risks.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We have established disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the principal executive officer and the principal financial officer, to allow timely decisions regarding required disclosure.

Our management, under the supervision and with the participation of the principal executive officer (our Chief Executive Officer) and the principal financial officer (our Chief Strategy and Business Officer) has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Chief Strategy and Business officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2019.

Changes in Internal Control over Financial Reporting

We implemented the new lease standard as of January 1, 2019. As a result, we made the following significant modifications to our internal control over financial reporting, including changes to accounting policies and procedures, operational processes, and documentation practices:

•	updated our policies and procedures related to lease accounting and added documentation processes related to accounting for the new standard;
•	modified our contract review controls to take into account the new criteria for lease accounting; and
•	added controls to address related required disclosures lease accounting

Other than the items described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Product candidates are subject to preclinical safety studies, which may be conducted prior to or concurrently with clinical testing, as well as continued clinical safety assessment throughout clinical testing. The outcomes of these safety studies or assessments may delay the launch of or enrollment in clinical studies. For example, in the course of our preclinical safety studies of tazemetostat, we observed the development of lymphoma in Sprague Dawley rats. As a result of these findings, coupled with our limited clinical experience in follicular lymphoma, or FL, at the time of the IND submission in December 2015, we were unable to conduct our Phase 2 trial of tazemetostat in FL patients in the United States until the beginning of 2017. In addition, in April 2018, following a safety report of a pediatric patient who developed a secondary T-cell lymphoma in our ongoing Phase 1 clinical trial of tazemetostat in pediatric patients, the FDA issued a partial clinical hold on new enrollment of patients in our ongoing clinical trials of tazemetostat. In the second quarter of 2018, the French National Agency for Medicines and Health Products Safety and Germany’s Federal Institute for Drugs and Medical Devices each placed a comparable partial clinical hold on new patient enrollment. In September 2018, the FDA lifted the partial clinical hold on new patient enrollment in the United States and in November 2018, Germany’s Federal Institute for Drugs and Medical Devices lifted the partial clinical hold in Germany, and in January 2019, the partial clinical hold was lifted in France. We have re-activated clinical trial sites in the United States, Germany, and France, resuming enrollment in our tazemetostat clinical trials at those sites. If we or our collaborators are unable to fully and adequately address matters such as the partial clinical hold when they arise, we may be unable to conduct clinical trials of our product candidates, our trials may be limited to certain patient populations or our ability to conduct other trials in the United States or in other countries may be delayed.

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

For example, in April 2018, following a safety report of a pediatric patient who developed a secondary T-cell lymphoma, the FDA issued a partial clinical hold on new enrollment of patients in our ongoing clinical trials of tazemetostat. In the second quarter of 2018, the French National Agency for Medicines and Health Products Safety and Germany’s Federal Institute for Drugs and Medical Devices each took similar actions. In September 2018, the FDA lifted the partial clinical hold on new patient enrollment in the United States, in November 2018, Germany’s Federal Institute for Drugs and Medical Devices lifted the partial clinical hold in Germany, and in January 2019, the partial clinical hold was lifted in France. We have re-activated clinical trial sites in the United States, Germany, and France, resuming enrollment in our tazemetostat clinical trials at those sites.

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

Since inception, we have incurred significant operating losses. Our net loss was $29.3 million for the three months ended March 31, 2019, $123.6 million for the year ended December 31, 2018, $134.3 million for the year ended December 31, 2017, and $110.2 million for the year ended December 31, 2016. As of March 31, 2019, we had an accumulated deficit of $616.1 million. To date, we have financed our operations primarily through our collaborations, our public offerings, and private placements of our preferred stock. All of our revenue to date has been collaboration revenue. We have devoted substantially all of our financial resources and efforts to research and development, including clinical and preclinical studies. We are still in the early to middle stages of development of our product candidates, and we have not completed development of any product candidates. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will continue to increase over the next several years if and as we:

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

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash, cash equivalents and marketable securities as of March 31, 2019, will be sufficient to fund our planned operating expenses and capital expenditure requirements into at least the first quarter of 2021, without giving effect to milestone payments we may receive under our collaboration agreements. We have based these expectations on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Our future capital requirements will depend on many factors, including:

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

Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. On March 29, 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The United Kingdom had a period of a maximum of two years from the date of its formal notification to negotiate the terms of its withdrawal from, and future relationship with, the European Union. If no formal withdrawal agreement can be reached between the United Kingdom and the European Union, then it is expected that the United Kingdom’s membership of the European Union would automatically terminate on the deadline, which has been extended to October 31, 2019 to allow the parties to negotiate a withdrawal agreement. Such negotiations have proven to be extremely difficult to date. Discussions between the United Kingdom and the European Union will continue to focus on withdrawal issues and transition agreements. However, limited progress to date in these negotiations and ongoing uncertainty within the government of the United Kingdom sustains the possibility of the United Kingdom leaving the European Union without a withdrawal agreement and associated transition period in place, which is likely to cause significant market and economic disruption.

Since a significant proportion of the regulatory framework in the United Kingdom is derived from European Union directives and regulations, Brexit could materially impact the regulatory regime with respect to the approval of our product candidates in the United Kingdom or the European Union. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from commercializing our product candidates in the United Kingdom and/or the European Union and restrict our ability to generate revenue and achieve and sustain profitability. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for our product candidates, which could significantly and materially harm our business.

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

The Trump administration has also taken executive actions to undermine or delay implementation of the ACA. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One Executive Order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the Trump administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. In addition, Centers for Medicare & Medicaid Services, or CMS, has proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. On November 30, 2018, CMS announced a proposed rule that would amend the Medicare Advantage and Medicare Part D prescription drug benefit regulations to reduce out of pocket costs for plan enrollees and allow Medicare plans to negotiate lower rates for certain drugs. Among other things, the proposed rule changes would allow Medicare Advantage plans to use pre authorization, or PA, and step therapy, or ST, for six protected classes of drugs; with certain exceptions, permit plans to implement PA and ST in Medicare Part B drugs; and change the definition of “negotiated prices” while a definition of “price concession” in the regulations. It is unclear whether these proposed changes will be accepted, and if so, what effect such changes will have on our business. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. The effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known.

Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. The Trump Administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. The Trump administration has recently represented to the Court of Appeals considering this judgment that it does not oppose the district court’s ruling. It is unclear how this decision and any subsequent appeals and other efforts to repeal and replace the ACA will impact the ACA and our business. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

Specifically, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. For example, on May 11, 2018, the Trump administration issued a plan to lower drug prices. Under this blueprint for action, the Trump administration indicated that the Department of Health and Human Services, or HHS, will: take steps to end the gaming of regulatory and patent processes by drug makers to unfairly protect monopolies; advance biosimilars and generics to boost price competition; evaluate the inclusion of prices in drug makers’ ads to enhance price competition; speed access to and lower the cost of new drugs by clarifying policies for sharing information between insurers and drug makers; avoid excessive pricing by relying more on value-based pricing by expanding outcome-based payments in Medicare and Medicaid; work to give Medicare Part D plan sponsors more negotiation power with drug makers; examine which Medicare Part B drugs could be negotiated for a lower price by Medicare Part D plans, and improving the design of the Medicare Part B Competitive Acquisition Program; update Medicare’s drug-pricing dashboard to increase transparency; prohibit Medicare Part D contracts that include “gag rules” that prevent pharmacists from informing patients when they could pay less out-of-pocket by not using insurance; and require that Medicare Part D plan members be provided with an annual statement of plan payments, out-of-pocket spending, and drug price increases. More recently, on January 31, 2019, the HHS Office of Inspector General proposed modifications to the federal Anti-Kickback Statute discount safe harbor for the purpose of reducing the cost of drug products to consumers which, among other things, if finalized, will affect discounts paid by manufacturers to Medicare Part D plans, Medicaid managed care organizations and pharmacy benefit managers working with these organizations.

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

Our stock price has been and may in the future be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. From January 1, 2018 until May 1, 2019, the sale price of our common stock as reported on the Nasdaq Global Select Market ranged from a high of $21.40 to a low of $5.14. The market price for our common stock may be influenced by many factors, including:

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

There is no public market for our Series A preferred stock.

There is no established public trading market for our Series A preferred stock, and we do not expect a market to develop. In addition, we do not intend to apply for listing of the Series A preferred stock on any national securities exchange or other nationally recognized trading system. Without an active market, the liquidity of the Series A preferred stock will be limited.

Item 6.	Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are as follows:

Exhibit Number	Description of the Exhibit

3.1	Certificate of Designation of Series A Convertible Preferred Stock of the Company.(1)

4.1	Form of Series A Preferred Stock Certificate.(1)

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(2)

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(2)

32.1

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by Robert B. Bazemore, President and Chief Executive Officer of the Company, and Matthew Ros, Principal Financial Officer of the Company. (2)

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.LAB	XBRL Labels Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.
(1)	Incorporated by reference to Registrant’s Current Report on Form 8-K (File No. 001-35945) filed with the Securities and Exchange Commission on March 7, 2019.
(2)	Filed with this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 6, 2019

EPIZYME, INC.

By:	/s/ Matthew Ros
Matthew Ros
Chief Strategy & Business Officer
(Principal Financial Officer)