Form 10-Q
period 2019-06-30
Epizyme, Inc.
filed 2019-08-09
CIK 1571498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

The number of shares outstanding of the registrant’s common stock as of July 31, 2019: 91,036,622 shares.

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

Our management’s discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which have been prepared by us in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim periods and with Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. This discussion and analysis should be read in conjunction with these unaudited condensed consolidated financial statements and the notes thereto as well as in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, or our Annual Report. The three months ended June 30, 2019 and 2018 are referred to as the second quarter of 2019 and 2018, respectively. Unless the context indicates otherwise, all references herein to our company include our wholly owned subsidiary.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

EPIZYME, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except per share data)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$45,932	$86,671
Marketable securities	285,048	153,633
Accounts receivable	13,273	20,067
Prepaid expenses and other current assets	14,106	12,164
Total current assets	358,359	272,535
Property and equipment, net	1,992	2,057
Operating lease assets	10,029	—
Restricted cash and other assets	1,032	909
Total assets	$371,412	$275,501
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,069	$4,780
Accrued expenses	17,713	19,700
Current portion of operating lease obligation	2,876	—
Current portion of deferred revenue	6,259	13,300
Other current liabilities	16	53
Total current liabilities	33,933	37,833
Operating lease obligation, net of current portion	7,950	—
Deferred revenue, net of current portion	3,806	3,806
Other long-term liabilities	38	853
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized; 350 shares issued and outstanding (equivalent to 3,500 shares of common stock upon conversion at a 10:1 ratio)	37,432	—
Common stock, $0.0001 par value; 125,000 shares authorized; 91,016 shares and 79,175 shares issued and outstanding, respectively	9	8
Additional paid-in capital	952,524	819,779
Accumulated other comprehensive income (loss)	248	(54)
Accumulated deficit	(664,528)	(586,724)
Total stockholders’ equity	325,685	233,009
Total liabilities and stockholders’ equity	$371,412	$275,501

See notes to condensed consolidated financial statements.

EPIZYME, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(Amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Collaboration revenue	$5,900	$12,000	$13,791	$12,000
Operating expenses:
Research and development	40,907	31,346	67,803	56,968
General and administrative	15,698	10,914	27,684	20,274
Total operating expenses	56,605	42,260	95,487	77,242
Operating loss	(50,705)	(30,260)	(81,696)	(65,242)
Other income, net:
Interest income, net	2,253	1,143	3,911	2,042
Other (expense) income, net	(13)	(11)	(19)	7
Other income, net	2,240	1,132	3,892	2,049
Net loss	$(48,465)	$(29,128)	$(77,804)	$(63,193)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	216	46	302	23
Comprehensive loss	$(48,249)	$(29,082)	$(77,502)	$(63,170)
Reconciliation of net loss to net loss attributable to common stockholders:
Net loss	$(48,465)	$(29,128)	$(77,804)	$(63,193)
Accretion of convertible preferred stock	—	—	(2,940)	—
Net loss attributable to common stockholders	$(48,465)	$(29,128)	$(80,744)	$(63,193)
Net loss per share attributable to common stockholders - basic and diluted	$(0.53)	$(0.42)	$(1.04)	$(0.91)
Weighted-average common shares outstanding used in net loss per share attributable to common stockholders - basic and diluted	90,876	69,490	77,315	69,438

See notes to condensed consolidated financial statements.

EPIZYME, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(77,804)	$(63,193)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	416	582
Stock-based compensation	7,939	6,311
Amortization of discount on investments	(1,759)	(565)
Changes in operating assets and liabilities:
Accounts receivable	6,794	382
Contract asset	—	(12,000)
Prepaid expenses and other current assets	(1,942)	469
Accounts payable	2,092	3,988
Accrued expenses	(1,972)	619
Deferred revenue	(7,041)	—
Operating lease assets	1,255	—
Operating lease liabilities	(1,290)	—
Other assets	(123)	(18)
Other liabilities	(18)	196
Net cash used in operating activities	(73,453)	(63,229)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(297,904)	(165,688)
Maturities of available-for-sale securities	168,548	68,334
Purchases of property and equipment	(190)	(109)
Net cash used in investing activities	(129,546)	(97,463)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments under capital lease obligation	—	(129)
Proceeds from issuance of common stock, net of commissions	122,992	—
Proceeds from issuance of preferred stock, net of commissions	37,433	—
Proceeds from stock options exercised	1,739	1,604
Proceeds from issuance of shares under employee stock purchase plan	360	459
Payment of public offering costs	(264)	—
Net cash provided by financing activities	162,260	1,934
Net increase (decrease) in cash, cash equivalents and restricted cash	(40,739)	(158,758)
Cash, cash equivalents and restricted cash, beginning of period	87,133	227,126
Cash, cash equivalents and restricted cash, end of period	$46,394	$68,368
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$45	$38
Purchases of property and equipment unpaid at period end	$208	$88

See notes to condensed consolidated financial statements.

EPIZYME, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

(Amounts in thousands, except share amounts)

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2017	69,301,691	$7	—	$—	$723,510	$(488,097)	$(49)	$235,371
Cumulative catch up related to the adoption of ASU 2016-09	—	—	—	—	—	25,003	—	25,003
Exercise of stock options and vesting of restricted stock units	152,734	—	—	—	1,500	—	—	1,500
Stock-based compensation	—	—	—	—	2,887	—	—	2,887
Issuance of shares under employee stock purchase plan	31,116	—	—	—	459	—	—	459
Unrealized gain on available for sale securities	—	—	—	—	—	—	(23)	(23)
Net loss	—	—	—	—	—	(34,065)	—	(34,065)
Balance at March 31, 2018	69,485,541	$7	—	$—	$728,356	$(497,159)	$(72)	$231,132

Exercise of stock options and vesting of restricted stock units	9,460	—	—	—	105	—	—	105
Stock-based compensation	—	—	—	—	3,423	—	—	3,423
Unrealized gain on available for sale securities	—	—	—	—	—	—	46	46
Net loss	—	—	—	—	—	(29,128)	—	(29,128)
Balance at June 30, 2018	69,495,001	$7	—	$—	$731,884	$(526,287)	$(26)	$205,578

Balance at December 31, 2018	79,175,380	$8	—	—	$819,779	$(586,724)	$(54)	$233,009
Issuance of common stock (net of commissions and offering costs of $284)	11,500,000	1	—	—	122,707	—	—	122,708
Issuance of series A convertible preferred stock, net of commissions and beneficial conversion charge	—	—	350,000	34,492	2,940	—	—	37,432
Accretion of series A convertible preferred stock	—	—	—	2,940	(2,940)	—	—	—
Exercise of stock options and vesting of restricted stock units	89,726	—	—	—	886	—	—	886
Stock-based compensation	—	—	—	—	3,211	—	—	3,211
Issuance of shares under employee stock purchase plan	37,972	—	—	—	360	—	—	360
Unrealized gain on available for sale securities	—	—	—	—	—	—	86	86
Net loss	—	—	—	—	—	(29,339)	—	(29,339)
Balance at March 31, 2019	90,803,078	$9	350,000	$37,432	$946,943	$(616,063)	$32	$368,353

Exercise of stock options and vesting of restricted stock units	208,749	—	—	—	853	—	—	853
Stock-based compensation	—	—	—	—	4,681	—	—	4,681
Issuance of shares of common stock in lieu of board fees	3,812	—	—	—	47	—	—	47
Unrealized gain on available for sale securities	—	—	—	—	—	—	216	216
Net loss	—	—	—	—	—	(48,465)	—	(48,465)
Balance at June 30, 2019	91,015,639	$9	350,000	$37,432	$952,524	$(664,528)	$248	325,685

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

Through June 30, 2019, the Company has raised, including amounts received under collaboration agreements, an aggregate of $1,155.1 million to fund its operations, of which $239.6 million was non-equity funding through its collaboration agreements, $839.5 million was from the sale of common stock and series A Convertible Preferred Stock in the Company’s public offerings and $76.0 million was from the sale of redeemable convertible preferred stock in private financings prior to the Company’s initial public offering in May 2013.  As of June 30, 2019, the Company had $331.0 million in cash, cash equivalents and marketable securities.

The Company commenced active operations in early 2008. Since its inception, the Company has generated an accumulated deficit of $664.5 million through June 30, 2019, and will require substantial additional capital to fund its research and development and commercialization plans for tazemetostat, if approved. The Company is subject to risks common to companies in the biotechnology industry, including, but not limited to, risks of failure of clinical trials and preclinical studies, the need to obtain additional financing to fund the future development and commercialization of tazemetostat and the rest of its pipeline, the need to obtain marketing approval for its product candidates, the need to successfully commercialize and gain market acceptance of its product candidates, dependence on key personnel, protection of proprietary technology, compliance with government regulations, development by competitors of technological innovations and ability to transition from clinical-stage manufacturing to commercial-stage production of products.

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

The unaudited condensed consolidated financial statements include the accounts of Epizyme, Inc. and its wholly owned, controlled subsidiary, Epizyme Securities Corporation. All intercompany transactions and balances of subsidiaries have been eliminated in consolidation. In the opinion of management, the information furnished reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair presentation of the results for the reported interim periods. The Company considers events or transactions that occur after the balance sheet date but before the condensed consolidated financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The three months ended June 30, 2019 and 2018 are referred to as the second quarter of 2019 and 2018, respectively. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period.

Certain reclassifications have been made to prior periods to conform to current period presentation. Reclassification of prior year amounts have been made to present capital lease liability in other current and other long-term liabilities in the consolidated Balance Sheets. There was no impact on total operating expenses or net income (loss) resulting from these reclassifications.

Significant Accounting Policies

During the quarter ended March 31, 2019, the Company adopted Accounting Standards Codification, Topic 842, Leases, or ASC 842, using the required modified retrospective approach and utilizing the effective date as its date of initial application, for which prior periods are presented in accordance with previous guidance in ASC 840, Leases, or ASC 840, as referenced below in this Note 2 under Recently Adopted Accounting Pronouncements. There were no material changes to the Company’s significant accounting policies during the three months ended June 30, 2019, as compared to the significant accounting policies disclosed in Note 2, Summary of Significant Accounting Policies, of the Company’s financial statements included in the Annual Report.

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

The Company’s evaluation entails analyzing prospective operating budgets and forecasts for expectations of the Company’s cash needs, and comparing those needs to the current cash, cash equivalent and marketable securities balances. After considering the Company’s current research and development plans, the building of commercial infrastructure and the timing expectations related to the progress of its programs, and after considering its existing cash, cash equivalents and marketable securities as of June 30, 2019, the Company did not identify conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these financial statements were issued.

Pending Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board, or FASB, issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The FASB has subsequently issued amendments to ASU 2016-13, which will be effective for the Company January 1, 2020. These standards require that credit losses be reported using an expected losses model rather than the incurred losses model that is currently used, and establishes additional disclosures related to credit risks. For available-for-sale securities with unrealized losses, these standards now require allowances to be recorded instead of reducing the amortized cost of the investment. The adoption of ASU 2016-13 is not expected to have a material effect on the Company’s consolidated financial statements or disclosures.

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements, or ASC 808, which clarifies certain transactions between collaborative arrangement participants should be accounted for as revenue when the collaborative arrangement participant is a customer in the context of a unit of account and precludes recognizing as revenue consideration received from a collaborative arrangement participant if the participant is not a customer. The ASU will be effective for the Company in the first quarter of fiscal 2021, with early adoption permitted. A retrospective adoption to the date the Company adopted ASC 606 is required by recognizing a cumulative-effect adjustment to the opening balance or retained earnings of the earliest period presented. The Company is currently evaluating the impact of the adoption of this standard on its financial statements.

Recently Adopted Accounting Pronouncements

Leases

In February 2016, the FASB issued ASU 2016-02, Leases, or ASC 842, which requires lessees to recognize a right-of-use asset and lease liability for most lease arrangements. The new standard is effective for annual reporting periods beginning after December 15, 2018. A modified retrospective transition approach is required to be applied to leases existing as of, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.

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

The adoption of this standard resulted in the recognition of operating lease liabilities and right-of-use assets of $11.5 million and $10.7 million, respectively, on the Company’s condensed consolidated balance sheet relating to its leases for its corporate headquarters in Cambridge, Massachusetts and other operating leases. The adoption of the standard did not have a material effect on the Company’s condensed consolidated statements of operation and comprehensive loss or condensed consolidated statements of cash flows. As of June 30, 2019, the Company recognized operating lease liabilities and right-of-use assets under the new guidance of $10.8 million and $10.0 million, respectively, on the Company’s balance sheet.

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

3. Cash

A reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows, is as follows:

	As of June 30,
	2019	2018
	(In thousands)
Cash and cash equivalents	$45,932	$67,906
Restricted cash, as part of other assets	462	462
Total cash, cash equivalents, and restricted cash
shown in the consolidated statements of cash flows	$46,394	$68,368

The $0.5 million in restricted cash relates to a letter of credit as a security deposit for the office and laboratory lease at Technology Square in Cambridge, Massachusetts. The Company has recorded cash held to secure this letter of credit as restricted cash in restricted cash and other assets on the condensed consolidated balance sheet.

4. Marketable Securities

The following table summarizes the available-for-sale securities held at June 30, 2019 (in thousands):

Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$138,975	$109	$—	$139,084
Corporate notes	143,825	139	—	143,964
U.S. government agency securities and U.S. treasuries	2,000	—	—	2,000
Total	$284,800	$248	$—	$285,048

The following table summarizes the available-for-sale securities held at December 31, 2018 (in thousands):

Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$73,110	$—	$(22)	$73,088
Corporate notes	80,575	—	(30)	80,545
Total	$153,685	$—	$(52)	$153,633

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. At June 30, 2019, the balance in the Company’s accumulated other comprehensive loss was composed solely of activity related to the Company’s available-for-sale marketable securities. There were no realized gains or losses recognized on the sale or maturity of available-for-sale securities during the three months ended June 30, 2019, and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive loss for the same period.

The aggregate fair value of available-for-sale securities held by the Company in an unrealized loss position for less than twelve months as of June 30, 2019 was $9.4 million, which consisted of 1 commercial paper security and 2 corporate notes securities. The aggregate unrealized loss for those securities in an unrealized loss position for less than twelve months as of June 30, 2019 was less than $0.1 million.

The Company does not intend to sell and it is unlikely that the Company will be required to sell the above investments before recovery of their amortized cost bases, which may be maturity. The Company determined that there was no material change in the credit risk of any of its investments. As a result, the Company determined it did not hold any investments with any other-than-temporary impairment as of June 30, 2019. The weighted-average maturity of the Company’s portfolio was approximately seven months at June 30, 2019.

5. Fair Value Measurements

The Company’s financial instruments as of June 30, 2019 and December 31, 2018 consisted primarily of cash and cash equivalents, marketable securities and accounts receivable and accounts payable. As of June 30, 2019 and December 31, 2018, the Company’s financial assets recognized at fair value consisted of the following:

	Fair Value as of June 30, 2019
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents	$37,071	$37,071	—	$—
Marketable securities:
Commercial paper	139,084	—	139,084	—
Corporate notes	143,964	—	143,964	—
U.S. government agency securities and U.S. treasuries	2,000	—	2,000
Total	$322,119	$37,071	$285,048	$—

	Fair Value as of December 31, 2018
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents	$79,225	$50,785	$28,440	$—
Marketable securities:
Commercial paper	73,088	—	73,088	—
Corporate notes	80,545	—	80,545	—
Total	$232,858	$50,785	$182,073	$—

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

6. Supplemental Balance Sheet Information

Accrued expenses consisted of the following:

	June 30, 2019	December 31, 2018
	(In thousands)
Employee compensation and benefits	$3,871	$5,509
Research and development expenses	9,801	11,272
Professional services and other	4,041	2,919
Accrued expenses	$17,713	$19,700

7. Income Taxes

The Company did not record a federal or state income tax provision or benefit for the three months ended June 30, 2019 and 2018 due to the expected and known loss before income taxes to be incurred, or incurred, as applicable, for the years ended December 31, 2019 and 2018, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets, with the exception of the deferred tax asset related to alternative minimum tax credit.

8. Commitments and Contingencies

There have been no significant changes to the Company’s commitments and contingencies in the three and six months ended June 30, 2019, as compared to those disclosed in Note 7, Commitments and Contingencies, included in its Annual Report.

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

The following table contains a summary of the lease costs recognized under Topic 842 and other information pertaining to the Company’s operating leases for the three and six months ended June 30, 2019:

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
	(In thousands)
Lease cost
Operating lease cost	$889	$1,777
Variable lease cost	305	628
Total lease cost	$1,194	$2,405

Other information
Operating cash flows used for operating leases	$907	$1,812
Weighted average remaining lease term	3.4 years	3.4 years
Weighted average discount rate	8.55%	8.55%

Future minimum lease payments under the Company’s non-cancelable operating leases as of June 30, 2019, are as follows:

2019
(In thousands)
2019	$1,825
2020	3,729
2021	3,622
2022	3,340
Thereafter	—
Total lease payments	$12,516
Less: imputed interest	(1,690)
Total operating lease liabilities at June 30, 2019	$10,826

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

Under the original agreement, the Company received a $65.0 million upfront payment and $25.0 million from the sale of its series C redeemable convertible preferred stock to an affiliate of Celgene, of which $3.0 million was considered a premium and included as collaboration arrangement consideration for a total upfront payment of $68.0 million. In addition, the Company has received a $25.0 million clinical development milestone payment and $7.0 million of global development co-funding through June 30, 2019. The Company was also eligible to receive $35.0 million in an additional clinical development milestone payment and up to $100.0 million in regulatory milestone payments related to DOT1L as well as up to $65.0 million in payments, including a combination of clinical development milestone payments and an option exercise fee for each available target to which Celgene had the right to exercise its option during an initial option period that would have ended in July 2015 but was extended pursuant to the amended and restated agreement as discussed below under “Amended and Restated Agreement Structure” (each a “selected target”), and up to $100.0 million in regulatory milestone payments for each selected target. As to DOT1L and each selected target, the Company retained all product rights in the United States and was eligible to receive royalties for each target at defined percentages ranging from the mid-single digits to the mid-teens on net product sales outside of the United States subject to reduction in specified circumstances.

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

All performance obligations, except for the three material rights were substantially satisfied as of the adoption of ASC 606 and therefore all of the transaction price allocated to those performance obligations has been recognized as revenue under ASC 606. Through June 30, 2019, the Company has recognized revenue of $99.2 million under the agreement as collaboration revenue in the Company’s consolidated statements of operations and comprehensive loss and in accumulated deficit as a result of the cumulative-effect recognition upon adoption of ASC 606. The amounts received that have not yet been recognized as revenue, related to the material rights, are recorded in deferred revenue on the Company’s condensed consolidated balance sheet. Deferred revenue related to the agreement amounted to $3.8 million as of June 30, 2019, all of which is included in noncurrent liabilities.

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

The preclinical and research and development milestone payments total includes a $10.0 million milestone payment earned in May 2017 related to the second target in the collaboration, upon GSK’s initiation of good laboratory practices toxicology studies, as well as a $6.0 million clinical milestone following GSK’s initiation of patient dosing in a Phase 1 clinical trial of a PRMT5 inhibitor that the Company discovered and licensed to GSK. In 2018, the Company recognized a $12.0 million milestone based on the Company’s determination that it was earned in 2018 relating to the first dosing of a patient in a Phase 2 clinical trial of GSK3326595, a PRMT5 inhibitor discovered by us and licensed to GSK under the collaboration agreement, as well as a $8.0 million milestone payment earned in 2018 relating to the initiation of a patient dosing in a Phase 1 clinical trial of GSK3368715, a PRMT1 inhibitor discovered by us and licensed to GSK under the collaboration agreement. As of June 30, 2019, for the two remaining targets, the Company is eligible to receive up to $50.0 million in clinical development milestone payments, up to $197.0 million in regulatory milestone payments and up to $128.0 million in sales-based milestone payments. As a result of the termination of the agreement as it relates to the third target, the Company will receive no additional payments related to that target. In addition, GSK is required to pay the Company royalties, at percentages from the mid-single digits to the low double-digits, on a licensed product-by-licensed product basis, on worldwide net product sales, subject to reduction in specified circumstances. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, the Company may not receive any additional milestone payments or royalty payments from GSK. GSK became solely responsible for development and commercialization for each licensed target in the collaboration when the research term ended on January 8, 2015.

Collaboration Revenue

Through June 30, 2019, the Company has earned a total of $89.0 million under the GSK agreement, which the Company recognized as collaboration revenue in the condensed consolidated statements of operations and comprehensive loss. The Company has a $12.0 million receivable as of June 30, 2019, under this agreement as a result of the achievement of a milestone in 2018. The receivable is overdue and the Company is continuing to work with GSK on collection. The Company continues to assess that it is probable that the receivable will be collected. The Company did not have any deferred revenue related to this agreement as of June 30, 2019 or June 30, 2018 and any future revenues will relate to milestone payments and royalties received under the agreement with respect to the two remaining targets, if any.

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

The Company recorded the reacquisition of worldwide rights, excluding Japan, to the EZH2 program, including tazemetostat, under the amended and restated agreement with Eisai as an acquisition of an in-process research and development asset. As this asset was acquired without corresponding processes or activities that would constitute a business, had not achieved regulatory approval for marketing and, absent obtaining such approval, had no alternative future use, the Company recorded the $40.0 million upfront payment made to Eisai in March 2015 as research and development expense in the consolidated statements of operations and comprehensive loss. The Company has also agreed to pay Eisai up to $20.0 million in clinical development milestone payments, including a $10.0 million milestone upon the earlier of initiation of a first phase 3 clinical trial of any EZH2 product or the first submission of an NDA or Market Authorization Application, or MAA, up to $50.0 million in regulatory milestone payments, including a $25.0 million milestone payment upon regulatory approval of the first NDA or MAA, and royalties at a percentage in the mid-teens on worldwide net sales of any EZH2 product, excluding net sales in Japan. The Company is eligible to receive from Eisai royalties at a percentage in the mid-teens on net sales of any EZH2 product in Japan. In the second quarter of 2019, the Company submitted its first NDA to the U.S. Food and Drug Administration, or FDA, for the treatment of patients with epithelioid sarcoma, triggering the payment of the $10 million clinical development milestone to Eisai and the recording of this amount to research and development expense. The Company paid the $10.0 million clinical development milestone to Eisai in June 2019. During the three and six months ended June 30, 2019, Eisai purchased drug product from the Company at cost to facilitate development within Japan under the collaboration agreement and the Company recognized approximately $1.3 million and $2.3 million, respectively, as a reduction to research and development expense.

LYSA

In May 2016, the Company entered into a collaboration agreement with the Lymphoma Academic Research Organisation, or LYSARC, for the first planned combination trial of tazemetostat. LYSARC is the operational arm of the Lymphoma Study Association, or LYSA, a premier cooperative group in France dedicated to clinical and translational research for lymphoma. This

Phase 1b/2 study is evaluating tazemetostat in combination with R-CHOP, the standard of care first line combination treatment for diffuse large B-cell lymphoma, or DLBCL, as a first line treatment in elderly, high-risk patients with DLBCL and is being sponsored by LYSARC. LYSA is managing the study operations for the trial, and the Company is recognizing its share of the related expenses as those costs are incurred over the duration of the trial. In addition, the Company is planning an expansion of this trial to include a cohort of patients with high-risk front-line FL.

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

In June 2017, the Company announced an expansion of the clinical collaboration with Genentech to investigate the combination of tazemetostat with atezolizumab in a Phase 1b/2 clinical trial for the treatment of patients with relapsed or refractory metastatic non-small cell lung cancer, or NSCLC. The trial will be part of MORPHEUS, Genentech’s open-label, multi-center, randomized umbrella trial evaluating the efficacy and safety of multiple immunotherapy-based treatment combinations for metastatic NSCLC. This trial was initiated at the end of 2017, but before patients had been enrolled in the study, recruitment was halted due to the partial hold placed on tazemetostat studies by the FDA in April 2018 following a safety report from one patient in the dose-ranging portion of the Phase 1 study who developed a secondary case of T-cell lymphoblastic lymphoma, or T-LBL. Due to the hold and strategic reprioritizations, in early 2019 the companies announced that they jointly opted not to move forward with the NSCLC combination study.

Roche Molecular

In December 2012, Eisai and the Company entered into an agreement with Roche Molecular under which Eisai and the Company engaged Roche Molecular to develop a companion diagnostic to identify patients who possess certain activating mutations of EZH2. In October 2013, this agreement was amended to include additional mutations in EZH2. The development costs due under the amended agreement with Roche Molecular were the responsibility of Eisai until the execution of the amended and restated collaboration and license agreement with Eisai in March 2015, at which time the Company assumed responsibility for the remaining development costs due under the agreement. In December 2015, the Company entered into a second amendment to the companion diagnostic agreement with Roche Molecular. The agreement was further amended in March 2018. Under the amended agreement, the Company is responsible for remaining development costs of $10.4 million due under the agreement and Eisai has agreed to reimburse the Company $0.9 million of this amount related to a regulatory milestone for Japan. As of June 30, 2019, the Company is responsible for the remaining development costs of $4.9 million due under the agreement. The Company expects the remaining development costs under the amended agreement to be incurred and paid through 2020.

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

Agreement Structure

Under the terms of the agreement, the Company received a $15.0 million upfront payment and $1.3 million in research funding for the costs to be incurred by the Company in connection with its research activities. As of June 30, 2019, $3.7 million in research funding will be received in the remainder of 2019, payable quarterly in three equal installments. At its discretion, Boehringer Ingelheim has the option to extend the research period by up to one year, subject the Company’s agreement to the specified research activities and additional research funding. The Company is eligible to receive up to $80.5 million in clinical development milestone payments, up to $106.5 million in regulatory milestone payments and up to $93.5 million in sales-based milestone payments. In addition, Boehringer Ingelheim is required to pay the Company tiered royalties, on a product by product, and country by country basis, at percentages ranging from the mid-single digits to low-double digits. Royalties will be payable on net product sales for therapies directed at the second target both in the United States and the rest of the world and net product sales outside of the United States for therapies directed at the first target.

During the six months ended June 30, 2019, it became probable that a significant reversal of cumulative revenue would not occur for a $5.5 million development milestone for selection of a lead optimization candidate for the shared program targeting enzymes within helicase families under the agreement. In the second quarter of 2019, we achieved the milestone and received $5.5 million from Boehringer Ingelheim and the associated consideration was added to the estimated transaction price, which will be recognized over the remaining performance period through December 31, 2019.

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

Under the agreement, the Company determined as of June 30, 2019 that the total transaction price is $25.5 million, comprised of the following:

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

The Company determined that a 50/50 allocation of transaction price between the two performance obligations is appropriate considering the following factors: (i) the standalone selling price of research and development components, estimated using the cost plus margin approach; and based on cost plus 10%; (ii) the license rights granted for each program (world-wide or ex-US only) and their potential market opportunities; (iii) the total potential milestone payments for each program; and (iv) the expected revenue recognition pattern for each program, which is expected to be relatively consistent. Therefore, $10.0 million is allocated to the first undisclosed target license and associated research services and $10.0 million is allocated to the second undisclosed target license and associated research services and will be recognized through December 31, 2019.

The development milestones, will be allocated to each performance obligation as described in the contract. The milestone payments are defined by program and are directly attributable to distinct achievements in each program. The recognition of revenue for each milestone will be based on progress to date in satisfying the applicable performance obligation. During the six months ended June 30, 2019, the Company allocated the $5.5 million development milestone for selection of a lead optimization candidate for the shared program targeting enzymes within helicase families to the first Target Project.

Collaboration Revenue

Through June 30, 2019, the Company has recognized $15.5 million in total collaboration revenue under its agreement with Boehringer Ingelheim including $5.9 million and $13.8 million in the three and six months ended June 30, 2019. As of June 30, 2019, the Company had deferred revenue of $6.3 million related to this agreement.

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

12. Stock-Based Compensation

Total stock-based compensation expense related to stock options, restricted stock units, shares issued under the employee stock purchase plan, and shares granted to non-employee directors in lieu of board fees was $4.7 million and $3.4 million for the three months ended June 30, 2019 and 2018, respectively, and $7.9 million and $6.3 million for the six months ended June 30, 2019 and 2018, respectively.

Stock-based compensation expense is classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Research and development	$1,732	$1,222	$2,897	$2,346
General and administrative	2,996	2,202	5,042	3,965
Total	$4,728	$3,424	$7,939	$6,311

Stock Options

The weighted-average grant date fair value of options, estimated as of the grant date using the Black-Scholes option pricing model, was $8.56 and $10.08 per option for those options granted during the three months ended June 30, 2019 and 2018, respectively, and $6.57 and $10.34 per option for those options granted during the six months ended June 30, 2019 and 2018, respectively. Key assumptions used to apply this pricing model were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Risk-free interest rate	2.0%	2.8%	2.4%	2.6%
Expected life of options	6.0 years	6.0 years	6.0 years	6.0 years
Expected volatility of underlying stock	71.3%	71.9%	71.8%	71.5%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

The following is a summary of stock option activity for the six months ended June 30, 2019:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at December 31, 2018	5,153	$14.48
Granted	3,011	10.16
Exercised	(203)	8.57
Forfeited or expired	(666)	14.42
Outstanding at June 30, 2019	7,295	$12.87	8.32	$11,818
Exercisable at June 30, 2019	2,446	$15.53	6.74	$2,852

As of June 30, 2019, there was $33.3 million of unrecognized compensation cost related to stock options that are expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 2.97 years.

Restricted Stock Units

As of June 30, 2019, 238,166 restricted stock units, or RSUs, were granted to executives. The awards granted to executives are service-based. Assuming all service conditions are achieved, 25% of the RSUs would vest annually for four years.

	Number of Service Based RSU Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	—	$—
Granted	238	9.47
Vested	—	—
Forfeited	—	—
Outstanding at June 30, 2019	238	$9.47

Compensation expense totaling $0.2 million was recognized for the service-based RSUs for the six months ended June 30, 2019.

As of June 30, 2019, there was $1.8 million of unrecognized compensation cost related to service-based RSUs that are expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 3.6 years.

As of June 30, 2019, the Company granted 483,400 RSUs to executives and employees. The awards granted are performance-based. Assuming all performance conditions are achieved, 20% of the RSUs would vest on June 30, 2019, 30% would vest on December 31, 2019, 20% would vest on March 31, 2020, and the remaining 30% of the RSUs would vest on September 30, 2020.

	Number of Performance Based RSU Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	—	$—
Granted	483	12.14
Vested	(95)	12.14
Forfeited	(10)	11.94
Outstanding at June 30, 2019	378	$12.15

Compensation expense totaling $1.2 million was recognized for the performance-based RSUs for the six months ended June 30, 2019.

There was $4.7 million of unrecognized compensation cost related to performance-based RSUs that are expected to vest as of June 30, 2019.

As of June 30, 2019, there were 616,486 RSUs outstanding.

13. Loss Per Share

Basic and diluted loss per share allocable to common stockholders are computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands except per share data)		(In thousands except per share data)
Net loss	$(48,465)	$(29,128)	$(77,804)	$(63,193)
Accretion of convertible preferred stock	—	—	(2,940)	—
Net loss attributable to common stockholders	$(48,465)	$(29,128)	$(80,744)	$(63,193)
Weighted average shares outstanding	90,876	69,490	77,315	69,438
Basic and diluted loss per share allocable to common stockholders	$(0.53)	$(0.42)	$(1.04)	$(0.91)

The following common stock equivalents were excluded from the calculation of diluted loss per share allocable to common stockholders because their inclusion would have been anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Stock options	7,295	5,818	7,295	5,818
Restricted stock units	616	—	616	—
Shares issuable under employee stock purchase plan	26	20	26	20
Preferred stock (if converted)	3,500	—	3,500	—
	11,437	5,838	11,437	5,838

14. Related Party Transactions

Celgene has made a series of equity investments in the Company, owning 3,674,640 shares of common stock representing 4.0% of the Company’s outstanding common stock as of June 30, 2019. Refer to Note 10, Collaborations, for additional information regarding the Company’s original agreement with Celgene entered into in April 2012 and the amended and restated agreement with Celgene entered into in July 2015.

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

In our solid tumor program, we are evaluating tazemetostat’s treatment potential in adults and children with molecularly defined solid tumors, including INI1- and SMARCA4-negative tumors, which we collectively refer to as INI1-negative tumors. We are conducting a multi-cohort global Phase 2 trial of tazemetostat in adults with INI1-negative tumors, including epithelioid sarcoma or metastatic chordoma. In the second quarter of 2019, we submitted a New Drug Application, or NDA, to the U.S. Food & Drug Administration, or FDA, for accelerated approval of tazemetostat for patients with metastatic or locally advanced epithelioid sarcoma not eligible for curative surgery. In July 2019, the NDA was accepted by the FDA for priority review with a Prescription Drug User Fee Act (PDUFA) target action date of January 23, 2020. Priority review is granted to investigational therapies that treat a serious condition and, if approved, would provide a significant improvement in the safety or effectiveness. This submission was based primarily on the clinical activity observed in the 62-patient cohort of epitheliod sarcoma patients in our ongoing Phase 2 trial, which was presented at the International Conference on Malignant Lymphoma in June 2019, and the safety and tolerability observed with tazemetostat in that trial and across our clinical development program. To support subsequent full approval of tazemetostat for epithelioid sarcoma, we plan to initiate a global, randomized, controlled confirmatory trial in the front-line treatment setting comparing tazemetostat in combination with doxorubicin versus doxorubicin plus placebo. This trial is expected to enroll approximately 150 patients and will  include a safety run-in anticipated to begin in the second half of this year.

The Phase 2 study cohort of chordoma patients is ongoing, and we are evaluating tazemetostat in the dose-expansion portion of a Phase 1 study in pediatric patients with INI1-negative tumors.

In our hematological malignancy program, we are conducting a multi-cohort, global Phase 2 study evaluating tazemetostat’s treatment potential in patients with relapsed or refractory non-Hodgkin lymphoma, or NHL. Two cohorts are evaluating tazemetostat as a monotherapy for patients with relapsed or refractory FL, one of the most prevalent forms of NHL, both with and without EZH2 activating mutations. In December 2018, we completed target enrollment of FL patients in our study, with 54 patients with wild-type EZH2 and 45 patients with EZH2 activating mutations. Based on interactions with the FDA, we believe we have identified a path to submission for accelerated approval of tazemetostat in FL patients with either an EZH2 activating mutation or wild-type EZH2, whose disease has progressed following two or more lines of systemic therapy. We are targeting submission of an NDA for accelerated approval for tazemetostat for FL in this population in the fourth quarter of 2019, subject to the results of our ongoing trial in this indication.

As part of an accelerated approval strategy for FL, we plan to conduct a a confirmatory program for tazemetostat for the treatment of patients with follicular lymphoma. We anticipate that the trial will be a randomized, controlled clinical trial comparing tazemetostat in combination with the FDA-approved chemo-free regimen known as R2 (REVLIMID® plus a rituximab product) versus placebo plus R2 in FL patients who have been treated with at least one prior systemic therapy. The trial design is pending final alignment with the FDA, but we expect to begin the safety run-in portion of the trial in the second half of this year.

Our goal is to be able to bring tazemetostat to patients with FL in all lines of treatment.  We hope to leverage the confirmatory program to expand tazemetostat into the second-line treatment setting for patients with FL, both with and without EZH2 activating mutations. Based on clinical activity observed with tazemetostat in combination with R-CHOP as a front-line treatment for patients with diffuse large B-cell lymphoma, or DLBCL, we are evaluating the opportunity to investigate this combination as a front-line treatment for patients with FL. In collaboration with The Lymphoma Study Association, or LYSA, we are planning to evaluate tazemetostat with R-CHOP as a front-line treatment for high-risk FL patients. In addition, we are finalizing plans for an investigator-sponsored study to evaluate the combination of tazemetostat plus rituximab for the treatment of patients with FL in the third line or later settings.

We also plan to evaluate tazemetostat in combination with standards of care for the potential treatment of castration-resistant prostate cancer, and with a PARP inhibitor for the treatment of platinum-resistant solid tumors, such as small-cell lung cancer, triple-negative breast cancer and ovarian cancer.

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

We commenced active operations in early 2008, and since inception, have incurred significant operating losses. As of June 30, 2019, our accumulated deficit totaled $664.5 million. As a late-stage biopharmaceutical company, we expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect our expenses to increase in connection with our ongoing activities, including our continued execution on our clinical development and commercialization plans for tazemetostat, if approved.

Collaborations

Refer to Note 10, Collaborations, of the notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of the key terms of our arrangements with Boehringer Ingelheim, Celgene, GSK, Eisai and Roche Molecular Systems Inc., or Roche Molecular.

Results of Operations

Collaboration Revenue

The following is a comparison of collaboration revenue for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
	(In millions)			(In millions)
Collaboration revenue	$5.9	$12.0	$(6.1)	$13.8	$12.0	$1.8

In the three and six months ended June 30, 2019 we recognized $5.9 million and $13.8 million, respectively, in collaboration revenue. This collaboration revenue was earned as part of our Boehringer Ingelheim collaboration. Under the agreement we received $15.0 million in an upfront payment from Boehringer Ingelheim for our license to inhibitor technology of two undisclosed targets, $5.5 million for a development milestone for the selection of a lead optimization candidate for the shared program targeting enzymes within helicase families and $1.3 million in research funding in the second quarter of 2019. We expect to receive $3.7 million in research funding for costs to be incurred in the remainder of 2019. Through June 30, 2019, the Company has recognized $15.5 million in total collaboration revenue under its agreement with Boehringer Ingelheim. The remaining consideration will be recognized in 2019 as services are performed.

We recognized $12.0 million of collaboration revenue in the three and six months ended June 30, 2018. Collaboration revenue in the three and six months ended June 30, 2018 reflects a $12.0 million milestone earned in 2018 based on our determination that the milestone was achieved under the GSK agreement. This milestone relates to the first dosing of a patient in a Phase 2 clinical trial of GSK3326595, a PRMT5 inhibitor discovered by us and licensed to GSK under the collaboration agreement.

Research and Development

The following is a comparison of research and development expenses for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
	(In millions)			(In millions)
Research and development	$40.9	$31.3	$9.6	$67.8	$57.0	$10.8

During the three months ended June 30, 2019, total research and development expenses increased by $9.6 million compared to the three months ended June 30, 2018. During the six months ended June 30, 2019, total research and development expenses increased by $10.8 million as compared to the six months ended June 30, 2018. The increases in the three and six months ended June 30, 2019 primarily relates to the payment of a $10 million clinical development milestone to Eisai, increases in tazemetostat manufacturing costs and the build out of our regulatory and late stage development groups, offset by decreases in clinical trial expenses.

The following table illustrates the components of our research and development expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
Product Program	2019	2018	2019	2018
	(In millions)		(In millions)
External research and development expenses:
Tazemetostat and related EZH2 programs	$25.2	$16.6	$36.9	$27.8
Pinometostat and related DOT1L programs	0.1	0.0	0.1	0.0
Discovery and preclinical stage product programs, collectively	4.3	4.3	9.2	8.3
Unallocated personnel and other expenses	11.3	10.4	21.6	20.9
Total research and development expenses	$40.9	$31.3	$67.8	$57.0

External research and development expenses for tazemetostat and related EZH2 programs increased $8.6 million and $9.1 million during the three and six months ended June 30, 2019, respectively, compared to the three and six months ended June 30, 2018 due to an increase in tazemetostat manufacturing costs, offset by decreased clinical trial expenses.

External research and development expenses for pinometostat and related DOT1L programs increased $0.1 million for both the three and six months ended June 30, 2019, respectively, compared to the three and six months ended June 30, 2018. There were no costs incurred related to pinometostat for the three and six months ended June 30, 2018. The costs incurred in the three and six months ended June 30, 2019 are primarily associated with costs attributed to the Cooperative Research and Development Agreement, or CRADA, with the National Cancer Institute, or NCI, to evaluate tazemetostat in clinical trials in a variety of hematologic malignancies and solid tumors.

External research and development expenses for discovery and preclinical stage product programs remained consistent during the three months ended June 30, 2019 compared to the three months ended June 30, 2018. External research and development expenses for discovery and preclinical stage product programs increased by $0.9 million during the six months ended June 30, 2019 compared to the six months ended June 30, 2018, primarily related to increased development activities related to our novel G9a program, EZM8266, for the potential treatment of sickle cell disease, and offset by reduced spending for discovery research activities.

Unallocated personnel and other expenses are comprised of compensation expenses for our full-time research and development employees and other general research and development expenses. Unallocated personnel and other expenses increased by $0.9 million and $0.7 million during the three and six months ended June 30, 2019, respectively, compared to the three and six months ended June 30, 2018, as a result of allocation of expenses to projects and increases in facilities and equipment related expenses offset by an increase in unallocated personnel costs.

We expect that research and development expenses will remain consistent throughout the remainder of 2019, as we continue our clinical trial expenses for tazemetostat and focus on our G9a program and our most promising discovery stage research programs.

General and Administrative

The following is a comparison of general and administrative expenses for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
	(In millions)			(In millions)
General and administrative	$15.7	$10.9	$4.8	$27.7	$20.3	$7.4

For the three months ended June 30, 2019, our general and administrative expenses increased $4.8 million compared to the three months ended June 30, 2018. During the six months ended June 30, 2019, our general and administrative expenses increased by $7.4 million as compared to the six months ended June 30, 2018. The increases in expenses for the three and six months ended June 30,

2019 compared to the three and six months ended June 30, 2018 are due to increased pre-commercialization activities, including the build out of our medical affairs and commercial organizations, and increased personnel related expenses.

We expect that general and administrative expenses will increase during the remainder of 2019, as we continue to increase our pre-commercial activities for tazemetostat.

Other Income, Net

The following is a comparison of other income, net for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,			Six Months Ended June 30,
	2019	2018	Change	2019	2018	Change
	(In thousands)			(In thousands)
Other income, net
Interest income, net	$2,253	$1,143	$1,110	$3,911	$2,042	$1,869
Other (expense) income, net	(13)	(11)	(2)	(19)	7	(26)
Other income, net	$2,240	$1,132	$1,108	$3,892	$2,049	$1,843

Other income, net consists of interest income earned on our cash equivalents and marketable securities, net of imputed interest expense paid under our capital lease obligation. The increase in other income is principally due to net interest income, which increased $1.1 million and $1.9 million during the three and six months ended June 30, 2019, respectively, compared to the three and six months ended June 30, 2018. The increased net interest income is primarily due to active management of the Company’s investment portfolio, an increase in investment yields, and an increased cash balance as a result of our October 2018 and March 2019 public offerings.

Income Tax Expense

We did not record a federal or state income tax provision or benefit for the three and six months ended June 30, 2019 and 2018 due to the expected and known loss before income taxes to be incurred, or incurred, as applicable, for the years ended December 31, 2019 and 2018, as well as our continued maintenance of a full valuation allowance against our net deferred tax assets, with the exception of the deferred tax asset related to alternative minimum tax credit.

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

Through June 30, 2019, we have raised an aggregate of $1,155.1 million to fund our operations, of which $239.6 million was non-equity funding through our collaboration agreements, $839.5 million was from the sale of common stock and series A convertible preferred stock in our public offerings and $76.0 million from the sale of redeemable convertible preferred stock, prior to our initial public offering. As of June 30, 2019, we had $331.0 million in cash, cash equivalents, and marketable securities.

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

Outlook

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash, cash equivalents and marketable securities as of June 30, 2019, will be sufficient to fund our planned operating expenses and capital expenditure requirements into the first quarter of 2021, without giving effect to any potential option exercise fees or milestone payments we may receive under our collaboration agreements. We have based this estimate on assumptions that may prove to be wrong, particularly as the process of testing drug candidates in clinical trials is costly and the timing of progress in these trials is uncertain. As a result, we could use our capital resources sooner than we expect.

Cash Flows

The following is a summary of cash flows for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018	Change
	(In millions)
Net cash used in operating activities	$(73.5)	$(63.2)	$(10.3)
Net cash used in investing activities	(129.5)	(97.5)	(32.0)
Net cash provided by financing activities	162.3	1.9	160.4

Net Cash Used in Operating Activities

Net cash used in operating activities during the six months ended June 30, 2019 primarily relates to our net loss of $77.8 million, changes in working capital of $2.3 million, and net depreciation and amortization of $1.3 million, partially offset by non-cash stock-based compensation of $7.9 million.

Net cash used in operating activities for the six months ended June 30, 2018 primarily relates to our net loss of $63.2 million and changes in working capital of $6.4 million, partially offset by non-cash stock-based compensation of $6.3 million.

Net Cash Used in Investing Activities

Net cash used in investing activities during the six months ended June 30, 2019 reflects $297.9 million of purchases of available-for-sale securities and $0.2 million of purchases of property and equipment, offset by maturities of available-for-sale securities of $168.5 million.

Net cash used in investing activities during the six months ended June 30, 2018 reflects $165.7 million of purchases of available-for-sale securities, partially offset by maturities of available-for-sale securities of $68.3 million and purchases of property and equipment of $0.1 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $162.3 million during the six months ended June 30, 2019 primarily reflects cash received from the issuance of common and preferred stock of $160.4 million, stock option exercises of $1.8 million, and the purchases of shares under our employee stock purchase plan of $0.4 million, partially offset by payments of public offering costs of $0.3 million.

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

During the quarter ended March 31, 2019, we adopted ASC 842 using the modified retrospective approach, resulting in a change in our lease accounting policy, as described in Note 2, Summary of Significant Accounting Policies—Recently Adopted Accounting Pronouncements, in the accompanying Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q. During the three months ended June 30, 2019, there have been no material changes to our critical accounting policies disclosed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2018.

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

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2019, we had cash and cash equivalents and marketable securities of $331.0 million consisting of money market funds, corporate bonds, and commercial paper. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. We estimate that a hypothetical 100-basis point change in market interest rates would impact the fair value of our investment portfolio as of June 30, 2019 by $0.5 million.

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

Our management, under the supervision and with the participation of the principal executive officer (our Chief Executive Officer) and the principal financial officer (our Chief Strategy and Business Officer) has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Chief Strategy and Business officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2019.

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

We currently have no products approved for sale and are investing a significant portion of our efforts and financial resources to fund the development and commercialization of our lead product candidate, tazemetostat. In May 2019, we submitted our first new drug application, or NDA, to the U.S. Food and Drug Administration, or FDA, for accelerated approval of tazemetostat for the treatment of patients with metastatic or locally advanced epithelioid sarcoma not eligible for curative surgery. The FDA has accepted the NDA for accelerated approval for filing and granted priority review. However, the FDA may conclude after review of our data that our application is insufficient to obtain marketing approval of tazemetostat on an accelerated basis or at all. We and our collaborators are conducting clinical trials of other of our product candidates. However, these development programs are early stage, and all of our other product candidates are still in preclinical development. As a result, our prospects are substantially dependent on our ability, or the ability of any future collaborator, to develop, obtain marketing approval for and successfully commercialize tazemetostat in one or more disease indications. The success of tazemetostat and any other product candidate will depend on several factors, including the following:

•	successful enrollment in, and completion of, clinical trials;
•	safety, tolerability and efficacy profiles that are satisfactory to the FDA, the European Medicines Agency, or EMA, or any comparable foreign regulatory authority for marketing approval;
•	timely receipt of marketing approvals from applicable regulatory authorities and the patient populations for which the approvals are granted;
•	the extent of any required post-marketing approval commitments to applicable regulatory authorities;
•	making arrangements with third-party manufacturers for, or establishing, clinical and commercial manufacturing capabilities;
•	launching commercial sales of the products, if and when approved, whether alone or in collaboration with others;
•	acceptance of the products, if and when approved, by patients, the medical community and third-party payors;
•	effectively competing with other therapies;
•	obtaining and maintaining healthcare coverage and adequate reimbursement;
•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;
•	protecting our rights in our intellectual property portfolio; and
•	maintaining a continued acceptable safety profile of the products following approval.

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

We are conducting multiple clinical trials of tazemetostat. In addition, Glaxo Group Limited (an affiliate of GlaxoSmithKline), or GSK, has initiated a Phase 2 expansion clinical trial for a PRMT5 inhibitor that it has licensed from us and has initiated patient dosing in a Phase 1 clinical trial of GSK3368715, a PRMT1 inhibitor. The risk of failure for each of these product candidates is high. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans.

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

Since inception, we have incurred significant operating losses. Our net loss was $48.5 million for the six months ended June 30, 2019, $123.6 million for the year ended December 31, 2018, $134.3 million for the year ended December 31, 2017, and $110.2 million for the year ended December 31, 2016. As of June 30, 2019, we had an accumulated deficit of $664.5 million. To date, we have financed our operations primarily through our collaborations, our public offerings, and private placements of our preferred stock. All of our revenue to date has been collaboration revenue. We have devoted substantially all of our financial resources and efforts to research and development, including clinical and preclinical studies. We are still in the early to middle stages of development of our product candidates, and we have not completed development of any product candidates. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will continue to increase over the next several years if and as we:

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

•	design and conduct a new combination trial of tazemetostat in FL;
•	pay any milestone payments provided for and achieved under the amended and restated collaboration and license agreement with Eisai Co Ltd, or Eisai;
•	complete IND-enabling studies for EZM8266, a G9a inhibitor designed to treat patients with sickle cell disease, and prepare for a Phase 1 study;
•	establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any products for which we may obtain regulatory approval;
•	grow our medical affairs organization to support the commercialization efforts of any product candidate that is approved;
•	conduct research and development under our collaboration and license agreements with Celgene and Boehringer Ingelheim International GmbH, or Boehringer Ingelheim;
•	continue the research and development of our other product candidates, as well as for Celgene Corporation, or Celgene, under our amended and restated collaboration and license agreement;
•	seek to discover and develop additional product candidates or to expand our product candidates into additional lines of treatment;
•	prepare NDA submissions as we seek regulatory approvals for any product candidates that successfully complete clinical trials;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional clinical, quality control, manufacturing and scientific personnel; and
•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts.

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

We expect our expenses to increase in connection with our ongoing activities, particularly to fund our tazemetostat development program; make any milestone payments provided for and achieved under the amended and restated collaboration and license agreement with Eisai; prepare for commercialization of tazemetostat; continue our collaboration with Celgene; and continue research and development and initiate clinical trials of, and seek regulatory approval for, any future product candidates. In addition, if we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on acceptable terms, we could be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash, cash equivalents and marketable securities as of June 30, 2019, will be sufficient to fund our planned operating expenses and capital expenditure requirements into the first quarter of 2021, without giving effect to milestone payments we may receive under our collaboration agreements. We have based these expectations on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Our future capital requirements will depend on many factors, including:

•	the progress and results of our ongoing and planned clinical trials of tazemetostat;
•

the number and development requirements of additional indications for tazemetostat and other product candidates that we may pursue, including the scope, progress, results and costs of discovery research, preclinical development, laboratory testing and clinical trials for such product candidates;

•	the costs, timing and outcome of regulatory review of tazemetostat and other product candidates we may pursue;
•	our ongoing collaboration with Celgene;
•	milestones, option exercise fees, license fees, and other revenues, if any, we may receive under our collaboration agreements;
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

In July 2019, the FDA accepted for submission our first NDA for accelerated approval of tazemetostat for the treatment of patients with metastatic or locally advanced epithelioid sarcoma not eligible for curative surgery. In addition, based on recent interactions with the FDA, we believe we have identified a potential path for accelerated approval of tazemetostat as a monotherapy for relapsed or refractory FL in both EZH2 mutant and wild-type FL patient populations, where patients’ disease has progressed following two or more lines of therapy. Subject to the results of the FL cohorts in our ongoing global Phase 2 study of tazemetostat in NHL, we are targeting submission of an NDA for tazemetostat for this indication in the fourth quarter of 2019.

It is possible that the FDA or any other regulatory authority may refuse to accept our applications for substantive review, or that the FDA or other regulatory authority may conclude after review of our data that our application is insufficient to obtain marketing approval of tazemetostat on an accelerated basis or at all. If the FDA does not agree that we have sufficient data to seek accelerated approval or does not accept or approve one or more of our submitted or planned NDAs for tazemetostat, we may be required to study tazemetostat in additional patients or conduct additional clinical trials, preclinical studies or manufacturing validation studies and submit that data to regulators before our application can be resubmitted or will be reconsidered. If the FDA grants accelerated approval for our submitted or our planned NDAs, we will need to conduct a confirmatory program in each indication, which may involve Phase 3 trials that may be expensive and time-consuming and may not confirm such benefit and subject the NDAs to withdrawal.

We are planning to submit our NDA for accelerated approval for tazemetostat for relapsed or refractory FL in both EZH2 mutant and wild-type FL patient populations following two prior systemic therapies. If the FDA only accepts or approves our application for the mutant FL patient population, we may be required to study tazemetostat in additional wild-type FL patients or conduct additional clinical trials or preclinical studies and submit that data to regulators and resubmit an application for that patient population. Depending on the extent of these or any other required trials or studies, submission of our planned NDAs or acceptance or approval of these NDAs for tazemetostat may be delayed by several years, or may require us to expend more resources than we have available. It is also possible that additional trials or studies, if performed and completed, may not be considered sufficient by the FDA to accept or approve any NDAs for tazemetostat. Any delay in obtaining, or an inability to obtain, marketing approvals would prevent us from commercializing tazemetostat in the United States and/or abroad, generating revenue and achieving and sustaining profitability. If our confirmatory program does not verify clinical benefit, we may have to withdraw our accelerated approval indication. If any of these outcomes occurs, either to tazemetostat or to any future product candidate for which we may seek marketing approval, we may be forced to abandon our development efforts for tazemetostat or such future product candidates, which could significantly harm our business.

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

Specifically, there are a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies. Companies that are developing new epigenetic treatments for cancer that target histone methyltransferases, or HMTs, and protein arginine methyltransferases, or PRMTs, include GSK, Johnson & Johnson, Pfizer, Inc., Daiichi Sankyo Company Limited, and Constellation Pharmaceuticals. Further, companies which are known to have EZH2 inhibitor programs or related programs include: Constellation Pharmaceuticals, developing an EZH2 inhibitor (CPI-1205, Phase 1/2 castration-resistant prostate cancer, solid tumors), Novartis AG, developing an EED inhibitor which indirectly blocks EZH2 (MAK683, Phase

1/2, advanced malignancies), Daiichi Sankyo, developing a EZH1/EZH2 dual inhibitor (valemetostat, DS-3201, Phase 1, relapsed or refractory non-Hodgkin lymphomas, AML, and ALL, as well as Phase 2 for small cell lung cancer), and Pfizer, developing EZH2 inhibitor PF-06821497, Phase 1, relapsed or refractory SCLC, castration-resistant prostate cancer, follicular lymphoma and diffuse large B-cell lymphoma. In July 2017, GSK discontinued their EZH2 inhibitor program, GSK2816126, which had been in Phase 1 development in solid tumors and hematological malignancies. In addition, many companies are developing cancer therapeutics that work by targeting epigenetic mechanisms other than HMTs, and some including Celgene, Merck & Co., Inc., Secura Bio, Spectrum Pharmaceuticals, and Otsuka, are now marketing cancer treatments that work by targeting epigenetic mechanisms other than HMTs. There are a number of companies currently evaluating investigational agents in the relapsed and refractory follicular lymphoma patient setting. To the best of our knowledge there are no competitive products in development for epithelioid sarcoma

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic products. Generic products are currently on the market for many of the indications that we are pursuing, and additional products are expected to become available on a generic basis over the coming years. If our product candidates achieve marketing approval, we expect that they will be priced at a significant premium over competitive generic products.

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

Our resources for drug development are limited and we are actively building our sales, marketing, medical affairs and supply chain infrastructure. Accordingly, we have entered into therapeutic collaborations with other companies that we believe can provide such capabilities, including our collaboration and license agreements with Celgene, GSK, and Boehringer Ingelheim. We also rely on Genentech to manage our combination trial of tazemetostat and atezolizumab in relapsed or refractory DLBCL, and on the Lymphoma Study Association to manage our combination study of tazemetostat and R-CHOP in newly diagnosed, elderly, high risk patients with DLBCL. With our reacquisition of tazemetostat rights under our amended and restated collaboration and license agreement with Eisai, we do not have access to Eisai’s capabilities for tazemetostat except with Eisai in Japan. Our collaborations have provided us with important funding for our development programs and product platform and we expect to receive additional funding under these collaborations in the future. Our existing therapeutic collaborations, and any future collaborations we enter into, may pose a number of risks, including the following:

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

If our therapeutic collaborations do not result in the successful development and commercialization of products or if one of our collaborators terminates its agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. If we do not receive the funding we expect under these agreements, our development of our product platform and product candidates could be delayed and we may need additional resources to develop product candidates and our product platform. All of the risks relating to product development, regulatory approval and commercialization described in our Annual Report on Form 10-K also apply to the activities of our therapeutic collaborators.

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

We also expect to rely on other third parties to store and distribute drug supplies for our clinical trials and our commercial operations. Any performance failure on the part of our distributors could delay clinical development or marketing approval of our product candidates or commercialization of our products, producing additional losses and depriving us of potential product revenue.

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

In the event that an owner of one or more of these patents were to bring an infringement action against us, we believe we have defenses that we could assert in such event, and additionally in the U.S. Patent & Trademark Office, including the invalidity of the relevant claims of such patents. However, we may not be successful in asserting these defenses, including proving invalidity, and could be found to infringe one or more of these third party’s patents.

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

Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, export and import are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by the EMA and similar regulatory authorities outside of the United States. We have not received marketing approval for any of our product candidates in the United States or in any other jurisdiction.

In July 2019, the FDA accepted for submission our first NDA for accelerated approval of tazemetostat for the treatment of patients with metastatic or locally advanced epithelioid sarcoma not eligible for curative surgery, and we plan to submit an NDA to the FDA for tazemetostat for the treatment of relapsed and refractory FL in patients who have received at least two prior systemic therapies in the fourth quarter of 2019, subject to the results of our ongoing Phase 2 trial in this indication. Failure to obtain marketing approval for tazemetostat or any other product candidate will prevent us from commercializing the product candidate. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party clinical research organizations to assist us in this process.

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

We submitted our NDA for accelerated approval of tazemetostat in patients with epithelioid sarcoma and we plan to submit our NDA for accelerated approval of tazemetostat in patients with relapsed or refractory FL who have received at least two prior systemic therapies in both EZH2 mutant and wild-type FL patient populations. In order to obtain accelerated approval, we must demonstrate that tazemetostat provides meaningful therapeutic benefit over existing treatments. In addition, as a condition of accelerated approval, we will need to perform post-marketing confirmatory trials to verify and describe the predicted effect on irreversible morbidity or mortality or other clinical endpoints, and if the studies are unsuccessful, tazemetostat may be subject to withdrawal procedures. In the case of our planned FL submission, if tazemetostat is approved in both EZH2 mutant and wild-type FL patient populations, the FDA could use these post-marketing studies to withdraw our approval if the confirmatory studies fail to demonstrate a clinical benefit.

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

With enactment of the Tax Cuts and Jobs Act of 2017, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. According to the Congressional Budget Office, the repeal of the individual mandate will cause 13 million fewer Americans to be insured in 2027 and premiums in insurance markets may rise. Further, each chamber of the Congress has put forth multiple bills designed to repeal or replace portions of the PPACA. Although none of these measures has been enacted by Congress to date, Congress may consider other legislation to repeal and replace elements of the PPACA. The Congress will likely consider other legislation to replace elements of the PPACA, during the next Congressional session.

The Trump administration has also taken executive actions to undermine or delay implementation of the PPACA. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. One Executive Order directs federal agencies with authorities and responsibilities under the PPACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the PPACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the PPACA. Several state Attorneys General filed suit to stop the Trump administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. In addition, Centers for Medicare & Medicaid Services, or CMS, has proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the PPACA for plans sold through such marketplaces. On November 30, 2018, CMS announced a proposed rule that would amend the Medicare Advantage and Medicare Part D prescription drug benefit regulations to reduce out of pocket costs for plan enrollees and allow Medicare plans to negotiate lower rates for certain drugs. Among other things, the proposed rule changes would allow Medicare Advantage plans to use pre authorization, or PA, and step therapy, or ST, for six protected classes of drugs; with certain exceptions, permit plans to implement PA and ST in Medicare Part B drugs; and change the definition of “negotiated prices” while a definition of “price concession” in the regulations. It is unclear whether these proposed changes will be accepted, and if so, what effect such changes will have on our business. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in PPACA risk corridor payments to third-party payors who argued were owed to them. The effects of this gap in reimbursement on third-party payors, the viability of the PPACA marketplace, providers, and potentially our business, are not yet known.

Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the PPACA is an essential and inseverable feature of the PPACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the PPACA are invalid as well. The Trump Administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. The Trump administration has recently represented to the Court of Appeals considering this judgment that it does not oppose the district court’s ruling. It is unclear how this decision and any subsequent appeals and other efforts to repeal and replace the PPACA will impact the PPACA and our business. Litigation and legislation over the PPACA are likely to continue, with unpredictable and uncertain results.

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

Our stock price has been and may in the future be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. From January 1, 2018 until July 31, 2019, the sale price of our common stock as reported on the Nasdaq Global Select Market ranged from a high of $21.40 to a low of $5.14. The market price for our common stock may be influenced by many factors, including:

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

There is no public market for our series A convertible preferred stock.

There is no established public trading market for our series A convertible preferred stock, and we do not expect a market to develop. In addition, we do not intend to apply for listing of the series A convertible preferred stock on any national securities exchange or other nationally recognized trading system. Without an active market, the liquidity of the series A convertible preferred stock will be limited.

Item 6.	Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are as follows:

Exhibit Number	Description of the Exhibit

10.1	Employment Offer Letter between the Company and Paolo Tombesi, dated July 1, 2019.(1)

10.2	Non-Employee Director Compensation Program.(1)

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(1)

32.1

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by Robert B. Bazemore, President and Chief Executive Officer of the Company, and Matthew Ros, Principal Financial Officer of the Company.(1)

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.LAB	XBRL Labels Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.
(1)	Filed with this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 9, 2019

EPIZYME, INC.

By:	/s/ Matthew Ros
Matthew Ros
Chief Strategy & Business Officer
(Principal Financial Officer)