Form 10-Q
period 2019-09-30
Epizyme, Inc.
filed 2019-10-31
CIK 1571498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The number of shares outstanding of the registrant’s common stock as of October 25, 2019: 91,073,942 shares.

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

Forward-looking Information

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. These statements may be identified by such forward-looking terminology as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and similar statements or variations of such terms. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

•	our plans to develop and commercialize novel epigenetic therapies for patients with cancer and other serious diseases;
•	our ongoing and planned clinical trials, including the timing of initiation and enrollment in the trials, the timing of availability of data from the trials and the anticipated results of the trials;
•	the timing of and our ability to apply for, obtain and maintain regulatory approvals for our product candidates;
•	our ability to achieve anticipated milestones under our collaborations;
•	the rate and degree of market acceptance and clinical utility of our products;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	our intellectual property position; and
•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing.

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

Our management’s discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which have been prepared by us in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim periods and with Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. This discussion and analysis should be read in conjunction with these unaudited condensed consolidated financial statements and the notes thereto as well as in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, or our Annual Report. The three months ended September 30, 2019 and 2018 are referred to as the third quarter of 2019 and 2018, respectively. Unless the context indicates otherwise, all references herein to our company include our wholly owned subsidiary.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

EPIZYME, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except per share data)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$93,463	$86,671
Marketable securities	199,398	153,633
Accounts receivable	12,000	20,067
Prepaid expenses and other current assets	16,078	12,164
Total current assets	320,939	272,535
Property and equipment, net	1,827	2,057
Operating lease assets	9,368	—
Restricted cash and other assets	2,063	909
Total assets	$334,197	$275,501
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,354	$4,780
Accrued expenses	19,304	19,700
Current portion of operating lease obligation	2,964	—
Current portion of deferred revenue	1,794	13,300
Other current liabilities	16	53
Total current liabilities	29,432	37,833
Operating lease obligation, net of current portion	7,183	—
Deferred revenue, net of current portion	3,806	3,806
Other long-term liabilities	38	853
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized; 350 shares issued and outstanding (equivalent to 3,500 shares of common stock upon conversion at a 10:1 ratio)	37,432	—
Common stock, $0.0001 par value; 125,000 shares authorized; 91,069 shares and 79,175 shares issued and outstanding, respectively	9	8
Additional paid-in capital	956,765	819,779
Accumulated other comprehensive income (loss)	149	(54)
Accumulated deficit	(700,617)	(586,724)
Total stockholders’ equity	293,738	233,009
Total liabilities and stockholders’ equity	$334,197	$275,501

See notes to condensed consolidated financial statements.

EPIZYME, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(Amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Collaboration revenue	$5,715	$—	$19,506	$12,000
Operating expenses:
Research and development	26,579	27,027	94,382	83,994
General and administrative	17,089	11,528	44,773	31,801
Total operating expenses	43,668	38,555	139,155	115,795
Operating loss	(37,953)	(38,555)	(119,649)	(103,795)
Other income, net:
Interest income, net	1,879	1,069	5,790	3,121
Other (expense), net	(15)	(6)	(34)	(11)
Other income, net	1,864	1,063	5,756	3,110
Net loss	$(36,089)	$(37,492)	$(113,893)	$(100,685)
Other comprehensive income (loss):
Unrealized (loss) gain on available-for-sale securities	(99)	3	203	26
Comprehensive loss	$(36,188)	$(37,489)	$(113,690)	$(100,659)
Reconciliation of net loss to net loss attributable to common stockholders:
Net loss	$(36,089)	$(37,492)	$(113,893)	$(100,685)
Accretion of convertible preferred stock	—	—	(2,940)	—
Net loss attributable to common stockholders	$(36,089)	$(37,492)	$(116,833)	$(100,685)
Net loss per share attributable to common stockholders - basic and diluted	$(0.40)	$(0.54)	$(1.33)	$(1.45)
Weighted-average common shares outstanding used in net loss per share attributable to common stockholders - basic and diluted	91,044	69,539	88,145	69,472

See notes to condensed consolidated financial statements.

EPIZYME, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(113,893)	$(100,685)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	626	804
Stock-based compensation	11,616	9,514
Amortization of discount on investments	(2,707)	(1,044)
Changes in operating assets and liabilities:
Accounts receivable	8,067	(11,962)
Prepaid expenses and other current assets	(3,914)	1,973
Accounts payable	573	(701)
Accrued expenses	(369)	2,859
Deferred revenue	(11,506)	—
Operating lease assets	1,916	—
Operating lease liabilities	(1,969)	—
Other assets	(106)	(18)
Other liabilities	(18)	213
Net cash used in operating activities	(111,684)	(99,047)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(343,173)	(197,789)
Maturities of available-for-sale securities	300,316	134,130
Purchases of property and equipment	(423)	(152)
Net cash used in investing activities	(43,280)	(63,811)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments under capital lease obligation	—	(129)
Proceeds from issuance of common stock, net of commissions	122,992	—
Proceeds from issuance of preferred stock, net of commissions	37,433	—
Proceeds from stock options exercised	1,922	1,823
Proceeds from issuance of shares under employee stock purchase plan	740	779
Payment of public offering costs	(284)	—
Net cash provided by financing activities	162,803	2,473
Net increase (decrease) in cash, cash equivalents and restricted cash	7,839	(160,385)
Cash, cash equivalents and restricted cash, beginning of period	87,133	227,126
Cash, cash equivalents and restricted cash, end of period	$94,972	$66,741
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$45	$45

See notes to condensed consolidated financial statements.

EPIZYME, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

(Amounts in thousands, except share amounts)

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2017	69,301,691	$7	—	$—	$723,510	$(488,097)	$(49)	$235,371
Cumulative catch up related to the adoption of ASU 2016-09	—	—	—	—	—	25,003	—	25,003
Exercise of stock options and vesting of restricted stock units	152,734	—	—	—	1,500	—	—	1,500
Stock-based compensation	—	—	—	—	2,887	—	—	2,887
Issuance of shares under employee stock purchase plan	31,116	—	—	—	459	—	—	459
Unrealized gain on available for sale securities	—	—	—	—	—	—	(23)	(23)
Net loss	—	—	—	—	—	(34,065)	—	(34,065)
Balance at March 31, 2018	69,485,541	$7	—	$—	$728,356	$(497,159)	$(72)	$231,132

Exercise of stock options and vesting of restricted stock units	9,460	—	—	—	105	—	—	105
Stock-based compensation	—	—	—	—	3,423	—	—	3,423
Unrealized gain on available for sale securities	—	—	—	—	—	—	46	46
Net loss	—	—	—	—	—	(29,128)	—	(29,128)
Balance at June 30, 2018	69,495,001	$7	—	$—	$731,884	$(526,287)	$(26)	$205,578

Exercise of stock options and vesting of restricted stock units	36,436	—	—	—	219	—	—	219
Stock-based compensation	—	—	—	—	3,037	—	—	3,037
Issuance of shares under employee stock purchase plan	31,870	—	—	—	320	—	—	320
Issuance of shares of common stock in lieu of board fees	12,213	—	—	—	166	—	—	166
Unrealized gain on available for sale securities	—	—	—	—	—	—	3	3
Net loss	—	—	—	—	—	(37,492)	—	(37,492)
Balance at September 30, 2018	69,575,520	$7	—	$—	$735,626	$(563,779)	$(23)	$171,831

Balance at December 31, 2018	79,175,380	$8	—	—	$819,779	$(586,724)	$(54)	$233,009
Issuance of common stock (net of commissions and offering costs of $284)	11,500,000	1	—	—	122,707	—	—	122,708
Issuance of series A convertible preferred stock, net of commissions and beneficial conversion charge	—	—	350,000	34,492	2,940	—	—	37,432
Accretion of series A convertible preferred stock	—	—	—	2,940	(2,940)	—	—	—
Exercise of stock options and vesting of restricted stock units	89,726	—	—	—	886	—	—	886
Stock-based compensation	—	—	—	—	3,211	—	—	3,211
Issuance of shares under employee stock purchase plan	37,972	—	—	—	360	—	—	360
Unrealized gain on available for sale securities	—	—	—	—	—	—	86	86
Net loss	—	—	—	—	—	(29,339)	—	(29,339)
Balance at March 31, 2019	90,803,078	$9	350,000	$37,432	$946,943	$(616,063)	$32	$368,353

Exercise of stock options and vesting of restricted stock units	208,749	—	—	—	853	—	—	853
Stock-based compensation	—	—	—	—	4,681	—	—	4,681
Issuance of shares of common stock in lieu of board fees	3,812	—	—	—	47	—	—	47
Unrealized gain on available for sale securities	—	—	—	—	—	—	216	216
Net loss	—	—	—	—	—	(48,465)	—	(48,465)
Balance at June 30, 2019	91,015,639	$9	350,000	$37,432	$952,524	$(664,528)	$248	325,685

Exercise of stock options and vesting of restricted stock units	15,196	—	—	—	183	—	—	183
Stock-based compensation	—	—	—	—	3,630	—	—	3,630
Issuance of shares under employee stock purchase plan	34,763	—	—	—	381	—	—	381
Issuance of shares of common stock in lieu of board fees	3,765	—	—	—	47	—	—	47
Unrealized loss on available for sale securities	—	—	—	—	—	—	(99)	(99)
Net loss	—	—	—	—	—	(36,089)	—	(36,089)
Balance at September 30, 2019	91,069,363	$9	350,000	$37,432	$956,765	$(700,617)	$149	293,738

See notes to condensed consolidated financial statements.

EPIZYME, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Overview

Epizyme, Inc. (collectively referred to with its wholly owned, controlled subsidiary, Epizyme Securities Corporation, as “Epizyme” or the “Company”) is a late-stage biopharmaceutical company that is committed to rewriting treatment for cancer and other serious diseases through the discovery, development, and commercialization of novel epigenetic medicines. By focusing on the genetic drivers of disease, the Company’s science seeks to match targeted medicines with the patients who need them. The Company is developing its lead product candidate, tazemetostat, an oral, first-in-class selective inhibitor of the EZH2 histone methyltransferase, or HMT, in a broad range of cancer types and settings, and evaluating potential development candidates for its G9a program, for a variety of hemoglobinopathies, including sickle cell disease, or SCD.

Through September 30, 2019, the Company has raised, including amounts received under collaboration agreements, an aggregate of $1,156.3 million to fund its operations, of which $240.8 million was non-equity funding through its collaboration agreements, $839.5 million was from the sale of common stock and series A Convertible Preferred Stock in the Company’s public offerings and $76.0 million was from the sale of redeemable convertible preferred stock in private financings prior to the Company’s initial public offering in May 2013.  As of September 30, 2019, the Company had $292.9 million in cash, cash equivalents and marketable securities.

The Company commenced active operations in early 2008. Since its inception, the Company has generated an accumulated deficit of $700.6 million through September 30, 2019, and will require substantial additional capital to fund its research and development and commercialization plans for tazemetostat, if approved. The Company is subject to risks common to companies in the biotechnology industry, including, but not limited to, risks of failure of clinical trials and preclinical studies, the need to obtain additional financing to fund the future development and commercialization of tazemetostat and the rest of its pipeline, the need to obtain marketing approval for its product candidates, the need to successfully commercialize and gain market acceptance of its product candidates, dependence on key personnel, protection of proprietary technology, compliance with government regulations, development by competitors of technological innovations and ability to transition from clinical-stage manufacturing to commercial-stage production of products.

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

The unaudited condensed consolidated financial statements include the accounts of Epizyme, Inc. and its wholly owned, controlled subsidiary, Epizyme Securities Corporation. All intercompany transactions and balances of subsidiaries have been eliminated in consolidation. In the opinion of management, the information furnished reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair presentation of the results for the reported interim periods. The Company considers events or transactions that occur after the balance sheet date but before the condensed consolidated financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The three months ended September 30, 2019 and 2018 are referred to as the third quarter of 2019 and 2018, respectively. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period.

Certain reclassifications have been made to prior periods to conform to current period presentation. Reclassification of prior year amounts have been made to present capital lease liability in other current and other long-term liabilities in the consolidated balance sheets. There was no impact on total operating expenses or net income (loss) resulting from these reclassifications.

Significant Accounting Policies

During the quarter ended March 31, 2019, the Company adopted Accounting Standards Codification, Topic 842, Leases, or ASC 842, using the required modified retrospective approach and utilizing the effective date as its date of initial application, for which prior periods are presented in accordance with previous guidance in ASC 840, Leases, or ASC 840, as referenced below in this Note 2 under Recently Adopted Accounting Pronouncements. There were no material changes to the Company’s significant accounting policies during the three months ended September 30, 2019, as compared to the significant accounting policies disclosed in Note 2, Summary of Significant Accounting Policies, of the Company’s financial statements included in the Annual Report.

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

The Company’s evaluation entails analyzing prospective operating budgets and forecasts for expectations of the Company’s cash needs, and comparing those needs to the current cash, cash equivalent and marketable securities balances. After considering the Company’s current research and development plans, the building of commercial infrastructure and the timing expectations related to the progress of its programs, and after considering its existing cash, cash equivalents and marketable securities as of September 30, 2019, the Company did not identify conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these financial statements were issued

Pending Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board, or FASB, issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The FASB has subsequently issued amendments to ASU 2016-13, which will be effective for the Company January 1, 2020. These standards require that credit losses be reported using an expected losses model rather than the incurred losses model that is currently used, and establishes additional disclosures related to credit risks. For available-for-sale securities with unrealized losses, these standards now require allowances to be recorded instead of reducing the amortized cost of the investment. The Company is currently evaluating the impact of the adoption of ASU 2016-13 and does not expect adoption to have a material effect on the Company’s consolidated financial statements or disclosures.

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

The adoption of this standard resulted in the recognition of operating lease liabilities and right-of-use assets of $11.5 million and $10.7 million, respectively, on the Company’s condensed consolidated balance sheet relating to its leases for its corporate headquarters in Cambridge, Massachusetts and other operating leases. The adoption of the standard did not have a material effect on the Company’s condensed consolidated statements of operations and comprehensive loss or condensed consolidated statements of cash flows. As of September 30, 2019, the Company had operating lease liabilities and right-of-use asset balances under the transition guidance within the new standard of $10.1 million and $9.4 million, respectively.

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

3. Cash

A reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows, is as follows:

	As of September 30,
	2019	2018
	(In thousands)
Cash and cash equivalents	$93,463	$66,279
Restricted cash, as part of other assets	1,509	462
Total cash, cash equivalents, and restricted cash
shown in the condensed consolidated statements of cash flows	$94,972	$66,741

The $1.5 million in restricted cash is comprised of $0.5 million in a letter of credit as a security deposit for the Company’s office and laboratory lease at Technology Square in Cambridge, Massachusetts and $1.0 million in a letter of credit as a security deposit for the Company’s office lease at Hampshire Street in Cambridge, Massachusetts. The Company has recorded cash held to secure these letters of credit as restricted cash in restricted cash and other assets on the condensed consolidated balance sheet.

4. Marketable Securities

The following table summarizes the available-for-sale securities held at September 30, 2019 (in thousands):

Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$107,512	$47	$(6)	$107,553
Corporate notes	91,737	108	—	91,845
Total	$199,249	$155	$(6)	$199,398

The following table summarizes the available-for-sale securities held at December 31, 2018 (in thousands):

Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$73,110	$—	$(22)	$73,088
Corporate notes	80,575	—	(30)	80,545
Total	$153,685	$—	$(52)	$153,633

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. At September 30, 2019, the balance in the Company’s accumulated other comprehensive loss was composed solely of activity related to the Company’s available-for-sale marketable securities. There were no realized gains or losses recognized on the sale or maturity of available-for-sale securities during the three months ended September 30, 2019, and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive loss for the same period.

The aggregate fair value of available-for-sale securities held by the Company in an unrealized loss position for less than twelve months as of September 30, 2019 was $14.9 million, which consisted of 4 commercial paper securities and 2 corporate notes securities. The aggregate unrealized loss for those securities in an unrealized loss position for less than twelve months as of September 30, 2019 was less than $0.1 million.

The Company does not intend to sell and it is unlikely that the Company will be required to sell the above investments before recovery of their amortized cost bases, which may be maturity. The Company determined that there was no material change in the credit risk of any of its investments. As a result, the Company determined it did not hold any investments with any other-than-temporary impairment as of September 30, 2019. The weighted-average maturity of the Company’s portfolio was approximately four months at September 30, 2019.

5. Fair Value Measurements

The Company’s financial instruments as of September 30, 2019 and December 31, 2018 consisted primarily of cash and cash equivalents, marketable securities and accounts receivable and accounts payable. As of September 30, 2019 and December 31, 2018, the Company’s financial assets recognized at fair value consisted of the following:

	Fair Value as of September 30, 2019
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents	$84,677	$84,677	—	$—
Marketable securities:
Commercial paper	107,553	—	107,553	—
Corporate notes	91,845	—	91,845	—
Total	$284,075	$84,677	$199,398	$—

	Fair Value as of December 31, 2018
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents	$79,225	$50,785	$28,440	$—
Marketable securities:
Commercial paper	73,088	—	73,088	—
Corporate notes	80,545	—	80,545	—
Total	$232,858	$50,785	$182,073	$—

Cash equivalents and marketable securities have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third-party pricing services or other market observable data.

The Company measures its cash equivalents at fair value on a recurring basis, which approximates the net asset value per share. The Company classifies some of its cash equivalents within Level 1 of the fair value hierarchy because they are valued using observable inputs that reflect quoted prices for identical assets in active markets. The Company measures its marketable securities at fair value on a recurring basis and classifies those instruments and some cash equivalents within Level 2 of the fair value hierarchy. The pricing services used by management utilize industry standard valuation models, including both income- and market- based approaches and observable market inputs to determine the fair value of marketable securities and those cash equivalents classified within Level 2 of the fair value hierarchy.

6. Supplemental Balance Sheet Information

Accrued expenses consisted of the following:

	September 30, 2019	December 31, 2018
	(In thousands)
Employee compensation and benefits	$4,713	$5,509
Research and development expenses	10,712	11,272
Professional services and other	3,879	2,919
Accrued expenses	$19,304	$19,700

7. Income Taxes

The Company did not record a federal or state income tax provision or benefit for the three months ended September 30, 2019 and 2018 due to the expected and known loss before income taxes to be incurred, or incurred, as applicable, for the years ended December 31, 2019 and 2018, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets, with the exception of the deferred tax asset related to alternative minimum tax credit.

8. Commitments and Contingencies

There have been no significant changes to the Company’s commitments and contingencies, other than the minimum lease payments as disclosed in Note 9, Leases, in the three and nine months ended September 30, 2019, as compared to those disclosed in Note 7, Commitments and Contingencies, included in its Annual Report.

9. Leases

The Company enters into lease arrangements for its facilities as well as certain equipment. A summary of the arrangements are as follows:

Operating Leases

The Company leases office and laboratory space at Technology Square in Cambridge, Massachusetts under a Lease Agreement, dated as of June 15, 2012, as amended, or the Technology Square Lease, with ARE-TECH Square, LLC, a Delaware limited liability company, or Landlord, with a term that originally continued through May 31, 2018, and a Company option to extend the term of the lease at the then-current market rent, as defined in the Technology Square Lease, through November 30, 2022.

In May 2017, the Company entered into a Third Amendment to the Technology Square Lease, or the Third Amendment, with the Landlord, and a Fourth Amendment to the Technology Square Lease with the Landlord, or the Fourth Amendment, and, together with the Third Amendment, the Amendments.

Under the Amendments, the Company extended the term of the Technology Square Lease to November 30, 2022 but retained the right to terminate the Technology Square Lease, effective as of December 31, 2018, by giving written notice to the Landlord by December 31, 2017 and paying an early termination fee. The Company did not exercise this right. Under the Technology Square Lease as amended, the Company has agreed to pay a monthly base rent of approximately $0.2 million for the period commencing December 1, 2017 through May 31, 2018, with an increase on June 1, 2018 of approximately $33,000 and annual increases of approximately $9,000 on December 1 of each subsequent year until December 1, 2021.

The Company has a $0.5 million letter of credit as a security deposit for the Technology Square Lease and has recorded cash held to secure this letter of credit as restricted cash and other assets on the condensed consolidated balance sheet. In applying the ASC 842 transition guidance, the Company determined the classification of this lease to be operating and recorded a lease liability and a right-of-use asset on the ASC 842 effective date.

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

The following table contains a summary of the lease costs recognized under Topic 842 and other information pertaining to the Company’s operating leases for the three and nine months ended September 30, 2019:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019
	(In thousands)
Lease cost
Operating lease cost	$888	$2,665
Variable lease cost	320	948
Total lease cost	$1,208	$3,613

Other information
Operating cash flows used for operating leases	$907	$2,719
Weighted average remaining lease term	3.1 years	3.1 years
Weighted average discount rate	8.55%	8.55%

Future minimum lease payments under the Company’s non-cancelable operating leases as of September 30, 2019, are as follows:

2019
(In thousands)
2019	$917
2020	3,729
2021	3,622
2022	3,340
Thereafter	—
Total lease payments	$11,608
Less: imputed interest	(1,460)
Total operating lease liabilities at September 30, 2019	$10,148

On August 16, 2019, the Company entered into an additional lease with BMR-Hampshire LLC for office space in Cambridge, Massachusetts, or the Hampshire Street Lease, which has not yet commenced. The Company expects that the Hampshire Street Lease will commence during the fourth quarter of 2019. The Hampshire Street Lease has an initial term of seven years and four months from the commencement date and provides the Company with an option to extend the lease term for one additional five-year period. After a four-month period during which base rent is not payable, the Hampshire Street Lease provides for monthly rent payments starting at $209,531.25 and increasing 2.5% per year. In the event that the Company exercises its option to extend the lease term, the Hampshire Street Lease provides for monthly rent payments during the additional five-year period at the greater of the base rent rate at the end of the initial term or the then-current market rent. In addition to base rent, the Hampshire Street Lease requires the Company to pay certain variable costs, including taxes, insurance, maintenance and other operating expenses.

The Company has a $1.0 million letter of credit as a security deposit for the Hampshire Street Lease and has recorded cash held to secure this letter of credit as restricted cash and other assets on the consolidated balance sheet. In applying the ASC 842 transition guidance, the Company determined the classification of the Hampshire Street Lease to be operating and will record a lease liability and a right-of-use asset on the ASC 842 effective date.

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

Under the original agreement, the Company received a $65.0 million upfront payment and $25.0 million from the sale of its series C redeemable convertible preferred stock to an affiliate of Celgene, of which $3.0 million was considered a premium and included as collaboration arrangement consideration for a total upfront payment of $68.0 million. In addition, the Company has received a $25.0 million clinical development milestone payment and $7.0 million of global development co-funding through September 30, 2019. The Company was also eligible to receive $35.0 million in an additional clinical development milestone payment and up to $100.0 million in regulatory milestone payments related to DOT1L as well as up to $65.0 million in payments, including a combination of clinical development milestone payments and an option exercise fee for each available target to which Celgene had the right to exercise its option during an initial option period that would have ended in July 2015 but was extended pursuant to the amended and restated agreement as discussed below under “Amended and Restated Agreement Structure” (each a “selected target”), and up to $100.0 million in regulatory milestone payments for each selected target. As to DOT1L and each selected target, the Company retained all product rights in the United States and was eligible to receive royalties for each target at defined percentages ranging from the mid-single digits to the mid-teens on net product sales outside of the United States subject to reduction in specified circumstances.

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

All performance obligations, except for the three material rights were substantially satisfied as of the adoption of ASC 606 and therefore all of the transaction price allocated to those performance obligations has been recognized as revenue under ASC 606. Through September 30, 2019, the Company has recognized revenue of $99.2 million under the agreement as collaboration revenue in the Company’s consolidated statements of operations and comprehensive loss and in accumulated deficit as a result of the cumulative-effect recognition upon adoption of ASC 606. The amounts received that have not yet been recognized as revenue, related to the material rights, are recorded in deferred revenue on the Company’s condensed consolidated balance sheet. Deferred revenue related to the agreement amounted to $3.8 million as of September 30, 2019, all of which is included in noncurrent liabilities.

GSK

In January 2011, the Company entered into a collaboration and license agreement with GSK, to discover, develop and commercialize novel small molecule HMT inhibitors directed to available targets from the Company’s platform. Under the terms of the agreement, the Company granted GSK exclusive worldwide license rights to HMT inhibitors directed to three targets. Additionally, as part of the research collaboration, the Company agreed to provide research and development services related to the licensed targets pursuant to agreed-upon research plans during a research term that ended January 8, 2015. In March 2014, the Company and GSK amended certain terms of this agreement for the third licensed target, revising the license terms with respect to candidate compounds and amending the corresponding financial terms, including reallocating milestone payments and increasing royalty rates as to the third target. Subsequent to a GSK strategic portfolio prioritization, the Company received notice in October 2017 that GSK terminated the agreement with respect to the third target, effective December 31, 2017, which returned all rights to that target to the Company. The two other targets, PRMT5 and PRMT1, continue to be subject to the agreement and were not impacted by the termination with respect to the third target. The Company substantially completed all research obligations under this agreement by the end of the first quarter of 2015 and completed the transfer of the remaining data and materials for these programs to GSK in the second quarter of 2015.

Agreement Structure

Under the agreement, the Company has received and recognized as collaboration revenue a $20.0 million upfront payment, a $3.0 million payment upon the execution of the March 2014 agreement amendment, $6.0 million of fixed research funding, $9.0 million for research and development services and $51.0 million of preclinical and research and development milestone payments.

The preclinical and research and development milestone payments total includes a $10.0 million milestone payment earned in May 2017 related to the second target in the collaboration, upon GSK’s initiation of good laboratory practices toxicology studies, as well as a $6.0 million clinical milestone following GSK’s initiation of patient dosing in a Phase 1 clinical trial of a PRMT5 inhibitor that the Company discovered and licensed to GSK. In 2018, the Company recognized a $12.0 million milestone based on the Company’s determination that it was earned in 2018 relating to the first dosing of a patient in a Phase 2 clinical trial of GSK3326595, a PRMT5 inhibitor discovered by us and licensed to GSK under the collaboration agreement, as well as a $8.0 million milestone payment earned in 2018 relating to the initiation of a patient dosing in a Phase 1 clinical trial of GSK3368715, a PRMT1 inhibitor discovered by us and licensed to GSK under the collaboration agreement. As of September 30, 2019, for the two remaining targets, the Company is eligible to receive up to $50.0 million in clinical development milestone payments, up to $197.0 million in regulatory milestone payments and up to $128.0 million in sales-based milestone payments. As a result of the termination of the agreement as it relates to the third target, the Company will receive no additional payments related to that target. In addition, GSK is required to pay the Company royalties, at percentages from the mid-single digits to the low double-digits, on a licensed product-by-licensed product basis, on worldwide net product sales, subject to reduction in specified circumstances. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, the Company may not receive any additional milestone payments or royalty payments from GSK. GSK became solely responsible for development and commercialization for each licensed target in the collaboration when the research term ended on January 8, 2015.

Collaboration Revenue

Through September 30, 2019, the Company has earned a total of $89.0 million under the GSK agreement, which the Company recognized as collaboration revenue in the condensed consolidated statements of operations and comprehensive loss. The Company has a $12.0 million receivable as of September 30, 2019, under this agreement as a result of the achievement of a milestone in 2018. The receivable is overdue and the Company is continuing to work with GSK on collection. The Company continues to believe that it is probable that the receivable will be collected. The Company did not have any deferred revenue related to this agreement as of September 30, 2019 or September 30, 2018 and any future revenues will relate to milestone payments and royalties received under the agreement with respect to the two remaining targets, if any.

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

In March 2015, the Company entered into an amended and restated collaboration and license agreement with Eisai, under which the Company reacquired worldwide rights, excluding Japan, to its EZH2 program, including tazemetostat. Under the amended and restated agreement, the Company is responsible for global development, manufacturing and commercialization outside of Japan of tazemetostat and any other EZH2 product candidates, with Eisai retaining development and commercialization rights in Japan, as well as a right to elect to manufacture tazemetostat and any other EZH2 product candidates in Japan, including the right of first negotiation for the rest of Asia. Eisai waived its right of first negotiation for the rest of Asia in 2018.

Under the original agreement, Eisai was solely responsible for funding all research, development and commercialization costs for EZH2 compounds. Under the amended and restated agreement, the Company is solely responsible for funding global development, manufacturing and commercialization costs for EZH2 compounds outside of Japan, including the remaining development costs due under a companion diagnostics agreement with Roche Molecular Systems Inc., or Roche Molecular, and Eisai is solely responsible for funding Japan-specific development and commercialization costs for EZH2 compounds.

The Company recorded the reacquisition of worldwide rights, excluding Japan, to the EZH2 program, including tazemetostat, under the amended and restated agreement with Eisai as an acquisition of an in-process research and development asset. As this asset was acquired without corresponding processes or activities that would constitute a business, had not achieved regulatory approval for marketing and, absent obtaining such approval, had no alternative future use, the Company recorded the $40.0 million upfront payment made to Eisai in March 2015 as research and development expense in the consolidated statements of operations and comprehensive loss. The Company has also agreed to pay Eisai up to $20.0 million in clinical development milestone payments, including a $10.0 million milestone upon the earlier of initiation of a first phase 3 clinical trial of any EZH2 product or the first submission of an NDA or Market Authorization Application, or MAA, and a $10.0 million milestone upon the earlier of initiation of a first phase 3 clinical trial of an EZH2 product or the first submission of an NDA or MAA for an indication different from the previous indication, up to $50.0 million in regulatory milestone payments, including a $25.0 million milestone payment upon regulatory approval of the first NDA or MAA, and a $25.0 million milestone payment upon regulatory approval of the next NDA or MAA of the different indication, and royalties at a percentage in the mid-teens on worldwide net sales of any EZH2 product, excluding net sales in Japan. The Company is eligible to receive from Eisai royalties at a percentage in the mid-teens on net sales of any EZH2 product in Japan. In the second quarter of 2019, the Company submitted its first NDA to the U.S. Food and Drug Administration, or FDA, for the treatment of patients with epithelioid sarcoma, triggering the payment of the first $10 million clinical development milestone to Eisai and the recording of this amount to research and development expense. The Company paid the $10.0 million clinical development milestone to Eisai in June 2019. During the three and nine months ended September 30, 2019, Eisai purchased drug product from the Company at cost to facilitate development within Japan under the collaboration agreement and the Company recognized approximately $0.0 million and $2.3 million, respectively, as a reduction to research and development expense.

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

Roche Molecular

In December 2012, Eisai and the Company entered into an agreement with Roche Molecular under which Eisai and the Company engaged Roche Molecular to develop a companion diagnostic to identify patients who possess certain activating mutations of EZH2. In October 2013, this agreement was amended to include additional mutations in EZH2. The development costs due under the amended agreement with Roche Molecular were the responsibility of Eisai until the execution of the amended and restated collaboration and license agreement with Eisai in March 2015, at which time the Company assumed responsibility for the remaining development costs due under the agreement. In December 2015, the Company entered into a second amendment to the companion diagnostics agreement with Roche Molecular. The agreement was further amended in March 2018. Under the amended agreement, the Company is responsible for remaining development costs of $10.4 million due under the agreement and Eisai has agreed to reimburse the Company $0.9 million of this amount related to a regulatory milestone for Japan. In July 2019, the Company entered into a fourth amendment to the companion diagnostics agreement. Under the amended agreement, the Company and Roche Molecular agreed to divide a $1.0 million regulatory milestone for the United States into two separate milestone payments, of which $0.5 million was paid by the Company as part of the signed amendment, with the remaining $0.5 million to be paid by the Company upon the satisfaction of certain conditions set forth in the fourth amendment to the companion diagnostics agreement. As of September 30, 2019, the Company is responsible for the remaining development costs of $4.4 million due under the agreement. The Company expects the remaining development costs under the amended agreement to be incurred and paid through 2020.

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

Agreement Structure

Under the terms of the agreement, the Company received a $15.0 million upfront payment and Boehringer Ingelheim agreed to pay the Company research funding of $5.0 million in fixed quarterly payments of $1.25 million per quarter in connection with its research activities. As of September 30, 2019, $2.5 million in research funding has been received. At its discretion, Boehringer Ingelheim has the option to extend the research period by up to one year, subject to the Company’s agreement to the specified research activities and additional research funding. During the third quarter of 2019, Boehringer Ingelheim’s option to extend the research period expired unexercised. The Company is eligible to receive up to $80.5 million in clinical development milestone payments, up to $106.5 million in regulatory milestone payments and up to $93.5 million in sales-based milestone payments. In addition, Boehringer Ingelheim is required to pay the Company tiered royalties, on a product by product, and country by country basis, at percentages ranging from the mid-single digits to low-double digits. Royalties will be payable on net product sales for therapies directed at the second target both in the United States and the rest of the world and net product sales outside of the United States for therapies directed at the first target.

During the nine months ended September 30, 2019, it became probable that a significant reversal of cumulative revenue would not occur for a $5.5 million development milestone for selection of a lead optimization candidate for the shared program targeting enzymes within helicase families under the agreement. In the second quarter of 2019, we achieved the milestone and received $5.5 million from Boehringer Ingelheim and the associated consideration was added to the estimated transaction price, which will be recognized over the remaining performance period.

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

Under the agreement, the Company determined as of September 30, 2019 that the total transaction price is $25.5 million, comprised of the following:

•	$15.0 million total upfront payment received under the agreement;

•	$5.0 million research funding payments; and

•	$5.5 million development milestone for selection of a lead optimization candidate for the shared program targeting enzymes within helicase families.

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

The development milestones, will be allocated to each performance obligation as described in the contract. The milestone payments are defined by program and are directly attributable to distinct achievements in each program. The recognition of revenue for each milestone will be based on progress to date in satisfying the applicable performance obligation. During the nine months ended September 30, 2019, the Company allocated the $5.5 million development milestone for selection of a lead optimization candidate for the shared program targeting enzymes within helicase families to the first Target Project.

Collaboration Revenue

Through September 30, 2019, the Company has recognized $21.2 million in total collaboration revenue under its agreement with Boehringer Ingelheim including $5.7 million and $19.5 million in the three and nine months ended September 30, 2019. As of September 30, 2019, the Company had deferred revenue of $1.8 million related to this agreement.

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

Upon issuance, each share of Series A Preferred Stock included an embedded beneficial conversion feature because the market price of the Company’s common stock on the date of issuance of the Series A Preferred Stock at $12.34 per share as compared to an effective conversion price of the Series A Preferred Stock of $11.50 per share. As a result, the Company recorded the intrinsic value of the beneficial conversion feature of $2.9 million as a discount on the Series A Preferred at issuance. Because the Series A Preferred Stock is immediately convertible upon issuance and does not include mandatory redemption provisions, the discount on the Series A Preferred Stock was immediately accreted.

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

12. Stock-Based Compensation

Total stock-based compensation expense related to stock options, restricted stock units, shares issued under the employee stock purchase plan, and shares granted to non-employee directors in lieu of board fees was $3.7 million and $3.2 million for the three months ended September 30, 2019 and 2018, respectively, and $11.6 million and $9.5 million for the nine months ended September 30, 2019 and 2018, respectively.

Stock-based compensation expense is classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Research and development	$1,104	$1,004	$4,001	$3,350
General and administrative	2,573	2,199	7,615	6,164
Total	$3,677	$3,203	$11,616	$9,514

Stock Options

The weighted-average grant date fair value of options, estimated as of the grant date using the Black-Scholes option pricing model, was $8.25 and $8.30 per option for those options granted during the three months ended September 30, 2019 and 2018, respectively, and $6.89 and $10.00 per option for those options granted during the nine months ended September 30, 2019 and 2018, respectively. Key assumptions used to apply this pricing model were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Risk-free interest rate	1.5%	2.8%	2.3%	2.6%
Expected life of options	6.0 years	6.0 years	6.0 years	6.0 years
Expected volatility of underlying stock	72.3%	71.6%	71.9%	71.5%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

The following is a summary of stock option activity for the nine months ended September 30, 2019:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at December 31, 2018	5,153	$14.48
Granted	3,699	10.67
Exercised	(218)	8.81
Forfeited or expired	(880)	13.64
Outstanding at September 30, 2019	7,754	$12.92	8.21	$4,369
Exercisable at September 30, 2019	2,715	$15.33	6.58	$1,413

As of September 30, 2019, there was $34.1 million of unrecognized compensation cost related to stock options that are expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 2.92 years.

Restricted Stock Units

During the nine months ended September 30, 2019, 282,383 restricted stock units, or RSUs, were granted to executives. The awards granted to executives are service-based. Assuming all service conditions are achieved, 25% of the RSUs would vest annually for four years.

	Number of Service Based RSU Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	—	$—
Granted	282	10.07
Vested	—	—
Forfeited	(20)	9.12
Outstanding at September 30, 2019	262	$10.14

Compensation expense totaling $0.3 million was recognized for the service-based RSUs for the nine months ended September 30, 2019.

As of September 30, 2019, there was $2.3 million of unrecognized compensation cost related to service-based RSUs that are expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 3.4 years.

During 2019, the Company granted 575,400 RSUs to executives and employees, which contain performance conditions. 20% of the RSUs vested on June 30, 2019. Assuming all remaining performance conditions are achieved, the remaining 30% would vest on December 31, 2019, 20% would vest on March 31, 2020, and the final 30% of the RSUs would vest on September 30, 2020.

	Number of Performance Based RSU Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2018	—	$—
Granted	575	12.22
Vested	(95)	12.14
Forfeited	(31)	11.95
Outstanding at September 30, 2019	449	$12.25

Compensation expense totaling $1.2 million was recognized for the performance-based RSUs for the nine months ended September 30, 2019.

There was $5.5 million of unrecognized compensation cost related to performance-based RSUs that are expected to vest as of September 30, 2019.

As of September 30, 2019, there were 710,784 RSUs outstanding.

13. Loss Per Share

Basic and diluted loss per share allocable to common stockholders are computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands except per share data)		(In thousands except per share data)
Net loss	$(36,089)	$(37,492)	$(113,893)	$(100,685)
Accretion of convertible preferred stock	—	—	(2,940)	—
Net loss attributable to common stockholders	$(36,089)	$(37,492)	$(116,833)	$(100,685)
Weighted average shares outstanding	91,044	69,539	88,145	69,472
Basic and diluted loss per share allocable to common stockholders	$(0.40)	$(0.54)	$(1.33)	$(1.45)

The following common stock equivalents were excluded from the calculation of diluted loss per share allocable to common stockholders because their inclusion would have been anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)		(In thousands)
Stock options	7,754	5,629	7,754	5,629
Restricted stock units	711	—	711	—
Shares issuable under employee stock purchase plan	12	10	12	10
Preferred stock (if converted)	3,500	—	3,500	—
	11,977	5,639	11,977	5,639

14. Related Party Transactions

Celgene has made a series of equity investments in the Company, owning 3,674,640 shares of common stock representing 4.0% of the Company’s outstanding common stock as of September 30, 2019. Refer to Note 10, Collaborations, for additional information regarding the Company’s original agreement with Celgene entered into in April 2012 and the amended and restated agreement with Celgene entered into in July 2015.

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

Overview

We are a late-stage biopharmaceutical company that is committed to rewriting treatment for people with cancer and other serious diseases through the discovery, development, and commercialization of novel epigenetic medicines. By focusing on the genetic drivers of disease, our science seeks to match targeted medicines with the patients who need them. We are developing our lead product candidate, tazemetostat, an oral, first-in-class, selective small molecule inhibitor of the EZH2 histone methyltransferase, or HMT, for the treatment of a broad range of cancer types in multiple treatment settings, and evaluating potential development candidates for our G9a program for a variety of hemoglobinopathies, including sickle cell disease, or SCD.

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

In our solid tumor program, we are evaluating tazemetostat’s treatment potential in adults and children with molecularly defined solid tumors, including INI1- and SMARCA4-negative tumors, which we collectively refer to as INI1-negative tumors. We are conducting a multi-cohort global Phase 2 trial of tazemetostat in adults with INI1-negative tumors, including epithelioid sarcoma or metastatic chordoma. In the second quarter of 2019, we submitted a New Drug Application, or NDA, to the U.S. Food & Drug Administration, or FDA, for accelerated approval of tazemetostat for patients with metastatic or locally advanced epithelioid sarcoma not eligible for curative surgery. In July 2019, the NDA was accepted by the FDA for priority review with a Prescription Drug User Fee Act (PDUFA) target action date of January 23, 2020. Priority review is granted to investigational therapies that treat a serious condition and, if approved, would provide a significant improvement in the safety or effectiveness. This submission was based primarily on the clinical activity observed in the 62-patient cohort of epitheliod sarcoma patients in our ongoing Phase 2 trial, which was presented at the American Society of Clinical Oncology in June 2019, and the safety and tolerability observed with tazemetostat in that trial and across our clinical development program. To support subsequent full approval of tazemetostat for epithelioid sarcoma, we will conduct a global, randomized, controlled Phase 1b/3 confirmatory trial in the front-line treatment setting comparing tazemetostat in combination with doxorubicin versus doxorubicin plus placebo. This trial is expected to enroll approximately 150 patients. Site initiation is underway and the safety run-in portion of the trial is expected to begin in the fourth quarter of 2019.

The Phase 2 study cohort of chordoma patients is ongoing, and we are evaluating tazemetostat in the dose-expansion portion of a Phase 1 study in pediatric patients with INI1-negative tumors.

In our hematological malignancy program, we are conducting a multi-cohort, global Phase 2 trial evaluating tazemetostat’s treatment potential in patients with relapsed or refractory non-Hodgkin lymphoma, or NHL. Two ongoing cohorts are evaluating tazemetostat as a monotherapy for patients with relapsed or refractory follicular lymphoma, or FL, both with and without EZH2 activating mutations. FL is one of the most prevalent forms of NHL. In December 2018, we completed target enrollment of FL patients in our study, with 54 patients with wild-type EZH2 and 45 patients with EZH2 activating mutations. Based on a completed pre-NDA meeting with the FDA, we have identified a path to submission for accelerated approval of tazemetostat for the treatment of patients with relapsed or refractory, or R/R, FL who have received at least two prior systemic therapies, based on the totality of data observed in patients in our ongoing Phase 2 trial. We are targeting submission of an NDA for accelerated approval for tazemetostat for FL in this population in the fourth quarter of 2019.

As part of an accelerated approval strategy for FL, we have aligned with the FDA on a single confirmatory trial to provide confirmatory evidence to support a full approval submission of tazemetostat for this indictation. This will be a global, randomized, controlled Phase 1b/3 clinical trial comparing tazemetostat in combination with the FDA-approved chemo-free regimen known as R2 (REVLIMID® plus rituximab) versus placebo plus R2 in FL patients who have been treated with at least one prior systemic therapy. This trial is expected to enroll approximately 500 patients. Site initiation is underway and the safety run-in portion of the trial is expected to begin in the fourth quarter of 2019.

Our goal is to be able to bring tazemetostat to patients with FL in all lines of treatment. We plan to leverage the confirmatory program to expand tazemetostat into the second-line treatment setting for patients with FL, both with and without EZH2 activating mutations. In collaboration with The Lymphoma Study Association, or LYSA, and based on clinical activity observed with tazemetostat in combination with R-CHOP as a front-line treatment for patients with diffuse large B-cell lymphoma, or DLBCL, we plan to investigate this combination as a front-line treatment for high-risk patients with FL. In addition, we are finalizing plans for an investigator-sponsored study to evaluate the combination of tazemetostat plus rituximab for the treatment of patients with FL in the third-line or later settings.

We have expanded the tazemetostat clinical development program, and are conducting a Phase 1b/2 clinical trial assessing tazemetostat as a combination therapy for patients with metastatic castration-resistant prostate cancer, or mCRPC. This two-part, global, multi-center, open-label, randomized trial will evaluate tazemetostat in combination with enzalutamide or abiraterone plus prednisone in chemo-naïve patients with metastatic CRPC. We are planning to conduct additional proof-of-concept clinical trials intended to explore the therapeutic potential of tazemetostat in other indications and combinations, and plan to begin evalution of tazemetostat in combination with a PARP, or poly ADP ribose polymerase, inhibitor for patients with platinum-resistant solid tumors, including small-cell lung cancer, triple-negative breast cancer and ovarian cancer, in 2020.

We own the global development and commercialization rights to tazemetostat outside of Japan, and Eisai Co. Ltd, or Eisai, holds the rights to develop and commercialize tazemetostat in Japan. We intend to build a focused field presence and marketing capabilities to commercialize tazemetostat for the epithelioid sarcoma and FL indications in the United States. Our go-to-market strategy has been finalized, and we have built out our commercial and medical affairs team to support the launch and marketing of tazemetostat for epithelioid sarcoma, which we believe we can adequately address through a modest field force of less than 25 professionals. For geographies outside the United States, we are evaluating the most efficient path to reach patients, including through potential collaborations.

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

Beyond tazemetostat, we are building an early pipeline to further support our leadership in epigenetics. This includes assessing potential development candidates in our G9a inhibitor program, after discontinuing development of EZM8266, a preclinical-stage G9a inhibitor. In addition, in November 2018, we entered a strategic collaboration with Boehringer Ingelheim International GmbH, or Boehringer Ingelheim, focused on the research, development and commercialization of novel small molecule inhibitors, discovered by us, directed toward two previously unaddressed epigenetic targets as potential therapies for people with cancer. Specifically, these targets are enzymes within the helicase and histone acetyltransferase, or HAT, families that when dysregulated have been linked to the development of cancers that currently lack therapeutic options. We also have collaborations with Glaxo Group Limited (an affiliate of GlaxoSmithKline), or GSK, focused on the development of PRMT inhibitors discovered by us, and with Celgene Corporation and Celgene RIVOT Ltd., an affiliate of Celgene Corporation, which we collectively refer to as Celgene, focused on the development of pinometostat and small molecule inhibitors directed to three HMT targets.

We commenced active operations in early 2008, and since inception, have incurred significant operating losses. As of September 30, 2019, our accumulated deficit totaled $700.6 million. As a late-stage biopharmaceutical company, we expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect our expenses to increase in connection with our ongoing activities, including our continued execution on our clinical development and commercialization plans for tazemetostat, if approved.

Collaborations

Refer to Note 10, Collaborations, of the notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of the key terms of our arrangements with Boehringer Ingelheim, Celgene, GSK, Eisai and Roche Molecular Systems Inc., or Roche Molecular.

Results of Operations

Collaboration Revenue

The following is a comparison of collaboration revenue for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
	(In millions)			(In millions)
Collaboration revenue	$5.7	$—	$5.7	$19.5	$12.0	$7.5

In the three and nine months ended September 30, 2019, we recognized $5.7 million and $19.5 million, respectively, in collaboration revenue. This collaboration revenue was earned as part of our Boehringer Ingelheim collaboration. Under the agreement we received $15.0 million in an upfront payment from Boehringer Ingelheim for our license to inhibitor technology of two undisclosed targets, which is recognized as services are performed pursuant to the arrangement, $5.5 million for a development milestone for the selection of a lead optimization candidate for the shared program targeting enzymes within helicase families and a total of $5.0 million in fixed quarterly payments for services through December 31, 2019, of which $2.5 million has been received. Through September 30, 2019, the Company has recognized $21.2 million in total collaboration revenue under its agreement with Boehringer Ingelheim.

We did not recognize any collaboration revenue in the three months ended September 30, 2018. We recognized $12.0 million of collaboration revenue in the nine months ended September 30, 2018. Collaboration revenue in the nine months ended September 30, 2018 reflects a $12.0 million milestone earned in 2018 based on our determination that the milestone was achieved under the GSK agreement. This milestone relates to the first dosing of a patient in a Phase 2 clinical trial of GSK3326595, a PRMT5 inhibitor discovered by us and licensed to GSK under the collaboration agreement. As of September 30, 2019, the $12.0 million milestone remains a receivable that is overdue and we are continuing to work with GSK on collection. We continue to assess that it is probable and that the receivable will be collected.

Research and Development

The following is a comparison of research and development expenses for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
	(In millions)			(In millions)
Research and development	$26.6	$27.0	$(0.4)	$94.4	$84.0	$10.4

During the three months ended September 30, 2019, total research and development expenses decreased by $0.4 million compared to the three months ended September 30, 2018. During the nine months ended September 30, 2019, total research and development expenses increased by $10.4 million as compared to the nine months ended September 30, 2018. The decrease in the three months ended September 30, 2019 primarily relates to decreases in clinical trial expenses and tazemetostat manufacturing costs, offset by an increase in discovery research activities related to tazemetostat in other indications. The increase in the nine months ended September 30, 2019 primarily relates to the payment of a $10 million clinical development milestone to Eisai, increases in tazemetostat manufacturing costs and the build out of our regulatory and late stage development groups, offset by decreases in clinical trial expenses.

The following table illustrates the components of our research and development expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
Product Program	2019	2018	2019	2018
	(In millions)		(In millions)
External research and development expenses:
Tazemetostat and related EZH2 programs	$11.2	$13.1	$48.1	$40.9
Pinometostat and related DOT1L programs	0.2	0.0	0.3	0.0
Discovery and preclinical stage product programs, collectively	4.7	4.0	14.0	12.2
Unallocated personnel and other expenses	10.5	9.9	32.0	30.9
Total research and development expenses	$26.6	$27.0	$94.4	$84.0

External research and development expenses for tazemetostat and related EZH2 programs decreased $1.9 million and increased $7.2 million during the three and nine months ended September 30, 2019, respectively, compared to the three and nine months ended September 30, 2018 The decrease for the three months ended September 30, 2019 relates to a decrease in tazemetostat manufacturing costs and decreased clinical trial expenses, offset by an increase in the buildout of our regulatory and late stage development groups and in discovery research activities related to tazemetostat in other indications. The increase for the nine months ended September 30, 2019 relates to greater tazemetostat manufacturing costs and the buildout of our regulatory and late stage development groups, offset by decreases in clinical trial expenses.

External research and development expenses for pinometostat and related DOT1L programs increased $0.2 million and $0.3 million for the three and nine months ended September 30, 2019, respectively, compared to the three and nine months ended September 30, 2018. There were no costs incurred related to pinometostat for the three and nine months ended September 30, 2018. The costs incurred in the three and nine months ended September 30, 2019 are primarily associated with costs attributed to the Cooperative Research and Development Agreement, or CRADA, with the National Cancer Institute, or NCI, to evaluate tazemetostat in clinical trials in a variety of hematologic malignancies and solid tumors.

External research and development expenses for discovery and preclinical stage product programs increased $0.7 million during the three months ended September 30, 2019 compared to the three months ended September 30, 2018. External research and development expenses for discovery and preclinical stage product programs increased by $1.8 million during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. These increases are primarily related to increased development activities related to our G9a preclinical program, offset by reduced spending for discovery research activities.

Unallocated personnel and other expenses are comprised of compensation expenses for our full-time research and development employees and other general research and development expenses. Unallocated personnel and other expenses increased by $0.6 million and $1.1 million during the three and nine months ended September 30, 2019, respectively, compared to the three and nine months ended September 30, 2018, as a result of allocation of expenses to projects and increases in facilities and equipment related expenses offset by an increase in unallocated personnel costs.

We expect that research and development expenses will remain consistent throughout the remainder of 2019, as we continue our clinical trial expenses for tazemetostat, explore preclinical development candidates in our G9a program, and focus on our most promising discovery stage research programs.

General and Administrative

The following is a comparison of general and administrative expenses for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
	(In millions)			(In millions)
General and administrative	$17.1	$11.5	$5.6	$44.8	$31.8	$13.0

For the three months ended September 30, 2019, our general and administrative expenses increased $5.6 million compared to the three months ended September 30, 2018. During the nine months ended September 30, 2019, our general and administrative expenses increased by $13.0 million as compared to the nine months ended September 30, 2018. The increases in expenses for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018 are due to increased pre-commercialization activities, including the build out of our medical affairs and commercial organizations, and increased personnel related expenses.

We expect that general and administrative expenses will increase during the remainder of 2019, as we continue to increase our pre-commercial activities for tazemetostat.

Other Income, Net

The following is a comparison of other income, net for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2019	2018	Change	2019	2018	Change
	(In thousands)			(In thousands)
Other income, net
Interest income, net	$1,879	$1,069	$810	$5,790	$3,121	$2,669
Other (expense) income, net	(15)	(6)	(9)	(34)	(11)	(23)
Other income, net	$1,864	$1,063	$801	$5,756	$3,110	$2,646

Other income, net consists of interest income earned on our cash equivalents and marketable securities, net of imputed interest expense paid under our capital lease obligation. The increase in other income is principally due to net interest income, which increased $0.8 million and $2.7 million during the three and nine months ended September 30, 2019, respectively, compared to the three and nine months ended September 30, 2018. The increased net interest income is primarily due to active management of the Company’s investment portfolio, an increase in investment yields, and an increased cash balance as a result of our October 2018 and March 2019 public offerings.

Income Tax Expense

We did not record a federal or state income tax provision or benefit for the three and nine months ended September 30, 2019 and 2018 due to the expected and known loss before income taxes to be incurred, or incurred, as applicable, for the years ended December 31, 2019 and 2018, as well as our continued maintenance of a full valuation allowance against our net deferred tax assets, with the exception of the deferred tax asset related to alternative minimum tax credit.

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

Through September 30, 2019, we have raised an aggregate of $1,156.3 million to fund our operations, of which $240.8 million was non-equity funding through our collaboration agreements, $839.5 million was from the sale of common stock and series A convertible preferred stock in our public offerings and $76.0 million from the sale of redeemable convertible preferred stock, prior to our initial public offering. As of September 30, 2019, we had $292.9 million in cash, cash equivalents, and marketable securities.

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

Funding Requirements

Our primary uses of capital are clinical trial costs, research, development, and manufacturing services, expenses related to preparation for commercialization, compensation and related expenses, laboratory and related supplies, our potential future milestone payment obligations to Eisai and Roche Molecular under the amended Eisai collaboration agreement and Roche Molecular companion diagnostics agreement, legal and other regulatory expenses and general overhead costs.

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

Outlook

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash, cash equivalents and marketable securities as of September 30, 2019, will be sufficient to fund our planned operating expenses and capital expenditure requirements into the first quarter of 2021, without giving effect to any potential option exercise fees or milestone payments we may receive under our collaboration agreements. We have based this estimate on assumptions that may prove to be wrong, particularly as the process of testing drug candidates in clinical trials is costly and the timing of progress in these trials is uncertain. As a result, we could use our capital resources sooner than we expect.

Cash Flows

The following is a summary of cash flows for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018	Change
	(In millions)
Net cash used in operating activities	$(111.7)	$(99.0)	$(12.7)
Net cash used in investing activities	(43.3)	(63.8)	20.5
Net cash provided by financing activities	162.8	2.5	160.3

Net Cash Used in Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2019 primarily relates to our net loss of $113.9 million, changes in working capital of $7.3 million, and net depreciation and amortization of $2.1 million, partially offset by non-cash stock-based compensation of $11.6 million.

Net cash used in operating activities for the nine months ended September 30, 2018 primarily relates to our net loss of $100.7 million, changes in working capital of $7.6 million, and net depreciation and amortization of $0.2 million, partially offset by non-cash stock-based compensation of $9.5 million.

Net Cash Used in Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2019 reflects $343.2 million of purchases of available-for-sale securities and $0.4 million of purchases of property and equipment, offset by maturities of available-for-sale securities of $300.3 million.

Net cash used in investing activities during the nine months ended September 30, 2018 reflects $197.8 million of purchases of available-for-sale securities, offset by maturities of available-for-sale securities of $134.1 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $162.8 million during the nine months ended September 30, 2019 primarily reflects cash received from the issuance of common and preferred stock of $160.4 million, stock option exercises of $1.9 million, and the purchases of shares under our employee stock purchase plan of $0.8 million, partially offset by payments of public offering costs of $0.3 million.

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

During the quarter ended March 31, 2019, we adopted ASC 842 using the modified retrospective approach, resulting in a change in our lease accounting policy, as described in Note 2, Summary of Significant Accounting Policies—Recently Adopted Accounting Pronouncements, in the accompanying Notes to Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q. During the three months ended September 30, 2019, there have been no material changes to our critical accounting policies disclosed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2018.

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

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2019, we had cash and cash equivalents and marketable securities of $292.9 million consisting of money market funds, corporate bonds, and commercial paper. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. We estimate that a hypothetical 100-basis point change in market interest rates would impact the fair value of our investment portfolio as of September 30, 2019 by $0.4 million.

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

Our management, under the supervision and with the participation of the principal executive officer (our Chief Executive Officer) and the principal financial officer (our Chief Financial Officer) has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We currently have no products approved for sale and are investing a significant portion of our efforts and financial resources to fund the development and commercialization of our lead product candidate, tazemetostat. In May 2019, we submitted our first new drug application, or NDA, to the U.S. Food and Drug Administration, or FDA, for accelerated approval of tazemetostat for the treatment of patients with metastatic or locally advanced epithelioid sarcoma not eligible for curative surgery. The FDA has accepted the epithelioid sarcoma NDA for accelerated approval for filing and granted Priority Review. However, the FDA may conclude after review of our data that our application is insufficient to obtain marketing approval of tazemetostat for epithelioid sarcoma on an accelerated basis or at all.

We are planning to submit our NDA for accelerated approval of tazemetostat for relapsed or refractory FL patients with an EZH2 activating mutant or wild-type EZH2, following two prior systemic therapies in the fourth quarter of 2019. The FDA may not accept the FL NDA for filing or may conclude after review of our data that our application is insufficient to obtain marketing approval of tazemetostat for FL on an accelerated basis or at all.

We and our collaborators are conducting clinical trials of other product candidates. However, these development programs are early stage, and all of our other product candidates are still in preclinical development. As a result, our prospects are substantially dependent on our ability, or the ability of any future collaborator, to develop, obtain marketing approval for and successfully commercialize tazemetostat in one or more disease indications.

The success of tazemetostat and any other clinical product candidates will depend on several factors, including the following:

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

We are conducting multiple clinical trials of tazemetostat. In addition, we believe Glaxo Group Limited (an affiliate of GlaxoSmithKline), or GSK, has initiated a Phase 2 expansion clinical trial for a PRMT5 inhibitor that it has licensed from us and has initiated patient dosing in a Phase 1 clinical trial of GSK3368715, a PRMT1 inhibitor. The risk of failure for each of these product candidates is high. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development, manufacture, and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans.

Product candidates are subject to preclinical safety studies, which may be conducted prior to or concurrently with clinical testing, as well as continued clinical safety assessment throughout clinical testing. The outcomes of these safety studies or assessments may delay the launch of or enrollment in clinical studies. For example, in the course of our preclinical safety studies of tazemetostat, we observed the development of lymphoma in Sprague-Dawley rats. As a result of these findings, coupled with our limited clinical experience in FL, at the time of the IND submission in December 2015, we were unable to conduct our Phase 2 trial of tazemetostat in FL patients in the United States until the beginning of 2017. In addition, in April 2018, following a safety report of a pediatric patient who developed a secondary T-cell lymphoma in our ongoing Phase 1 clinical trial of tazemetostat in pediatric patients, the FDA issued a partial clinical hold on new enrollment of patients in our ongoing clinical trials of tazemetostat. In the second quarter of 2018, the French National Agency for Medicines and Health Products Safety and Germany’s Federal Institute for Drugs and Medical Devices each placed a comparable partial clinical hold on new patient enrollment. In September 2018, the FDA lifted the partial clinical hold on new patient enrollment in the United States and in November 2018, Germany’s Federal Institute for Drugs and Medical Devices lifted the partial clinical hold in Germany, and in January 2019, the partial clinical hold was lifted in France. We have re-activated clinical trial sites in the United States, Germany, and France, resuming enrollment in our tazemetostat clinical trials in those countries. If we or our collaborators are unable to fully and adequately address matters such as the partial clinical hold when they arise, we may be unable to conduct clinical trials of our product candidates, our trials may be limited to certain patient populations or our ability to conduct other trials in the United States or in other countries may be delayed.

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

•

the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, or patients may drop out of these clinical trials at a higher rate than we anticipate;

•	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
•

we may have to limit the scope of, suspend or terminate clinical trials of our product candidates for various reasons, including a finding that the patients are being exposed to unacceptable health risks;

•

regulators or institutional review boards may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the patients are being exposed to unacceptable health risks;

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

Patient enrollment is affected by other factors including:

•	the severity of the disease under investigation;
•	the eligibility criteria for the trial in question;
•	the perceived risks and benefits of the product candidate under trial;
•	the efforts to facilitate timely enrollment in clinical trials;
•	the patient referral practices of physicians;
•	the ability to monitor patients adequately during and after treatment;
•	the proximity and availability of clinical trial sites for prospective patients;
•	the ability to identify specific patient populations for molecularly defined study cohorts.

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

If we are required to develop a companion or complementary diagnostic and if we or our collaborators are unable to successfully develop diagnostics for our therapeutic product candidates when needed, or experience significant delays in doing so, we may not achieve marketing approval or realize the full commercial potential of our therapeutic product candidates.

We may develop, or we may work with collaborators, to develop diagnostics for our therapeutic product candidates to identify patients for our clinical trials who have the specific cancers that we are seeking to treat as appropriate and when existing, available technology may not be sufficient to identify those patients. We do not have experience or capabilities in developing or commercializing diagnostics and plan to rely in large part on third parties to perform these functions. For example, we have entered into an agreement with Roche Molecular to develop and commercialize a diagnostic for use with tazemetostat for NHL patients with EZH2 activating mutations. Companion or complementary diagnostics are subject to regulation by the FDA and similar regulatory authorities outside of the United States as medical devices and require separate regulatory approval prior to commercialization. If any third parties that we engage to assist us are unable to successfully develop companion or complementary diagnostics that are needed for our therapeutic product candidates, or experience delays in doing so:

•	the development of our therapeutic product candidates may be adversely affected if we are unable to appropriately select patients for enrollment in our clinical trials;
•	our therapeutic product candidates may not receive marketing approval if their safe and effective use depends on a companion or complementary diagnostic; and
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

Since inception, we have incurred significant operating losses. Our net loss was $36.1 million for the nine months ended September 30, 2019, $123.6 million for the year ended December 31, 2018, $134.3 million for the year ended December 31, 2017, and $110.2 million for the year ended December 31, 2016. As of September 30, 2019, we had an accumulated deficit of $700.6 million. To date, we have financed our operations primarily through our collaborations, our public offerings, and private placements of our preferred stock. All of our revenue to date has been collaboration revenue. We have devoted substantially all of our financial resources and efforts to research and development, including clinical and preclinical studies. We are still in the early to middle stages of development of our product candidates, and we have not completed development of any product candidates. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will continue to increase over the next several years if and as we:

•	continue our Phase 2 clinical trial of tazemetostat for the treatment of patients with NHL, including relapsed or refractory FL cohorts in the trial;
•	continue our Phase 2 clinical trial of tazemetostat for the treatment of adult patients with certain molecularly defined solid tumors, including the epithelioid sarcoma cohort in the trial;
•	conduct our Phase 1b/3 confirmatory trials in ES and FL;
•	continue our Phase 1 clinical trial of tazemetostat for the treatment of pediatric patients with certain molecularly-defined solid tumors;
•

continue our clinical trials of tazemetostat in combination with R-CHOP in first line elderly patients with DLBCL and design and conduct front-line treatment for high-risk patients with FL and in combination with Genentech Inc.’s anti-PD-L1 cancer immunotherapy, atezolizumab, in patients with relapsed or refractory DLBCL being conducted by our collaborators;

•	design and conduct an investigator-sponsored study to evaluate the combination of tazemetostat plus rituximab for the treatment of patients with FL in the third-line or later settings;
•	design and conduct new combination trials of tazemetostat in FL and new indications;
•	pay any milestone payments provided for and achieved under the amended and restated collaboration and license agreement with Eisai Co Ltd, or Eisai;
•	assess potential development candidates in our G9a program to treat patients with hemoglobinopathies, including sickle cell disease;
•	establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any products for which we may obtain regulatory approval;
•	grow our medical affairs organization to support the commercialization efforts of any product candidate that is approved;
•	conduct research and development under our collaboration and license agreements with Celgene and Boehringer Ingelheim International GmbH, or Boehringer Ingelheim;
•	continue the research and development of our other product candidates, as well as for Celgene Corporation, or Celgene, under our amended and restated collaboration and license agreement;
•	seek to discover and develop additional product candidates or to expand our product candidates into additional lines of treatment;
•	prepare NDA submissions as we seek regulatory approvals for any product candidates that successfully complete clinical trials;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional clinical, quality control, manufacturing and scientific personnel; and
•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts.

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

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our existing cash, cash equivalents and marketable securities as of September 30, 2019, will be sufficient to fund our planned operating expenses and capital expenditure requirements into the first quarter of 2021, without giving effect to milestone payments we may receive under our collaboration agreements. We have based these expectations on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Our future capital requirements will depend on many factors, including:

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

In July 2019, the FDA accepted for review our first NDA for accelerated approval of tazemetostat for the treatment of patients with metastatic or locally advanced epithelioid sarcoma not eligible for curative surgery. In the fourth quarter of 2019, based on a recent pre-NDA meeting with the FDA, we plan to submit a NDA for accelerated approval of tazemetostat as a monotherapy for relapsed or refractory FL patients both with an EZH2 activating mutation or wild-type EZH2, who have received at least two prior systemic therapies. If the FDA only accepts or approves our application for the FL patient population with an EZH2 activating mutation, we may be required to study tazemetostat in additional wild-type FL patients or conduct additional clinical trials or preclinical studies and submit that data to regulators and resubmit an application for that patient population.

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

Specifically, there is a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies. Companies that are developing new epigenetic treatments for cancer that target histone methyltransferases, or HMTs, and protein arginine methyltransferases, or PRMTs, include GSK, Johnson & Johnson, Pfizer, Inc., Daiichi Sankyo Company Limited, and Constellation Pharmaceuticals. Further, companies which are known to have EZH2 inhibitor programs or related programs include: Constellation Pharmaceuticals, developing an EZH2 inhibitor (CPI-1205, Phase 1/2 castration-resistant prostate cancer, solid tumors; CPI-0209, Phase 1/2, solid tumors), Novartis AG, developing an EED inhibitor which indirectly blocks EZH2 (MAK683, Phase 1/2, advanced malignancies), Daiichi Sankyo, developing a EZH1/EZH2 dual inhibitor (valemetostat, DS-3201, Phase 1, relapsed or refractory non-Hodgkin lymphomas, AML, and ALL, as well as Phase 2 for small cell lung cancer), and Pfizer, developing EZH2 inhibitor PF-06821497, Phase 1, relapsed or refractory SCLC, castration-resistant prostate cancer, FL and diffuse large B-cell lymphoma. In July 2017, GSK discontinued their EZH2 inhibitor program, GSK2816126, which had been in Phase 1 development in solid tumors and hematological malignancies. In addition, many companies are developing cancer therapeutics that work by targeting epigenetic mechanisms other than HMTs, and some including Celgene, Merck & Co., Inc., Secura Bio, Spectrum Pharmaceuticals, and Otsuka, are now marketing cancer treatments that work by targeting epigenetic mechanisms other than HMTs. There are a number of companies currently evaluating investigational agents in the relapsed and refractory FL patient setting. Several clinical trials run by competitors recruit patients with soft tissue sarcoma, which is inclusive of epithelioid sarcoma.

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

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face an even greater risk if we commercially sell any products that we may develop. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for any product candidates or products that we may develop;
•	injury to our reputation and significant negative media attention;
•	withdrawal of clinical trial participants or patients;
•	significant costs to defend any related litigation;
•	substantial monetary awards to trial participants or patients;
•	loss of revenue;

•	reduced resources of our management to pursue our business strategy; and
•	the inability to commercialize any products that we may develop.

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

We do not plan to develop diagnostics internally and, as a result, we are dependent on the efforts of our third-party collaborators to successfully commercialize diagnostics when existing, available technology may not be sufficient to identify patients for treatment with our therapeutic product candidates. For example, we may rely on Roche Molecular to develop a companion or complementary diagnostic for detecting activating mutations in EZH2 in the tazemetostat NHL program. Our collaborators:

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

We currently rely on third-party clinical research organizations to conduct our ongoing clinical trials. We do not plan to independently conduct clinical trials of any future product candidates. We expect to continue to rely on third parties, such as clinical research organizations, research collaborative groups, clinical data management organizations, medical institutions and clinical investigators, to conduct our clinical trials. These agreements might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, our product development activities might be delayed.

Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with standards, commonly referred to as good clinical practices, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants or patients are protected. We also are required to register ongoing clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. We do not currently have arrangements in place for redundant supply or a second source for bulk drug substance and product. If our current contract manufacturers cannot perform as agreed, we may be required to replace such manufacturers. Although we believe that there are several potential alternative manufacturers who could manufacture our product candidates, we may incur added costs and delays in identifying and qualifying any such replacement.

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

The process of obtaining marketing approvals, both in the United States and abroad, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional preclinical, clinical or other studies, or additional manufacturing data. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

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

On August 18, 2017, Congress passed the FDA Reauthorization Act of 2017, or FDARA. FDARA, among other things, codified the FDA’s pre-existing regulatory interpretation, to require that a drug sponsor demonstrate the clinical superiority of an orphan drug that is otherwise the same as a previously approved drug for the same rare disease in order to receive orphan drug exclusivity. The new legislation reverses prior precedent holding that the Orphan Drug Act unambiguously requires that the FDA recognize the orphan exclusivity period regardless of a showing of clinical superiority. The FDA may further reevaluate the Orphan Drug Act and its regulations and policies. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted. In addition, FDARA amended section 505B “Research into pediatric uses for drugs and biological products” of the Federal Food, Drug and Cosmetic Act (21USC 355c). Previously, drugs that had been granted orphan drug designation were exempt from the requirements of the Pediatric Research Equity Act. Under the amended section 505B, beginning on August 17, 2020, the submission of a pediatric assessment, waiver or deferral will be required for certain molecularly targeted cancer indications with the submission of an NDA application or supplement to an NDA application. Under FDARA, products with orphan drug designation that fall under this category will no longer be exempt from the pediatric research requirement. FL qualifies for an automatic full pediatric waiver by the FDA because it rarely or never occurs in pediatric patients. However, our other indications in development or future product candidates may require a pediatric assessment, which could result in delays in obtaining orphan drug exclusivity and increased costs and delays in obtaining regulatory approval.

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

Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. On March 29, 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The United Kingdom had a period of a maximum of two years from the date of its formal notification to negotiate the terms of its withdrawal from, and future relationship with, the European Union. If no formal withdrawal agreement can be reached between the United Kingdom and the European Union, then it is expected that the United Kingdom’s membership of the European Union would automatically terminate on the deadline, which was initially March 29, 2019.  On October 28, 2019, that deadline was extended from October 31, 2019 to January 31, 2020 to allow the parties to continue to negotiate a withdrawal agreement. The United Kingdom could leave the European Union earlier if the Parliament approves the withdrawal but that has proven to be extremely difficult to date. Discussions between the United Kingdom and the European Union will continue to focus on withdrawal issues and transition agreements. However, limited progress to date in these negotiations and ongoing uncertainty within the government of the United Kingdom sustains the possibility of the United Kingdom leaving the European Union without a withdrawal agreement and associated transition period in place, which is likely to cause significant market and economic disruption.  On July 24, 2019, Boris Johnson was appointed Prime Minister of the United Kingdom, who has previously suggested that the country should leave the European Union without an agreement.

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

If we are required by the FDA to obtain approval of a companion or complementary diagnostic in connection with approval of a candidate therapeutic product, and there are delays in obtaining FDA approval of a diagnostic device, we will not be able to commercialize the product candidate and our ability to generate revenue will be materially impaired.

According to FDA guidance, if the FDA determines that a companion or complementary diagnostic device is essential to the safe and effective use of a novel therapeutic product or indication, the FDA generally will not approve the therapeutic product or new therapeutic product indication if the companion or complementary diagnostic is not also approved or cleared for that indication. Under the Federal Food, Drug, and Cosmetic Act, companion or complementary diagnostics are regulated as medical devices, and the FDA has generally required companion or complementary diagnostics intended to select the patients who will respond to cancer treatment to obtain Premarket Approval, or a PMA, for the diagnostic. The PMA process, including the gathering of clinical, preclinical, and manufacturing data, and the submission to and review by the FDA, involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. A PMA is not guaranteed and may take considerable time, and the FDA may ultimately respond to a PMA submission with a “not approvable” determination based on deficiencies in the application and require additional clinical trial or other data that may be expensive and time-consuming to generate and that can substantially delay approval. As a result, if we are required by the FDA to obtain approval of a companion or complementary diagnostic for a candidate therapeutic product, and we do not obtain or there are delays in obtaining FDA approval of a diagnostic device, we may not be able to commercialize the product candidate on a timely basis or at all and our ability to generate revenue will be materially impaired.

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

Recruiting and retaining qualified scientific, clinical, manufacturing, regulatory, and sales and marketing personnel will also be critical to our success. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies, universities and research institutions for similar personnel. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high quality personnel, our ability to pursue our growth strategy will be limited.

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

Our stock price has been and may in the future be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. From January 1, 2018 until October 25, 2019, the sale price of our common stock as reported on the Nasdaq Global Select Market ranged from a high of $21.40 to a low of $5.14. The market price for our common stock may be influenced by many factors, including:

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

Item 6.	Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are as follows:

Exhibit Number	Description of the Exhibit

10.1	Lease Agreement dated as of August 16, 2019 by and between Epizyme, Inc. and BMR-Hampshire LLC. (1)

10.2†

Fourth Amendment to the Companion Diagnostics Agreement dated July 26, 2019 between the Registrant and Eisai Co. Ltd. on the one side and Roche Molecular Systems, Inc. and Roche Sequencing Solutions, Inc. on the other side. (1)

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

32.1

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by Robert B. Bazemore, President and Chief Executive Officer of the Company, and Paolo Tombesi, Principal Financial Officer of the Company. (1)

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.LAB	XBRL Labels Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.
104	Cover Page Interactive Data (embedded within the Inline XBRL document).
(1)	Filed with this Form 10-Q.

†        Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 31, 2019

EPIZYME, INC.

By:	/s/ Paolo Tombesi
Paolo Tombesi
Chief Financial Officer
(Principal Financial Officer)