Form 10-K
period 2019-12-31
Epizyme, Inc.
filed 2020-02-27
CIK 1571498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-35945

EPIZYME, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-1349956
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

400 Technology Square, Cambridge, Massachusetts	02139
(Address of principal executive offices)	(Zip code)

617-229-5872

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common stock, $0.0001 par value	Trading symbol(s)	Nasdaq Global Select Market
(Title of each class)	EPZM	(Name of exchange on which registered)

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

The aggregate market value of the registrant’s common stock, par value $0.0001 per share, held by non-affiliates of the registrant on June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $992.1 million based on the closing price of the registrant’s common stock on the Nasdaq Global Select Market on that date.

The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of February 19, 2020 was 100,771,384.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement that the registrant intends to file with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

Epizyme, Inc.

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2019

Epizyme® is a registered trademark of Epizyme, Inc. and Epizyme, Inc. has submitted trademark applications for TAZVERIK™ in the United States and other countries. All other trademarks, service marks or other trade names appearing in this Annual Report on Form 10-K are the property of their respective owners.

Forward-looking Information

This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. These statements may be identified by such forward-looking terminology as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and similar statements or variations of such terms. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

•	our plans to develop and commercialize novel epigenetic therapies for patients with cancer and other serious diseases, including our ability to successfully commercialize TAZVERIK (tazemetostat);
•	our ongoing and planned clinical trials, including the timing of initiation and enrollment in the trials, the timing of availability of data from the trials and the anticipated results of the trials;
•	our ability to achieve anticipated milestones under our collaborations;
•

the timing of and our ability to apply for, obtain and maintain regulatory approvals for our product candidates, including the new drug application that we submitted in December 2019 to the U.S. Food and Drug Administration for the accelerated approval of TAZVERIK (tazemetostat) for patients with relapsed or refractory follicular lymphoma who have received at least two prior lines of systemic therapy;

•	the rate and degree of market acceptance and clinical utility of TAZVERIK;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	our intellectual property position; and
•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing.

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

Overview

We are a biopharmaceutical company that is committed to rewriting treatment for people with cancer and other serious diseases through the discovery, development, and commercialization of novel epigenetic medicines. By focusing on the genetic drivers of disease, our science seeks to match targeted medicines with the patients who need them.

In January 2020, the U.S. Food and Drug Administration, or FDA, granted accelerated approval of TAZVERIK™ (tazemetostat) for the treatment of adult and pediatric patients aged 16 years and older with metastatic or locally advanced epithelioid sarcoma not eligible for complete resection. This approval was based on overall response rate and duration of response shown in the epithelioid sarcoma cohort of our Phase 2 trial in patients with INI1-negative tumors. The commercial launch is underway, and we have made TAZVERIK available to eligible patients and their physicians in the United States.

As part of the accelerated approval for epithelioid sarcoma, continued approval for this indication is contingent upon verification and description of clinical benefit in a confirmatory trial. To provide this confirmatory evidence to support a full approval of tazemetostat for this indication, we are conducting a global, randomized, controlled Phase 1b/3 confirmatory trial assessing TAZVERIK in combination with doxorubicin compared with doxorubicin plus placebo as a front-line treatment for epithelioid sarcoma. The safety run-in portion of the trial is underway, and we expect to advance the trial into the Phase 3 portion in 2020.

In December 2019, we submitted a New Drug Application, or NDA, to the FDA for accelerated approval of TAZVERIK for patients with relapsed or refractory follicular lymphoma, or FL, who have received at least two prior lines of systemic therapy. In February 2020, the NDA was accepted for filing by the FDA. The FDA granted priority review and has designated the application as a supplemental NDA, or sNDA, with a Prescription Drug User Fee Act, or PDUFA, target action date of June 18, 2020. Priority review is granted to investigational therapies that, if approved, may offer significant improvements in the treatment, prevention or diagnosis of a serious condition. The sNDA submission is based primarily on efficacy and safety data from the cohorts evaluating TAZVERIK as a monotherapy for patients with relapsed or refractory FL, both with and without EZH2 activating mutations, who have received two or more prior systemic therapies in our multi-cohort Phase 2 trial in patients with relapsed or refractory non-Hodgkin’s lymphoma, or NHL.

As part of our accelerated approval strategy for FL, we have initiated a single trial to provide confirmatory evidence to support a full approval submission of TAZVERIK for this indication. The trial is a global, randomized, controlled Phase 1b/3 clinical trial comparing TAZVERIK in combination with the FDA-approved chemotherapeutic-free regimen known as R2 (REVLIMID plus rituximab) compared with R2 plus placebo in FL patients who have been treated with at least one prior systemic therapy. The safety run-in portion of the trial is underway, and we expect to advance it into the Phase 3 portion in 2020.

Through our planned development efforts, our intention is to make TAZVERIK available in all lines of treatment for patients with FL. We plan to leverage the confirmatory trial to expand TAZVERIK into the second-line treatment setting. In collaboration with The Lymphoma Study Association, or LYSA, and based on clinical activity observed with TAZVERIK in combination with R-CHOP as a front-line treatment for patients with high risk diffuse large B-cell lymphoma, or DLBCL, we plan to investigate this combination as a front-line treatment for high-risk patients with FL. In addition, we are finalizing plans for investigator-sponsored studies to evaluate TAZVERIK in combination with rituximab, venetoclax or BTK inhibitors for the treatment of patients with FL in the third-line or later treatment settings.

Tazemetostat is an oral, first in class, selective small molecule inhibitor of the EZH2 histone methyltransferase, or HMT, that we are developing for the treatment of a broad range of cancer types in multiple treatment settings. Tazemetostat has shown meaningful clinical activity as an investigational monotherapy in multiple cancer indications and has been generally well-tolerated across clinical trials to date. We believe tazemetostat is a “pipeline in a product” opportunity and plan to explore its utility as a monotherapy and in combinations through both company and investigator-sponsored studies in additional indications, including:

•	Lymphomas and B-cell malignancies, such as DLBCL, mantle cell lymphoma, or MCL, chronic lymphocytic leukemia, or CLL, chronic myeloid leukaemia, or CML, and others;
•	Mutationally defined solid tumors, such as chordoma, melanoma, mesothelioma, and tumors harboring an EZH2 or SWI/SNF alteration;
•	Chemotherapy or treatment-resistant tumors, such as triple-negative breast cancer, small cell lung cancer, ovarian cancer, and metastatic castration-resistant prostate cancer; and,
•	Immuno-oncology-sensitive tumors, such as colorectal cancer, bladder cancer, soft tissue sarcomas and non-small cell lung cancer.

We own the global development and commercialization rights to tazemetostat outside of Japan. Eisai Co. Ltd, or Eisai, holds the rights to develop and commercialize tazemetostat in Japan.

TAZVERIK is available to eligible patients in the United States via a specialty distribution network. To commercialize TAZVERIK for the epithelioid sarcoma indication in the United States, we have built a focused field presence and marketing capabilities. This includes an efficiently sized field-based organization of 19 individuals. We have initiated our FL launch readiness activities and are expanding our infrastructure to support the launch and marketing of tazemetostat for FL in the United States, if approved. Our sales leadership team is in place, and we have completed our hiring of our sales representatives. For geographies outside the United States, we are evaluating the most efficient path to reach patients, including through potential collaborations.

Tazemetostat is covered by claims of U.S. and European composition of matter patents, which are expected to expire in 2032, exclusive of any patent term or other extensions. Tazemetostat has been granted Fast Track designation by the FDA in patients with relapsed or refractory FL, relapsed or refractory DLBCL with EZH2 activating mutations and metastatic or locally advanced epithelioid sarcoma who have progressed on or following an anthracycline-based treatment regimen. The FDA has also granted orphan drug designation to tazemetostat for the treatment of patients with FL, malignant rhabdoid tumors, or MRT, soft tissue sarcoma, or STS, and mesothelioma. The orphan drug designation for the treatment of MRT applies to INI1-negative MRT as well as SMARCA4-negative malignant rhabdoid tumor of ovary, or MRTO.

Beyond tazemetostat, we are progressing preclinical efforts to pursue additional development candidates for our pipeline and to further support our leadership position in epigenetics.

In November 2018, we entered a strategic collaboration with Boehringer Ingelheim International GmbH, or Boehringer Ingelheim, focused on the research, development and commercialization of novel small molecule inhibitors, discovered by us, directed toward two previously unaddressed epigenetic targets as potential therapies for people with cancer. Specifically, these targets are enzymes within the helicase and histone acetyltransferase, or HAT, families that when dysregulated have been linked to the development of cancers that currently lack therapeutic options. We also have collaborations with Glaxo Group Limited (an affiliate of GlaxoSmithKline), or GSK, focused on the development of PRMT inhibitors discovered by us, and with Celgene Corporation, which was recently acquired by Bristol-Myers Squibb, and Celgene RIVOT Ltd., an affiliate of Celgene Corporation, which we collectively refer to as Celgene, focused on the development of pinometostat and small molecule inhibitors directed to three HMT targets.

Our Corporate Strategy

Our goal is to become a biopharmaceutical company developing and commercializing novel epigenetic therapies for people with cancer and other serious diseases. With the launch of TAZVERIK in the United States, we have transitioned to a fully integrated biopharmaceutical company commercializing our first product.

The key elements of our corporate strategy are to:

•

successfully commercialize TAZVERIK in the United States for the treatment of epithelioid sarcoma and to gain FDA approval and to successfully commercialize TAZVERIK for FL patients in the United States;

•	advance life-cycle development for tazemetostat to support its potential utility in additional indications and combinations;
•	utilize our drug discovery platform to progress preclinical efforts and pursue additional development candidates to expand our pipeline of inhibitors against chromatin modifying proteins, or CMPs; and
•	leverage strategic collaborations that can contribute to our ability to rapidly advance and commercialize our product candidates.

TAZVERIK™ (tazemetostat) for Epithelioid Sarcoma

In January 2020, the FDA granted accelerated approval of TAZVERIK (tazemetostat) for the treatment of adults and pediatric patients aged 16 years and older with metastatic or locally advanced epithelioid sarcoma not eligible for complete resection. This approval was based on overall response rate and duration of response shown in an open-label, single-arm cohort of a multi-cohort, global Phase 2 trial of tazemetostat in adults with INI1-negative tumors. The cohort was conducted in 62 patients with histologically confirmed, metastatic or locally advanced epithelioid sarcoma. Patients were required to have INI1 loss, detected using local tests, and an Eastern Cooperative Oncology Group performance status, or ECOG PS, of 0-2. Patients in the cohort received TAZVERIK 800 mg orally twice daily until disease progression or unacceptable toxicity. Tumor response assessments were performed every eight weeks. The major efficacy outcome measures were confirmed overall response rate, or ORR, according to Response Evaluation Criteria in Solid Tumors, or RECIST, v1.1, as assessed by blinded independent central review and duration of response. Median duration of follow-up was 14 months (range 0.4 to 31).

Among the 62 patients who received TAZVERIK, the median age was 34 years (range 16 to 79); 63% were male, 76% were White, 11% were Asian, 44% had proximal disease, 92% had an Eastern Cooperative Oncology Group performance status (ECOG PS) of 0 or 1, and 8% had an ECOG PS of 2. Prior surgery occurred in 77% of patients; 61% received prior systemic chemotherapy.

In the total 62 patients treated, the overall response rate (95% confidence interval) was 15% (7%, 26%), with 1.6% of patients achieving a complete response and 13% achieving a partial response. Among responders in the trial, 67% had a duration of response of six months or longer as of the data cutoff date of September 17, 2018.

Serious adverse reactions occurred in 37% of patients receiving TAZVERIK. The serious adverse reactions in ≥3% of patients who received TAZVERIK were hemorrhage, pleural effusion, skin infection, dyspnea, pain, and respiratory distress.

One patient (2%) permanently discontinued TAZVERIK due to an adverse reaction of altered mood.

Dosage interruptions due to an adverse reaction occurred in 34% of patients who received TAZVERIK. The most frequent adverse reactions requiring dosage interruptions in ≥3% of patients were hemorrhage, increased alanine aminotransferase (ALT), and increased aspartate aminotransferase (AST). Dose reduction due to an adverse reaction occurred in one (2%) patient who received TAZVERIK due to decreased appetite.

The most common adverse reactions (≥20%, any grade) were pain, fatigue, nausea, decreased appetite, vomiting, and constipation.

The label for TAZVERIK includes warning and precautions for the increase in risk of developing secondary malignancies following treatment with TAZVERIK and the risk of embryo fetal toxicity when administered to pregnant women.

TAZVERIK for Epithelioid Sarcoma Post-Marketing Requirements

As part of the accelerated approval for epithelioid sarcoma, continued approval for this indication is contingent upon verification and description of clinical benefit in a confirmatory trial. To provide this confirmatory evidence to support a full approval of tazemetostat for this indication, we are conducting a global 1:1 randomized, controlled Phase 1b/3 clinical trial in the front-line treatment setting comparing TAZVERIK in combination with doxorubicin, a commonly used systemic treatment in this setting, versus placebo plus doxorubicin in approximately 150 ES patients. The primary efficacy endpoint is progression-free survival, and secondary efficacy endpoints include overall survival, disease control rate, overall response rate, duration of response and health-related quality of life. The safety run-in portion of the trial is underway, and we expect to advance into the Phase 3 portion in 2020.

We have several additional post-marketing activities underway, intended to address aspects of the label in the future. These include clinical pharmacology evaluations to assess the effect of TAZVERIK on liver function and the effect of CYP3A inhibitors and inducers on TAZVERIK. We have also expanded enrollment in a cohort of our Phase 2 study in adults with INI1-negative tumors, to enroll a total of at least 60 epithelioid sarcoma patients. The cohort is a paired biopsy cohort designed to assess potential immune biomarkers, and the expansion is intended to provide more patient experience in our label.

Disease Background: Epithelioid sarcoma is an ultra-rare and aggressive type of soft tissue sarcoma, comprising less than 1 percent of all soft tissue sarcoma cases, and is characterized by a loss of the INI1 protein. It is most commonly diagnosed in young adults (20-40 years old) and is often fatal. There is no established standard-of-care for treating these patients, who are typically resistant to chemotherapy. Patients diagnosed with metastatic disease have a 5-year overall survival rate of 0 percent and there are no currently approved treatment options specifically indicated for epithelioid sarcoma. Typically, once patients have been deemed appropriate for systemic therapy, most are treated with chemotherapy. There are an estimated 800 patients in the United States living with epithelioid sarcoma with approximately 300 patients with metastatic or locally advanced disease that are eligible for systemic therapy.

TAZVERIK for Follicular Lymphoma

In December 2019, we submitted an NDA, for accelerated approval of TAZVERIK for patients with relapsed or refractory FL, who have received at least two prior lines of systemic therapy. In February 2020, the NDA was accepted for filing by the FDA. The FDA granted priority review and has designated the application as an sNDA with a PDUFA target action date of June 18, 2020. Priority review is granted to investigational therapies that, if approved, may offer significant improvements in the treatment, prevention or diagnosis of a serious condition.

The sNDA submission is based primarily on efficacy and safety data from two FL cohorts of our Phase 2 trial in NHL evaluating tazemetostat as a monotherapy for patients with relapsed or refractory FL, who have received two or more prior systemic therapies. One cohort enrolled 45 patients with EZH2 activating mutations and a second enrolled 54 patients with wild-type EZH2. All patients were treated with 800 mg of tazemetostat, administered orally twice a day. The primary endpoint of the trial in these cohorts is ORR, as assessed by the investigator, and defined as a complete response or partial response according to 2007 Cheson criteria. Secondary endpoints include duration of response, progression free survival, overall survival and safety. Data were also assessed by an independent review committee, or IRC, for inclusion in the NDA submission.

At the 2019 American Society of Hematology, or ASH, Annual Meeting in December 2019, we reported mature data from the FL cohorts. The data showed that treatment with tazemetostat demonstrated meaningful clinical activity and was generally well tolerated in both FL patient populations. As assessed by the IRC, as of an August 9, 2019 data cutoff date, tazemetostat treatment resulted in:

•	Objective response rate, or ORR, of 69% for patients with an EZH2 mutation and 35% for patients with wild-type EZH2;
•	Median duration of response of 10.9 months for patients with an EZH2 mutation and 13 months for patients with wild-type EZH2;

•	Median progression-free survival of 13.8 months for patients with an EZH2 mutation and 11.1 months for patients with wild-type EZH2; and
•	Overall survival has not yet been reached for either FL patient population.

Tazemetostat was generally well-tolerated in patients treated in the Phase 2 study cohorts. The most frequently reported treatment-related treatment-emergent adverse events, or TEAEs, of Grade 3 or higher included thrombocytopenia (3%), anemia (2%), asthenia (1%) and fatigue (1%). TEAEs led to 8% of patients discontinuing tazemetostat treatment and 9% of patients requiring a dose reduction. There were no treatment-related deaths while on study.

Confirmatory trial: We are conducting a Phase 1b/3 clinical trial to support full approval of TAZVERIK for the FL indication. The trial is a double-blind, global, randomized trial comparing TAZVERIK plus R2 (Revlimid in combination with a rituximab product) with placebo plus R2 in approximately 500 FL patients who have received one or more prior systemic therapies. The trial includes a maintenance therapy stage, and has an adaptive design with pre-specific interim assessments to enable adjustments to the trial based on TAZVERIK activity. The primary efficacy endpoint of the trial is progression-free survival, and secondary efficacy endpoints include overall survival, disease control rate, objective response rate, duration of response and health-related quality of life. The safety run-in portion of the trial is underway, and we expect to advance the trial into the Phase 3 portion in 2020.

FL Development Expansion: Through our planned development efforts, our intention is to make TAZVERIK available in all lines of treatment for patients with FL. We plan to leverage the confirmatory trial to expand TAZVERIK into the second-line treatment setting. In collaboration with The Lymphoma Study Association, or LYSA, a premier cooperative group in France dedicated to clinical and translational research for lymphoma, and based on clinical activity observed with TAZVERIK in an ongoing combination study with R-CHOP as a front-line treatment for patients with high risk diffuse large B-cell lymphoma, or DLBCL, we plan to expand this trial to also assess the combination as a front-line treatment for high-risk patients with FL. In addition, we are finalizing plans for investigator-sponsored studies to evaluate TAZVERIK in combination with rituximab, venetoclax or BTK inhibitors for the treatment of patients with FL in the third-line or later treatment settings.

Background on FL: Follicular lymphoma is the most common indolent lymphoma and the second most common non-Hodgkin lymphoma – accounting for about 10-20% of all lymphomas in Western countries. FL is considered to be incurable with existing treatments and is characterized by cycles of relapse that become increasingly difficult to treat with each disease progression. We estimate that approximately 14,000 patients are diagnosed with follicular lymphoma in the United States annually, of whom the majority have advanced disease at diagnosis. We estimate that there are approximately 10,000 to 12,000 patients with relapsed and/or refractory disease in the United States. Based on literature and an extensive natural history study that we conducted, we believe that approximately 20% of FL tumors carry an EZH2 activating mutation. Common treatments for FL include multi-agent chemotherapy, usually combined with rituximab (RITUXAN®), including R-CHOP and R-Bendamustine. Upon clinical progression, salvage treatment regimens are typically other combinations of rituximab, and other chemotherapy regimens, utilization of off-label agents, clinical trials or one of the three approved PI3k inhibitors: duvelisib, idealisib or copanlisib.

Tazemetostat Life-Cycle Development

Tazemetostat has shown meaningful clinical activity as an investigational monotherapy in multiple cancer indications and has been generally well-tolerated across clinical trials to date. We believe tazemetostat is a “pipeline in a product” opportunity and plan to explore its utility in additional indications and combinations through company and investigator sponsored studies. There are four areas where we see the greatest potential for tazemetostat, all of which are based on strong scientific hypothesis and for diseases that need a new effective and safe treatment option.

Lymphomas and B-Cell Malignancies

The first of these tumor types is hematological malignancies, particularly in lymphomas and B-cell malignancies, including DLBCL, chronic lymphocytic leukemia, or CLL, and chronic myeloid leukemia, or CML, because of the role EZH2 plays in B-cell biology. When oncogenic mutations occur, they can “lock” B-cells in the germinal center state, leading to a variety of hematologic cancers. Regardless of the oncogenic mutation, these cancer cells are governed by EZH2 expression, which enables their growth and proliferation. By inhibiting EZH2, we believe we can inhibit tumor proliferation, leading to anti-tumor activity, as seen in FL patients with wild-type EZH2.

DLBCL Combination with R-CHOP. We are studying tazemetostat in combination with R-CHOP, in collaboration with LYSA. This multi-center Phase 1b/2 trial in front-line, elderly high-risk patients with DLBCL is enrolling up to 133 patients. Primary endpoints in the trial include complete response rate, safety and tolerability of the combination. Secondary endpoints include ORR and progression-free survival, or PFS. The trial was initiated in the fourth quarter of 2016. At ASH 2018, LYSA reported interim data from 17 patients in the trial as of March 2018 showing that the combination of the two agents had been generally well-tolerated and confirming the recommended tazemetostat dose for the combination to be 800 mg twice-daily. Clinical activity was observed, with 87 percent of patients experiencing a metabolic complete response.

Mutationally Defined Solid Tumors

We are exploring multiple different mutationally defined solid tumors, such as chordoma, melanoma and tumors with a SWI/SNF alteration or other mutations. In these tumors, a loss of certain proteins or the presence of a certain mutation can result in abnormal EZH2 activity or exaggerated dependence on EZH2, which leads to cancer cell growth. By inhibiting EZH2 with tazemetostat, we believe we can inhibit that abnormal function, thereby in directly restoring cells to their natural state, which could result in a therapeutic benefit.

Adults with INI1-Negative Tumors: We are assessing tazemetostat for the treatment of adults with chordoma in a cohort of our ongoing global Phase 2 trial in adults with INI1-negative tumors. Patients in the cohort are dosed at 800 mg twice daily with tablets taken orally. The primary endpoint for the trial is overall response rate. The cohort is open for enrollment.

Pediatrics with INI1-Negative Tumors: We are conducting a global Phase 1 clinical trial of tazemetostat in approximately 110 children with INI1-negative solid tumors. In the trial, we used an oral suspension formula of tazemetostat. The primary endpoint of the trial is safety, with the objective of establishing the recommended Phase 2 dose in pediatric patients. Secondary endpoints include pharmacokinetics, objective response rate, duration of response, PFS and overall survival. We have completed the dose-escalation portion of the trial and have advanced to the dose-expansion stage of this trial.

Chemotherapeutic/Treatment-Resistant Tumors

We are assessing the use of tazemetostat for solid tumors that are resistant to chemotherapy or other treatments, such as triple negative breast, small cell lung and ovarian cancers, castration-resistant prostate cancer, and mesothelioma. When chemotherapy is given, DNA becomes damaged, resulting in abnormal or overactive EZH2 activity. This prevents transcription of certain genetic markers, which leads to cancer cell growth. By adding an EZH2 inhibitor, like tazemetostat, we believe we can turn that disease-targeting genetic marker back on, resulting in a re-sensitization of the tumor to chemotherapy or other treatments. In addition, EZH2 plays a role in the resistance to poly adenosine diphosphate ribose polymerase, or PARP, inhibitors. When PARP inhibitors are given, DNA is damaged, which leads to increased EZH2 activity and limits the responsiveness to the PARP inhibitor. By blocking EZH2 with tazemetostat, we believe we can also re-sensitize tumors to PARP inhibition treatment.

Castration-Resistant Prostate Cancer: Prostate cancer is the most frequently diagnosed and second most frequent cause of cancer deaths among men in the United States. We believe, based on published literature, that EZH2 protein expression has been correlated with progression of castration-resistant prostate cancer, or CRPC; moderate to high EZH2 expression has been associated with worse survival; and, treatment with an EZH2 inhibitor after resistance to the standards-of-care may result in recovery of sensitivity to these agents. We have begun a global, multi-center, randomized Phase 1b/2 trial evaluating tazemetostat in combination with enzalutamide or abiraterone, the standard of care treatments for this disease, plus prednisone in chemo-naïve patients with metastatic castration resistant prostate cancer. We are actively enrolling patients into the Phase 1b portion, and expect the Phase 2 portion to begin later this year.

Platinum-Resistant Solid Tumors: We are planning to investigate the therapeutic potential of tazemetostat as a combination therapy with a PARP inhibitor for the treatment of platinum-resistant tumors, such as small-cell lung cancer, triple-negative breast cancer and ovarian cancer. In platinum-resistant cancers, PARP inhibitors have shown modest monotherapy activity, and we believe tazemetostat may have the potential to enhance the clinical response to PARP inhibitors. We are currently completing preclinical development to determine the design of a clinical study, which includes selecting the PARP inhibitor to administer in combination with tazemetostat. We plan to begin this trial in 2020.

Immuno-oncology-sensitive Tumors

We believe tazemetostat may enhance the antitumor immune response by interfering with multiple EZH2 functions in the cell. EZH2 inhibition results in tumor-intrinsic and tumor-extrinsic effects that reshape the tumor microenvironment to favor antitumor immunity, including increasing antigen presentation, increasing effector T cell trafficking, modulating the adaptive anti-tumor response, impairing regulatory T cells, inducing the expression of tumor antigens and endogenous retroviruses, and increasing NK cell maturation and killing. By inhibiting EZH2, we believe we can influence biologic activity in the tumor microenvironment, which could enable tumors to be more sensitive or re-sensitized to immune-oncology therapies.

CRADA with NCI

In October 2016, we announced a Cooperative Research and Development Agreement, or CRADA, with the National Cancer Institute, or NCI, to evaluate tazemetostat in clinical trials in a variety of hematologic malignancies and solid tumors. Under this CRADA, we are evaluating tazemetostat in a Phase 2 clinical trial in adult patients with ovarian cancer and in a Phase 2 trial in pediatric patients with solid tumors and lymphoma. As part of the CRADA, we may undertake additional clinical trials. NCI will predominantly fund the studies and manage trial operations.

The NCI’s Pediatric MATCH trial includes a Phase 2 evaluation of tazemetostat as one of its treatment cohorts. Conducted under our CRADA executed with NCI in 2016, this multi-institutional trial is evaluating tazemetostat as a monotherapy for pediatric patients with advanced solid tumors, including CNS tumors, NHL or histiocytic disorders that harbor EZH2 activating mutations, or loss of function mutations in the SWI/SNF complex subunits SMARCB1 or SMARCA4. The Pediatric MATCH trial, conducted by the Children’s Oncology Group, aims to match targeted agents, such as tazemetostat, with specific molecular changes identified through genomic sequencing of refractory or recurrent tumors from children and adolescents with cancer is now enrolling patients.

Research Pipeline

We have a pipeline of drug discovery programs that target other prioritized chromatin modifying proteins, or CMPs. These programs are directed against both hematological malignancies and solid tumors and include biomarker approaches to patient stratification.

We are evaluating potential development candidates in our G9a program.

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

Pinometostat for DOT1L Cancers

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

Our Epigenetic Approach

Epigenetics refers to a broad regulatory system that controls gene expression without altering the sequence of the genes themselves. Genes are composed of DNA, and in nature, this DNA is wrapped around a core of proteins known as histones. Together, the DNA and histone proteins form a complex known as chromatin that is the basic structural component of chromosomes.

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

Our Collaborations

We have entered into several key strategic collaborations. These therapeutic collaborations have provided us with $242.1 million in non-equity funding through December 31, 2019. Our Celgene, GSK, and Boehringer Ingelheim collaborations provide us with the potential for significant research, development, regulatory and sales-based milestone payments as well as royalties or profit sharing on net product sales. Our Boehringer Ingelheim collaboration provides for research funding and our Celgene and Boehringer Ingelheim collaborations also provide for potential development co-funding. In addition, we have entered into a collaboration to develop a companion or complementary diagnostic with Roche Molecular Systems, Inc., or Roche Molecular. Key terms of these collaborations are summarized below.

GSK

Overview. In January 2011, we entered into a collaboration and license agreement with GSK to discover, develop and commercialize novel small molecule HMT inhibitors directed to available targets from our product platform. Under the terms of the agreement, we granted GSK exclusive worldwide license rights to HMT inhibitors directed to three targets. Additionally, as part of the research collaboration, we agreed to provide research and development services related to the licensed targets pursuant to agreed-upon research plans during a research term that ended January 8, 2015. In March 2014, we and GSK amended certain terms of this agreement for the third licensed target, revising the license terms with respect to candidate compounds and amending the corresponding financial terms, including reallocating milestone payments and increasing royalty rates as to the third target. Subsequent to a GSK strategic portfolio prioritization, we received notice in October 2017 that GSK terminated the agreement with respect to the third target, effective December 31, 2017, which returned all rights to that target to us. The two other targets, PRMT5 and PRMT1, continue to be subject to the agreement and were not impacted by the termination with respect to the third target. We substantially completed all research obligations under this agreement by the end of the first quarter of 2015 and completed the transfer of the remaining data and material for these programs to GSK in the second quarter of 2015. GSK is responsible for all future development and commercialization.

Under the agreement, we have received and recognized collaboration revenue totaling $89.0 million, consisting of upfront payments, fixed research funding, research and development services and preclinical and research milestone payments. As of December 31, 2019, for the two remaining targets, we are eligible to earn up to $50.0 million in clinical development milestone payments, up to $197.0 million in regulatory milestone payments and up to $128.0 million in sales-based milestone payments. As a result of the termination of the agreement as it relates to the third target, we will receive no additional payments related to that target. In addition, GSK is required to pay us royalties, at percentages from the mid-single digits to the low double-digits, on a licensed product-by-licensed product basis, on worldwide net product sales, subject to reduction in specified circumstances. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, the Company may not receive any additional milestone payments or royalty payments from GSK.

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

Boehringer Ingelheim

Overview. In November 2018, we entered into a collaboration and license agreement with Boehringer Ingelheim to discover, research, develop and commercialize small molecule compounds that are inhibitors of an undisclosed histone acetyl transferase, or HAT, target and an undisclosed helicase target, along with associated predictive biomarkers.

During a defined research period, we will perform research activities aimed at achieving certain criteria with respect to a HAT inhibiting compound and a helicase inhibiting compound. The research period expired on December 31, 2019, as Boehringer Ingelheim did not elect to extend the research period through December 31, 2020.

Following satisfaction of certain criteria with respect to a HAT inhibiting compound, Boehringer Ingelheim shall be solely responsible for the development and commercialization of such compound and products containing such compound throughout the world. Boehringer Ingelheim shall bear the costs of such development and commercialization.

Following satisfaction of certain criteria with respect to the helicase inhibiting compound, Boehringer Ingelheim shall be responsible for the development and commercialization of such compound and products containing such compound in all countries throughout the world other than the United States, whereas we and Boehringer Ingelheim will work together through a joint steering committee to develop and commercialize the helicase inhibiting compound in the United States. With respect to commercializing the helicase inhibiting compound in the United States, we and Boehringer Ingelheim will equally share (50:50) such commercialization costs and activities.

Upon execution of the collaboration agreement, Boehringer Ingelheim agreed to pay us a $15.0 million upfront payment. Boehringer Ingelheim also agreed to pay us research funding of $5.0 million; up to $280.5 million in development, regulatory, and sales milestone payments; and tiered royalties in the mid-single digits to low-double digits on sales of the HAT inhibiting compound throughout the world and on sales of the helicase inhibiting compound in all countries other than the United States. We will equally share profits and losses with Boehringer Ingelheim with respect to the helicase inhibiting compound in the United States.

Governance. We will work together with Boehringer Ingelheim through a joint steering committee to provide oversight over the development and commercialization of the helicase inhibiting compound in the United States.

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

In the event that we elect to opt-out of the development and commercialization of the helicase product or subject to a limited exception, detailed below, Boehringer Ingelheim elects to assume our development and commercialization rights with respect to the helicase product in the United States following a change in control of our company, Boehringer Ingelheim will pay us tiered royalties in the mid-single digits to mid-teens, depending on the stage of development of the helicase product at the time of such election, on sales of the joint product in the United States.

Following a change in control of our company, so long as the helicase product has not reached a certain stage of development, Boehringer Ingelheim may, upon written notice to us, elect to assume our development and commercialization rights, responsibilities and obligations with respect to the helicase product in the United States and we will be deemed to have given Boehringer Ingelheim an opt-out notice. However, if Boehringer Ingelheim elects to assume our development and commercialization rights with respect to the joint product in the United States following a change in control of Epizyme that occurs after a certain stage of development with respect to the helicase product, then the sharing of costs and profits may continue.

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

Upon the execution of the amended and restated collaboration agreement in March 2015, we agreed to pay Eisai a $40.0 million upfront payment. We also agreed to pay Eisai up to $20.0 million in clinical development milestone payments, including a $10.0 million milestone payment upon the earlier of initiation of a first phase 3 clinical trial of any EZH2 product or the first submission of an NDA or Market Authorization Application, or MAA, and a $10.0 million milestone upon the earlier of initiation of a first phase 3 clinical trial of any EZH2 product or the first submission of an NDA or MAA for a second indication, and up to $50.0 million in regulatory milestone payments, including a $25.0 million milestone payment upon regulatory approval of the first NDA or MAA, and a $25.0 million milestone payment upon regulatory approval of the NDA or MAA for the second indication. We are obligated to pay royalties at a percentage in the mid-teens on worldwide net sales of any EZH2 product, excluding net sales in Japan. In 2019, Eisai sold its rights to these royalties to RPI Finance Trust, which has agreed to certain reductions in these royalties in the event certain net sales thresholds are achieved. We are eligible to receive from Eisai royalties at a percentage in the mid-teens on net sales of any EZH2 product in Japan. In November 2019, we sold our rights to these royalties to RPI Finance Trust. In 2019 we triggered the payment of the two $10.0 million milestone payments upon the submission of the NDAs for accelerated approval of tazemetostat for epithelioid sarcoma and follicular lymphoma and, in January 2020, we triggered the payment of the $25.0 million milestone payment upon regulatory approval of tazemetostat for epithelioid sarcoma.

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

Celgene (a subsidiary of Bristol-Myers Squibb)

In July 2015, we entered into an amendment and restatement of our collaboration and license agreement dated April 2012 with Celgene. Under the amended and restated collaboration and license agreement:

•	Celgene has an exclusive license, for all countries other than the United States, to small molecule HMT inhibitors targeting the DOT1L HMT, including pinometostat,
•	Celgene has an option, on a target by target basis, to exclusively license small molecule HMT inhibitors targeting three predefined targets, which we refer to as the Option Targets,
•

The exclusive licenses to HMT inhibitors targeting two of the Option Targets that Celgene may acquire, are worldwide, with the exclusive license to HMT inhibitors targeting the third Option Target being granted for all countries other than the United States,

•

Celgene’s option is exercisable at the time of our investigational new drug application, or IND, filing for an HMT inhibitor targeting the applicable Option Target, upon the payment by Celgene at such time of a pre-specified development milestone-based license payment,

•

Celgene’s license may be maintained beyond the end of Phase 1 clinical development for each of the Option Targets, upon payment by Celgene at such time of a pre-specified development milestone-based license payment, and

•

Our research and development obligations with respect to each Option Target under the amended agreement continue for at least an additional three years, subject to Celgene exercising its option with respect to such Option Target at IND filing. Subject to our opt-out rights, our research and development obligations include the completion of a Phase 1 clinical trial as to each Option Target following Celgene’s exercise of its option at IND filing.

Through December 31, 2019, we have recognized $99.2 million in total collaboration revenue. To date, we have received $75.0 million in upfront payments (including $10.0 million as part of the amended and restated agreement) and $25.0 million from the sale of our series C preferred stock to an affiliate of Celgene, of which $3.0 million was considered a premium and included as collaboration arrangement consideration for total upfront payments of $78.0 million. In addition, we have received a $25.0 million clinical development milestone payment in 2014 and $7.0 million in global development co-funding through December 31, 2019. We are eligible to earn an aggregate of up to $75.0 million in development milestones and license payments, up to $365.0 million in regulatory milestone payments and up to $170.0 million in sales milestone payments related to the three Option Targets. We are eligible to earn $35.0 million in an additional clinical development milestone payment and up to $100.0 million in regulatory milestone payments related to DOT1L.

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

LYSA

In May 2016, we entered into a collaboration agreement with the Lymphoma Academic Research Organization, or LYSARC, to conduct a combination trial of tazemetostat. LYSARC is the operational arm of the Lymphoma Study Association, or LYSA, a premier cooperative group in France dedicated to clinical and translational research for lymphoma. This Phase 1b/2 study is evaluating tazemetostat in combination with R-CHOP, the standard of care first line combination treatment for diffuse large B-cell lymphoma, or DLBCL, as a first line treatment in elderly, high-risk patients with DLBCL and is being sponsored by LYSARC. LYSA is managing the study operations for the trial, and we are recognizing our share of the related expenses as those costs are incurred over the duration of the trial. Primary endpoints in the trial include complete response rate, safety and tolerability of the combination.  Secondary endpoints include ORR and PFS. In addition, we are planning an expansion of this trial to include a cohort of patients with high-risk front-line FL.

Genentech

In June 2016, we entered into a collaboration agreement with Genentech, a member of the Roche Group, to conduct a Phase 1b clinical trial to investigate the anti-cancer effects of our EZH2 inhibitor, tazemetostat, and Genentech’s anti-PD-L1 cancer immunotherapy, atezolizumab, when used in combination. The trial is evaluating this combination regimen for the treatment of patients with relapsed or refractory DLBCL. Under the agreement, each company is supplying its respective anti-cancer agent to support the trial and sharing equally in the trial costs. Genentech is managing the study operations for the trial, and we are recognizing our share of the related expenses as those costs are incurred over the duration of the trial.

In June 2017, we announced an expansion of our clinical collaboration with Genentech to investigate the combination of tazemetostat with atezolizumab in a Phase 1b/2 clinical trial for the treatment of patients with relapsed or refractory metastatic non-small cell lung cancer, or NSCLC. The trial was to be part of MORPHEUS, Genentech’s open-label, multi-center, randomized umbrella trial evaluating the efficacy and safety of multiple immunotherapy-based treatment combinations for metastatic NSCLC. This trial was initiated at the end of 2017, but before patients had been enrolled in the study, recruitment was halted due to the partial hold placed on tazemetostat studies by the FDA in April 2018 following a safety report from one patient in the dose-ranging portion of the Phase 1 study who developed a secondary case of T-cell lymphoblastic lymphoma, or T-LBL. Due to the hold and strategic reprioritizations, in early 2019 the companies announced that they jointly opted not to move forward with the NSCLC combination study.

Companion Diagnostics

Roche Molecular

In December 2012, Eisai and we entered into an agreement with Roche Molecular under which Eisai and we engaged Roche Molecular to develop a companion diagnostic to identify patients who possess certain activating mutations of EZH2. In October 2013, this agreement was amended to include additional mutations in EZH2. The development costs due under the amended agreement with Roche Molecular were the responsibility of Eisai until the execution of the amended and restated collaboration and license agreement with Eisai in March 2015, at which time we assumed responsibility for the remaining development costs due under the agreement. In December 2015, we entered into a second amendment to the companion diagnostics agreement with Roche Molecular. The agreement was further amended in March 2018. Before the additional amendment, we were responsible for the remaining development costs of $10.4 million due under the agreement and Eisai had agreed to reimburse us $0.9 million of this amount related to a regulatory milestone for Japan. In July 2019, we entered into a fourth amendment to the companion diagnostics agreement. Under the amended agreement, we and Roche Molecular agreed to divide a $1.0 million regulatory milestone for the United States into two separate milestone payments, of which $0.5 million was paid to us as part of the signed amendment, with the remaining $0.5 million to be paid by us upon the satisfaction of certain conditions set forth in the fourth amendment to the companion diagnostics agreement. We expect the remaining development costs under the amended agreement to be incurred and paid through 2020.

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

Intellectual Property

We strive to protect the proprietary compounds and technologies that we believe are important to our business, including seeking and maintaining patent protection intended to cover the composition of matter of our product candidates, their methods of use, related technologies, diagnostics and other inventions. Our patent portfolio is currently composed of over 275 issued patents and allowed patent applications and over 500 pending patent applications in the major pharmaceutical markets, that we own as well as license from other parties. In addition to patent protection, we also rely on trade secrets and careful monitoring of our proprietary information to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.

Our success will depend significantly on our ability to obtain and maintain patent and other proprietary protection for commercially important technology, inventions and know-how related to our business, defend and enforce our patents, maintain our licenses to use intellectual property owned by third parties, preserve the confidentiality of our trade secrets and operate without infringing the valid and enforceable patents and other proprietary rights of third parties. We also rely on know-how, continuing technological innovation and in-licensing opportunities to develop, strengthen, and maintain our proprietary position in the field of HMTs, as well as to develop a proprietary position for new target classes, such as HATs and helicases.

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

EZH2. Our EZH2 patent portfolio includes U.S. Patent No. 8,410,088 covering the composition of matter of tazemetostat. This patent issued on April 2, 2013 and is expected to expire in 2032, not including extensions. Our EZH2 portfolio also includes 45 additional U.S. patents and more than 200 foreign patents, expected to expire between 2031 and 2036, not including extensions. The claims of these patents cover the composition of matter of EZH2 inhibitor compounds and various methods of their making and use. Patent applications in the same families as these patents are pending in a variety of worldwide jurisdictions, including the United States. The EZH2 program portfolio encompasses more than 40 patent families with pending patent applications relating to compositions of matter and methods of making and use of EZH2 inhibitors. The patent families in this portfolio are in various stages of prosecution and include patent applications filed in a variety of worldwide jurisdictions, including the United States; Patent Cooperation Treaty, or PCT, applications that are eligible for filing in most worldwide jurisdictions, including the United States, and at least one U.S. provisional application that may be used as the basis for non-provisional U.S. applications, PCT applications and other national filings worldwide. Our patent applications in the EZH2 portfolio, if issued, would be expected to expire between 2031 and 2040, not including extensions.

DOT1L. Our DOT1L patent portfolio includes U.S. Patent No. 8,580,762 covering the composition of matter of pinometostat. The patent issued on November 12, 2013 and is expected to expire in 2032, not including extensions. Our DOT1L portfolio also includes 15 additional U.S. patents and more than 45 foreign patents, expected to expire between 2031 and 2034, not including extensions. The DOT1L program portfolio encompasses more than fifteen patent families relating to compositions of matter of DOT1L inhibitor compounds and methods of their making and use. The patent families in this portfolio are in various stages of prosecution and include patent families with applications filed in a variety of worldwide jurisdictions including the United States. These patents and patent applications are wholly owned by us. Our patent applications in the DOT1L portfolio, if issued, would be expected to expire between 2031 and 2036, not including extensions.

EHMT2. Our EHMT2 patent portfolio includes more than eight patent families directed to various product candidates and methods of use, with applications filed in the United States and internationally. The portfolio includes PCT applications that are eligible for filing in most jurisdictions worldwide. Patents, if issued from currently pending applications in the EHMT2 portfolio are expected to expire between 2037 and 2038, not including extensions.

Other Targets. We also have patent portfolios directed to targets other than EZH2, DOT1L, and EHMT2, including the HMT targets PRMT1, PRMT3, CARM1 (also known as PRMT4), PRMT5, PRMT6, PRMT8, SMYD2 and SMYD3. These patent portfolios have more than 35 patent families directed to various product candidates with applications filed in the United States, PCT applications that are eligible for filing in most worldwide jurisdictions, including the United States, and U.S. provisional applications that may be used to establish non-provisional U.S. applications, PCT applications and other national filings worldwide. Patents, if issued in these portfolios are expected to expire between 2033 and 2039. We have 20 granted US patents that cover PRMT5 inhibitors and their methods of use. These patents are expected to expire in 2033, not including extensions.

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing a non-provisional patent application.

In the United States, the patent term of a patent that covers an FDA-approved drug may also be eligible for patent term extension, which permits patent term restoration as compensation for the patent term lost during the FDA regulatory review process. The Hatch-Waxman Act permits a patent term extension of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. Patent extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended. Similar provisions are available in Europe and other non-United States jurisdictions to extend the term of a patent that covers an approved drug. With respect to the FDA-approval of TAZVERIK for the treatment of adult and pediatric patients aged 16 years and older with metastatic or locally advanced epithelioid sarcoma not eligible for complete resection, we expect to apply for patent term extension on a patent that covers TAZVERIK. In the future, if and when any additional pharmaceutical products receive FDA approval, we expect to apply for patent term extensions on patents covering those products. We intend to seek patent term extensions to any of our issued patents in any jurisdiction where these are available, however there is no guarantee that the applicable authorities, including the FDA in the United States, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions.

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

Manufacturing

We do not have any manufacturing facilities and currently rely, and expect to continue to rely, on third parties for the manufacture of our development-stage product candidates as well as our commercial products. We have entered into clinical and commercial supply agreements with contract manufacturers for all products and product candidates we have in clinical development and for the commercialization of tazemetostat and any other product candidate we develop that receive marketing approval.

All of our product candidates are small molecules and are manufactured in third-party facilities that are equipped, staffed, and experienced in the manufacture of such pharmaceutical products. All such facilities have successful track-records manufacturing products for the U.S., EU, and ROW markets, meeting regulatory and compliance requirements as appropriate. We expect to continue to develop product candidates that can be produced cost-effectively at contract manufacturing facilities.

We rely on third parties for the manufacture of any diagnostics we may need or if required. We are currently collaborating with Roche Molecular for a diagnostic for its potential use with tazemetostat, and we expect to rely on Roche Molecular for the manufacture of the diagnostic it is developing. We may enter into similar agreements for the manufacture of other diagnostics.

Commercialization

TAZVERIK is available to eligible patients in the United States via a specialty distribution network. To commercialize TAZVERIK for the epithelioid sarcoma indication in the United States, we have built a focused field presence and marketing capabilities. This includes an efficiently sized field-based organization of 19 individuals. We have initiated our FL launch readiness activities and are expanding our infrastructure to support the launch and marketing of tazemetostat for FL in the United States, if approved. Our sales leadership team is in place, and we have completed our hiring of our sales representatives expand that organization to support a launch of TAZVERIK for follicular lymphoma, if approved.

We have three strategic imperatives that we believe are integral to a successful U.S. launch:

•

help ensure eligible patients have access to TAZVERIK, including ensuring that our TAZVERIK commercial infrastructure will reach all appropriate ES patients and provide these patients and their prescribers with a positive first experience with the product,

•	ensure that TAZVERIK is widely adopted by physicians as the standard-of-care and an essential treatment option for each labeled indication, and
•	ensure our EpizymeNOW patient support programs provide seamless access to TAZVERIK. EpizymeNOW is fully active and has been facilitating patient access to new TAZVERIK prescriptions.

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

Subject to receiving marketing approvals, for additional indications or products, we expect to use our existing sales organization in the United States or to seek to expand our sales organization in the United States to sell our products. We believe that such an organization will be able to address the hematologists and oncologists who are the key specialists in treating the patient populations for which our clinical stage product candidates are being developed. Outside the United States, we may choose to enter into distribution and other marketing arrangements with third parties for any of our product candidates that obtain marketing approval, or may choose to commercialize our products in certain markets, depending upon many factors, including the target market size, availability of reimbursement, and our financial resources at the time.

We own the global development and commercialization rights to tazemetostat outside of Japan. Eisai holds the rights to develop and commercialize tazemetostat in Japan. For geographies outside the United States, we are evaluating the most efficient path to reaching patients, including through potential collaborations.

We expect that our collaborators for any companion or complementary diagnostics we may develop in the future for use with our therapeutic products will hold the commercial rights to these diagnostic products, as is the case for our collaboration with Roche Molecular. We expect to coordinate closely with any diagnostic collaborators in connection with the marketing and sale of any related therapeutic products.

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

There are a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies. Companies that are developing new epigenetic treatments for cancer that target histone methyltransferases, or HMTs, and protein arginine methyltransferases, or PRMTs, include GSK, Johnson & Johnson, Pfizer, Inc., Daiichi Sankyo Company Limited, and Constellation Pharmaceuticals. Further, companies which are known to have EZH2 inhibitor programs or related programs include: Constellation Pharmaceuticals, developing an EZH2 inhibitor (CPI-1205, Phase 1/2 castration-resistant prostate cancer, solid tumors; CPI-0209, Phase 1/2, solid tumors), Novartis AG, developing an EED inhibitor which indirectly blocks EZH2 (MAK683, Phase 1/2, advanced malignancies), Daiichi Sankyo, developing a EZH1/EZH2 dual inhibitor (valemetostat, DS-3201, Phase 1, relapsed or refractory non-Hodgkin lymphomas, AML, ALL, as well as Phase 2 for small cell lung cancer and relapsed or refractory adult T-cell leukemia/lymphoma), and Pfizer, developing EZH2 inhibitor PF-06821497, Phase 1, relapsed or refractory SCLC, castration-resistant prostate cancer, follicular lymphoma and diffuse large B-cell lymphoma. In July 2017, GSK discontinued their EZH2 inhibitor program, GSK2816126, which had been in Phase 1 development in solid tumors and hematological malignancies. In addition, many companies are developing cancer therapeutics that work by targeting epigenetic mechanisms other than HMTs, and some, including Celgene, Merck & Co., Inc., Secura Bio, Spectrum Pharmaceuticals, and Otsuka, are now marketing cancer treatments that work by targeting epigenetic mechanisms other than HMTs.

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

In the relapsed and refractory follicular lymphoma patient setting, both current and near term competition exists. Current competition includes CD20 combinations along with multiple Pi3K inhibitors. Near term competition includes a number of companies currently evaluating investigational agents with varying mechanisms of action.

No therapies are approved specifically for the treatment of epithelioid sarcoma. Epithelioid sarcoma, an INI1-negative tumor, is typically treated with surgical resection when it presents as localized disease. When epithelioid sarcoma recurs or metastasizes, it may be treated with systemic chemotherapy or investigational agents since there are no approved systemic therapies specifically indicated for this disease. To the best of our knowledge there are no competitive products in development specifically for epithelioid sarcoma. However, we are aware of several clinical trials run by competitors that recruit patients with soft tissue sarcoma, which is inclusive of epithelioid sarcoma.

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

United States Government Regulation

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and its implementing regulations. It is the responsibility of the company seeking to market a drug to test it and submit evidence that the drug is safe and effective. The failure to comply with the applicable United States regulatory requirements at any time during the product development process, approval process or after approval, may subject an applicant to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve pending NDAs, withdrawal of an approval, imposition of a clinical hold, issuance of warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties.

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests and animal studies in compliance with the FDA’s good laboratory practice regulations;
•	submission to the FDA of an IND which must become effective before human clinical trials may begin;
•	manufacture of drug substance and drug product to support clinical trials in compliance with FDA’s cGMP regulations;
•	approval by an independent institutional review board, or IRB, at each clinical site before each trial may be initiated;
•

performance of human clinical trials, including adequate and well-controlled clinical trials, in accordance with good clinical practices, or GCP, to establish the safety and efficacy of the proposed drug product for each indication;

•	submission to the FDA of an NDA or sNDA;
•	satisfactory completion of an FDA advisory committee review, if applicable;
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

•	satisfactory completion of an FDA inspection of Epizyme to assess compliance with GxPs;
•	payment of user fees per published Prescription Drug User Fee Act, or PDUFA, guidelines for that year, if applicable;
•	FDA review and approval of the NDA or sNDA; and
•

commitment to comply with any post-approval requirements, including the potential requirements, to implement a Risk Evaluation and Mitigation Strategy, or REMS, and the potential requirement to conduct post-approval studies.

Preclinical Studies and an IND. Before an applicant begins testing a compound with potential therapeutic value in humans, the product candidate enters the preclinical testing stage. Preclinical studies include laboratory evaluation of product chemistry, toxicity and formulation, as well as animal studies to assess its potential safety and efficacy. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data and any available clinical data or literature, among other things, to the FDA as part of an IND. An IND is an exemption from the FDCA that allows an unapproved product candidate to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA authorization to administer such investigational product to humans. Such authorization must be secured prior to interstate shipment and administration of any product candidate that is not the subject of an approved NDA. An IND automatically becomes effective 30 days after submission and receipt by the FDA, unless before that time the FDA raises concerns or questions related to one or more proposed clinical trials and places the clinical trial on a clinical hold or partial hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing a clinical trial to commence.

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

Marketing Approval. Assuming successful completion of the required clinical testing, the results of the preclinical and clinical studies, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. Under federal law, the submission of most NDAs is subject to an application user fee, which for federal fiscal year 2020 is $2,942,965 for an application requiring clinical data. The sponsor of an approved NDA is also subject to an annual program fee, which for fiscal year 2020 is $325,424. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan drug designation and a waiver for certain small businesses.

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

The FDA requires that a sponsor who is planning to submit a marketing application for a drug or biological product that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan, or PSP, within sixty days of an end-of-phase 2 meeting or as may be agreed between the sponsor and FDA. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. FDA and the sponsor must reach agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from nonclinical studies, early phase clinical trials, or other clinical development programs.

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

Before approving an NDA, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical trial sites to assure compliance with GCP and perform a sponsor inspection if one has not been completed in the previous two years.

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

Breakthrough Therapy Designation. Under the provisions of the Food and Drug Administration Safety and Innovation Act, or FDASIA, enacted in 2012, a sponsor can request designation of a product candidate as a “breakthrough therapy.” The FDA may grant breakthrough therapy designation to a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The FDA must take certain actions, such as holding timely meetings and providing advice, intended to expedite the development and review of an application for approval of a breakthrough therapy. For drugs and biologics that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA are also eligible for accelerated approval.

Fast Track Designation. To be eligible for a Fast Track Designation, the FDA must determine, based on the request of a sponsor, that a product is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address an unmet medical need. The FDA will determine that a product will fill an unmet medical need if it will provide a therapy where none exists or provide a therapy that may be potentially superior to existing therapy based on efficacy or safety factors. For Fast Track products, sponsors may have greater interactions with the FDA regarding drug development and may submit sections of a Fast Track product’s NDA on a rolling basis before the entire application is complete.

Priority Review. The FDA may give a priority review designation to drugs that offer major advances in treatment, or provide a treatment where no adequate therapy exists. A priority review means that the goal for the FDA to review an application is six months, rather than the standard review of ten months under current PDUFA guidelines. These six- and ten-month review periods are measured from the “filing” date rather than the receipt date for NDAs for new molecular entities, which typically adds approximately two months to the timeline for review and decision from the date of submission. Most products that are eligible for Fast Track designation are also likely to be considered appropriate to receive a priority review.

Accelerated Approval. In addition, products studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval and may be approved on the basis of well-conducted clinical trials establishing that the drug product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA may require a sponsor to perform post-marketing confirmatory study(ies) to verify and describe the predicted effect on irreversible morbidity or mortality or other clinical endpoint, and the drug may be subject to accelerated withdrawal procedures. Although a drug may be designated as “breakthrough” or “fast track”, the determination of accelerated approval is based on the clinical endpoint and not on the expeditious manner in which it is being developed.

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

The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to an application fee. For federal fiscal year 2020, the standard fee is $340,995 and the small business fee is $85,249.

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

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. For example, in August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2012 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2029 unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012 became law, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

Since enactment of the PPACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019.  Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the PPACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax.  Further, the Bipartisan Budget Act of 2018, among other things, amended the PPACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” The Congress may consider other legislation to replace elements of the PPACA during the next Congressional session.

The Trump Administration has also taken executive actions to undermine or delay implementation of the PPACA. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. One Executive Order directs federal agencies with authorities and responsibilities under the PPACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the PPACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the PPACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. In addition, CMS has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the PPACA for plans sold through such marketplaces. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in PPACA risk corridor payments to third-party payors who argued were owed to them. This decision is under review by the U.S. Supreme Court during its current term. The full effects of this gap in reimbursement on third-party payors, the viability of the PPACA marketplace, providers, and potentially our business, are not yet known.

In addition, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the PPACA is an essential and inseverable feature of the PPACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the PPACA are invalid as well. The Trump administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. The Trump Administration recently represented to the Court of Appeals considering this judgment that it does not oppose the lower court’s ruling.  On July 10, 2019, the Court of Appeals for the Fifth Circuit heard oral argument in this case.  On December 18, 2019, that court affirmed the lower court’s ruling that the individual mandate portion of the PPACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the PPACA. On January 21, 2020, the U.S.  Supreme Court declined to review this decision on an expedited basis.  Litigation and legislation over the PPACA are likely to continue, with unpredictable and uncertain results.

Further, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. For example, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs.  For example, on May 11, 2018, the Administration issued a plan to lower drug prices. Under this blueprint for action, the Administration indicated that the Department of Health and Human Services (HHS) will: take steps to end the gaming of regulatory and patent processes by drug makers to unfairly protect monopolies; advance biosimilars and generics to boost price competition; evaluate the inclusion of prices in drug makers’ ads to enhance price competition; speed access to and lower the cost of new drugs by clarifying policies for sharing information between insurers and drug makers; avoid excessive pricing by relying more on value-based pricing by expanding outcome-based payments in Medicare and Medicaid; work to give Part D plan sponsors more negotiation power with drug makers; examine which Medicare Part B drugs could be negotiated for a lower price by Part D plans, and improving the design of the Part B Competitive Acquisition Program; update Medicare’s drug-pricing dashboard to increase transparency; prohibit Part D contracts that include “gag rules” that prevent pharmacists from informing patients when they could pay less out-of-pocket by not using insurance; and require that Part D plan members be provided with an annual statement of plan payments, out-of-pocket spending, and drug price increases. In addition, on December 23, 2019, the Trump Administration published a proposed rulemaking that, if finalized, would allow states or certain other non-federal government entities to submit importation program proposals to the FDA for review and approval. Applicants would be required to demonstrate their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers. At the same time, the FDA issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products).

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

Clinical Trial Approval in the EU. Pursuant to the currently applicable Clinical Trials Directives, an applicant must obtain approval from the competent national authority of the EU Member State in which the clinical trial is to be conducted. If the clinical trial is conducted in different EU Member States, the competent authorities in each of these EU Member States must provide their approval for the conduct of the clinical trial. Furthermore, the applicant may only start a clinical trial at a specific study site after the competent ethics committee has issued a favorable opinion. In April 2014, the EU adopted a new Clinical Trials Regulation, which is set to replace the current Clinical Trials Directive. The new Clinical Trials Regulation will be directly applicable to and binding in all 27 EU Member States without the need for any national implementing legislation. Under the new coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial will be required to submit a single application for approval of a clinical trial to a reporting EU Member State (RMS) through an EU Portal. The submission procedure will be the same irrespective of whether the clinical trial is to be conducted in a single EU Member State or in more than one EU Member State. The Clinical Trials Regulation also aims to streamline and simplify the rules on safety reporting for clinical trials.

As of January 1, 2020, the website of the European Commission reported that the implementation of the Clinical Trials Regulation was dependent on the development of a fully functional clinical trials portal and database, which would be confirmed by an independent audit, and that the new legislation would come into effect six months after the European Commission publishes a notice of this confirmation. The website indicated that the audit was expected to commence in December 2020.

As in the United States, information about certain clinical trials must be submitted within specific timeframes to the European Union (EudraCT) website: https://eudract.ema.europa.eu/ and other countries.

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

Brexit and the Regulatory Framework in the United Kingdom. Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. Following protracted negotiations, the United Kingdom left the European Union on January 31, 2020.  Under the withdrawal agreement, there is a transitional period until December 31, 2020 (extendable up to two years).  Discussions between the United Kingdom and the European Union have so far mainly focused on finalizing withdrawal issues and transition agreements but have been extremely difficult to date. To date, only an outline of a trade agreement has been reached.  Much remains open but the Prime Minister has indicated that the United Kingdom will not seek to extend the transitional period beyond the end of 2020.  If no trade agreement has been reached before the end of the transitional period, there may be   significant market and economic disruption. The Prime Minister has also indicated that the UK will not accept high regulatory alignment with the EU.

Since the regulatory framework for pharmaceutical products in the United Kingdom covering quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from European Union directives and regulations, Brexit could materially impact the future regulatory regime that applies to products and the approval of product candidates in the United Kingdom. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for our product candidates, which could significantly and materially harm our business.

Employees

As of February 14, 2020, we had 203 full-time employees, 96 of whom were primarily engaged in research and development activities.

Executive Officers of the Company

The following table sets forth the name, age and position of each of our executive officers as of February 27, 2020.

Name	Age	Position
Robert B. Bazemore	52	President, Chief Executive Officer and Director
Paolo Tombesi	56	Chief Financial Officer
Shefali Agarwal	46	Chief Medical Officer
Matthew E. Ros	53	Chief Strategy and Business Officer

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

Paolo Tombesi has served as our Chief Financial Officer since joining us in August 2019.  Prior to joining us, from June 2017 to June 2019 Mr. Tombesi served as the Chief Financial Officer for Insmed Incorporated, or Insmed, a global biopharmaceutical company. Prior to joining Insmed, Mr. Tombesi was Chief Financial and Administrative Officer of Novartis Pharmaceuticals Corporation, a U.S. subsidiary of multinational pharmaceutical company Novartis AG, or Novartis, a position he held from December 2014 through May 2017. Mr. Tombesi was Managing Director and Chief Financial Officer of Novartis Pharma K.K., a Japanese subsidiary of Novartis, from April 2009 to November 2014 and held various finance roles at Novartis from September 2006 to March 2009. Mr. Tombesi held several finance director positions at Bristol-Myers Squibb, a multinational biopharmaceutical company, from August 1996 to September 2006. From January 1988 to July 1996, Mr. Tombesi held various positions in consumer goods at Unilever NV and Johnson & Johnson. Mr. Tombesi holds a B.Ed. in Business and Managerial Economics from Sapienza Università di Roma and a B.A. in Accounting from Duca degli Abruzzi Roma.

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

Risks Related to Product Development and Commercialization

We are dependent on the successful development and commercialization of tazemetostat. If we are unable to develop and obtain marketing approval of tazemetostat for additional indications, such as FL, either alone or through a collaboration, or if we experience significant delays in doing so, or we are unable to successfully commercialize tazemetostat, our business could be harmed.

Our lead product candidate tazemetostat is approved in the United States as TAZVERIKTM for the treatment of epithelioid sarcoma. We have no other products approved for sale. We are investing a significant portion of our efforts and financial resources to fund the development and commercialization of tazemetostat. In January 2020, the U.S. Food and Drug Administration, or FDA, granted accelerated approval of tazemetostat for the treatment of adults and pediatric patients aged 16 years and older with metastatic or locally advanced epithelioid sarcoma not eligible for complete resection.

In December 2019, we submitted an NDA for accelerated approval of tazemetostat for relapsed or refractory follicular lymphoma, or FL, patients with an EZH2 activating mutant or wild-type EZH2, following at least two prior lines of systemic therapy. The FDA may conclude after review of our data that our accepted NDA filing application is insufficient to obtain marketing approval of tazemetostat for FL on an accelerated basis or at all.

We and our collaborators are conducting clinical trials of tazemetostat in other indications and in combination with other products. However, these development programs are early stage, and all of our other product candidates are still in preclinical development. As a result, our prospects are substantially dependent on our ability, or the ability of any future collaborator, to develop, obtain marketing approval for and successfully commercialize tazemetostat in one or more disease indications.

The success of tazemetostat will depend on several factors, including the following:

•	safety, tolerability and efficacy profiles that are satisfactory to the FDA, the European Medicines Agency, or EMA, or any comparable foreign regulatory authority for marketing approval;
•	timely receipt of marketing approvals from applicable regulatory authorities and the patient populations for which the approvals are granted;
•	the extent of any required post-marketing approval commitments to applicable regulatory authorities;
•	successful enrollment in and completion of clinical trials;
•	making arrangements with third-party manufacturers for, or establishing, clinical and commercial manufacturing capabilities;
•	launching commercial sales of the products, if and when approved, whether alone or in collaboration with others;
•	acceptance of the products, if and when approved, by patients, the medical community and third-party payors;
•	effectively competing with other therapies;
•	obtaining and maintaining healthcare coverage and adequate reimbursement;
•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;
•	protecting our rights in our intellectual property portfolio; and
•	maintaining a continued acceptable safety profile of the products following approval.

Many of these factors are beyond our control, including clinical development, the regulatory review process, potential threats to our intellectual property rights and the manufacturing, marketing and sales efforts of any collaborator. If any of these factors adversely affects the development or commercialization of tazemetostat, we may not be able to successfully develop or commercialize tazemetostat on a timely basis or at all, which would materially harm our business.

We may be unable to obtain or maintain, or may be delayed in obtaining or maintaining, marketing approval for our product candidates.

In January 2020, the FDA granted accelerated approval of TAZVERIK for the treatment of adults and pediatric patients ages 16 years and older with metastatic or locally advanced epithelioid sarcoma not eligible for complete resection. In December 2019, we submitted a NDA for accelerated approval of TAZVERIK as a monotherapy for relapsed or refractory FL patients both with an EZH2 activating mutation or wild-type EZH2, who have received at least two prior systemic therapies. The FDA may not approve our NDA for FL under accelerated approval or at all. In addition, if the FDA only accepts or approves our application for the FL patient population with an EZH2 activating mutation, we may be required to study tazemetostat in additional wild-type FL patients or conduct additional clinical trials or preclinical studies and submit that data to regulators and resubmit an application for that patient population.

It is possible that the FDA or any other regulatory authority may refuse to accept any of our applications for approval for substantive review, or that the FDA or other regulatory authority may conclude after review of our data that our application is insufficient to obtain marketing approval of tazemetostat on an accelerated basis or at all. If the FDA does not agree that we have sufficient data to seek accelerated approval or does not approve our NDA for FL, we may be required to study tazemetostat in additional patients or conduct additional clinical trials, preclinical studies or manufacturing validation studies and submit that data to regulators before our application can be resubmitted or will be reconsidered. Depending on the extent of these or any other required trials or studies, approval of our FL NDA for tazemetostat may be delayed by several years, or may require us to expend more resources than we have available. It is also possible that additional trials or studies, if performed and completed, may not be considered sufficient by the FDA to accept or approve any NDAs for tazemetostat. Any delay in obtaining, or an inability to obtain, marketing approvals would prevent us from commercializing tazemetostat in the United States and/or abroad, generating revenue and achieving and sustaining profitability. In connection with approval of our ES NDA, and if the FDA grants accelerated approval for our FL NDA, we will need to conduct a confirmatory program in each indication, which will involve Phase 3 trials that may be expensive and time-consuming and may not confirm such benefit and subject the NDAs to withdrawal. If our confirmatory program does not verify clinical benefit, we may have to withdraw our accelerated approval indication. If any of these outcomes occurs, either to tazemetostat or to any future product candidate for which we may seek marketing approval, we may be forced to abandon our development efforts for tazemetostat or such future product candidates, which could significantly harm our business.

Tazemetostat or any other product candidate that we develop may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.

Tazemetostat or any other product candidates that we develop may fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. If tazemetostat or any such product candidate that we develop does not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of tazemetostat or any other product candidates that we develop will depend on a number of factors, including:

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

In addition, the potential market opportunity for tazemetostat is difficult to precisely estimate. Our estimates of the potential market opportunity for tazemetostat include several key assumptions based on our industry knowledge, industry publications, third-party research reports and other surveys. While we believe that our internal assumptions are reasonable, no independent source has verified such assumptions. If any of these assumptions proves to be inaccurate, then the actual market for tazemetostat could be smaller than our estimates of our potential market opportunity. If the actual market for tazemetostat is smaller than we expect, our product revenue may be limited and it may be more difficult for us to achieve or maintain profitability.

If we are unable to effectively establish sales, marketing and distribution capabilities, we may not be successful in commercializing tazemetostat or any other product candidates that we develop if and when the product candidate is approved.

To achieve commercial success for any product for which we have obtained marketing approval, we will need to establish a sales and marketing organization.

We have recently established and will continue to build the infrastructure necessary to support the successful commercial launch and marketing of tazemetostat and other product candidates that may receive marketing approval. There are risks involved with establishing our own sales, marketing and distribution capabilities. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. These efforts may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

If we are unable to effectively establish our own sales, marketing and distribution capabilities and enter into arrangements with third parties to perform these services, our product revenues and our profitability, if any, are likely to be lower than if we were to market, sell and distribute any products that we develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell, market and distribute our products or product candidates or may be unable to do so on terms that are acceptable to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we do not establish sales, marketing and distribution capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our products or product candidates.

We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.

The development and commercialization of new drug products is highly competitive. We face competition with respect to tazemetostat, and will likely face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of many of the disease indications for which we are developing tazemetostat. Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, and others are based on entirely different approaches. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization. Tazemetostat and any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future.

Specifically, there are a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies. Companies that are developing new epigenetic treatments for cancer that target histone methyltransferases, or HMTs, and protein arginine methyltransferases, or PRMTs, include GSK, Johnson & Johnson, Pfizer, Inc., Daiichi Sankyo Company Limited, and Constellation Pharmaceuticals. Further, companies which are known to have EZH2 inhibitor programs or related programs include: Constellation Pharmaceuticals, developing EZH2 inhibitors (CPI-1205, Phase 1/2, castration-resistant prostate cancer, solid tumors; CPI-0209, Phase 1/2, solid tumors), Novartis AG, developing an EED inhibitor which indirectly blocks EZH2 (MAK683, Phase 1/2, advanced malignancies), Daiichi Sankyo, developing a EZH1/EZH2 dual inhibitor (valemetostat, DS-3201, Phase 1, relapsed or refractory non-Hodgkin lymphomas, AML, ALL as well as Phase 2 for small cell lung cancer and relapsed or refractory adult T-cell leukemia/lymphoma), and Pfizer, developing EZH2 inhibitor PF-06821497, Phase 1, relapsed or refractory SCLC, castration-resistant prostate cancer, FL and diffuse large B-cell lymphoma. In July 2017, GSK discontinued their EZH2 inhibitor program, GSK2816126, which had been in Phase 1 development in solid tumors and hematological malignancies. In addition, many companies are developing cancer therapeutics that work by targeting epigenetic mechanisms other than HMTs, and some including Celgene, Merck & Co., Inc., Secura Bio, Spectrum Pharmaceuticals, and Otsuka, are now marketing cancer treatments that work by targeting epigenetic mechanisms other than HMTs.  In the relapsed and refractory follicular lymphoma patient setting, both current and near term competition exists. Current competition includes CD20 combinations along with multiple Pi3K inhibitors. Near term competition includes a number of companies currently evaluating investigational agents with varying mechanisms of action. In the epithelioid sarcoma patient setting, competition includes several clinical trials run by competitors that recruit patients with soft tissue sarcoma, which is inclusive of epithelioid sarcoma.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic products. Generic products are currently on the market for many of the indications that we are pursuing, and additional products are expected to become available on a generic basis over the coming years. We expect that tazemetostat will be priced at a significant premium over competitive generic products.

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

Tazemetostat and any other product candidate that we commercialize may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, which could harm our business.

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

Our ability to successfully commercialize tazemetostat or any other product candidates that we develop successfully also will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Coverage and reimbursement may not be available for any product that we commercialize and, even if these are available, the level of reimbursement may not be satisfactory. Reimbursement may affect the demand for, or the price of, any product candidate for which we obtain marketing approval. Obtaining and maintaining adequate reimbursement for our products may be difficult. We may be required to conduct expensive pharmacoeconomic studies to justify coverage and reimbursement or the level of reimbursement relative to other therapies. If coverage and adequate reimbursement are not available or reimbursement is available only to limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval.

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

We are conducting multiple clinical trials of tazemetostat. In addition, we believe Glaxo Group Limited (an affiliate of GlaxoSmithKline), or GSK, has initiated a Phase 2 expansion clinical trial for GSK3326595, a PRMT5 inhibitor, and has initiated patient dosing in a Phase 1 clinical trial of GSK3368715, a PRMT1 inhibitor. The risk of failure is high. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development, manufacture, and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans.

Product candidates are subject to preclinical safety studies, which may be conducted prior to or concurrently with clinical testing, as well as continued clinical safety assessment throughout clinical testing. The outcomes of these safety studies or assessments may delay the launch of or enrollment in clinical studies. For example, in the course of our preclinical safety studies of tazemetostat, we observed the development of lymphoma in Sprague-Dawley rats. As a result of these findings, coupled with our limited clinical experience in FL, at the time of the IND submission in December 2015, we were unable to conduct our Phase 2 trial of tazemetostat in FL patients in the United States until the beginning of 2017. In addition, in the second quarter of 2018, following a safety report of a pediatric patient who developed a secondary T-cell lymphoma in our ongoing Phase 1 clinical trial of tazemetostat in pediatric patients, the FDA, the French National Agency for Medicines and Health Products Safety and Germany’s Federal Institute for Drugs and Medical Devices each placed a partial clinical hold on new patient enrollment in our ongoing clinical trials of tazemetostat. In September 2018, the FDA lifted the partial clinical hold on new patient enrollment in the United States, in November 2018, Germany’s Federal Institute for Drugs and Medical Devices lifted the partial clinical hold in Germany, and in January 2019, the partial clinical hold was lifted in France. We have subsequently resumed enrollment in our tazemetostat clinical trials in those countries. If we or our collaborators are unable to fully and adequately address matters such as the partial clinical hold when they arise, we may be unable to conduct clinical trials of our product candidates, our trials may be limited to certain patient populations or our ability to conduct other trials in the United States or in other countries may be delayed.

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

The discovery of novel epigenetic therapies for patients with cancer and other serious diseases is an emerging field, and the scientific discoveries that form the basis for our efforts to discover and develop product candidates are relatively new. Although epigenetic regulation of gene expression plays an essential role in biological function, few drugs premised on epigenetics have been discovered. Moreover, those drugs based on an epigenetic mechanism that have received marketing approval are in different target classes than the chromatin modifying protein, or CMP, inhibitors where our research and development is principally focused. Although preclinical studies suggest that genetic alterations can result in changes to the activity of CMPs making them oncogenic, to date no company has translated these biological observations into systematic drug discovery that has yielded a drug that has received marketing approval. We believe that our first four inhibitors of histone methyltransferases, or HMTs, in the clinic are all the first molecules against these targets to enter clinical development. Therefore, we do not know if our approach of inhibiting HMTs or other CMPs to treat patients with cancer and other serious diseases will be successful.

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

We may develop, or we may work with collaborators, to develop diagnostics for our therapeutic product candidates to identify patients for our clinical trials who have the specific cancers that we are seeking to treat as appropriate and when existing, available technology may not be sufficient to identify those patients. We do not have experience or capabilities in developing or commercializing diagnostics and plan to rely in large part on third parties to perform these functions. For example, we have entered into an agreement with Roche Molecular to develop and commercialize a diagnostic for use with tazemetostat for non-Hodgkin’s lymphoma, or NHL, patients with EZH2 activating mutations. Companion or complementary diagnostics are subject to regulation by the FDA and similar regulatory authorities outside of the United States as medical devices and require separate regulatory approval prior to commercialization. If any third parties that we engage to assist us are unable to successfully develop companion or complementary diagnostics that are needed for our therapeutic product candidates, or experience delays in doing so:

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

We face an inherent risk of product liability exposure related to the testing of tazemetostat and any other product candidates that we develop in human clinical trials and will face an even greater risk as we commercially sell tazemetostat and any other products that we may develop. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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

We currently hold $20.0 million in product liability insurance coverage in the aggregate, with a per incident limit of $20.0 million, which may not be adequate to cover all liabilities that we may incur. We will need to increase our insurance coverage as we expand our clinical trials and as we commercialize TAZVERIK, or any other product candidate that we develop. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

Enhanced governmental and private scrutiny over, or investigations or litigation involving, pharmaceutical manufacturer donations to patient assistance programs offered by charitable foundations may require us to modify our patient support programs and could negatively impact our business practices, harm our reputation, divert the attention of management and increase our expenses.

To help patients afford tazemetostat, we are establishing a patient assistance program. These types of programs, designed to assist patients in affording pharmaceuticals, have become the subject of scrutiny. In recent years, some pharmaceutical manufacturers were named in class action lawsuits challenging the legality of their patient assistance programs and their support of independent charitable patient support foundations in connection with such programs under a variety of federal and state laws. Our patient assistance program could become the target of similar litigation. In addition, certain state and federal enforcement authorities and members of Congress have initiated inquiries about co-pay assistance programs. Some state legislatures have also been considering proposals that would restrict or ban co-pay coupons.

In addition, there has been regulatory review and enhanced government scrutiny of donations by pharmaceutical manufacturers to patient assistance programs operated by charitable foundations. For example, the Office of Inspector General of the U.S. Department of Health & Human Services, or OIG, has established specific guidelines permitting pharmaceutical manufacturers to make donations to charitable organizations which provide co-pay assistance to Medicare patients, provided that such organizations are bona fide charities, are entirely independent of and not in any way controlled by the manufacturer, provide aid to applicants on a first-come basis according to consistent financial criteria, and do not link aid to use of a donor’s product. If we establish a program to donate to independent charitable patient support foundations and our vendors or donation recipients are deemed to fail to comply with laws or regulations in the operation of these programs, we could be subject to damages, fines, penalties or other criminal, civil or administrative sanctions or enforcement actions. Further, numerous organizations, including pharmaceutical manufacturers, have received subpoenas from the U.S. Department of Justice, or DOJ, and other enforcement authorities seeking information related to their patient assistance programs and support, and certain of these organizations have entered into, or have otherwise agreed to, significant civil settlements with applicable enforcement authorities. In connection with these civil settlements, the U.S. government has and may in the future require the affected companies to enter into complex corporate integrity agreements that impose significant reporting and other requirements on those companies. We cannot ensure that our compliance controls, policies and procedures will be sufficient to protect against acts of our employees, business partners or vendors that may potentially violate the laws or regulations of the jurisdictions in which we operate. Regardless of whether we have complied with the law, a government investigation could negatively impact our business practices, harm our reputation, divert the attention of management and increase our expenses.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception. We expect to incur losses over the next several years and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. Our net loss was $170.3 million for the year ended December 31, 2019, $123.6 million for the year ended December 31, 2018, and $134.3 million for the year ended December 31, 2017. As of December 31, 2019, we had an accumulated deficit of $757.0 million. We have financed our operations primarily through our collaborations, our public offerings, private placements of our common and preferred stock, our loan facility with BioPharma Credit Investments V (Master) LP and BioPharma Credit PLC, and other funding transactions. All of our revenue to date has been collaboration revenue. We have devoted substantially all of our financial resources and efforts to research and development, including clinical and preclinical studies. We are still in the early to middle stages of development of our product candidates, and we have not completed development of any product candidates. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year.

We anticipate that we will continue to incur significant expenses in connection with commercializing our products, seeking marketing approval for product candidates, building our commercial organization, conducting clinical trials of tazemetostat and manufacturing products. We anticipate that these expenses will continue to increase over the next several years if and as we:

•	establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any products for which we may obtain regulatory approval;
•	grow our medical affairs organization to provide medical support for any product candidate that is approved;
•	conduct our Phase 1b/3 confirmatory trials in ES and FL;
•	design and conduct new monotherapy and combination trials of tazemetostat in FL;
•	conduct clinical trials or support investigator-sponsored trials to evaluate tazemetostat as a monotherapy or in combinations in additional indications;
•	pay any milestone payments provided for and achieved under the amended and restated collaboration and license agreement with Eisai Co Ltd, or Eisai;
•	pay interest and principal associated with our loan agreement with BioPharma Credit Investments V (Master) LP and BioPharma Credit PLC, or the Loan Agreement;
•	assess potential development candidates in our G9a program;
•	conduct research and development under our collaboration and license agreement with Boehringer Ingelheim International GmbH;
•	continue the research and development of our other product candidates;
•	seek to discover and develop additional product candidates or to expand our product candidates into additional lines of treatment;
•	prepare NDA submissions as we seek regulatory approvals for any product candidates that successfully complete clinical trials;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional clinical, quality control, manufacturing and scientific personnel; and
•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts.

To become and remain profitable, we must generate significant revenue. The ability to generate this revenue will require us to successfully commercialize tazemetostat, which will require us to be effective in a range of challenging activities, including obtaining marketing approval for tazemetostat from the FDA for FL and other indications. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. Because of the numerous risks and uncertainties, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability.

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

We expect our expenses to increase in connection with our ongoing activities, particularly as we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales, and distribution. In addition, we expect our expenses to increase as we fund our tazemetostat development program; make any milestone payments provided for and achieved under the amended and restated collaboration and license agreement with Eisai; continue our collaboration with Celgene; and continue research and development and initiate clinical trials of, and seek regulatory approval for, any future product candidates. Accordingly, we may need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on acceptable terms, we could be forced to delay, reduce or eliminate our research and development programs or our commercialization efforts.

Based on our current operating plan, we expect that our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operating expenses and capital expenditure requirements into 2022, without giving effect to milestone payments we may receive under our collaboration agreements. We have based these expectations on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Our future capital requirements will depend on many factors, including:

•	the costs of commercialization activities, including product manufacturing, marketing, sales and distribution for any of our product candidates for tazemetostat;
•	revenue received from commercial sales of TAZVERIK;
•	the progress and results of our ongoing and planned clinical trials of tazemetostat;
•

the number and development requirements of additional indications for tazemetostat and other product candidates that we may pursue, including the scope, progress, results and costs of discovery research, preclinical development, laboratory testing and clinical trials for such product candidates;

•	the costs, timing and outcome of regulatory review of tazemetostat and other product candidates we may pursue;
•	royalties payable by us on sales of tazemetostat under our amended and restated collaboration and license agreement with Eisai;
•	our ongoing collaboration with Celgene;
•	milestones, option exercise fees, license fees, and other revenues, if any, we may receive under our collaboration agreements;
•	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;
•

the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights, defending any intellectual property-related claims, and challenging the intellectual property rights of others;

•	the extent to which we acquire or in-license other products and technologies; and
•	interest and principal payments under the Loan Agreement.

Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and even if regulatory approval is obtained, we may never achieve commercial success. Accordingly, we may need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations, even if we believe we have sufficient funds for our current or future operating plans.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings and license and development agreements with collaboration partners. We do not have any committed external source of funds other than amounts available pursuant to the Loan Agreement which amounts are subject to the satisfaction of specified conditions. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Additional debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Our existing indebtedness and the pledge of our assets as collateral limit our ability to obtain additional debt financing.

If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Our indebtedness resulting from our Loan Agreement could adversely affect our financial condition or restrict our future operations.

On November 4, 2019, we entered into the Loan Agreement with BioPharma Credit Investments V (Master) LP and BioPharma Credit PLC, or the Collateral Agent, and together with BioPharma Credit Investments V (Master) LP, the Lenders, that providing for up to $70.0 million in secured term loans to be advanced in up to three tranches, or the Loan Agreement, of which $25.0 million was drawn by us on November 18, 2019. Our ability to draw on the remaining $45.0 million under the Loan Agreement is subject to the satisfaction of certain conditions. The maturity date of the Loan Agreement is November 18, 2024, unless terminated earlier.

The Loan Agreement requires us to not have less than $45.0 million of unrestricted cash and cash equivalents, as measured on the last day of each fiscal quarter. Additionally, subject to customary exceptions and exclusions, all obligations under the Loan Agreement are secured pursuant to the terms of the Loan Agreement, a guaranty and security between us, certain of our subsidiaries, and the Collateral Agent, or the Pledge Agreement, and intellectual property and security agreements between us and Collateral Agent, or the IP Security Agreements, each dated November 18, 2019. Under the Loan Agreement, the Pledge Agreement, and the IP Security Agreements, we provided to the Lenders (i) a perfected, first-priority security interest in all of our personal property and (ii) a perfected, first-priority security interest in all of our intellectual property related to tazemetostat.

A failure to comply with the conditions of the Loan Agreement could result in an event of default. An event of default under the term loan facility includes, among other things, a failure to pay any amount due under the Loan Agreement as well as the occurrence of events that could reasonably be expected to result in a material adverse change. In the event of an acceleration of amounts due under the Loan Agreement as a result of an event of default, we may not have sufficient funds or may be unable to arrange for additional financing to repay the term loans or to make any accelerated payments.

Our limited operating history may make it difficult to evaluate the success of our business to date and to assess our future viability.

We commenced active operations in early 2008, and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our technology, identifying potential product candidates, undertaking preclinical studies and, beginning in 2012, conducting clinical trials. All but four of the product candidates discovered by us are still in preclinical development. We are in the process of demonstrating our ability to obtain regulatory approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

We do not plan to develop diagnostics internally and, as a result, we are dependent on the efforts of our third-party collaborators to successfully commercialize diagnostics when existing, available technology may not be sufficient to identify patients for treatment with our therapeutic product candidates. For example, we may rely on Roche Molecular to develop a companion or complementary diagnostic for detecting activating mutations in EZH2 in the tazemetostat NHL program. Our collaborators:

•	may not perform their obligations as expected or have difficulty responding to accelerated approval timelines alongside the therapeutic product development;
•	may encounter production difficulties that could constrain the supply of the diagnostics;
•	may encounter delays or have difficulty obtaining regulatory approval for the diagnostic in target markets;
•	may have difficulties gaining acceptance of the use of the diagnostics in the clinical community;
•	may not pursue commercialization of any diagnostics that achieve regulatory approval;
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

We also expect to rely on other third parties to store and distribute drug supply for our clinical trials and our commercial operations. Any performance failure on the part of our distributors could delay clinical development or marketing approval of our product candidates or commercialization of our products, producing additional losses and depriving us of potential product revenue.

We contract with third parties for the manufacture of tazemetostat for commercialization and clinical testing, and of any other product candidates that we develop for preclinical and clinical testing and for commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

We do not have any manufacturing facilities and rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for preclinical and clinical testing, as well as for commercial manufacture of tazemetostat and any other product candidate we develop that receive marketing approval. This reliance on third parties increases the risk that we will not have sufficient quantities of tazemetostat or any other product candidate or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

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

Tazemetostat and any other product candidate that we may develop may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us.

Any performance failure on the part of our existing or future manufacturers could delay clinical development, or marketing approval, and could adversely impact our ability to sell our approved products. We do not currently have arrangements in place for redundant supply or a second source for bulk drug substance and product. If our current contract manufacturers cannot perform as agreed, we may be required to replace such manufacturers. Although we believe that there are several potential alternative manufacturers who could manufacture tazemetostat, we may incur added costs and delays in identifying and qualifying any such replacement.

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

In the United States, the patent term of a patent that covers an FDA-approved drug may also be eligible for patent term extension, which permits patent term restoration as compensation for the patent term lost during the FDA regulatory review process. The Hatch-Waxman Act permits a patent term extension of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. Patent extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended. Similar provisions are available in Europe and other non-United States jurisdictions to extend the term of a patent that covers an approved drug. With respect to the FDA-approval of TAZVERIK for the treatment of adult and pediatric patients aged 16 years and older with metastatic or locally advanced epithelioid sarcoma not eligible for complete resection, we expect to apply for patent term extension on a patent that covers TAZVERIK. In the future, if and when any additional product candidates receive FDA approval, we expect to apply for patent term extensions on patents covering those product candidates. We intend to seek patent term extensions for any of our issued patents in any jurisdiction where they are available, however there is no guarantee that the applicable authorities will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions.

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

Our commercial success depends upon our ability, and the ability of our collaborators, to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. There is considerable intellectual property litigation in the biotechnology and pharmaceutical industries. We may become party to, or threatened with, litigation regarding intellectual property rights with respect to our products and technology. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future.  For example, with respect to tazemetostat, we are aware of U.S. patents held by a third party, which could be construed to cover tazemetostat and its use in certain clinical indications. We have preemptively requested inter partes review at the U.S. Patent and Trademark Office challenging the validity of two of such patents.

In the event that an owner of one or more of these patents were to bring an infringement action against us, we believe we have defenses that we could assert in such event, and additionally in the U.S. Patent & Trademark Office, including the invalidity of the relevant claims of such patents. However, we may not be successful in asserting these defenses, including proving invalidity, and could be found to infringe one or more of these third party patents.

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

Risks Related to Regulatory Approval of Our Product Candidates and Other Legal Compliance Matters

The marketing approval process is expensive, time-consuming and uncertain and may prevent us from obtaining approvals for the commercialization of some or all of our product candidates. If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to commercialize tazemetostat for other indications or any other of our product candidates that we develop, and our ability to generate revenue will be materially impaired.

Our product candidates, including tazemetostat, and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, export and import are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by the EMA and similar regulatory authorities outside of the United States.

In December 2019 we submitted an NDA to the FDA for tazemetostat for the treatment of relapsed and refractory FL in patients who have received at least two prior systemic therapies. Failure to obtain marketing approval for tazemetostat for this indication or any other indication or of any other product candidate will prevent us from commercializing the product candidate. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and rely on third-party clinical research organizations to assist us in this process.

Securing marketing approval requires the submission of extensive preclinical, clinical and manufacturing data and supporting information to regulatory authorities for each therapeutic indication to establish the product candidate’s safety, efficacy and quality. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Our product candidates for which we seek approval may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use. New cancer drugs frequently are indicated only for patient populations that have not responded to an existing therapy or have relapsed.

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

We received accelerated approval of tazemetostat in patients with epithelioid sarcoma and submitted an NDA for accelerated approval for tazemetostat in patients with relapsed or refractory FL who have received at least two prior systemic therapies in both EZH2 mutant and wild-type FL patient populations. In order to obtain accelerated approval, we must demonstrate that tazemetostat provides meaningful therapeutic benefit over existing treatments. In addition, as a condition of accelerated approval, we will need to perform post-marketing confirmatory trials to verify and describe the predicted effect on irreversible morbidity or mortality or other clinical endpoints, and if the studies are unsuccessful, tazemetostat may be subject to withdrawal procedures. In the case of our FL submission, if tazemetostat is approved in both EZH2 mutant and wild-type FL patient populations, the FDA could use these post-marketing studies to withdraw our approval if the confirmatory studies fail to demonstrate a clinical benefit.

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

We have announced that we have received Fast Track designation from the FDA for tazemetostat for patients with relapsed or refractory FL, relapsed or refractory DLBCL with EZH2 activating mutations, and metastatic or locally advanced epithelioid sarcoma who have progressed on or following an anthracycline-based treatment regimen. We intend to seek Fast Track designation for tazemetostat for other indications and for our other product candidates as appropriate. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA Fast Track designation. Drugs that have received Fast Track designation from the FDA are eligible for expedited development and priority review, and the opportunity for a rolling review, under certain circumstances. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure that the FDA would decide to grant it. Even if we do receive Fast Track designation, as we have for tazemetostat, we may not experience a faster development process, review or approval compared to conventional FDA procedures. We or the FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program.

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

In order to market and sell tazemetostat or any other product candidate that we may develop in the European Union and many other foreign jurisdictions, we or our third-party collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside of the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside of the United States, a product must be approved for reimbursement before the product can be approved for sale in that country. We or our third-party collaborators may not obtain approvals from regulatory authorities outside of the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside of the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market.

Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. Following protracted negotiations, the United Kingdom left the European Union on January 31, 2020.  Under the withdrawal agreement, there is a transitional period until December 31, 2020 (extendable up to two years).  Discussions between the United Kingdom and the European Union have so far mainly focused on finalizing withdrawal issues and transition agreements but have been extremely difficult to date. To date, only an outline of a trade agreement has been reached.  Much remains open but the Prime Minister has indicated that the United Kingdom will not seek to extend the transitional period beyond the end of 2020.  If no trade agreement has been reached before the end of the transitional period, there may be   significant market and economic disruption.  The Prime Minister has also indicated that the UK will not accept high regulatory alignment with the EU.

Since the regulatory framework for pharmaceutical products in the United Kingdom covering quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from European Union directives and regulations, Brexit could materially impact the future regulatory regime that applies to products and the approval of product candidates in the United Kingdom. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or European Union for our product candidates, which could significantly and materially harm our business.

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

Tazemetostat and any other product candidate for which we obtain marketing approval could be subject to post-marketing restrictions or withdrawal from the market and we may be subject to substantial penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, when and if any of them are approved.

Tazemetostat and any other product candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. As a condition of accelerated approval, the FDA may require a sponsor to perform post-marketing confirmatory study(ies) to verify and describe the predicted effect on irreversible morbidity or mortality or other clinical endpoint, and the drug may be subject to accelerated withdrawal procedures. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, including the requirement to implement a risk evaluation and mitigation strategy. New cancer drugs frequently are indicated only for patient populations that have not responded to an existing therapy or have relapsed. If tazemetostat or any other product candidate that we may develop receives marketing approval, the accompanying label may limit the approved use of our drug in this way, which could limit sales of the product.

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

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any product candidates, including tazemetostat, for which we obtain marketing approval. Our future arrangements with healthcare providers, physicians and third-party payors may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

•

the federal Anti-Kickback Statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation or arranging of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid. Several courts have interpreted the statute’s intent requirement to mean that if any one purpose of arrangement involving remuneration is to induce referrals of a federal healthcare covered business, the statue has been violated. In addition, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively, the PPACA, amended the intent requirement of the federal Anti-Kickback Statute such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it to have committed a violation. The Anti-Kickback statute is broad and prohibits many arrangements and practices that are lawful in businesses outside of the healthcare industry. Penalties for violations of the federal Anti-Kickback Statute include criminal penalties and civil sanctions such as fines, imprisonment and possible exclusion from Medicare, Medicaid and other federal healthcare programs;

•

the federal False Claims Act imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, false or fraudulent claims for payment by a federal healthcare program or making a false statement or record material to payment of a false claim or avoiding, decreasing or concealing an obligation to pay money to the federal government, with potential liability including mandatory treble damages and significant per-claim penalties, currently set at a minimum of $11,181 and a maximum of $22,363 per false claim;

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

Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. For example, European Union, or EU, member states and other foreign jurisdictions, including Switzerland, have adopted data protection laws and regulations which impose significant compliance obligations. Moreover, the collection and use of personal health data in the EU is governed by the provisions of the EU General Data Protection Regulation, or the GDPR. The GDPR, which is wide-ranging in scope, imposes several requirements relating to the control over personal data by individuals to whom the personal data relates, the information provided to the individuals, the documentation we must maintain, the security and confidentiality of the personal data, data breach notification and the use of third-party processors in connection with the processing of personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EU, provides an enforcement authority and authorizes the imposition of large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the non-compliant company, whichever is greater. The GDPR requirements apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information. The GDPR may increase our responsibility and potential liability in relation to personal data that we may process compared to prior EU law, including in clinical trials, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, which could divert management’s attention and increase our cost of doing business.

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

Efforts to ensure that our business with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. For instance, the U.S. Foreign Corrupt Practices Act, or FCPA, prohibits companies and individuals from engaging in specified activities to obtain or retain business or to influence a person working in an official capacity. Under the FCPA, it is illegal to pay, offer to pay, or authorize the payment of anything of value to any foreign government official, governmental staff members, political party or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls.

In order to comply with these laws, we have implemented a compliance program to actively identify, prevent and mitigate risk through the implementation of compliance policies and systems and by promoting a culture of compliance. Although we take our obligation to maintain our compliance with these various laws and regulations seriously and our compliance program is designed to prevent the violation of these laws and regulations, we cannot guarantee that our compliance program will be sufficient or effective, that we will be able to integrate the operations of acquired businesses into our compliance program on a timely basis, that our employees will comply with our policies and that our employees will notify us of any violation of our policies, that we will have the ability to take appropriate and timely corrective action in response to any such violation, or that we will make decisions and take actions that will necessarily limit or avoid liability for whistleblower claims that individuals, such as employees or former employees, may bring against us or that governmental authorities may prosecute against us based on information provided by individuals. If we are found to be in violation of any of the laws and regulations described above or other applicable state and federal healthcare laws, we may be subject to penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement, contractual damages, reputational harm, imprisonment, diminished profits and future earnings, exclusion from government healthcare reimbursement programs, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and/or the curtailment or restructuring of our operations, any of which could have a material adverse effect on our business, results of operations and growth prospects. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal, state and foreign healthcare laws is costly and time-consuming for our management.

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

In March 2010, the U.S. Congress PPACA, a sweeping law which included changes to the coverage and reimbursement of drug products under government healthcare programs.

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

Since enactment of the PPACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, will become effective in 2019.  Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the PPACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax.  Further, the Bipartisan Budget Act of 2018, among other things, amended the PPACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” The Congress may consider other legislation to replace elements of the PPACA during the next Congressional session.

The Trump administration has also taken executive actions to undermine or delay implementation of the PPACA. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. One Executive Order directs federal agencies with authorities and responsibilities under the PPACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the PPACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the PPACA. Several state Attorneys General filed suit to stop the Trump administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. In addition, Centers for Medicare & Medicaid Services, or CMS, has proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the PPACA for plans sold through such marketplaces. On November 30, 2018, CMS announced a proposed rule that would amend the Medicare Advantage and Medicare Part D prescription drug benefit regulations to reduce out of pocket costs for plan enrollees and allow Medicare plans to negotiate lower rates for certain drugs. Among other things, the proposed rule changes would allow Medicare Advantage plans to use preauthorization, or PA, and step therapy, or ST, for six protected classes of drugs; with certain exceptions, permit plans to implement PA and ST in Medicare Part B drugs; and change the definition of “negotiated prices” while a definition of “price concession” in the regulations. It is unclear whether these proposed changes will be accepted, and if so, what effect such changes will have on our business. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in PPACA risk corridor payments to third-party payors who argued were owed to them. This decision is under review by the U.S. Supreme Court during its current term.  The effects of this gap in reimbursement on third-party payors, the viability of the PPACA marketplace, providers, and potentially our business, are not yet known.

In addition, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the PPACA is an essential and inseverable feature of the PPACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. The Trump administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. The Trump Administration recently represented to the Court of Appeals considering this judgment that it does not oppose the lower court’s ruling.  On July 10, 2019, the Court of Appeals for the Fifth Circuit heard oral argument in this case.  On December 18, 2019, that court affirmed the lower court’s ruling that the individual mandate portion of the PPACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the PPACA. On January 21, 2020, the U.S. Supreme Court declined to review this decision on an expedited basis.  Litigation and legislation over the PPACA are likely to continue, with unpredictable and uncertain results.

Specifically, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. For example, on May 11, 2018, the Trump administration issued a plan to lower drug prices. Under this blueprint for action, the Trump administration indicated that the Department of Health and Human Services, or HHS, will: take steps to end the gaming of regulatory and patent processes by drug makers to unfairly protect monopolies; advance biosimilars and generics to boost price competition; evaluate the inclusion of prices in drug makers’ ads to enhance price competition; speed access to and lower the cost of new drugs by clarifying policies for sharing information between insurers and drug makers; avoid excessive pricing by relying more on value-based pricing by expanding outcome-based payments in Medicare and Medicaid; work to give Medicare Part D plan sponsors more negotiation power with drug makers; examine which Medicare Part B drugs could be negotiated for a lower price by Medicare Part D plans, and improving the design of the Medicare Part B Competitive Acquisition Program; update Medicare’s drug-pricing dashboard to increase transparency; prohibit Medicare Part D contracts that include “gag rules” that prevent pharmacists from informing patients when they could pay less out-of-pocket by not using insurance; and require that Medicare Part D plan members be provided with an annual statement of plan payments, out-of-pocket spending, and drug price increases. In addition, on December 23, 2019, the Trump Administration published a proposed rulemaking that, if finalized, would allow states or certain other non-federal government entities to submit importation program proposals to the FDA for review and approval. Applicants would be required to demonstrate their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers. At the same time, the FDA issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products).

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

Despite the implementation of security measures, our internal information systems and those of third parties are vulnerable to damage from computer viruses, malware, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Such systems are also vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees, our collaborators, contractors, consultants, vendors, business partners and other third parties, or from cyberattacks by malicious third parties over the Internet or through other mechanisms. Cyberattacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyberattacks could include the deployment of harmful malware, ransomware, denial of service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. Cyberattacks also could include phishing attempts or e-mail fraud to cause payments or information to be transmitted to an unintended recipient.

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

We are highly dependent on the research and development, clinical and business expertise of our executive officers as well as the other principal members of our management, scientific and clinical teams. Although we have entered into employment letter agreements with our executive officers, each of them may terminate their employment with us at any time. For instance, since January 1, 2017, we have had multiple executive officers, including among others our former Executive Vice President and Chief Financial Officer, our former Chief Business Officer, our former President of Research and Chief Scientific Officer, and our former Executive Vice President and Chief Medical Officer terminate their employment with us. We do not maintain “key person” insurance for any of our executives or other employees.

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

We expect to expand our development, regulatory, sales, marketing and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs and, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

Risks Related to Our Common Stock

Provisions in our corporate charter documents, under Delaware law and in our collaboration agreements could make an acquisition of our company, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our certificate of incorporation, our bylaws and our collaboration agreements may discourage, delay or prevent a merger, acquisition or other change in control of our company that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:

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

Our stock price has been and may in the future be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. From January 1, 2017 until February 25, 2020, the sale price of our common stock as reported on the Nasdaq Global Select Market ranged from a high of $27.82 to a low of $5.14. The market price for our common stock may be influenced by many factors, including:

•	the commercial success of tazemetostat;
•	regulatory developments with respect to tazemetostat, including with respect to our efforts to obtain approval with respect to our FL NDA;
•	the success of competitive products or technologies;
•	results of clinical trials of our product candidates or those of our competitors;
•	regulatory or legal developments in the United States and other countries;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key personnel;
•	the level of expenses related to any of our product candidates or clinical development programs;
•	the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;
•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•	variations in our financial results or the financial results of companies that are perceived to be similar to us;
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	general economic, industry and market conditions; and
•	the other factors described in this Risk Factors section.

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

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. The terms of our Loan Agreement restrict our ability to pay dividends. In addition, the terms of any future debt agreements may preclude us from paying dividends. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for our stockholders for the foreseeable future.

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

Our headquarters are located in Cambridge, Massachusetts, where we occupy approximately 43,066 square feet of office and laboratory space. The term of the lease to our Cambridge headquarters expires November 30, 2022. In addition, we occupy an additional 33,525 square feet in Cambridge, Massachusetts. The term of this lease ends on March 31, 2027, but we have an option to extend the term for one additional five-year period.

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

Our common stock is traded on the Nasdaq Global Select Market under the symbol “EPZM.” Trading of our common stock commenced on May 31, 2013, following the completion of our initial public offering. The following table sets forth the high and low sale prices per share of our common stock, as reported on the Nasdaq Global Select Market, for the periods indicated:

	Market Price
	High	Low
Year ended December 31, 2019:
Fourth quarter	$25.00	$9.74
Third quarter	$14.20	$9.89
Second quarter	$16.59	$11.23
First quarter	$14.95	$5.81
Year ended December 31, 2018:
Fourth quarter	$11.00	$5.14
Third quarter	$14.25	$8.61
Second quarter	$18.70	$12.56
First quarter	$21.40	$12.35

As of February 14, 2020, the number of holders of record of our common stock was 19. This number does not include beneficial owners whose shares are held in street name.

Dividends

We have never declared or paid cash dividends on our capital stock. We intend to retain all of our future earnings, if any, to finance the growth and development of our business. The terms of our loan agreement with BioPharma Credit Investments V (Master) LP and BioPharma Credit PLC, or the Loan Agreement, restrict our ability to pay dividends. We do not intend to pay cash dividends to our stockholders in the foreseeable future.

Stock Performance Graph

The following graph shows a comparison from December 31, 2014 through December 31, 2019 of the cumulative total return on an assumed investment of $100.00 in cash in our common stock, the Nasdaq Composite Index and the NASDAQ Biotechnology Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and NASDAQ Biotechnology Index assume reinvestment of dividends.

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

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Collaboration revenue	$23,800	$21,700	$10,000	$8,007	$2,560
Operating expenses:
Research and development	132,639	105,833	109,661	91,461	111,209
General and administrative	68,303	43,972	37,181	28,372	23,900
Total operating expenses	200,942	149,805	146,842	119,833	135,109
Operating loss	(177,142)	(128,105)	(136,842)	(111,826)	(132,549)
Other income, net	6,905	4,532	2,197	1,614	173
Income tax benefit (expense)	(58)	(57)	336	—	—
Net loss	$(170,295)	$(123,630)	$(134,309)	$(110,212)	$(132,376)
Accretion of convertible preferred stock	(2,940)	—	—	—	—
Net loss attributable to common stockholders	$(173,235)	$(123,630)	$(134,309)	$(110,212)	$(132,376)
Basic and diluted loss per share attributable to common stockholders	$(1.93)	$(1.72)	$(2.18)	$(1.93)	$(3.32)
Basic and diluted weighted average shares outstanding used in net loss per share attributable to common stockholders	89,891	71,864	61,471	57,126	39,839

	As of December 31,
	2019	2018	2017	2016	2015
	(In thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$139,482	$86,671	$226,664	$77,895	$208,323
Marketable securities	241,605	153,633	49,775	164,297	—
Total assets	424,589	275,501	289,359	252,441	217,903
Total current liabilities	34,386	37,833	24,664	21,621	18,449
Deferred revenue	3,806	17,106	28,809	28,809	30,709
Long-term debt, net of debt discount	23,309	—	—	—	—
Liability related to sale of future royalties	12,793	—	—	—	—
Total stockholders’ equity	331,137	233,009	235,371	201,700	169,532

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a biopharmaceutical company that is committed to rewriting treatment for people with cancer and other serious diseases through the discovery, development, and commercialization of novel epigenetic medicines. By focusing on the genetic drivers of disease, our science seeks to match targeted medicines with the patients who need them.

In January 2020, the U.S. Food and Drug Administration, or FDA, granted accelerated approval of TAZVERIK™ (tazemetostat) for the treatment of adult and pediatric patients aged 16 years and older with metastatic or locally advanced epithelioid sarcoma not eligible for complete resection. This approval was based on overall response rate and duration of response shown in the epithelioid sarcoma cohort of our Phase 2 trial in patients with INI1-negative tumors. The commercial launch is underway, and we have made TAZVERIK available to eligible patients and their physicians in the United States.

As part of the accelerated approval for epithelioid sarcoma, continued approval for this indication is contingent upon verification and description of clinical benefit in a confirmatory trial. To provide this confirmatory evidence to support a full approval of tazemetostat for this indication, we are conducting a global, randomized, controlled Phase 1b/3 confirmatory trial assessing TAZVERIK in combination with doxorubicin compared with doxorubicin plus placebo as a front-line treatment for epithelioid sarcoma. The safety run-in portion of the trial is underway, and we expect to advance the trial into the Phase 3 portion in 2020.

In December 2019, we submitted a New Drug Application, or NDA, to the FDA for accelerated approval of TAZVERIK for patients with relapsed or refractory follicular lymphoma, or FL, who have received at least two prior lines of systemic therapy. In February 2020, the NDA was accepted for filing by the FDA. The FDA granted priority review and has designated the application as a supplemental NDA, or sNDA, with a Prescription Drug User Fee Act, or PDUFA, target action date of June 18, 2020. Priority review is granted to investigational therapies that, if approved, may offer significant improvements in the treatment, prevention or diagnosis of a serious condition. The sNDA submission is based primarily on efficacy and safety data from the cohorts evaluating TAZVERIK as a monotherapy for patients with relapsed or refractory FL, both with and without EZH2 activating mutations, who have received two or more prior systemic therapies in our multi-cohort Phase 2 trial in patients with relapsed or refractory non-Hodgkin’s lymphoma, or NHL.

As part of our accelerated approval strategy for FL, we have initiated a single trial to provide confirmatory evidence to support a full approval submission of TAZVERIK for this indication. The trial is a global, randomized, controlled Phase 1b/3 clinical trial comparing TAZVERIK in combination with the FDA-approved chemotherapeutic-free regimen known as R2 (REVLIMID plus rituximab) compared with R2 plus placebo in FL patients who have been treated with at least one prior systemic therapy. The safety run-in portion of the trial is underway, and we expect to advance it into the Phase 3 portion in 2020.

Through our planned development efforts, our intention is to make TAZVERIK available in all lines of treatment for patients with FL. We plan to leverage the confirmatory trial to expand TAZVERIK into the second-line treatment setting. In collaboration with The Lymphoma Study Association, or LYSA, and based on clinical activity observed with TAZVERIK in combination with R-CHOP as a front-line treatment for patients with high risk diffuse large B-cell lymphoma, or DLBCL, we plan to investigate this combination as a front-line treatment for high-risk patients with FL. In addition, we are finalizing plans for investigator-sponsored studies to evaluate tazemetostat in combination with rituximab, venetoclax or BTK inhibitors for the treatment of patients with FL in the third-line or later treatment settings.

Tazemetostat is an oral, first in class, selective small molecule inhibitor of the EZH2 histone methyltransferase, or HMT, that we are developing for the treatment of a broad range of cancer types in multiple treatment settings. Tazemetostat has shown meaningful clinical activity as an investigational monotherapy in multiple cancer indications and has been generally well-tolerated across clinical trials to date. We believe tazemetostat is a “pipeline in a product” opportunity and plan to explore its utility as a monotherapy and in combinations through both company and investigator-sponsored studies in additional indications, including:

•	Lymphomas and B-cell malignancies, such as DLBCL, mantle cell lymphoma, or MCL, chronic lymphocytic leukemia, or CLL, chronic myeloid leukaemia, or CML, and others;
•	Mutationally defined solid tumors, such as chordoma, melanoma, mesothelioma, and tumors harboring an EZH2 or SWI/SNF alteration;
•	Chemotherapy or treatment-resistant tumors, such as triple-negative breast cancer, small cell lung cancer, ovarian cancer, and metastatic castration-resistant prostate cancer; and,
•	Immuno-oncology-sensitive tumors, such as colorectal cancer, bladder cancer, soft tissue sarcomas and non-small cell lung cancer.

We own the global development and commercialization rights to tazemetostat outside of Japan. Eisai Co. Ltd, or Eisai, holds the rights to develop and commercialize tazemetostat in Japan.

TAZVERIK is available to eligible patients in the United States via a specialty distribution network. To commercialize TAZVERIK for the epithelioid sarcoma indication in the United States, we have built a focused field presence and marketing capabilities. This includes an efficiently sized field-based organization of 19 individuals. We have initiated our FL launch readiness activities and are expanding our infrastructure to support the launch and marketing of tazemetostat for FL in the United States, if approved. Our sales leadership team is in place, and we have completed our hiring of our sales representatives. For geographies outside the United States, we are evaluating the most efficient path to reach patients, including through potential collaborations.

Tazemetostat is covered by claims of U.S. and European composition of matter patents, which are expected to expire in 2032, exclusive of any patent term or other extensions. Tazemetostat has been granted Fast Track designation by the FDA in patients with relapsed or refractory FL, relapsed or refractory DLBCL with EZH2 activating mutations and metastatic or locally advanced epithelioid sarcoma who have progressed on or following an anthracycline-based treatment regimen. The FDA has also granted orphan drug designation to tazemetostat for the treatment of patients with FL, malignant rhabdoid tumors, or MRT, soft tissue sarcoma, or STS, and mesothelioma. The orphan drug designation for the treatment of MRT applies to INI1-negative MRT as well as SMARCA4-negative malignant rhabdoid tumor of ovary, or MRTO.

Beyond tazemetostat, we are progressing preclinical efforts to pursue additional development candidates for our pipeline and to further support our leadership position in epigenetics.

In November 2018, we entered a strategic collaboration with Boehringer Ingelheim International GmbH, or Boehringer Ingelheim, focused on the research, development and commercialization of novel small molecule inhibitors, discovered by us, directed toward two previously unaddressed epigenetic targets as potential therapies for people with cancer. Specifically, these targets are enzymes within the helicase and histone acetyltransferase, or HAT, families that when dysregulated have been linked to the development of cancers that currently lack therapeutic options. We also have collaborations with Glaxo Group Limited (an affiliate of GlaxoSmithKline), or GSK, focused on the development of PRMT inhibitors discovered by us, and with Celgene Corporation, which was recently acquired by Bristol-Myers Squibb, and Celgene RIVOT Ltd., an affiliate of Celgene Corporation, which we collectively refer to as Celgene, focused on the development of pinometostat and small molecule inhibitors directed to three HMT targets.

Through December 31, 2019, we have raised an aggregate of $1,280.7 million to fund our operations. This included $242.1 million of non-equity funding through our collaboration agreements, $123.1 million of funding received through agreements with Royalty Pharma and Pharmakon Advisors consisting of $100.0 million in consideration received and $25.0 million for the first tranche of borrowings less debt issuance costs of $1.7 million, $839.5 million from the sale of common stock and series A Convertible Preferred Stock in our public offerings and $76.0 million from the sale of redeemable convertible preferred stock in private financings prior to our initial public offering in May 2013.

As of December 31, 2019, we had $381.1 million in cash, cash equivalents and marketable securities.

We commenced active operations in early 2008, and since inception, have incurred significant operating losses. As of December 31, 2019, our accumulated deficit totaled $757.0 million. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect our expenses to increase in connection with our ongoing activities, particularly as we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution.  In addition, we expect our expenses to increase as we fund our tazemetostat development program; make any milestone payments provided for and achieved under the amended and restated collaboration and license agreement with Eisai; continue our collaboration with Celgene; and continue research and development and initiate clinical trials of, and seek regulatory approval for, any future product candidates.

Funding Agreements with BioPharma Credit Investments V (Master) LP, BioPharma Credit PLC and RPI Finance Trust

We executed a purchase agreement with RPI on November 4, 2019, or the RPI Purchase Agreement. Pursuant to the RPI Purchase Agreement, we sold to RPI 6,666,667 shares of our common stock and a warrant to purchase up to 2,500,000 shares of our common stock at an exercise price of $20.00 per share, or the Warrant.  We also sold our rights to receive royalties from Eisai with respect to net sales by Eisai of tazemetostat products in Japan, or the Japan Royalty, pursuant to the amended and restated collaboration and license agreement between us and Eisai, dated as of March 12, 2015, or the Eisai License Agreement. In consideration for the sale of shares of our common stock, the Warrant and the Japan Royalty, RPI paid us $100.0 million upon the closing of the RPI Purchase Agreement in November 2019. In addition, RPI agreed, in connection with RPI’s acquisition from Eisai of the right to receive royalties from us under the Eisai License Agreement, to reduce our royalty obligation by low single digits upon the achievement of specified annual net sales levels. We also had the option to sell to RPI $50.0 million of shares of common stock for an 18-month period beginning November 4, 2019, or the Put Option.  On February 11, 2020, we sold 2,500,000 shares of common stock to RPI for an aggregate of $50.0 million in proceeds at a sale price of $20.00 per share of common stock pursuant to the Put Option.

On November 4, 2019, we also entered into a Loan Agreement with BioPharma Credit PLC, or the Collateral Agent, and BioPharma Credit Investments V (Master) LP, or the Lenders, providing for up to $70.0 million in secured term loans to be advanced in up to three tranches, or the Loan Agreement. We may borrow $25.0 million under each of the first two tranches and $20.0 million under the third tranche. We also have the right to request up to an additional $300.0 million in secured term loans, subject to the approval of BioPharma Credit Investments V (Master) LP and BioPharma Credit PLC, following FDA approval of tazemetostat for the treatment of FL in the United States, provided that we have not prepaid any outstanding term loans at the time of such request and such request is made before November 18, 2021.

On November 18, 2019, we borrowed the first tranche of $25.0 million, or the Tranche A Loan. Our right to borrow, and the Lenders’ obligation to lend, under the second tranche is subject to FDA approval of tazemetostat for the treatment of epithelioid sarcoma in the United States, among other closing conditions. Our right to borrow, and the Lenders’ obligation to lend, under the third tranche is subject to FDA approval of tazemetostat for the treatment of FL in the United States, among other closing conditions. Unless the conditions are satisfied and the amounts are borrowed prior to such dates, the Lenders’ obligation to lend funds under the second tranche will expire on March 31, 2020, and the Lenders’ obligation to lend funds under the third tranche will expire on December 31, 2020. We expect to borrow the second tranche of $25.0 million in March 2020 in conjunction with the Eisai milestone payment that was triggered upon receipt of FDA approval of our NDA of tazemetostat for the treatment of epithelioid sarcoma.

Under the terms of the Loan Agreement, we are required to make quarterly interest only payments following the closing of Tranche A Loan and eight equal quarterly payments of principal starting February 28, 2023 through November 18, 2024. Interest rates for the term loans will be determined by reference to a Eurodollar rate plus 7.75% above such Eurodollar rate. The Eurodollar rate will have a 2.00% floor. The term loans will be due in eight equal quarterly principal payments commencing on the first business day on or following the 39th month anniversary of November 18, 2019. All accrued and unpaid interest under any tranches actually borrowed will be due and payable on the 60th month anniversary of November 18, 2019. We may prepay the term loans before maturity in whole or in part. If we prepay any term loan, in whole or in part, during the first 36 months after November 18, 2019, then we must pay a prepayment premium equal to the greater of the amount of interest that would have accrued on the principal amount to be prepaid in the absence of any prepayment and a premium equal to 0.03 multiplied by the principal amount to be prepaid. If we prepay a term loan, in whole or in part, between the 36th month and 48th month after November 18, 2019, then we must pay a prepayment premium equal to 0.02 multiplied by the after amount to be prepaid. If we prepay a term loan, in whole or in part, between the 48th month and 60th month from November 18, 2019, then we must pay a prepayment premium equal to 0.01 multiplied by the principal amount to be prepaid.

The obligations under the Loan Agreement are secured by a first priority security interest in and a lien on substantially all of our assets, subject to certain exceptions.

The Loan Agreement contains certain customary representations and warranties, affirmative and negative covenants and events of default applicable to us and our subsidiaries. We will be required to comply at all times with a minimum liquidity financial covenant. If an event of default occurs and is continuing, the Collateral Agent may, among other things, accelerate the loans and foreclose on the collateral.

Collaborations

Refer to Item 1, Business--Our Collaborations and Note 10, Collaborations, of the notes to our consolidated financial statements in Item 15 of this Annual Report on Form 10-K for a description of the key terms of our arrangements with Boehringer Ingelheim, Eisai, Celgene and GSK, as well as the related accounting and revenue recognition considerations.

Results of Operations for the Years Ended December 31, 2019, 2018 and 2017

Collaboration Revenue

The following is a comparison of collaboration revenue for the years ended December 31, 2019, 2018, and 2017:

	Year Ended December 31,
	2019	2018	Change	%
	(In millions)
Collaboration revenue	$23.8	$21.7	$2.1	9.7%

	Year Ended December 31,
	2018	2017	Change	%
	(In millions)
Collaboration revenue	$21.7	$10.0	$11.7	117.0%

Our revenue during the periods consisted of collaboration revenue, including amounts recognized from deferred revenue related to upfront payments for licenses or options to obtain licenses in the future, research and development services revenue earned and milestone payments earned under collaboration and license agreements with our collaboration partners.

The following tables summarize our collaboration revenue, by collaboration partner, for the years ended December 31, 2019, 2018, and 2017:

	Year Ended December 31,
	2019	2018	Change	%
	(In millions)
Collaboration Partner

GSK:	$—	$20.0	$(20.0)	-100.0%

BI:	23.8	1.7	22.1	1300.0%
	$23.8	$21.7	$2.1	9.7%

	Year Ended December 31,
	2018	2017	Change	%
	(In millions)
Collaboration Partner

GSK:	$20.0	$10.0	$10.0	100.0%

BI:	1.7	—	1.7	100.0%
	$21.7	$10.0	$11.7	117.0%

Collaboration revenue for the year ended December 31, 2019 increased $2.1 million as compared to the year ended December 31, 2018, primarily as a result of $23.8 million related to milestones and services under our agreement with Boehringer Ingelheim, as compared to the achievement of a $12.0 million milestone and a $8.0 million milestone under our agreement with GSK and $1.7 million related to the commencement of services under our agreement with Boehringer Ingelheim during 2018. Collaboration revenue for the year ended December 31, 2018 increased $11.7 million as compared to the year ended December 31, 2017, primarily as a result of the achievement of a $12.0 million milestone and a $8.0 million milestone under our agreement with GSK and $1.7 million related to the commencement of services under our agreement with Boehringer Ingelheim during 2018 as compared to the achievement of a $10.0 million milestone under our agreement with GSK in 2017.

GSK. Under the agreement, we have received and recognized collaboration revenue totaling $89.0 million, consisting of upfront payments, fixed research funding, research and development services and preclinical and research milestone payments. As of December 31, 2019, for the two remaining targets, we are eligible to receive up to $50.0 million in clinical development milestone payments, up to $197.0 million in regulatory milestone payments and up to $128.0 million in sales-based milestone payments. As a result of the termination of the agreement as it relates to the third target, we will receive no additional payments related to that target. In addition, GSK is required to pay us royalties, at percentages from the mid-single digits to the low double-digits, on a licensed product-by-licensed product basis, on worldwide net product sales, subject to reduction in specified circumstances. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, we may not receive any additional milestone payments or royalty payments from GSK. GSK became solely responsible for development and commercialization for each licensed target in the collaboration when the research term ended on January 8, 2015.

Boehringer Ingelheim. In the years ended December 31, 2019 and 2018, we recognized $23.8 million and $1.7 million, respectively, in collaboration revenue as part of our Boehringer Ingelheim collaboration. Under the agreement we received $15.0 million in an upfront payment from Boehringer Ingelheim for our license to inhibitor technology of two undisclosed targets and $5.0 million in research funding in 2019. The revenue was recognized as we performed research services through the end of 2019. The research period expired on December 31, 2019, as Boehringer Ingelheim did not elect to extend the research period through December 31, 2020, and any future revenue will be related to milestone payments.

Celgene. In the years ended December 31, 2019, 2018, and 2017, no collaboration revenue was recognized as part of our Celgene collaboration.

As of December 31, 2019, we have total deferred revenue of $3.8 million in noncurrent liabilities on our consolidated balance sheet related to our Celgene collaboration, attributable to options for the non-pinometostat targets that are subject to the collaboration.

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

The following is a comparison of research and development expenses for the years ended December 31, 2019, 2018, and 2017:

	Year Ended December 31,
	2019	2018	Change	%
	(In millions)
Research and development	$132.6	$105.8	$26.8	25.4%

	Year Ended December 31,
	2018	2017	Change	%
	(In millions)
Research and development	$105.8	$109.7	$(3.9)	-3.6%

During the year ended December 31, 2019, total research and development expenses increased by $26.8 million compared to the year ended December 31, 2018, primarily due to the payment of $20.0 million in clinical development milestones to Eisai, increases in tazemetostat manufacturing costs and the buildout of our regulatory and late stage development groups, offset by decreases in clinical trial expenses.

During the year ended December 31, 2018 total research and development expenses decreased by $3.9 million compared to the year ended December 31, 2017, primarily due to decreases in our discovery research activities due to a greater focus on our most advanced programs and decreases in clinical trial expenses, offset by greater tazemetostat manufacturing costs.

The following table illustrates the components of our research and development expenses:

	Year Ended December 31,
Product Program	2019	2018	Change	%
	(In millions)
External research and development expenses:
Tazemetostat and related EZH2 programs	$67.8	$49.5	18.3	37.0%
Pinometostat and related DOT1L programs	0.3	0.0	0.3	100.0
Discovery and preclinical stage product programs, collectively	18.7	16.0	2.7	16.9
Unallocated personnel and other expenses	45.8	40.3	5.5	13.6
Total research and development expenses	$132.6	$105.8	$26.8	25.3%

	Year Ended December 31,
Product Program	2018	2017	Change	%
	(In millions)
External research and development expenses:
Tazemetostat and related EZH2 programs	$49.5	$54.2	$(4.7)	-8.7%
Pinometostat and related DOT1L programs	0.0	0.8	(0.8)	-100.0
Discovery and preclinical stage product programs, collectively	16.0	17.9	(1.9)	-10.6
Unallocated personnel and other expenses	40.3	36.8	3.5	9.5
Total research and development expenses	$105.8	$109.7	$(3.9)	-3.6%

External research and development costs include external manufacturing costs related to the acquisition of active pharmaceutical ingredient and manufacturing of clinical drug supply, ongoing clinical trial costs, discovery and preclinical research in support of the tazemetostat program and expenses associated with our companion diagnostic program.

External research and development expenses for tazemetostat and related EZH2 programs increased $18.3 million for the year ended December 31, 2019 compared to the year ended December 31, 2018. The increase in tazemetostat related spending in the year ended December 31, 2019 related to greater tazemetostat manufacturing costs and the build out of our regulatory and late stage development groups, offset by decreases in clinical trial expenses.

External research and development expenses for tazemetostat and related EZH2 programs decreased $4.7 million for the year ended December 31, 2018 compared to the year ended December 31, 2017. The decrease in tazemetostat related spending in the year ended December 31, 2018 is primarily a result of decreased clinical spending as a result of the partial clinical holds on the enrollment of new patients in the United States, France and Germany, offset by an increase in tazemetostat manufacturing costs.

External research and development expenses for pinometostat and related DOT1L programs for the year ended December 31, 2019 increased $0.3 million compared to the year ended December 31, 2018. The costs incurred in the year ended December 31, 2019 were primarily associated with costs attributed to the CRADA with the NCI to evaluate pinometostat in clinical trials in a variety of hematologic malignancies and solid tumors. There were no costs incurred related to pinometostat in 2018.

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

External research and development expenses for discovery and preclinical stage product programs increased $2.7 million for the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily related to increased development activities related to our G9a preclinical program, offset by reduced spending for discovery research activities. External research and development expenses for discovery and preclinical stage product programs decreased $1.9 million for the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily related to decreased spending for discovery research activities, offset by increased development activities related to our G9a preclinical program.

Unallocated personnel and other expenses are comprised of compensation expenses for our full-time research and development employees and other general research and development expenses. Unallocated personnel and other expenses for the year ended December 31, 2019 increased $5.5 million compared to the year ended December 31, 2018. The increase is a result of the allocation of expenses to projects and increases in facilities and equipment related expenses offset by an increase in unallocated personnel costs. Unallocated personnel and other expenses for the year ended December 31, 2018 increased $3.5 million compared to the year ended December 31, 2017. The increase in unallocated personnel and other expenses was primarily due to growth in our internal development functions and the associated third-party costs to support tazemetostat and the anticipated submission of our first NDA in the second quarter of 2019.

We expect research and development expenses will increase in 2020, as we increase our clinical trial activity for tazemetostat and utilize our drug discovery platform to progress preclinical efforts and pursue additional development candidates to expand our pipeline.

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

The following is a comparison of general and administrative expenses for the years ended December 31, 2019, 2018, and 2017:

	Year Ended December 31,
	2019	2018	Change	%
	(In millions)
General and administrative	$68.3	$44.0	$24.3	55.2%

	Year Ended December 31,
	2018	2017	Change	%
	(In millions)
General and administrative	$44.0	$37.2	$6.8	18.3%

For the year ended December 31, 2019, our general and administrative expenses increased $24.3 million compared to the year ended December 31, 2018, primarily due to increased pre-commercialization activities, including the build out of our medical affairs and commercial organizations, and increased personnel related expenses. For the year ended December 31, 2018, our general and administrative expenses increased $6.8 million compared to the year ended December 31, 2017, primarily due to an increase in medical affairs and commercial costs as a result of organizational development in preparation for commercialization of tazemetostat.

We expect that general and administrative expenses will increase in 2020, as we continue to increase our commercial activities for tazemetostat.

Other Income, Net

The following is a comparison of other income, net for the years ended December 31, 2019, 2018, and 2017:

	Year Ended December 31,
	2019	2018	Change	%
	(In millions)
Other income, net
Interest income	$7.4	$4.6	$2.8	60.9%
Interest expense	(0.3)	—	(0.3)	100
Other (expense) income, net	—	—	—	0.0
Non-cash interest expense related to sale of future royalties	(0.2)	—	(0.2)	100
Other income, net	$6.9	$4.6	$2.3	50.2%

	Year Ended December 31,
	2018	2017	Change	%
	(In millions)
Other income, net
Interest income	$4.6	$2.2	$2.4	109.1%
Interest expense	—	—	—	0.0
Other income, net	—	—	—	0.0
Other income, net	$4.6	$2.2	$2.4	109.1%

Other income, net consists of interest income earned on our cash equivalents and marketable securities, net of imputed interest expense paid under our capital lease obligation. Other income is mainly comprised of interest income, which increased $2.8 million for the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to active management of our investment portfolio, an increase in investment yields, and an increased cash balance as a result of the public offering that we conducted in March 2019, the RPI Purchase Agreement and the Loan Agreement. The increase in interest income was offset by non-cash interest expense of $0.2 million related to the sale of future royalties and interest expense of $0.3 million incurred under our long-term debt agreement. Interest income increased $2.4 million for the year ended December 31, 2018 compared to the year ended December 31, 2017, primarily due to active management of our investment portfolio, an increase in investment yields, and an increased cash balance as a result of the public offering that we conducted in October 2018.

Income Tax Benefit

We evaluated the expected recoverability of our net deferred tax assets as of December 31, 2019 and 2018, and determined that, with the exception of the deferred tax asset related to alternative minimum tax, or AMT, credits, there was insufficient positive evidence to support the recoverability of these net deferred tax assets. The AMT credit becomes refundable no later than 2022 under the Tax Cuts and Jobs Act, and as such, the related deferred tax asset will be able to be realized. The corresponding valuation allowance of $368,000 was reversed as of December 31, 2017 and recognized as a tax benefit. As of December 31, 2018, $184,000 of the deferred tax asset was reclassified to an income tax receivable. Fifty percent of the remaining AMT credit is refundable with the filing of the 2019 tax return. As such, as of December 31, 2019, $92,000 of the deferred tax asset was reclassified to an income tax receivable. There was no tax benefit or provision as a result of the asset reclassification on the balance sheet.

Liquidity and Capital Resources

Through December 31, 2019, we have raised an aggregate of $1,280.7 million to fund our operations, of which $242.1 million was non-equity funding through our collaboration agreements, $123.1 million was from funding received through agreements with Royalty Pharma and Pharmakon Advisors consisting of $100.0 million in consideration received and $25.0 million for the first tranche of borrowings less debt issuance costs of $1.7 million, $839.5 million was from the sale of common stock and series A Convertible Preferred Stock in our public offerings and $76.0 million was from the sale of redeemable convertible preferred stock in private financings prior to our initial public offering in May 2013. As of December 31, 2019, we had $381.1 million in cash, cash equivalents and marketable securities.

In November 2019, we raised approximately $123.1 million from the sale to RPI of 6,666,667 shares of our common stock, the Warrant and the Japan Royalty for, as well as from proceeds of the Tranche A Loan borrowings under the Loan Agreement. On February 11, 2020, we sold 2,500,000 shares of common stock to RPI for an aggregate of $50.0 million in proceeds at a sale price of $20.00 per share of common stock pursuant to the Put Option.

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

Because our product candidates are in various stages of clinical and preclinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates or whether, or when, we may achieve profitability. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity or debt financings and collaboration arrangements. Except for any obligations of our collaborators to make license, milestone or royalty payments under our agreements with them, and amounts available to us under the Loan Agreement with BioPharma Credit Investments V (Master) LP and BioPharma Credit PLC, which are subject to certain conditions, we do not have any committed external sources of liquidity. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interest of our stockholders may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise any additional funds that may be needed through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Outlook

Based on our current operating plan, we expect that our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operating expenses and capital expenditure requirements into 2022, without giving effect to any potential option exercise fees or milestone payments we may receive under our collaboration agreements. We have based this estimate on assumptions that may prove to be wrong, particularly as the process of testing product candidates in clinical trials is costly and the timing of progress in these trials is uncertain. As a result, we could use our capital resources sooner than we expect.

Cash Flows

The following is a summary of cash flows for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	Change	%
	(In millions)
Net cash used in operating activities	$(147.2)	$(121.6)	$(25.6)	21.0%
Net cash (used in) provided by investing activities	(85.3)	(102.6)	17.3	-16.8
Net cash provided by financing activities	286.3	84.2	202.1	240.0

	Year Ended December 31,
	2018	2017	Change	%
	(In millions)
Net cash used in operating activities	$(121.6)	$(120.4)	$(1.2)	1.0%
Net cash provided by (used in) investing activities	(102.6)	113.3	(215.9)	190.6
Net cash provided by financing activities	84.2	155.9	(71.7)	46.0

Net Cash Used in Operating Activities

Net cash used in operating activities was $147.2 million during the year ended December 31, 2019 compared to $121.6 million during the year ended December 31, 2018. The increase in net cash used in operating activities primarily relates to the increase in net loss in the period compared to 2018, and a net increase in non-cash stock-based compensation, which was partially offset by changes in working capital and a decrease in net depreciation and amortization.

Net cash used in operating activities was $121.6 million during the year ended December 31, 2018 compared to $120.4 million during the year ended December 31, 2017. The increase in net cash used in operating activities primarily relates to the decrease in net loss in the period compared to 2017, and a net increase in non-cash stock-based compensation, which was partially offset by a decrease in net depreciation and amortization and changes in working capital. The most significant items affecting working capital in the year ended December 31, 2018 includes accounts receivable related to the milestone revenue recognized under the GSK agreement and current deferred revenue associated with the BI Agreement.

Net Cash Used in Investing Activities

Net cash used in investing activities during the year ended December 31, 2019 reflects $505.0 million of purchases of available for sale securities and $0.6 million of purchases of property and equipment, offset by maturities/sales of available for sale securities of $420.3 million.

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

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $286.3 million during the year ended December 31, 2019 primarily reflects net cash received during the period of $123.1 million in the aggregate received through the RPI Purchase Agreement with RPI and the Loan Agreement with BioPharma Credit Investments V (Master) LP and BioPharma Credit PLC, net cash received from the sale of common stock of $123.0 million and net cash received from the sale of convertible preferred stock of $37.4 million, as well as cash received from stock option exercises.

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

Contractual Obligations and Contingent Liabilities

The following summarizes our significant contractual obligations as of December 31, 2019:

Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(In thousands)
Lease obligations	$29,718	$4,512	$15,510	$9,172	$524
Long-term debt obligations	25,000	—	12,500	12,500	—
Total obligations	$54,718	$4,512	$28,010	$21,672	$524

In addition to commitments under leasing arrangements described in the table above and in Note 8, Leases to the financial statements in Item 15 of this Annual Report on Form 10-K, we have committed to fund the remaining $4.4 million of development costs payable to Roche Molecular upon certain development and regulatory milestones, under our amended companion diagnostic agreement with Roche Molecular. We expect these remaining development costs to be incurred and paid through 2020.

In addition, the contractual obligations table does not include potential future milestones or royalties that we may be required to make under license and collaboration agreements, including potential future milestones or royalties payable to Eisai under the amended collaboration and license agreement, due to the uncertainty of events requiring payment under these agreements.  Under the amended collaboration and license agreement with Eisai, we agreed to pay up to $50.0 million in regulatory milestone payments, including a $25.0 million milestone payment upon regulatory approval of the first NDA or MAA, and a $25.0 million milestone payment upon regulatory approval of the NDA or MAA for the second indication, and royalties at a percentage in the mid-teens on worldwide net sales of any EZH2 product, excluding net sales in Japan. In February 2020, we paid the first $25.0 million milestone payment upon regulatory approval of tazemetostat for epithelioid sarcoma.

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

For a complete discussion of accounting for collaboration revenues, see Note 10, Collaborations, in the accompanying Notes to Consolidated Financial Statements included in Item 15. of Part IV of this Annual Report on Form 10-K.

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

Liability Related to Sale of Future Royalties

We treat the liability related to sale of future royalties as a debt financing, as we have significant continuing involvement in the generation of the cash flows, to be amortized to interest expense using the effective interest rate method over the life of the related royalty stream.

The liability related to sale of future royalties and the related interest expense are based on our current estimates of future royalties expected to be paid over the life of the arrangement. We will periodically assess the expected royalty payments using a combination of internal projections and forecasts from external sources. To the extent our future estimates of royalty payments are greater or less than previous estimates or the estimated timing of such payments is materially different than its previous estimates, we will prospectively recognize related non-cash interest expense.

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

Based on our current operating plan, we expect that our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operating expenses and capital expenditure requirements into 2022, without giving effect to any potential option exercise fees or milestone payments we may receive under our collaboration agreements.

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

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2019, we had cash equivalents and available for sale securities of $381.1 million consisting of money market funds, corporate bonds, commercial paper and government-related obligations. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. We estimate that a hypothetical 100-basis point change in market interest rates would impact the fair value of our investment portfolio as of December 31, 2019 by $1.2 million.

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

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2019. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2019, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our management including our principal executive officer and principal financial officer by others, particularly during the period in which this report was prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework (2013). Based on its assessment, management believes that, as of December 31, 2019, our internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, our independent registered public accounting firm has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of the audit, has issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2019, which report is included herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Epizyme, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Epizyme, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Epizyme, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 27, 2020 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Boston, Massachusetts

February 27, 2020

Changes in Internal Control Over Financial Reporting

We entered into the RPI Purchase Agreement as of November 4, 2019. As a result, we made the following significant modifications to our internal control over financial reporting, including changes to accounting policies and procedures, operational processes, and documentation practices:

•	updated our policies and procedures related to liabilities related to the sale of future royalties and added documentation processes related to accounting for the RPI Purchase Agreement;
•	modified our review controls to take into account the new accounting policy; and
•	added controls to address related disclosures.

Other than the items described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information regarding our directors, including the audit committee and audit committee financial experts, and executive officers and compliance with Section 16(a) of the Exchange Act will be included in our 2020 Proxy Statement and is incorporated herein by reference.

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

The information required by this item regarding executive compensation will be included in our 2020 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item regarding security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans will be included in our 2020 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item regarding certain relationships and related transactions and director independence will be included in our 2020 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this item regarding principal accounting fees and services will be included in our 2020 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a)	The following documents are included in this Annual Report on Form 10-K:
1.	The following Report and Consolidated Financial Statements of the Company are included in this Annual Report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations and Comprehensive Loss

Consolidated Statements of Cash Flows

Consolidated Statements of Stockholders’ Equity

Notes to Consolidated Financial Statements

2.	All financial schedules have been omitted because the required information is either presented in the consolidated financial statements or the notes thereto or is not applicable or required.
3.	Exhibits:

Exhibit Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of the Registrant (1)

3.2	Amended and Restated Bylaws of the Registrant (2)

4.1	Form of Series A Preferred Stock Certificate (22)

4.2	Amended and Restated Investor Rights Agreement dated as of April 2, 2012 (4)

4.3	Certificate of Designation of Series A Convertible Preferred Stock of the Company (22)

4.4	Description of Securities of the Registrant (25)

10.1+	2008 Stock Incentive Plan (4)

10.2+	Form of Incentive Stock Option Agreement under 2008 Stock Incentive Plan (4)

10.3+	Form of Nonstatutory Stock Option Agreement under 2008 Stock Incentive Plan (4)

10.4+	Form of Restricted Stock Agreement under 2008 Stock Incentive Plan (4)

10.5+	2013 Stock Incentive Plan (2)

10.6+	Form of Incentive Stock Option Agreement under 2013 Stock Incentive Plan (2)

10.7+	Form of Nonstatutory Stock Option Agreement under 2013 Stock Incentive Plan (2)

10.8+	Form of Restricted Stock Agreement under 2013 Stock Incentive Plan (2)

10.9+	Form of Restricted Stock Unit Agreement under 2013 Stock Incentive Plan (21)

10.10+	2013 Employee Stock Purchase Plan (2)

10.11+	Executive Severance and Change in Control Plan (21)

10.12+	Employment Offer Letter dated between the Registrant and Robert Bazemore, dated August 5, 2015 (12)

10.13+	Employment Offer Letter between the Company and Matthew E. Ros, dated April 15, 2016 (15)

10.14+	Employment Offer Letter between the Registrant and Paolo Tombesi, dated July 1, 2019 (23)

10.15+	Employment Offer Letter between the Company and Shefali Agarwal, dated June 18, 2018 (20)

10.16	Form of Director and Officer Indemnification Agreement (2)

10.17†	Collaboration and License Agreement dated as of April 1, 2011 by and between the Registrant and Eisai Co., Ltd. (3)

10.18†	License and Collaboration Agreement dated as of April 2, 2012 by and between the Registrant and Celgene International Sàrl and Celgene Corporation (3)

10.19†	Companion Diagnostics Agreement dated as of December 18, 2012 between the Registrant and Eisai Co., Ltd. on the one side and Roche Molecular Systems, Inc. on the other side (3)

10.20†	First Amendment to the Companion Diagnostics Agreement dated October 23, 2013 between the Registrant and Eisai Co. Ltd. on the one side and Roche Molecular Systems, Inc. on the other side (6)

10.21†	Second Amendment to the Companion Diagnostics Agreement dated November 16, 2015 between the Registrant and Eisai Co. Ltd. on the one side and Roche Molecular Systems, Inc. on the other side (14)

10.22†	Third Amendment to the Companion Diagnostics Agreement dated March 7, 2018 between the Registrant and Eisai Co. Ltd. on the one side and Roche Molecular Systems, Inc. on the other side (19)

Exhibit Number	Description of Exhibit
10.23	Letter Agreement by and between the Registrant and Eisai Co., Ltd. dated as of December 21, 2012 relating to Companion Diagnostics Agreement (4)

10.24	Amended and Restated Letter Agreement dated as of March 12, 2015 by and between the Registrant and Eisai Co., Ltd. relating to the Companion Diagnostics Agreement (11)

10.25†	Amended and Restated Collaboration and License Agreement dated as of March 12, 2015, by and between the Registrant and Eisai Co. Ltd. (11)

10.26	Lease Agreement dated as of June 15, 2012 between the Registrant and ARE-TECH Square, LLC (4)

10.27	Non-Employee Director Compensation Program (23)

10.28	First Amendment to Lease Agreement dated as of September 30, 2013 between the Registrant and ARE-TECH Square, LLC (5)

10.29	Second Amendment to Lease Agreement dated as of May 18, 2016 between the Registrant and ARE-TECH Square, LLC (16)

10.30†	Amended and Restated Collaboration and License Agreement dated as of July 8, 2015 by and between the Registrant and Celgene Corporation and Celgene RIVOT Ltd. (13)

10.31†	Collaboration and License Agreement dated as of January 8, 2011 by and between the Registrant and Glaxo Group Limited (3)

10.32†	Amendment to Collaboration and License Agreement dated as of July 23, 2013 by and between the Registrant and Glaxo Group Limited (7)

10.33†	Amendment to Collaboration and License Agreement dated as of February 24, 2014 by and between the Registrant and Glaxo Group Limited (8)

10.34†	Amendment to Collaboration and License Agreement dated as of March 18, 2014 by and between the Registrant and Glaxo Group Limited (8)

10.35†	Amendment to Collaboration and License Agreement dated as of April 17, 2014 by and between the Registrant and Glaxo Group Limited (9)

10.36†	Amendment to Collaboration and License Agreement dated as of October 1, 2014 by and between the Registrant and Glaxo Group Limited (10)

10.37	Third Amendment to Lease Agreement, entered into May 25, 2017 and effective May 18, 2017, by and between the Company and ARE-TECH Square, LLC (18)

10.38	Fourth Amendment to Lease Agreement, entered into May 25, 2017 and effective May 18, 2017, by and between the Company and ARE-TECH Square, LLC (18)

10.39☐	Collaboration Agreement dated as of November 14, 2018 by and between the Registrant and Boehringer Ingelheim International GmbH (21)

10.41†

Fourth Amendment to the Companion Diagnostics Agreement dated July 26, 2019 between the Registrant and Eisai Co. Ltd. on the one side and Roche Molecular Systems, Inc. and Roche Sequencing Solutions, Inc. on the other side. (24)

10.42	Lease Agreement dated as of August 16, 2019 by and between the Registrant and BMR-Hampshire LLC. (24)

10.43	Loan Agreement dated as of November 4, 2019 by and between the Registrant and BioPharma Credit Investments V (Master) LP and BioPharma Credit PLC (25)

10.44	Guaranty and Security Agreement dated as of November 18, 2019 by and between the Registrant and BioPharma Credit PLC (25)

Exhibit Number	Description of Exhibit
10.45☐	Purchase Agreement dated as of November 4, 2019 by and between the Registrant and RPI Finance Trust (25)

10.46	Warrant Agreement dated as of November 4, 2019 by and between the Registrant and RPI Finance Trust (25)

21.1	Subsidiaries of the Registrant (4)

23.1	Consent of Ernst & Young LLP (25)

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (25)

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (25)

32.1

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by Robert B. Bazemore, President and Chief Executive Officer of the Company, and Paolo Tombesi, Chief Financial Officer of the Company. (25)

101

The following financial statements formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Net Income, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Changes in Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+	Management compensatory agreement.
†	Confidential treatment has been granted as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.
☐	Confidential treatment requested as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.
(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-35945) filed with the Securities and Exchange Commission on June 7, 2013.
(2)	Incorporated by reference to the Registration Statement on Form S-1/A (File No. 333-187892) filed with the Securities and Exchange Commission on April 26, 2013.
(3)	Incorporated by reference to the Registration Statement on Form S-1/A (File No. 333-187982) filed with the Securities and Exchange Commission on May 13, 2013.
(4)	Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-187982) filed with the Securities and Exchange Commission on April 18, 2013.
(5)	Incorporated by reference to the Quarterly Report on Form 10-Q (File No. 001-35945) filed with the Securities and Exchange Commission on October 23, 2013.

(6)	Incorporated by reference to the Registration Statement on Form S-1 (File No. 333-193569) filed with the Securities and Exchange Commission on January 27, 2014.
(7)	Incorporated by reference to the Registration Statement on Form S-1/A (File No. 333-193569) filed with the Securities and Exchange Commission on January 28, 2014.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-35945) filed with the Securities and Exchange Commission on April 22, 2014.
(9)	Incorporated by reference to the Quarterly Report on Form 10-Q (File No. 001-35945) filed with the Securities and Exchange Commission on May 14, 2014.
(10)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-35945) filed with the Securities and Exchange Commission on March 12, 2015.
(11)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-35945) filed with the Securities and Exchange Commission on March 16, 2015.
(12)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-35945) filed with the Securities and Exchange Commission on August 6, 2015.
(13)	Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-35945) filed with the Securities and Exchange Commission on August 6, 2015.
(14)	Incorporated by reference to the Registrant’s Annual Report on Form 10-K (File No. 001-35945) filed with the Securities and Exchange Commission on March 9, 2016.
(15)	Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-35945) filed with the Securities and Exchange Commission on May 6, 2016.
(16)	Incorporated by reference to the Quarterly Report on Form 10-Q (File No. 001-35945) filed with the Securities and Exchange Commission on August 8, 2016.
(17)	Incorporated by reference to the Annual Report on Form 10-K (File No. 001-35945) filed with the Securities and Exchange Commission on March 3, 2017.
(18)	Incorporated by reference to the Current Report on Form 8-K (File No. 001-35945) filed with the Securities and Exchange Commission on May 30, 2017.
(19)	Incorporated by reference to the Quarterly Report on Form 10-Q (File No. 001-35945) filed with the Securities and Exchange Commission on May 8, 2018.
(20)	Incorporated by reference to the Quarterly Report on Form 10-Q (File No. 001-35945) filed with the Securities and Exchange Commission on November 2, 2018
(21)	Incorporated by reference to the Annual Report on Form 10-K (File No. 001-35945) filed with the Securities and Exchange Commission on February 26, 2019.
(22)	Incorporated by reference to the Current Report on Form 8-K (File No. 001-35945) filed with the Securities and Exchange Commission on March 7, 2019.
(23)	Incorporated by reference to the Quarterly Report on Form 10-Q (File No. 001-35945) filed with the Securities and Exchange Commission on August 9, 2019.
(24)	Incorporated by reference to the Quarterly Report on Form 10-Q (File No. 001-35945) filed with the Securities and Exchange Commission on October 31, 2019.
(25)	Filed with this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Epizyme, Inc.

By:	/s/ Robert B. Bazemore
Robert B. Bazemore
President and Chief Executive Officer

Dated: February 27, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Robert B. Bazemore	President, Chief Executive Officer, Director	February 27, 2020
Robert B. Bazemore	(Principal Executive Officer)

/s/ Paolo Tombesi	Chief Financial Officer	February 27, 2020
Paolo Tombesi	(Principal Financial Officer)

/s/ Joseph Beaulieu	Corporate Controller and Treasurer	February 27, 2020
Joseph Beaulieu	(Principal Accounting Officer)

/s/ Andrew R. Allen	Director	February 27, 2020
Andrew R. Allen, M.D., Ph.D.

/s/ Kenneth Bate	Director	February 27, 2020
Kenneth Bate

/s/ Grant Bogle	Director	February 27, 2020
Grant Bogle

/s/ Kevin T. Conroy	Director	February 27, 2020
Kevin T. Conroy

/s/ Michael Giordano	Director	February 27, 2020
Michael Giordano, M.D.

/s/ Carl Goldfischer	Director	February 27, 2020
Carl Goldfischer, M.D.

/s/ Pablo Legorreta	Director	February 27, 2020
Pablo Legorreta

/s/ David M. Mott	Director	February 27, 2020
David M. Mott

/s/ Richard F. Pops	Director	February 27, 2020
Richard F. Pops

/s/ Victoria Richon	Director	February 27, 2020
Victoria Richon

EPIZYME, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Epizyme, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Epizyme, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2020, expressed an unqualified opinion thereon.

Adoption of New Accounting Standards

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and the related amendments and changed its method of accounting for revenue in 2018 due to the adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), and the related amendments.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Accrued and Prepaid Clinical Trial Expenses
Description of the Matter

The Company’s total accrued expenses were $22.5 million at December 31, 2019, which included the estimated obligation for clinical trial expenses incurred as of December 31, 2019 but not paid as of that date. In addition, the Company’s total prepaid expenses and other current assets were $15.5 million, which included amounts that were paid in advance of services incurred pursuant to clinical trials.  As discussed in Note 2 to the consolidated financial statements, when vendor billing terms do not coincide with the Company’s period-end, the Company is required to make estimates of its obligations to those vendors, including clinical trial and pharmaceutical development costs, contractual services costs and costs for supply of its product candidates incurred in a given accounting period and record accruals at the end of the period. The Company bases its estimates on its knowledge of the research and development programs, services performed for the period, past history for related activities and the expected duration of the third-party service contract, where applicable.  Payments for these activities are based on the terms of the individual arrangements and may result in payment terms that differ from the pattern of costs incurred.  There may be instances in which payments made to vendors will exceed the level of services provided and result in a prepayment of the clinical expense.

Auditing the Company’s accrued and prepaid clinical trial expenses is especially challenging due to the large volume of information received from multiple vendors that perform service on the Company’s behalf.  While the Company’s estimates of accrued and prepaid clinical trial expenses are primarily based on information received related to each study from its vendors, the Company may need to make an estimate for additional costs incurred. Additionally, due to the long duration of clinical trials and the timing of invoicing received from vendors, the actual amounts incurred are not typically known at the time the financial statements are issued.

How We Addressed the Matter in Our Audit

We evaluated and tested the design and operating effectiveness of internal controls over the Company’s process used in determining the valuation and completeness of accrued and prepaid clinical trial expenses.

To evaluate the accrued and prepaid clinical trial expenses, our audit procedures included, among others, testing the accuracy and completeness of the underlying data used in determining the accrued and prepaid clinical trial expenses and evaluating the assumptions/estimates used by management to adjust the actual information received. To assess the nature and extent of the services incurred, we corroborated the progress of clinical trials with the Company’s research and development personnel that oversee the clinical trials and obtained information directly from vendors of their costs incurred to date. To evaluate the completeness and valuation of the accrual, we also tested subsequent invoices received and inspected the Company’s contracts with vendors and any pending change orders to assess the impact to the accrual.

Accounting for Loan and Purchase Agreements
Description of the Matter

On November 4, 2019, the Company entered into a Purchase Agreement with RPI Finance Trust (“RPI” and “RPI Purchase Agreement”) and a loan agreement (the “Loan Agreement”) with BioPharma Credit Investments V (Master) LP and Biopharma Credit PLC (collectively, “Biopharma”), as discussed in Note 11 and 12 to the consolidated financial statements. The agreements were accounted pursuant to applicable accounting guidance as a combined transaction as RPI and Biopharma are related parties. Pursuant to the RPI Purchase Agreement, the Company agreed to sell to RPI 6,666,667 shares of common stock of the Company, a warrant to purchase up to 2,500,000 shares of the Company’s common stock at an exercise price of $20.00 per share, and all of the Company’s rights to receive royalties from Eisai Co., Ltd. (“Eisai”) with respect to net sales by Eisai of tazemetostat products in Japan (the “Japan Royalty”).  In consideration for the sale of the shares of common stock, the warrant and the Japan Royalty, RPI paid the Company $100.0 million upon the closing of the Purchase Agreement. In addition, under the Purchase Agreement, the Company has the right to sell, and RPI has the obligation to purchase, subject to certain conditions $50.0 million of shares of common stock at the Company’s option for an 18-month period from the date of execution of the Purchase Agreement. Pursuant to the Loan Agreement, BioPharma will provide for up to $70.0 million in secured term loans to be advanced in three tranches. The Company drew the first $25 million tranche in November 2019 and the Company’s right to borrow the second and third tranches is subject to regulatory and other conditions.  The aggregate consideration of $125.0 million was allocated to the components of the transaction on a relative fair value basis.

Auditing the Company’s loan and purchase agreement is especially challenging due to (1) the complexity of the application of the debt and equity technical accounting guidance to the transaction and (2) the significant estimation required by management to determine the fair value of the liability related to Japan Royalty of $12.6 million.  The Company determined the fair value of the Japan Royalty using a discounted cash flow model and based on their estimate of future royalty payments to be paid to RPI over the life of the agreement. The significant estimation was primarily due to the uncertainty of tazemetostat revenues in Japan for which the royalties are due and the associated discount rate used. These significant assumptions are forward looking and could be affected by future economic, regulatory, and market conditions.

How We Addressed the Matter in Our Audit

We evaluated and tested the design and operating effectiveness of internal controls over the Company’s accounting for the transactions.  For example, we tested management’s review controls over the accounting for the transaction and the relative fair value allocation, including the estimate of the Japan Royalty and underlying assumptions used to develop such estimates.

To assess the accounting for the transactions, we reviewed the terms of the arrangements, held discussions with management and evaluated the appropriate accounting guidance to apply.  To test the fair value of the liability related to the Japan royalty, we performed audit procedures that included, among others, evaluating the Company's selection of the valuation methodology, evaluating the methods and significant assumptions used by the Company, and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. We involved our valuation professionals to assist with our evaluation of the methodology used by the Company and significant assumptions included in the fair value estimates. For example, we compared the significant assumptions to external market information and to the Company’s budgets and forecasts.  Specifically, when assessing the key assumptions, we focused on market size and share, price and probability of success assumptions that would drive the forecasted revenue as well as the associated discount rate.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2009.

Boston, Massachusetts

February 27, 2020

EPIZYME, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except per share data)

	December 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$139,482	$86,671
Marketable securities	241,605	153,633
Accounts receivable	2,567	20,067
Prepaid expenses and other current assets	15,523	12,164
Total current assets	399,177	272,535
Property and equipment, net	2,219	2,057
Operating lease assets	21,206	—
Restricted cash and other assets	1,987	909
Total assets	$424,589	$275,501
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,782	$4,780
Accrued expenses	22,549	19,700
Current portion of operating lease obligation	3,039	—
Current portion of deferred revenue	—	13,300
Other current liabilities	16	53
Total current liabilities	34,386	37,833
Operating lease obligation, net of current portion	19,120	—
Deferred revenue, net of current portion	3,806	3,806
Long-term debt, net of debt discount	23,309	—
Other long-term liabilities	38	853
Liability related to sale of future royalties	12,793	—
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized; 350 shares and no shares issued and outstanding, respectively (equivalent to 3,500 shares of common stock upon conversion at a 10:1 ratio)	37,432	—
Common stock, $0.0001 par value; 125,000 shares authorized; 97,783 shares and 79,175 shares issued and outstanding, respectively	10	8
Additional paid-in capital	1,050,695	819,779
Accumulated other comprehensive loss	19	(54)
Accumulated deficit	(757,019)	(586,724)
Total stockholders’ equity	331,137	233,009
Total liabilities and stockholders’ equity	$424,589	$275,501

See notes to consolidated financial statements.

EPIZYME, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Amounts in thousands except per share data)

	Year Ended December 31,
	2019	2018	2017
Collaboration revenue	$23,800	$21,700	$10,000
Operating expenses:
Research and development	132,639	105,833	109,661
General and administrative	68,303	43,972	37,181
Total operating expenses	200,942	149,805	146,842
Operating loss	(177,142)	(128,105)	(136,842)
Other income, net:
Interest income, net	7,110	4,557	2,165
Other (expense) income, net	(13)	(25)	32
Non-cash interest expense related to sale of future royalties	(192)	—	—
Other income, net	6,905	4,532	2,197
Loss before income taxes	(170,237)	(123,573)	(134,645)
Income tax (provision) benefit	(58)	(57)	336
Net loss	$(170,295)	$(123,630)	$(134,309)
Other comprehensive loss:
Unrealized gain (loss) on available for sale securities	73	(5)	57
Comprehensive loss	$(170,222)	$(123,635)	$(134,252)
Reconciliation of net loss to net loss attributable to common stockholders:
Net loss	$(170,295)	$(123,630)	$(134,309)
Accretion of convertible preferred stock	(2,940)	—	—
Net loss attributable to common stockholders	$(173,235)	$(123,630)	$(134,309)
Net loss per share attributable to common stockholders:
Basic	$(1.93)	$(1.72)	$(2.18)
Diluted	$(1.93)	$(1.72)	$(2.18)
Weighted-average common shares outstanding used in net loss per share attributable to common stockholders:
Basic	89,891	71,864	61,471
Diluted	89,891	71,864	61,471

See notes to consolidated financial statements.

EPIZYME, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2019	2018	2017
			(as revised)*
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(170,295)	$(123,630)	$(134,309)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	840	1,052	1,639
Stock-based compensation	18,016	12,004	11,431
Amortization of discount on investments	(3,175)	(1,556)	265
Amortization of debt discount	37	—	—
Non-cash interest expense associated with the sale of future royalties	192	—	—
Deferred income taxes	92	184	(368)
Changes in operating assets and liabilities:
Accounts receivable	17,500	(19,686)	(359)
Prepaid expenses and other current assets	(3,359)	(3,181)	(2,525)
Accounts payable	3,389	(2,404)	1,967
Accrued expenses	2,897	2,066	1,523
Deferred revenue	(13,300)	13,300	—
Operating lease assets	(9,921)	—	—
Operating lease liabilities	10,043	—	—
Other assets and liabilities	(124)	251	303
Net cash used in operating activities	(147,168)	(121,600)	(120,433)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of marketable securities	(504,981)	(298,670)	(126,356)
Proceeds from sales/maturities of marketable securities	420,255	196,363	240,670
Purchases of property and equipment	(594)	(299)	(984)
Net cash (used in) provided by investing activities	(85,320)	(102,606)	113,330
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of commissions	122,991	81,938	152,922
Proceeds from issuance of preferred stock, net of commissions	37,432	—	—
Payment of public offering costs	(284)	(260)	(388)
Proceeds from issuance of debt	25,000	—	—
Payment of debt issuance costs	(1,650)	—	—
Proceeds from the issuance of common stock, warrants, and sale of future royalties to RPI, net of offering costs	99,774	—	—
Payment under capital lease obligation	(16)	(129)	(620)
Proceeds from stock options exercised	2,358	1,885	3,281
Issuance of shares under employee stock purchase plan	741	779	677
Net cash provided by financing activities	286,346	84,213	155,872
Net (decrease) increase in cash and cash equivalents	53,858	(139,993)	148,769
Cash, cash equivalents, and restricted cash, beginning of period	87,133	227,126	78,357
Cash, cash equivalents, and restricted cash, end of period	$140,991	$87,133	$227,126
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Unpaid offering costs	$78	$75	$—
Unpaid debt issuance costs	$78	$—	$—
Cumulative catch up related to the adoption of ASU 2016-09	$—	$—	$115
Property and equipment included in accounts payable or accruals	$454	$194	$58
Cash paid for income taxes	$45	$48	$33

See notes to consolidated financial statements.

* Revised as a result of the adoption of ASU 2016-18

EPIZYME, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands except share data)

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance at December 31, 2016	58,050,280	$6	—	$—	$555,473	$(353,673)	$(106)	$201,700
Cumulative catch up related to the adoption of ASU 2016-09 (Note 2)	—	—	—	—	115	(115)	—	—
Issuance of common stock (net of commissions and offering costs of $388)	10,689,253	1	—	—	152,533	—	—	152,534
Exercise of stock options and vesting of restricted stock units	478,471	—	—	—	3,281	—	—	3,281
Stock-based compensation	—	—	—	—	11,431	—	—	11,431
Issuance of shares under employee stock purchase plan	83,687	—	—	—	677	—	—	677
Unrealized gain on available for sale securities	—	—	—	—	—	—	57	57
Net loss	—	—	—	—	—	(134,309)	—	(134,309)
Balance at December 31, 2017	69,301,691	$7	—	$—	$723,510	$(488,097)	$(49)	$235,371
Cumulative catch up related to the adoption of ASU 2014-09 (Note 2)	—	—	—	—	—	25,003	—	25,003
Issuance of common stock (net of commissions and offering costs of $260)	9,583,334	1	—	—	81,601	—	—	81,602
Exercise of stock options and vesting of restricted stock units	215,156	—	—	—	1,885	—	—	1,885
Stock-based compensation	—	—	—	—	11,839	—	—	11,839
Stock in lieu of board fees	12,213	—	—	—	165	—	—	165
Issuance of shares under employee stock purchase plan	62,986	—	—	—	779	—	—	779
Unrealized loss on available for sale securities	—	—	—	—	—	—	(5)	(5)
Net loss	—	—	—	—	—	(123,630)	—	(123,630)
Balance at December 31, 2018	79,175,380	$8	—	$—	$819,779	$(586,724)	$(54)	$233,009
Issuance of series A convertible preferred stock, net of commissions and beneficial conversion charge	—	—	350,000	34,492	2,940		—	37,432
Accretion of series A convertible preferred stock	—	—	—	2,940	(2,940)	—	—	—
Issuance of common stock (net of commissions and offering costs of $284)	11,500,000	1	—	—	122,707	—	—	122,708
Issuance of common stock to Royalty Pharma (net of commissions and offering costs of $304)	6,666,667	1	—	—	78,704	—	—	78,705
Issuance of warrant to Royalty Pharma	—	—	—	—	8,390	—	—	8,390
Exercise of stock options and vesting of restricted stock units	356,538	—	—	—	2,358	—	—	2,358
Stock-based compensation	—	—	—	—	17,875	—	—	17,875
Issuance of shares of common stock in lieu of board fees	12,156	—	—	—	141	—	—	141
Issuance of shares under employee stock purchase plan	72,735	—	—	—	741	—	—	741
Unrealized gain on available for sale securities	—	—	—	—	—	—	73	73
Net loss	—	—	—	—	—	(170,295)	—	(170,295)
Balance at December 31, 2019	97,783,476	$10	350,000	$37,432	$1,050,695	$(757,019)	$19	$331,137

See notes to consolidated financial statements.

EPIZYME, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company

Epizyme, Inc. (collectively referred to with its wholly owned, controlled subsidiary, Epizyme Securities Corporation, as “Epizyme” or the “Company”) is a biopharmaceutical company that is committed to rewriting treatment for cancer and other serious diseases through the discovery, development, and commercialization of novel epigenetic medicines. By focusing on the genetic drivers of disease, the Company’s science seeks to match targeted medicines with the patients who need them.

Through December 31, 2019, the Company has raised, including amounts received under collaboration agreements, an aggregate of $1,280.7 million to fund its operations, of which $242.1 million was non-equity funding through its collaboration agreements, $123.1 was from funding received through agreements with RPI Finance Trust (“RPI”) and BioPharma Credit Investments V (Master) LP and BioPharma Credit PLC (the “Lenders”), $839.5 million was from the sale of common stock and series A convertible preferred stock in the Company’s public offerings and $76.0 million was from the sale of redeemable convertible preferred stock in private financings prior to the Company’s initial public offering in May 2013. As of December 31, 2019, the Company had $381.1 million in cash, cash equivalents and marketable securities.

The Company commenced active operations in early 2008. Since its inception, the Company has generated an accumulated deficit of $757.0 million through December 31, 2019 and will require substantial additional capital to fund its research, development, and commercialization efforts. The Company is subject to risks common to companies in the biotechnology industry, including, but not limited to, risks of failure of commercialization, clinical trials and preclinical studies, the need to obtain additional financing to fund the future development and commercialization of tazemetostat and the rest of its pipeline, the need to obtain marketing approval for its product candidates, the need to successfully commercialize and gain market acceptance of its product candidates, dependence on key personnel, protection of proprietary technology, compliance with government regulations, development by competitors of technological innovations and ability to transition from clinical-stage manufacturing to commercial-stage production of products.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, or GAAP. Any reference in these notes to applicable guidance is meant to refer to the authoritative accounting principles generally accepted in the United States as found in the ASC and Accounting Standards Update, or ASU, of the FASB. The consolidated financial statements include the accounts of the Company and its wholly owned, controlled subsidiary, Epizyme Securities Corporation. All intercompany transactions and balances of subsidiaries have been eliminated in consolidation.

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

Cash and cash equivalents

The Company considers all highly liquid securities with original final maturities of three months or less from the date of purchase to be cash equivalents. Cash and cash equivalents are comprised of demand deposit accounts, funds in money market accounts, commercial paper and corporate notes.

Marketable securities

The Company classifies marketable securities with a remaining maturity when purchased of greater than three months as available-for-sale. The Company considers all available-for-sale securities, including those with maturity dates beyond 12 months, as available to support current operational liquidity needs and therefore classifies all securities with maturity dates beyond 90 days at the date of purchase as current assets. Available-for-sale securities are maintained by the Company’s investment managers and may consist of commercial paper, high-grade corporate notes, U.S. Treasury securities, and U.S. government agency securities. Available-for-sale securities are carried at fair value with the unrealized gains and losses included in other comprehensive loss as a component of stockholders’ equity until realized. Any premium or discount arising at purchase is amortized and/or accreted to interest income and/or expense over the life of the instrument. Realized gains and losses are determined using the specific identification method and are included in other income (expense).

The aggregate fair value of securities held by the Company in an unrealized loss position for less than twelve months as of December 31, 2019 was $116.7 million, which consisted of 3 commercial paper securities and 19 corporate notes securities. The aggregate fair value of securities held by the Company in an unrealized loss position for greater than twelve months as of December 31, 2019 was $4.0 million, which consisted of 1 U.S. government agency security. The aggregate fair value of securities held by the Company in an unrealized loss position for less than twelve months as of December 31, 2018 was $139.2 million, which consisted of 19 commercial paper securities and 29 corporate notes securities. There were no marketable securities held by the Company for greater than twelve months as of December 31, 2018. If any adjustment to fair value reflects a decline in value of the investment, the Company considers all available evidence to evaluate the extent to which the decline is “other-than-temporary” and, if so, mark the investment to market through a charge to the Company’s consolidated statement of operations and comprehensive loss.

The Company does not intend to sell and it is unlikely that the Company will be required to sell the above investments before recovery of their amortized cost bases, which may be maturity. The Company determined there was no material change in the credit risk of the above investments, and as a result, the Company determined it did not hold any investments with an other-than-temporary impairment as of December 31, 2019 and 2018.

The following table summarizes the available for sale securities held at December 31, 2019 (in thousands):

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$96,952	$27	$(16)	$96,963
Corporate notes	140,634	49	(41)	140,642
U.S. government agency securities and U.S. Treasuries	4,000	—	—	4,000
Total	$241,586	$76	$(57)	$241,605

The following table summarizes the available for sale securities held at December 31, 2018 (in thousands):

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$73,110	$—	$(22)	$73,088
Corporate notes	80,575	—	(30)	80,545
U.S. government agency securities and U.S. Treasuries	—	—	—	—
Total	$153,685	$—	$(52)	$153,633

Certain short-term debt securities with original maturities of less than 90 days are included in cash and cash equivalents within the consolidated balance sheets and are not included in the tables above.

The majority of marketable securities held at December 31, 2019 have maturities of less than one year, with the exception of one U.S. government agency security. All marketable securities held at December 31, 2018 have maturities of less than one year.

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. At December 31, 2019, the balance in the Company’s accumulated other comprehensive loss was composed mainly of activity related to the Company’s available-for-sale marketable securities. There were no realized gains or losses recognized on the sale or maturity of available-for-sale securities during the year ended December 31, 2019 and December 31, 2018, respectively, and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive loss for the same period.

Restricted Cash

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

A reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows, is as follows:

	December 31,
	2019	2018	2017
	(In thousands)
Cash and cash equivalents	$139,482	$86,671	$226,664
Restricted cash, as part of other assets	1,509	462	462
Total cash, cash equivalents, and restricted cash
shown in the consolidated statements of cash flows	$140,991	$87,133	$227,126

The $1.5 million in restricted cash is comprised of $0.5 million in a letter of credit as a security deposit for the office and laboratory lease at Technology Square in Cambridge, Massachusetts and $1.0 million in a letter of credit as a security deposit for the Company’s office lease at Hampshire Street in Cambridge, Massachusetts. The Company has recorded cash held to secure these letters of credit as restricted cash in restricted cash and other assets on the consolidated balance sheet. The restricted cash is classified as non-current based on the related lease terms.

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

The Company’s financial instruments as of December 31, 2019 and 2018 consisted primarily of cash and cash equivalents, marketable securities and accounts receivable and accounts payable. As of December 31, 2019 and December 31, 2018, the Company’s financial assets recognized at fair value consisted of the following:

	Fair Value as of December 31, 2019
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents	$132,193	$124,419	$7,774	$—
Marketable securities:
Commercial paper	96,963	—	96,963	—
Corporate notes	140,642	—	140,642	—
U.S. government agency securities and treasuries	4,000	—	4,000	—
Total	$373,798	$124,419	$249,379	$—

	Fair Value as of December 31, 2018
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents	$79,225	$50,785	$28,440	$—
Marketable securities:
Commercial paper	73,088	—	73,088	—
Corporate notes	80,545	—	80,545	—
U.S. government agency securities and treasuries	—	—	—	—
Total	$232,858	$50,785	$182,073	$—

Cash equivalents and marketable securities have been initially valued at the transaction price and subsequently valued, at the end of each reporting period, utilizing third-party pricing services or other market observable data.

The Company measures its cash equivalents at fair value on a recurring basis, which approximates cost. The Company classifies some of its cash equivalents within Level 1 of the fair value hierarchy because they are valued using observable inputs that reflect quoted prices for identical assets in active markets. The Company measures its marketable securities at fair value on a recurring basis and classifies those instruments and some cash equivalents within Level 2 of the fair value hierarchy. The pricing services used by management utilize industry standard valuation models, including both income and market based approaches and observable market inputs to determine the fair value of marketable securities and those cash equivalents classified within Level 2 of the fair value hierarchy.

As of December 31, 2019, the fair value of the long-term debt, payable in installments through November 18, 2024, approximated its carrying value due to the proximity of the issuance date to December 31, 2019.

Amortization of Debt Discount and Issuance Costs

Long-term debt is initially recorded at its allocated proceeds, net of discounts and deferred costs. Debt discount and issuance costs, consisting of legal and other fees directly related to the debt, are offset against initial carrying value of the debt and are amortized to interest expense over the estimated life of the debt based on the effective interest method.

Liability Related to Sale of Future Royalties

The Company treats the liability related to sale of future royalties as a debt financing, as the Company has significant continuing involvement in the generation of the cash flows, to be amortized to interest expense using the effective interest rate method over the life of the related royalty stream.

The liability related to sale of future royalties and the related interest expense are based on the Company’s current estimates of future royalties expected to be paid over the life of the arrangement. The Company will periodically assess the expected royalty payments using a combination of internal projections and forecasts from external sources. To the extent the Company’s future estimates of royalty payments are greater or less than previous estimates or the estimated timing of such payments is materially different than its previous estimates, the Company will prospectively recognize related non-cash interest expense.

For further discussion of the sale of future royalties, refer to Note 11, Sale of Future Royalties.

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

The Company’s evaluation entails analyzing prospective operating budgets and forecasts for expectations of the Company’s cash needs, and comparing those needs to the current cash, cash equivalent and marketable security balances. After considering the Company’s current research and development plans, the building of commercial infrastructure and the timing expectations related to the progress of its programs, and after considering its existing cash, cash equivalents and marketable securities as of December 31, 2019, the Company did not identify conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these financial statements were issued.

Accounts Receivable

Accounts receivable are amounts due from collaboration partners as a result of research and development services provided, reimbursements under equally co-funded global development arrangements or milestones achieved but not yet paid. The Company considered the need for an allowance for doubtful accounts and has concluded that no allowance was needed as of December 31, 2019 or 2018, as the estimated risk of loss on its accounts receivable was determined to be minimal.

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

Property and Equipment

The Company records property and equipment at cost. Property and equipment acquired under a capital lease is recorded at the lesser of the present value of the minimum lease payments under the capital lease or the fair value of the leased property at lease inception. The Company calculates depreciation and amortization using the straight-line method over the following estimated useful lives:

Asset Category	Useful Lives
Laboratory equipment	3 - 6 years
Computer and office equipment, and furniture	3 - 10 years
Leasehold improvements	3 - 6 years or term of respective lease, if shorter

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

Evaluation of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset or asset group and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the asset or asset group, the assets are written down to their estimated fair values. No such impairments were recorded during 2019, 2018 or 2017.

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

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC, Topic 606, Revenue from Contracts with Customers (“ASC 606”), using the modified retrospective transition method. Under this method, results for reporting periods beginning after January 1, 2018 are presented pursuant to ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with ASC 605. This standard applies to all contracts with customers, except for contracts that are within the scope of other standards, such as leases, insurance, collaboration arrangements and financial instruments. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations, and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

For a complete discussion of accounting for collaboration revenues, see Note 10, Collaborations.

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

The Company’s multiple-element revenue arrangements generally included the following:

•

Exclusive Licenses. The deliverables under our collaboration agreements generally included exclusive licenses to discover, develop, manufacture and commercialize compounds with respect to one or more specified HMT targets. To account for this element of the arrangement, the Company evaluated whether the exclusive license had standalone value from the undelivered elements to the collaboration partner based on the consideration of the relevant facts and circumstances of each arrangement, including the research and development capabilities of the collaboration partner and other market participants. Arrangement consideration allocated to licenses may be recognized upon delivery of the license if facts and circumstances indicate that the license has standalone value apart from the undelivered elements, which generally include research and development services. Arrangement consideration allocated to licenses is deferred if facts and circumstances indicate that the delivered license does not have standalone value from the undelivered elements.

The Company has determined that some of its exclusive licenses lack standalone value apart from the related research and development services, and in those circumstances recognized collaboration revenue from non-refundable exclusive license fees on a straight-line basis over the contracted or estimated period of performance, which is generally the period over which the research and development services are to be provided.

•

Research and Development Services. The deliverables under the Company’s collaboration and license agreements generally include deliverables related to research and development services to be performed on behalf of the collaboration partner. As the provision of research and development services is a part of the Company’s central operations, when the Company is principally responsible for the performance of these services under the agreements, it recognized revenue on a gross basis for research and development services as those services were performed.

•

Option Arrangements. The Company’s arrangements may provide a collaborator with the right to select a target for licensing either at the inception of the arrangement or within an initial pre-defined selection period, which may, in certain cases, include the right of the collaborator to extend the selection period. Under these agreements, fees may be due to the Company at the inception of the arrangement as an upfront fee or payment, upon the exercise of an option to acquire a license or upon extending the selection period as an extension fee or payment.

The accounting for option arrangements is dependent on the nature of the options granted to the collaboration partner. Options are considered substantive if, at the inception of the arrangement, the Company is at risk as to whether the collaboration partner will choose to exercise the options to secure exclusive licenses. Factors that are considered in evaluating whether options are substantive include the overall objective of the arrangement, the benefit the collaborator might obtain from the arrangement without exercising the options, the cost to exercise the options relative to the total upfront consideration and the additional financial commitments or economic penalties imposed on the collaborator as a result of exercising the options. For arrangements under which the option to secure licenses is considered substantive, the Company did not consider the licenses to be deliverables at the inception of the arrangement. For arrangements where the option to secure licenses is not considered substantive, the Company considered the license to be a deliverable at the inception of the arrangement and, upon delivery of the license, applied the multiple-element revenue arrangement criteria to the license and any other deliverables to determine the appropriate revenue recognition. None of the options to secure exclusive licenses included in our collaborative arrangements have been determined to be substantive.

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

The Company evaluated factors such as the scientific, regulatory, commercial and other risks that must be overcome to achieve the respective milestone, the level of effort and investment required to achieve the respective milestone and whether the milestone consideration is reasonable relative to all deliverables and payment terms in the arrangement in making this assessment.

Non-refundable preclinical research and development, clinical development and regulatory milestones that were expected to be achieved as a result of the Company’s efforts during the period of its performance obligations under the collaboration and license agreements were generally considered to be substantive and were recognized as revenue upon the achievement of the milestone, assuming all other revenue recognition criteria are met. If not considered to be substantive, revenue from achievement of milestones was initially deferred and recognized over the remaining term of our performance obligations. Milestones that were not considered substantive because the Company did not contribute effort to its achievement are recognized as revenue upon achievement, assuming all other revenue recognition criteria are met, as there are no undelivered elements remaining and no continuing performance obligations on the Company’s part.

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

External research and development expenses associated with the Company’s programs include clinical trial site costs, clinical manufacturing costs, costs incurred for consultants and other outside services, such as data management and statistical analysis support, and materials and supplies used in support of the clinical and preclinical programs. Internal costs of the Company’s clinical programs include salaries, stock-based compensation, and the portion of the Company’s facility costs allocated to research and development expense. When vendors billing terms do not coincide with the Company’s period-end, the Company is required to make estimates of its obligations to those vendors, including clinical trial and pharmaceutical development costs, contractual services costs and costs for supply of its product candidates incurred in a given accounting period and record accruals at the end of the period. The Company bases its estimates on its knowledge of the research and development programs, services performed for the period, past history for related activities and the expected duration of the vendor service contract, where applicable.

The Company generally accrues expenses related to research and development activities based on the services received and efforts expended pursuant to contracts with multiple contract research organizations that conduct and manage clinical trials, as well as other vendors that provide research and development services. Payments for these activities are based on the terms of the individual arrangements and may result in payment terms that differ from the pattern of costs incurred. There may be instances in which payments made to vendors will exceed the level of services provided and result in a prepayment of the clinical expense. Payments under some of these contracts depend on factors such as the successful enrollment of subjects and the completion of clinical trial milestones. In accruing service fees, the Company estimates the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from estimates, the Company would adjust the accrual or prepaid accordingly in future periods.

Stock-Based Compensation

The Company measures employee and non-employee stock-based compensation based on the grant date fair value of the stock-based compensation award. The Company grants stock options at exercise prices equal to the fair value of the Company’s common stock on the date of grant, based on observable market prices.

The Company recognizes employee stock-based compensation expense on a straight-line basis over the requisite service period of the awards. The Company recognizes forfeitures at the time they occur. The actual expense recognized over the vesting period will only represent those options that vest.

For awards with performance conditions in which the award does not vest unless the performance condition is met, the Company recognizes expense if, and to the extent that, the Company estimates that achievement of the performance condition is probable. If the Company concludes that vesting is probable, it recognizes expense from the date it reaches this conclusion through the estimated vesting date. For awards with performance conditions that accelerate vesting of the award, the Company estimates the likelihood of satisfaction of the performance conditions, which affects the period over which the expense is recognized, and recognizes the expense using the accelerated attribution model.

Refer to Note 13, Employee Benefit Plans, for additional information regarding the measurement and recognition of expense related to the Company’s stock-based compensation awards.

Earnings (Loss) per Share

The Company computes basic earnings (loss) per share by dividing income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding. During periods of income, the Company allocates participating securities a proportional share of income determined by dividing total weighted average participating securities by the sum of the total weighted average common shares and participating securities (the “two-class method”). The Company’s restricted stock and Series A Convertible Preferred Stock par value of $0.001 per share (the “Series A Preferred Stock”) participate in dividends declared by the Company and are therefore considered to be participating securities. Participating securities have the effect of diluting both basic and diluted earnings per share during periods of income. During periods of loss, the Company allocates no loss to participating securities because they have no contractual obligation to share in the losses of the Company. The Company computes diluted earnings (loss) per share after giving consideration to the dilutive effect of stock options and warrants that are outstanding during the period, except where such non-participating securities would be anti-dilutive. Refer to Note 14, Loss per Share, for the Company’s calculation of loss per share for the periods presented.

Segment Information

The Company operates as one reportable business segment: the discovery and development of novel epigenetic therapies for patients with cancer and other diseases.

Pending Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurements of Credit Losses on Financial Instruments. The FASB has subsequently issued amendments to ASU 2016-13, which will be effective for the Company January 1, 2020. These standards require that credit losses be reported using an expected losses model rather than the incurred losses model that is currently used, and establishes additional disclosures related to credit risks. For available-for-sale securities with unrealized losses, these standards now require allowances to be recorded instead of reducing the amortized cost of the investment. The Company is currently evaluating the impact of the adoption of ASU 2016-13 and does not expect adoption to have a material effect on the Company’s consolidated financial statements or disclosures.

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (“ASC 808”), which clarifies certain that transactions between collaborative arrangement participants should be accounted for as revenue when the collaborative arrangement participant is a customer in the context of a unit of account and precludes recognizing as revenue consideration received from a collaborative arrangement participant if the participant is not a customer. The ASU will be effective for the Company in the first quarter of fiscal 2021, with early adoption permitted. A retrospective adoption to the date the Company adopted ASC 606 is required by recognizing a cumulative-effect adjustment to the opening balance of retained earnings of the earliest annual period presented. The Company is currently evaluating the impact of the adoption of this standard on its financial statements.

Recently Adopted Accounting Pronouncements

Leases

In February 2016, the FASB issued ASU, 2016-02, Leases (“ASC 842”), which requires lessees to recognize a right-of-use asset and lease liability for most lease arrangements. The new standard is effective for annual reporting periods beginning after December 15, 2018. A modified retrospective transition approach is required to be applied to leases existing as of, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available.

Effective January 1, 2019, the Company adopted ASC 842 using the required modified retrospective approach and utilizing the effective date as its date of initial application, for which prior periods are presented in accordance with the previous guidance in ASC 840, Leases (“ASC 840”).

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

Although separation of lease and non-lease components is required, certain expedients are available. Entities may elect the practical expedient to not separate lease and non-lease components by class of underlying asset. Rather, entities would account for each lease component and the related non-lease component together as a single component. The Company elected to treat lease and non-lease components as a single component for leases of all underlying asset types, including real estate and non-real estate leases.

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

The adoption of this standard resulted in the recognition of operating lease liabilities and right-of-use assets of $11.5 million and $10.7 million, respectively, on the Company’s consolidated balance sheet relating to its leases for its corporate headquarters and other office space in Cambridge, Massachusetts and other operating leases. The adoption of the standard did not have a material effect on the Company’s consolidated statements of operation and comprehensive loss or consolidated statements of cash flows. As of December 31, 2019, the Company had operating lease liabilities and right-of-use asset balances under the transition guidance within the new standard of $9.4 million and $8.7 million, respectively.

3. Property and Equipment, net

Property and equipment, net consists of the following:

	December 31,
	2019	2018
	(In thousands)
Laboratory equipment	$4,273	$4,132
Computer and office equipment, furniture	5,113	5,040
Leasehold improvements	424	414
Construction in progress	560	271
Property and equipment	10,370	9,857
Less: accumulated depreciation and amortization	(8,151)	(7,800)
Property and equipment, net	$2,219	$2,057

Depreciation and amortization expense was $0.8 million, $1.1 million and $1.6 million for the years ended December 31, 2019, 2018, and 2017, respectively.

4. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31,
	2019	2018
	(In thousands)
Prepaid clinical and manufacturing costs	$7,657	$6,295
Interest receivable on available for sale securities	943	679
Other prepaid expenses and other receivables	6,923	5,190
Total prepaid expenses and other current assets	$15,523	$12,164

5. Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2019	2018
	(In thousands)
Employee compensation and benefits	$7,844	$5,509
Research and development expenses	9,706	11,272
Professional services and other	4,999	2,919
Accrued expenses	$22,549	$19,700

6. Income Taxes

The Company’s losses before income taxes consist solely of domestic losses.

The provision for (benefit from) income taxes for the years ended December 31, 2019, 2018, and 2017 is as follows:

	2019	2018	2017
	(In thousands)
Current	$(34)	$(127)	$32
Deferred	92	184	(368)
Total	58	57	(336)
Income tax provision (benefit)	$58	$57	$(336)

A reconciliation of the federal statutory income tax rate and the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2019	2018	2017
Federal statutory income tax rate	21.0%	21.0%	34.0%
State income taxes	6.0	5.7	4.8
Research and development and other tax credits	1.9	2.4	4.2
Permanent items	(0.7)	(0.7)	(2.0)
Change in valuation allowance	(27.5)	(28.3)	5.7
Return-to-provision adjustments	—	(0.1)	(0.7)
Rate Change	—	—	(45.7)
Other	(0.7)	—	—
Effective income tax rate	0.0%	0.0%	0.3%

Deferred Tax Assets (Liabilities)

The Company’s deferred tax assets (liabilities) included in other assets in the consolidated balance sheets consist of the following:

	December 31,
	2019	2018
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$180,877	$147,586
Research and development and other credit carryforwards	29,774	26,731
Capitalized start-up costs	901	1,031
Deferred revenue	1,029	1,021
Accruals and allowances	1,922	1,522
Eisai license payment	12,840	8,225
Stock compensation	6,489	4,692
Other	442	480
Sale of royalty	3,458	—
Lease liability	5,990	—
Gross deferred tax assets	243,722	191,288
Deferred tax asset valuation allowance	(237,858)	(191,070)
Total deferred tax assets	5,864	218
Deferred tax liabilities:
Depreciation and other	(40)	(34)
Right of use asset	(5,732)	—
Total deferred tax liabilities	(5,772)	(34)
Net deferred tax asset (liability)	$92	$184

The Company evaluated the expected recoverability of its net deferred tax assets as of December 31, 2019 and 2018, and determined that, with the exception of the deferred tax asset related to alternative minimum tax (“AMT”) credits, there was insufficient positive evidence to support the recoverability of these net deferred tax assets, concluding it is more likely than not that its net deferred tax assets would not be realized in the future; therefore, the Company provided a full valuation allowance against its net deferred tax asset balance as of December 31, 2019 and 2018, with the exception of the deferred tax asset related to the AMT credit. The AMT credit became refundable beginning in 2018 through no later than 2022 under the Tax Cuts and Jobs Act (“TCJA”), tax reform legislation, and as such, the related deferred tax asset will be able to be realized and the corresponding valuation allowance of $368,000 was reversed as of December 31, 2017 and recognized as a tax benefit. As of December 31, 2018, $184,000 of the deferred tax asset was reclassified to an income tax receivable. Fifty percent of the remaining AMT credit is refundable with the filing of the 2019 tax return. As such, as of December 31, 2019, $92,000 of the deferred tax asset was reclassified to an income tax receivable. There was no tax benefit or provision as a result of the asset reclassification on the consolidated balance sheet.

As of December 31, 2019, the Company had operating loss carryforwards of approximately $665.0 million and $656.0 million available to offset future taxable income for United States federal and state income tax purposes, respectively. The U.S. federal tax operating loss carryforwards of $428.5 million will expire at various dates from 2029 through 2037. Approximately $236.5 million of the U.S. federal tax operating losses can be carried forward indefinitely. The state tax operating loss carryforwards expire commencing in 2030 and will expire at various dates through 2039.

Additionally, as of December 31, 2019, the Company had research and development tax credit carryforwards of approximately $10.9 million and $3.6 million available to be used as a reduction of federal income taxes and state income taxes, respectively, which expire at various dates from 2028 through 2039, as well as federal orphan drug tax credit carryforwards of $15.9 million, which would expire at various dates from 2033 through 2038, and a $0.1 million federal alternative minimum tax credit carryforward, which represents the remaining AMT credit to be refunded with the filing of the 2020-2022 tax returns. The Company’s ability to use its operating loss carryforwards and tax credits to offset future taxable income is subject to restrictions under Section 382 of the U.S. Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). These restrictions may limit the future use of the operating loss carryforwards and tax credits if certain ownership changes described in the Internal Revenue Code occur. Future changes in stock ownership may occur that would create further limitations on the Company’s use of the operating loss carryforwards and tax credits. In such a situation, the Company may be required to pay income taxes, even though significant operating loss carryforwards and tax credits exist.

Uncertain Tax Positions

The following is a rollforward of the Company’s unrecognized tax benefits:

	December 31,
	2019	2018
	(In thousands)
Unrecognized tax benefits - as of beginning of year	$5,743	$5,223
Gross increases - current period tax positions	585	520
Unrecognized tax benefits - as of end of year	$6,328	$5,743

None of the Company’s unrecognized tax benefits would result in income tax expense or impact the Company’s effective tax rate if recognized. The Company had no accrued tax-related interest or penalties as of December 31, 2019 or 2018.

The Company has generated research and development and orphan drug credits, but has not conducted a study to document the qualified activities. This study may result in an adjustment to the Company’s reserve for uncertain tax positions, research and development credit, and orphan drug credit carryforwards.

The Company files income tax returns in the U.S. federal tax jurisdiction and various state tax jurisdictions. Since the Company is in a loss carryforward position, the Company is generally subject to examination by the U.S. federal, state and local income tax authorities for all tax years in which a loss carryforward is available.

7. Commitments and Contingencies

Commitments

In addition to commitments under leasing arrangements (Refer to Note 8, Leases), the Company has committed to $10.4 million of development costs payable to Roche Molecular Systems Inc, (“Roche Molecular”) upon certain development and regulatory milestones, under the amended companion diagnostic agreement, and Eisai has agreed to reimburse the Company $0.9 million of this amount related to a regulatory milestone for Japan. In July 2019, the Company entered into a fourth amendment to the companion diagnostics agreement. Under the amended agreement, the Company and Roche Molecular agreed to divide a $1.0 million regulatory milestone for the United States into two separate milestone payments, of which $0.5 million was paid by the Company as part of the signed amendment, with the remaining $0.5 million to be paid by the Company upon the satisfaction of certain conditions set forth in the fourth amendment to the companion diagnostics agreement. Through December 31, 2019, the Company has paid

Roche Molecular $6.0 million under this amended agreement, including developmental costs of $4.0 million and $2.0 million paid in 2019 and 2018, respectively, upon the achievement of milestones under the companion diagnostics agreement with Roche Molecular. As of December 31, 2019, the Company is responsible for the remaining development costs of $4.4 million due under the agreement. The Company expects the remaining development costs under the amended agreement to be incurred and paid through 2020.

Additionally, the Company enters into contracts in the normal course of business with clinical research organizations for clinical and preclinical research studies, external manufacturers for product for use in clinical trials, and other research supplies and other services as part of the Company’s operations. These contracts generally provide for termination on notice, and therefore are cancelable contracts and not included in contractual commitments.

8. Leases

The Company enters into lease arrangements for its facilities as well as certain equipment. A summary of the arrangements are as follows:

Operating Leases

The Company leases office and laboratory space at Technology Square in Cambridge, Massachusetts under a Lease Agreement, dated as of June 15, 2012, as amended, (the "Technology Square Lease”), with ARE-TECH Square, LLC, a Delaware limited liability company, (the “Technology Square Landlord”), with a term that originally continued through May 31, 2018, and a Company option to extend the term of the lease at the then-current market rent, as defined in the Technology Square Lease, through November 30, 2022.

In May 2017, the Company entered into a Third Amendment to the Technology Square Lease, (the “Third Amendment”), with the Technology Square Landlord, and a Fourth Amendment to the Technology Square Lease with the Technology Square Landlord, and, together with the Third Amendment, the Amendments.

Under the Amendments, the Company extended the term of the Technology Square Lease to November 30, 2022 but retained the right to terminate the Technology Square Lease prior to December 31, 2017. The Company did not exercise this right. Under the Technology Square Lease as amended, the Company has agreed to pay a monthly base rent of approximately $0.2 million for the period commencing December 1, 2017 through May 31, 2018, with an increase on June 1, 2018 of approximately $33,000 and annual increases of approximately $9,000 on December 1 of each subsequent year until December 1, 2021.

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

On August 16, 2019, the Company entered into a lease (“the Hampshire Street Lease”) with BMR-Hampshire LLC (the “Landlord”). The Hampshire Street Lease is for 33,525 rentable square feet of office space in Cambridge, Massachusetts. The Hampshire Street Lease commenced as of December 1, 2019. The Hampshire Street Lease has an initial term of seven years and four months from the commencement date and provides the Company with an option to extend the lease term for one additional five-year period. After a four-month period during which base rent is not payable, the Hampshire Street Lease provides for monthly rent payments starting at $0.2 million and increasing 2.5% per year. In the event that the Company exercises its option to extend the lease term, the Hampshire Street Lease provides for monthly rent payments during the additional five-year period at the greater of the base rent rate at the end of the initial term or the then-current market rent. In addition to base rent, the Hampshire Street Lease requires the Company to pay certain variable costs, including taxes, insurance, maintenance and other operating expenses.

The Company has a $1.0 million letter of credit in favor of the Landlord as a security deposit for the Hampshire Street Lease and has recorded cash held to secure this letter of credit as restricted cash and other assets on the consolidated balance sheet. In applying ASC 842, the Company determined the classification of the Hampshire Street Lease to be operating and recorded a lease liability and a right-of-use asset as of December 31, 2019.

The Company is required to pay certain variable costs to its landlords in addition to fixed rent. These costs include common area maintenance, real estate taxes, and parking and are included in lease expense.

The following table contains a summary of the lease costs recognized under Topic 842 and other information pertaining to the Company’s operating leases for the three and nine months ended December 31, 2019:

Twelve months ended December 31,
2019
Lease cost
Operating lease cost	$3,771
Variable lease cost	1,318
Total lease cost	$5,089

Other information
Operating cash flows used for operating leases	$3,648
Weighted average remaining lease term	5.3 years
Weighted average discount rate	9.60%

Future minimum lease payments under the Company’s non-cancelable operating leases as of December 31, 2019, are as follows:

2019
(In thousands)
2020	$4,512
2021	6,405
2022	6,189
2023	2,916
Thereafter	9,696
Total lease payments	$29,718
Less: imputed interest	(7,559)
Total operating lease liabilities at December 31, 2019	$22,159

Under the prior lease accounting guidance, the Company’s contractual commitments under leases, excluding common area maintenance charges and real estate taxes, as of December 31, 2018 were as follows:

	Total	2019	2020	2021	2022	2023
	(In thousands)
Operating leases	$14,099	$3,552	$3,641	$3,574	$3,332	$—
Capital lease, including amounts representing interest	69	16	17	18	18	—
Total commitments	$14,168	$3,568	$3,658	$3,592	$3,350	$—

9. Stockholders’ (Deficit) Equity

Common Stock

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to dividends when and if declared by the board of directors.

In November 2019, the Company issued to RPI 6,666,667 shares of Common Stock pursuant to a purchase agreement (for additional information refer to Note 11, Sale of Future Royalties). In March 2019, October 2018, and September 2017, the Company issued 11,500,000, 9,583,334 and 10,557,000 shares of Common Stock, respectively, in connection with public offerings. The issuance of these shares contributed to significant increases in the Company’s shares of common stock outstanding as of December 31, 2019 and 2018 and in the weighted average shares outstanding for the years ended December 31, 2019 and 2018 when compared to the comparable prior year periods.

As of December 31, 2019, a total of 25,428,732 shares of common stock were reserved for issuance upon (i) the exercise of outstanding stock options and vesting of restricted stock units (ii) the issuance of stock awards under the Company’s 2013 Stock Incentive Plan and 2013 Employee Stock Purchase Plan (iii) the issuance of common stock under the Series A Preferred Stock (iv) the issuance of common stock under the warrants and (v) the issuance of common stock under the Company’s Put Option.

Convertible Preferred Stock

On March 6, 2019, the Company entered into an Underwriting Agreement, (the “Preferred Stock Agreement”), that related to the public offering of 350,000 shares of Series A Preferred Stock, for a purchase price to the public of $115.00 per share. All of the Series A Preferred Stock was sold by the Company for net proceeds of $37.4 million.

Upon issuance, each share of Series A Preferred Stock included an embedded beneficial conversion feature because the market price of the Company’s common stock on the date of issuance of the Series A Preferred Stock of $12.34 per share as compared to an effective conversion price of the Series A Preferred Stock of $11.50 per share. As a result, the Company recorded the intrinsic value of the beneficial conversion feature of $2.9 million as a discount on the Series A Preferred Stock at issuance. Because the Series A Preferred Stock is immediately convertible upon issuance and does not include mandatory redemption provisions, the discount on the Series A Preferred Stock was immediately accreted.

The Company evaluated the Series A Preferred Stock for liability or equity classification in accordance with the provisions of ASC 480, Distinguishing Liabilities from Equity, and determined that equity treatment was appropriate because the Series A Preferred Stock did not meet the definition of the liability instruments defined thereunder for convertible instruments. Specifically, the Series A Preferred Stock is not mandatorily redeemable and does not embody an obligation to buy back the shares outside of the Company’s control in a manner that could require the transfer of assets. Additionally, the Company determined that the Series A Preferred Stock would be recorded as permanent equity, not temporary equity, based on the guidance of ASC 480 given that the holders of equally and more subordinated equity would be entitled to also receive the same form of consideration upon the occurrence of the event that gives rise to the redemption or events of redemption that are within the control of the Company.

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

Warrants

In November 2019, warrants to purchase up to 2,500,000 shares of Common Stock at an exercise price of $20.00 per share (the “Common Stock Warrant”), were issued to RPI pursuant to the RPI Purchase Agreement (for additional information refer to Note 11, Sale of Future Royalties), which were classified as equity and recorded at their relative fair value of $8.4 million to additional paid-in-capital on the consolidated balance sheets.

10. Collaborations

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

Agreement Structure

Under the agreement, the Company has received and recognized collaboration revenue totaling $89.0 million, consisting of upfront payments, fixed research funding, research and development services and preclinical and research and development milestone payments. As of December 31, 2019, for the two remaining targets, the Company is eligible to receive up to $50.0 million in clinical development milestone payments, up to $197.0 million in regulatory milestone payments and up to $128.0 million in sales-based milestone payments. As a result of the termination of the agreement as it relates to the third target, the Company will receive no additional payments related to that target. In addition, GSK is required to pay the Company royalties, at percentages from the mid-single digits to the low double-digits, on a licensed product-by-licensed product basis, on worldwide net product sales, subject to reduction in specified circumstances. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, the Company may not receive any additional milestone payments or royalty payments from GSK. GSK became solely responsible for development and commercialization for each licensed target in the collaboration when the research term ended on January 8, 2015.

Collaboration Revenue

Through December 31, 2019, the Company has earned a total of $89.0 million under the GSK agreement, which the Company recognized as collaboration revenue in the consolidated statements of operations and comprehensive loss, including $20.0 million in milestone revenue in the year ended December 31, 2018. The Company did not recognize any collaboration revenue under the agreement in the year ended December 31, 2019. The Company did not have any deferred revenue related to this agreement as of December 31, 2019 or December 31, 2018 and any future revenues will relate to any milestone payments and royalties received under the agreement with respect to the two remaining targets. As of December 31, 2018, the Company had $20.0 million in receivables under this agreement which were collected in 2019. There were no receivables outstanding under this agreement as of December 31, 2019.

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

In March 2015, the Company entered into an amended and restated collaboration and license agreement with Eisai (the “Eisai License Agreement”), under which the Company reacquired worldwide rights, excluding Japan, to its EZH2 program, including tazemetostat. Under the Eisai License Agreement, the Company is responsible for global development, manufacturing and commercialization outside of Japan of tazemetostat and any other EZH2 product candidates, with Eisai retaining development and commercialization rights in Japan, as well as a right to elect to manufacture tazemetostat and any other EZH2 product candidates in Japan, and a right of first negotiation for the rest of Asia. Eisai waived its right of first negotiation for the rest of Asia in 2018.

Under the original agreement, Eisai was solely responsible for funding all research, development and commercialization costs for EZH2 compounds. Under the Eisai License Agreement, the Company is solely responsible for funding global development, manufacturing and commercialization costs for EZH2 compounds outside of Japan, including the remaining development costs due under a companion diagnostic agreement with Roche Molecular, and Eisai is solely responsible for funding Japan-specific development and commercialization costs for EZH2 compounds.

The Company recorded the reacquisition of worldwide rights, excluding Japan, to the EZH2 program, including tazemetostat, under the Eisai License Agreement, as an acquisition of an in-process research and development asset. As this asset was acquired without corresponding processes or activities that would constitute a business, had not achieved regulatory approval for marketing and, absent obtaining such approval, had no alternative future use, the Company recorded the $40.0 million upfront payment made to Eisai in March 2015 as research and development expense in the consolidated statements of operations and comprehensive loss. The Company also agreed to pay Eisai up to $20.0 million in clinical development milestone payments, including a $10.0 million milestone upon the earlier of initiation of a first phase 3 clinical trial of any EZH2 product or the first submission of an NDA or Market Authorization Application, (“MAA”), and a $10.0 million milestone upon the earlier of initiation of a first phase 3 clinical trial of an EZH2 product or the first submission of an NDA or MAA for an indication different from the previous indication, up to $50.0 million in regulatory milestone payments, including a $25.0 million milestone payment upon regulatory approval of the first NDA or MAA, and a $25.0 million milestone payment upon regulatory approval of the next NDA or MAA of the different indication, and royalties at a percentage in the mid-teens on worldwide net sales of any EZH2 product, excluding net sales in Japan. The Company is eligible to receive from Eisai royalties at a percentage in the mid-teens on net sales of any EZH2 product in Japan. In the second quarter of 2019, the Company submitted its first NDA to the U.S. Food and Drug Administration, (“FDA”), for the treatment of patients with epithelioid sarcoma, triggering the payment of the first $10.0 million clinical development milestone to Eisai and the recording of this amount to research and development expense. The Company paid the $10.0 million clinical development milestone to Eisai in June 2019. In the fourth quarter of 2019, the Company submitted its second NDA to the FDA, for the treatment of patients with follicular lymphoma, triggering the payment of the second $10.0 million clinical development milestone to Eisai and the recording of this amount to research and development expense. The Company paid the $10.0 million clinical development milestone to Eisai in December 2019. In January 2020, we triggered the payment of the $25.0 million milestone payment upon regulatory approval of tazemetostat for epithelioid sarcoma.

Roche Molecular

In December 2012, Eisai and the Company entered into an agreement with Roche Molecular under which Eisai and the Company engaged Roche Molecular to develop a companion diagnostic to identify patients who possess certain activating mutations of EZH2. In October 2013, this agreement was amended to include additional mutations in EZH2. The development costs due under the amended agreement with Roche Molecular were the responsibility of Eisai until the execution of the amended and restated collaboration and license agreement with Eisai in March 2015, at which time the Company assumed responsibility for the remaining development costs due under the agreement. In December 2015, the Company entered into a second amendment to the companion diagnostic agreement with Roche Molecular. The agreement was further amended in March 2018. Under the amended agreement, the Company was responsible for remaining development costs of $10.4 million due under the agreement as of March 2018 and Eisai has agreed to reimburse the Company $0.9 million of this amount related to a regulatory milestone for Japan. In July 2019, the Company entered into a fourth amendment to the companion diagnostics agreement. Under the amended agreement, the Company and Roche Molecular agreed to divide a $1.0 million regulatory milestone for the United States into two separate milestone payments, of which $0.5 million was paid by the Company as part of the signed amendment, with the remaining $0.5 million to be paid by the Company upon the satisfaction of certain conditions set forth in the fourth amendment to the companion diagnostics agreement. As of December 31, 2019, the Company is responsible for the remaining development costs of $4.4 million due under the agreement. The Company expects the remaining development costs under the amended agreement to be incurred and paid through 2020.

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

Agreement Structure

Under the terms of the agreement, the Company received a $15.0 million upfront payment and $5.0 million in research funding for the costs to be incurred by the Company in connection with its research activities, payable quarterly in four equal installments during 2019. At its discretion, Boehringer Ingelheim had the option to extend the research period by up to one year, subject the Company’s agreement to the specified research activities and additional research funding. During the third quarter of 2019, Boehringer Ingelheim’s option to extend the research period expired unexercised, and therefore the research period ended on December 31, 2019. The Company is eligible to receive up to $80.5 million in clinical development milestone payments, up to $106.5 million in regulatory milestone payments and up to $93.5 million in sales-based milestone payments. In addition, Boehringer Ingelheim is required to pay the Company tiered royalties, on a product by product, and country by country basis, at percentages ranging from the mid-single digits to low-double digits. Royalties will be payable on net product sales for therapies directed at the second target both in the United States and the rest of the world and net product sales outside of the United States for therapies directed at the first target.

In the second quarter of 2019, we achieved and received a $5.5 million development milestone, which was included in the transaction price and recognized over the remaining performance period.

The next potential milestone payment that the Company might be entitled to receive under this agreement is a $5.5 million milestone, for selection of a lead optimization candidate for the shared program targeting enzymes within the HAT families under the agreement. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, the Company may not receive any additional milestone or royalty payments from Boehringer Ingelheim.

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

Under the agreement, the Company determined that the total transaction price at execution was $20.0 million, comprised of the following:

•	$15.0 million total upfront payment received under the agreement;

•	$5.0 million research funding payment to be received in 2019;

In addition, during 2019, the Company achieved a $5.5 million development milestone for selection of a lead optimization candidate for the shared program targeting enzymes within helicase families, which was added to the transaction price.

The future potential milestone payments are excluded from the transaction price at inception, as the achievement of the milestone events are highly uncertain. As such, all milestone payments are fully constrained. The Company will reevaluate the transaction price at the end of each reporting period and as uncertain events are resolved or other changes in circumstances occur, and, if necessary, adjust its estimate of the transaction price.

The Company determined that a 50/50 allocation of transaction price between the two performance obligations is appropriate considering the following factors: (i) R&D components’ standalone selling price estimated using the cost plus margin approach; based on cost-plus 10%; (ii) the license rights granted for each program (world-wide or ex-US only) and their potential market opportunities; (iii) the total potential milestone payments for each program; and (iv) the expected revenue recognition pattern for each program, which is expected to be relatively consistent. Therefore, $10.0 million was allocated to the first undisclosed target license and associated research services and $10.0 million was allocated to the second undisclosed target license and associated research services and was recognized through December 31, 2019. The $5.5 million development milestone for selection of a lead optimization candidate for the shared program targeting enzymes within helicase families was allocated to the first undisclosed target license and associated research services and was recognized in the year ended December 31, 2019.

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

Collaboration Revenue

Through December 31, 2019, the Company has recognized $25.5 million in total collaboration revenue since the inception of this collaboration, including $23.8 million during the year ended December 31, 2019, which included the recognition of $13.3 million of revenue that was deferred as of December 31, 2018.

The Company did not have any deferred revenue related to this agreement as of December 31, 2019. As of December 31, 2019, the Company had $1.3 million in receivables under this agreement, which were collected in January 2020. There were no receivables outstanding under this agreement as of December 31, 2018.

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

Celgene (a subsidiary of Bristol-Myers Squibb)

In April 2012, the Company entered into a collaboration and license agreement with Celgene. On July 8, 2015, the Company entered into an amendment and restatement of the collaboration and license agreement with Celgene.

All performance obligations, except for the three material rights were substantially satisfied as of the adoption of ASC 606 and therefore all of the transaction price allocated to those performance obligations has been recognized as revenue under ASC 606. Through December 31, 2019, the Company has recognized revenue of $99.2 million under the agreement as collaboration revenue in the Company’s consolidated statements of operations and comprehensive loss and in accumulated deficit as a result of the cumulative-effect recognition upon adoption of ASC 606. The amounts received that have not yet been recognized as revenue, relate to the material rights, and are recorded in deferred revenue on the Company’s consolidated balance sheet. Deferred revenue related to the agreement amounted to $3.8 million as of December 31, 2019, all of which is included in noncurrent liabilities.

11. Sale of Future Royalties

On November 4, 2019, the Company entered into a loan agreement with the Lenders providing for up to $70.0 million in secured term loans to be advanced in up to three tranches (the “Loan Agreement”). The Company may borrow $25.0 million under each of the first two tranches and $20.0 million under the third tranche. As of December 31, 2019, the Company had borrowed an aggregate principal amount under the first tranche of $25.0 million (the “Tranche A Note Payable”), with the ability to draw down the remaining two tranches under the Loan Agreement subject to certain conditions. The Company also has the right to request up to an additional $300.0 million in secured term loans, subject to the approval of the Lenders, following FDA approval of tazemetostat for the treatment of FL in the United States, provided that the Company has not prepaid any outstanding term loans at the time of such request and such request is made before November 18, 2021. (See Note 12, Long-Term Debt)

On the same day, the Company executed a purchase agreement (the “RPI Purchase Agreement”) with RPI. Pursuant to the RPI Purchase Agreement, the Company agreed to sell to RPI 6,666,667 shares of its common stock, a warrant to purchase up to 2,500,000 shares of common stock at an exercise price of $20.00 per share (the “Common Stock Warrant”), and all of the Company’s rights to receive royalties from Eisai with respect to net sales by Eisai of tazemetostat products in Japan pursuant to the Eisai License Agreement and any successor arrangement for Japan sales (the “Japan Royalty”, and collectively, the “Transaction”). In consideration for the sale of shares of common stock, the Warrant and the Japan Royalty, RPI paid the Company $100.0 million upon the closing of the RPI Purchase Agreement. In addition, RPI agreed, in connection with RPI’s acquisition from Eisai of the right to receive royalties from the Company under the Eisai License Agreement, to reduce the Company’s royalty obligation by low single digits upon the achievement of specified annual net sales levels over $1.5 billion. In addition, under the RPI Purchase Agreement, the Company has the right to sell, and RPI has the obligation to purchase, subject to certain conditions, including a maximum purchase price of $20.00 per share, $50.0 million of shares of common stock at the Company’s option for an 18-month period from the date of execution of the RPI Purchase Agreement (the “Put Option”). As further discussed in Note 16, Subsequent Events, the Company sold 2.5 million shares of its common stock, for an aggregate of $50.0 million in proceeds in February 2020 pursuant to the Put Option. Additionally, under the terms of the RPI Purchase Agreement, the founder and chief executive officer of RP Management, an affiliate of RPI, and a co-founder of Pharmakon Advisors LP, an affiliate of the Lenders was elected as a director of the Company.

The Company accounted for the Loan Agreement and RPI Purchase Agreement as a single arrangement as RPI and the Lenders are related parties and the agreements were negotiated together. The aggregate proceeds of $125.0 million were allocated on a relative fair value basis, which approximated their respective actual fair values, to the four units of accounting pursuant to the transaction as follows: (1) $79.0 million to the common stock issued to RPI based on the closing price of the Company’s common stock on the date of the transaction, (2) $8.4 million to the warrant to purchase shares of common stock, based on the Black-Scholes option pricing model, (3) $12.6 million to the liability related to the sale of future royalties based on a discounted cash flow model and (4) $25.0 million to the Tranche A Note Payable based on the terms of the Loan Agreement. Transaction costs of $2.0 million were allocated directly to the units of accounting it relates to.

The fair value for the liability related to the sale of future royalties at the time of the transaction was based on our current estimates of future royalties expected to be paid to RPI over the life of the arrangement, which are considered level 3 inputs.

The allocated fair value of the common stock and warrants have been recorded in additional paid-in-capital and the Tranche A Note Payable has been recorded as long-term debt (See Note 12, Long-Term Debt).

Under the terms of RPI Purchase Agreement, although the Company sold all of its rights to receive the Japan Royalty, the Company continues to own all tazemetostat intellectual property rights and is responsible for the ongoing manufacturing and supply obligations related to the generation of these royalties. Due to the Company’s continuing involvement, the Company will continue to account for any royalties due as revenue and recorded the proceeds from this transaction as a liability (“Royalty Obligation”) that will be amortized using the effective interest method over the estimated life of the RPI Purchase Agreement.

As royalties are remitted to RPI from Eisai, the balance of the Royalty Obligation will be effectively repaid over the life of the Eisai License Agreement. In order to determine the amortization of the Royalty Obligation, the Company is required to estimate the total amount of future royalty payments to RPI over the life of the Eisai License Agreement. The $12.6 million recorded at execution will be accreted to the total of these royalty payments as interest expense over the life of the Royalty Obligation. At execution, the Company’s estimate of this total interest expense resulted in an effective annual interest rate of approximately 9.01%. This estimate contains significant assumptions that impact both the amount recorded at execution and the interest expense that will be recognized over the royalty period. The Company will periodically assess the estimated royalty payments to RPI from Eisai and to the extent the amount or timing of such payments is materially different than the original estimates, an adjustment will be recorded prospectively to increase or decrease interest expense. There are a number of factors that could materially affect the amount and timing of royalty payments to RPI from Eisai, and correspondingly, the amount of interest expense recorded by the Company, most of which are not within the Company’s control. Such factors include, but are not limited to, delays or discontinuation of development of tazemetostat in Japan, regulatory approval, changing standards of care, the introduction of competing products, manufacturing or other delays, generic competition, intellectual property matters, adverse events that result in governmental health authority imposed restrictions on the use of the drug products, significant changes in foreign exchange rates as the royalties remitted to RPI are made in U.S. dollars (USD) while the underlying Japan sales of tazemetostat will be made in currencies other than USD, and other events or circumstances that are not currently foreseen as tazemetostat is still under development in Japan and subject to regulatory approval. Changes to any of these factors could result in increases or decreases to both royalty revenues and interest expense.

The following table shows the activity of the Royalty Obligation since the transaction inception through December 31, 2019:

Year Ended December 31, 2019
(In thousands )
Proceeds from sale of future royalties	$12,601
Non-cash interest expense recognized	192
Liability related to the sale of future royalties - ending balance	$12,793

During the year ended December 31, 2019 no non-cash royalties from net sales of tazemetostat in Japan were recorded and the Company recorded $0.2 million of related non-cash interest expense.

12. Long-Term Debt

As of December 31, 2019, the Company had borrowed the first tranche of $25.0 million in term loans under the Loan Agreement. Under the terms of the Loan Agreement, the Company is required to make quarterly interest only payments following the closing of Tranche A Loan on November 18, 2019 and 8 equal quarterly payments of principal starting February 28, 2023 through November 18, 2024. The per annum interest rate of the Loan Agreement is equal to the LIBOR rate plus 7.75%. The Company has the ability to prepay the outstanding loan at its option by paying the greater of a prepayment penalty amount equal to the sum of all interest accruing from the prepayment date through the 36th-month anniversary of the Tranche A closing date on the amount of principal prepaid or a prepayment fee of 3% of the outstanding principal amount of the loan if prepayment was made before November 18, 2022, 2% of outstanding principal amount of the loan if prepayment was made between November 18, 2022 and November 2023 or 1% of the outstanding principal amount of the loan if the prepayment is made between November 18, 2023 and November 18, 2024. Lastly, the Company paid a commitment fee of 2.00% of the total $70.0 million committed facility amount, as well as expenses incurred by the Lender in executing the Loan Agreement. The Company also has the right to request up to an additional $300.0 million in secured term loans, subject to the approval of the Lenders, following FDA approval of tazemetostat for the treatment of FL in the United

States, provided that the Company has not prepaid any outstanding term loans at the time of such request and such request is made before November 18, 2021.

The obligations under the Loan Agreement are secured by a first priority security interest in and lien upon substantially all of the Company’s assets excluding its subsidiary, Epizyme Securities Corporation. The Loan Agreement contains negative covenants restricting the Company’s activities, including prohibition on consolidation, liquidation or dissolution, mergers or acquisitions, or change in control transactions. It also prohibits any disposition of all or any part of its properties or assets. There are no financial covenants associated with the agreement. The obligations under the agreement are subject to acceleration upon the occurrence of specified events of default, including a material adverse change in the Company’s business, operations or financial or other condition. The Company has determined that the risk of subjective acceleration under the material adverse events clause is not probable and therefore has classified the outstanding principal in current and non-current liabilities based on scheduled principal payments.

The Company has the following minimum aggregate future loan payments at December 31, 2019 (in thousands):

Year Ended December 31, 2019
2020	$—
2021	—
2022	—
2023	12,500
2024	12,500
Total minimum payments	25,000
Less amounts representing interest and discount	(1,691)
Less current portion	—
Long-term debt, net of current portion	$23,309

For the year ended December 31, 2019, interest expense related to the Company's Loan Agreement was approximately $0.3 million. The total carrying value of debt is classified as long-term on the consolidated balance sheet as of December 31, 2019.

13. Employee Benefit Plans

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

Stock-Based Compensation

Total stock-based compensation expense related to stock options, restricted stock units, shares issued under the employee stock purchase plan, and shares granted to non-employee directors in lieu of board fees was $18.0 million, $12.0 million, and $11.4 million for the years ended December 31, 2019, 2018, and 2017, respectively. Stock-based compensation expense is classified in the consolidated statements of operations and comprehensive loss as follows:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Research and development	$6,295	$4,083	$5,613
General and administrative	11,721	7,921	5,818
Total	$18,016	$12,004	$11,431

Stock Options

The Company uses the Black-Scholes option-pricing model to measure the fair value of stock option awards. Weighted average assumptions used in this pricing model on the date of grant for options granted to employees are as follows:

	Year Ended December 31,
	2019	2018	2017
Risk-free interest rate	2.2%	2.6%	1.8%
Expected life of options	6.0 years	6.0 years	6.0 years
Expected volatility of underlying stock	72.0%	71.5%	74.2%
Expected dividend yield	0.0%	0.0%	0.0%

There were no stock option awards granted to non-director, non-employees in the years ended December 31, 2019, December 31, 2018 or 2017.

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

The following is a summary of stock option activity for the year ended December 31, 2019:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at December 31, 2018	5,153	$14.48
Granted	4,223	10.83
Exercised	(261)	9.03
Forfeited or expired	(1,028)	13.64
Outstanding at December 31, 2019	8,087	$12.86	7.9	$95,883
Exercisable at December 31, 2019	2,910	$15.09	6.0	$28,601

During the years ended December 31, 2019, 2018 and 2017, the Company granted stock options to purchase an aggregate of 4,222,693 shares, 2,537,277 shares, and 2,331,500 shares, respectively, at weighted-average grant date fair values per option share of $6.99, $9.49, and $8.85, respectively. The total grant date fair value of options that vested during the years ended December 31, 2019, 2018 and 2017 was $13.2 million, $12.1 million, and $12.0 million, respectively. The aggregate intrinsic value of stock options exercised was $1.2 million in 2019, $1.5 million in 2018 and $4.1 million in 2017.

As of December 31, 2019, there was $33.6 million in unrecognized stock-based compensation related to stock options that are expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 2.8 years.

Restricted Stock Units

During the year-ended December 31, 2019, 304,960 restricted stock units (“RSUs”) were granted to executives. These awards were service-based. Assuming all service conditions are achieved, 25% of the RSUs would vest annually for four years.

	Number of Units	Weighted Average Grant Date Fair Value per Unit
	(In thousands except per share data)
Outstanding at December 31, 2018	—	$—
Granted	305	9.32
Vested	—	—
Forfeited	(21)	9.12
Outstanding at December 31, 2019	284	$9.34

Compensation expense totaling $0.5 million was recognized for the service-based RSUs to executives for the year-ended December 31, 2019.

As of December 31, 2019, there was $2.1 million of unrecognized compensation cost related to service-based RSUs that are expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 3.25 years.

During 2019, the Company granted approximately 604,000 RSUs to executives and employees, which contain performance conditions. 20% of the RSUs vested on June 30, 2019 and 25% of the RSUs became probable of achievement in the quarter ended December 31, 2019.  The remaining performance conditions are based on regulatory approval and are not probable as of December 31, 2019. Assuming all remaining performance conditions are achieved, the Company expects that the remaining 20% would vest on March 31, 2020, and the final 30% of the RSUs would vest on September 30, 2020.

	Number of Performance Based RSU Shares	Weighted Average Grant Date Fair Value per Unit
	(In thousands except per share data)
Outstanding at December 31, 2018	—	$—
Granted	604	12.18
Vested	(95)	12.14
Forfeited	(66)	12.09
Outstanding at December 31, 2019	443	$12.16

Compensation expense totaling $3.6 million was recognized for the performance-based RSUs for the year-ended December 31, 2019.

There was $3.4 million of unrecognized compensation cost as of December 31, 2019, related to performance-based RSUs that will be recognized when and if the performance conditions become probable.

As of December 31, 2019, there were approximately 727,000 RSUs outstanding.

401(k) Savings Plan

The Company has a defined contribution 401(k) savings plan (the “401(k) Plan”). The 401(k) Plan covers substantially all employees, and allows participants to defer a portion of their annual compensation on a pretax basis. Company contributions to the 401(k) Plan may be made at the discretion of the board of directors. During the year ended December 31, 2014, the Company implemented a matching contribution to the 401(k) Plan, matching 50% of an employee’s contribution up to a maximum of 3% of the participant’s compensation. Company contributions to the 401(k) plan totaled $0.6 million, $0.5 million and $0.5 million in the years ended December 31, 2019, 2018 and 2017, respectively.

14. Loss per Share

As described in Note 2, Summary of Significant Accounting Policies, the Company computes basic and diluted earnings (loss) per share using a methodology that gives effect to the impact of outstanding participating securities (the “two-class method”). The two-class method was not applied for the years ended December 31, 2019, 2018, and 2017 due to the net loss recognized in each of those periods. In 2019 the net loss applicable to common stockholders did not equal net loss due to the accretion of the beneficial conversion feature of Series A Preferred Stock in the amount of $2.9 million. The beneficial conversion feature was initially recorded as a discount on the Series A Preferred Stock with a corresponding amount recorded to Additional Paid-in Capital. The discount on the Series A Preferred Stock was then immediately written off as a deemed dividend as the Series A Preferred Stock does not have a stated redemption date and is immediately convertible at the option of the holder.

Basic and diluted loss per share allocable to common stockholders are computed as follows:

	Year Ended December 31,
	2019	2018	2017
	(In thousands except per share data)
Net loss	$(170,295)	$(123,630)	$(134,309)
Accretion of Series A Preferred Stock	(2,940)	—	—
Net loss attributable to common stockholders	$(173,235)	$(123,630)	$(134,309)
Weighted average shares outstanding	89,891	71,864	61,471
Basic and diluted loss per share allocable to common stockholders	$(1.93)	$(1.72)	$(2.18)

The following common stock equivalents were excluded from the calculation of diluted loss per share allocable to common stockholders because their inclusion would have been anti-dilutive:

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Stock options	8,087	5,153	4,576
Restricted stock units	757	—	—
Shares issuable under employee stock purchase plan	38	28	23
Series A Preferred Stock (if converted)	3,500	—	—
Warrants	2,500	—	—
	14,882	5,181	4,599

The above table does not include the up to 6,250,000 shares subject to the Company’s option to sell additional shares to RPI pursuant to the Put Option as the decision to exercise this option was within the Company’s control.  On December 30, 2019, the Company exercised its option to sell 2,500,000 shares of Common Stock to RPI for an aggregate of $50.0 million. The sale was effected on February 11, 2020, as further discussed in Note 16, Subsequent Events.

15. Unaudited Quarterly Results

The results of operations on a quarterly basis for the years ended December 31, 2019 and 2018 are set forth below:

	Quarter Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
	(In thousands, except per share data)
Collaboration revenue	$7,891	$5,900	$5,715	$4,294
Operating expenses:
Research and development	26,896	40,907	26,579	38,257
General and administrative	11,986	15,698	17,089	23,530
Total operating expenses	38,882	56,605	43,668	61,787
Operating loss	(30,991)	(50,705)	(37,953)	(57,493)
Other income, net	1,652	2,240	1,864	1,149
Income tax (provision)	—	—	—	(58)
Net loss	$(29,339)	$(48,465)	$(36,089)	$(56,402)
Reconciliation of net loss to net loss attributable to common stockholders
Net loss	$(29,339)	$(48,465)	$(36,089)	$(56,402)
Accretion of convertible preferred stock	(2,940)	—	—	—
Net loss attributable to common stockholders	$(32,279)	$(48,465)	$(36,089)	$(56,402)
Loss per share allocable to common stockholders:
Basic	$(0.39)	$(0.53)	$(0.40)	$(0.59)
Diluted	$(0.39)	$(0.53)	$(0.40)	$(0.59)
Weighted-average common shares outstanding used in net loss per share attributable to common stockholders:
Basic	82,424	90,876	91,044	95,074
Diluted	82,424	90,876	91,044	95,074

	Quarter Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
	(In thousands, except per share data)
Collaboration revenue	$—	$12,000	$—	$9,700
Operating expenses:
Research and development	25,622	31,346	27,027	21,838
General and administrative	9,360	10,914	11,528	12,170
Total operating expenses	34,982	42,260	38,555	34,008
Operating loss	(34,982)	(30,260)	(38,555)	(24,308)
Other income, net	917	1,132	1,063	1,420
Income tax (provision)	—	—	—	(57)
Net loss	$(34,065)	$(29,128)	$(37,492)	$(22,945)
Loss per share allocable to common stockholders:
Basic	$(0.49)	$(0.42)	$(0.54)	$(0.29)
Diluted	$(0.49)	$(0.42)	$(0.54)	$(0.29)
Weighted average shares outstanding:
Basic	69,386	69,490	69,539	78,962
Diluted	69,386	69,490	69,539	78,962

16. Subsequent Events

In January 2020, we triggered the payment of the $25.0 million milestone payment upon regulatory approval by the FDA of tazemetostat for epithelioid sarcoma and subsequently paid the milestone in February 2020.

On February 11, 2020, the Company sold 2,500,000 shares of Common Stock to RPI for an aggregate of $50.0 million pursuant to the Put Option.