Form 10-Q
period 2020-03-31
Epizyme, Inc.
filed 2020-05-04
CIK 1571498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

The number of shares outstanding of the registrant’s common stock as of April 30, 2020: 101,061,195 shares.

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

Epizyme® is a registered trademark of Epizyme, Inc. and Epizyme, Inc. has submitted trademark applications for TAZVERIK™ in the United States and/or other countries. All other trademarks, service marks or other tradenames appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

Forward-looking Information

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. These statements may be identified by such forward-looking terminology as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and similar statements or variations of such terms. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

•	our plans to develop and commercialize novel epigenetic therapies for patients with cancer and other serious diseases;
•	the commercial launch of TAZVERIK;
•	our ongoing and planned clinical trials, including the timing of initiation and enrollment in the trials, the timing of availability of data from the trials and the anticipated results of the trials;
•	the timing of and our ability to apply for, obtain and maintain regulatory approvals for our product candidates;
•	our ability to achieve anticipated milestones under our collaborations;
•	the rate and degree of market acceptance and clinical utility of our products;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	our intellectual property position; and
•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing.

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

Our management’s discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which have been prepared by us in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim periods and with Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. This discussion and analysis should be read in conjunction with these unaudited condensed consolidated financial statements and the notes thereto as well as in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, or our Annual Report. The three months ended March 31, 2020 and 2019 are referred to as the first quarter of 2020 and 2019, respectively. Unless the context indicates otherwise, all references herein to our company include our wholly owned subsidiary.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

EPIZYME, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except per share data)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$179,262	$139,482
Marketable securities	197,199	241,605
Accounts receivable, net	1,649	2,567
Inventory	1,703	—
Prepaid expenses and other current assets	22,627	15,523
Total current assets	402,440	399,177
Property and equipment, net	2,071	2,219
Operating lease assets	20,473	21,206
Intangible assets, net	24,702	—
Restricted cash and other assets	1,951	1,987
Total assets	$451,637	$424,589
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,928	$8,782
Accrued expenses	18,060	22,549
Current portion of operating lease obligation	3,179	3,039
Other current liabilities	16	16
Total current liabilities	27,183	34,386
Operating lease obligation, net of current portion	18,825	19,120
Deferred revenue, net of current portion	3,806	3,806
Long-term debt, net of debt discount	48,381	23,309
Other long-term liabilities	38	38
Liability related to sale of future royalties	13,087	12,793
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized; 338 shares and 350 shares issued and outstanding, respectively (equivalent to 3,378 shares and 3,500 shares of common stock, respectively, upon conversion at a 10:1 ratio)	36,127	37,432
Common stock, $0.0001 par value; 125,000 shares authorized; 101,047 shares and 97,783 shares issued and outstanding, respectively	10	10
Additional paid-in capital	1,112,211	1,050,695
Accumulated other comprehensive (loss) income	(75)	19
Accumulated deficit	(807,956)	(757,019)
Total stockholders’ equity	340,317	331,137
Total liabilities and stockholders’ equity	$451,637	$424,589

See notes to condensed consolidated financial statements.

EPIZYME, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(Amounts in thousands, except per share data)

	Three Months Ended March 31,
	2020	2019
Revenue:
Product revenue, net	$1,284	$—
Collaboration revenue	70	7,891
Total revenue	$1,354	$7,891
Operating expenses:
Cost of product revenue	614	—
Research and development	25,163	26,896
Selling, general and administrative	26,927	11,986
Total operating expenses	52,704	38,882
Operating loss	(51,350)	(30,991)
Other income, net:
Interest income, net	756	1,658
Other (expense), net	(48)	(6)
Non-cash interest expense related to sale of future royalties	(295)	—
Other income, net	413	1,652
Net loss	$(50,937)	$(29,339)
Other comprehensive income (loss):
Unrealized (loss) gain on available-for-sale securities	(94)	86
Comprehensive loss	$(51,031)	$(29,253)
Reconciliation of net loss to net loss attributable to common stockholders:
Net loss	$(50,937)	$(29,339)
Accretion of convertible preferred stock	—	(2,940)
Net loss attributable to common stockholders	$(50,937)	$(32,279)
Net loss per share attributable to common stockholders:
Basic	$(0.51)	$(0.39)
Diluted	$(0.51)	$(0.39)
Weighted-average common shares outstanding used in net loss per share attributable to common stockholders:
Basic	99,616	82,424
Diluted	99,616	82,424

See notes to condensed consolidated financial statements.

EPIZYME, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(50,937)	$(29,339)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	512	207
Stock-based compensation	6,510	3,211
Amortization of discount on investments	(270)	(690)
Amortization of debt discount	83	—
Loss on disposal of property and equipment	19	—
Non-cash interest expense associated with the sale of future royalties	295	—
Changes in operating assets and liabilities:
Accounts receivable	918	7,090
Inventory	(1,703)	—
Prepaid expenses and other current assets	(7,104)	(3,051)
Accounts payable	(2,716)	3,174
Accrued expenses	(4,489)	(4,274)
Deferred revenue	—	(7,891)
Operating lease assets	733	943
Operating lease liabilities	(155)	(963)
Other assets	36	21
Net cash used in operating activities	(58,268)	(31,562)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(13,999)	(173,151)
Maturities of available-for-sale securities	58,578	100,720
Purchase of intangible asset	(25,000)	—
Purchases of property and equipment	(63)	(21)
Net cash provided by (used in) investing activities	19,516	(72,452)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of commissions	—	122,992
Proceeds from issuance of preferred stock, net of commissions	—	37,432
Payment of offering costs	(79)	(22)
Proceeds from the issuance of debt	25,000	—
Payment of debt issuance costs	(90)	—
Proceeds from the issuance of common stock in connection with the exercise of the put option, net of financing costs	49,915	—
Proceeds from stock options exercised	3,140	886
Issuance of shares under employee stock purchase plan	646	360
Net cash provided by financing activities	78,532	161,648
Net increase in cash, cash equivalents and restricted cash	39,780	57,634
Cash, cash equivalents and restricted cash, beginning of period	140,991	87,133
Cash, cash equivalents and restricted cash, end of period	$180,771	$144,767
SUPPLEMENTAL CASH FLOW INFORMATION:
Unpaid offering costs	$—	$262
Interest paid	$914	$—
Property and equipment included in accounts payable or accruals	$22	$—

See notes to condensed consolidated financial statements

EPIZYME, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

(Amounts in thousands, except share amounts)

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2018	79,175,380	$8	—	$—	$819,779	$(586,724)	$(54)	$233,009
Issuance of common stock (net of commissions and offering costs of $284)	11,500,000	1	—	—	122,707	—	—	122,708
Issuance of series A convertible preferred stock, net of commissions and beneficial conversion charge	—	—	350,000	34,492	2,940	—	—	37,432
Accretion of series A convertible preferred stock	—	—	—	2,940	(2,940)	—	—	—
Exercise of stock options and vesting of restricted stock units	89,726	—	—	—	886	—	—	886
Stock-based compensation	—	—	—	—	3,211	—	—	3,211
Issuance of shares under employee stock purchase plan	37,972	—	—	—	360	—	—	360
Unrealized gain on available for sale securities	—	—	—	—	—	—	86	86
Net loss	—	—	—	—	—	(29,339)	—	(29,339)
Balance at March 31, 2019	90,803,078	$9	350,000	$37,432	$946,943	$(616,063)	$32	$368,353

Balance at December 31, 2019	97,783,476	$10	350,000	37,432	$1,050,695	$(757,019)	$19	$331,137
Issuance of common stock in connection with the exercise of the put option (net of financing costs of $85)	2,500,000	—	—	—	49,915	—	—	49,915
Issuance of common stock in connection with the conversion of series A convertible preferred stock	122,000	—	(12,200)	(1,305)	1,305	—	—	—
Exercise of stock options and vesting of restricted stock units	579,919	—	—	—	3,140	—	—	3,140
Stock-based compensation	—	—	—	—	6,475	—	—	6,475
Issuance of shares under employee stock purchase plan	60,576	—	—	—	646	—	—	646
Issuance of shares of common stock in lieu of board fees	1,404	—	—	—	35	—	—	35
Unrealized loss on available for sale securities	—	—	—	—	—	—	(94)	(94)
Net loss	—	—	—	—	—	(50,937)	—	(50,937)
Balance at March 31, 2020	101,047,375	$10	337,800	$36,127	$1,112,211	$(807,956)	$(75)	$340,317

See notes to condensed consolidated financial statements.

EPIZYME, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. The Company

Epizyme, Inc. (collectively referred to with its wholly owned, controlled subsidiary, Epizyme Securities Corporation, as “Epizyme” or the “Company”) is a biopharmaceutical company that is committed to rewriting treatment for people with cancer and other serious diseases through the discovery, development, and commercialization of novel epigenetic medicines. By focusing on the genetic drivers of disease, the Company’s science seeks to match targeted medicines with the patients who need them.

Through March 31, 2020, the Company has raised an aggregate of $1,356.9 million to fund its operations. This includes $243.3 million of non-equity funding through its collaboration agreements, $198.1 million of funding received through agreements with RPI Finance Trust (“Royalty Pharma”) and BioPharma Credit Investments V (Master) LP and BioPharma Credit PLC  (the “Lenders”) consisting of $100.0 million in consideration received from the sale of shares of the Company’s common stock, a warrant to purchase shares of the Company’s common stock and rights to receive royalties from Eisai with respect to net sales by Eisai of tazemetostat products in Japan, $50.0 million from the sale of shares of the Company’s common stock pursuant to the Company’s exercise of its put option to sell shares of its common stock to Royalty Pharma, $50.0 million of borrowings under the Company’s loan facility with the Lenders less debt issuance costs of $1.7 million, $839.5 million from the sale of common stock and series A convertible preferred stock in the Company’s public offerings and $76.0 million was from the sale of redeemable convertible preferred stock in private financings prior to the Company’s initial public offering in May 2013. As of March 31, 2020, the Company had $376.5 million in cash, cash equivalents and marketable securities.

The Company’s lead product candidate tazemetostat is approved in the United States as TAZVERIK for the treatment of epithelioid sarcoma.  Commercial sales of TAZVERIK for the treatment of epithelioid sarcoma commenced in the first quarter of 2020. The Company commenced active operations in early 2008. Since its inception, the Company has generated an accumulated deficit of $808.0 million through March 31, 2020 and will require substantial additional capital to fund its research, development, and commercialization efforts. The Company is subject to risks common to companies in the biotechnology industry, including, but not limited to, risks of failure of commercialization, clinical trials and preclinical studies, the need to obtain additional financing to fund the future development and commercialization of tazemetostat and the rest of its pipeline, the need to obtain marketing approval for its product candidates, the need to successfully commercialize and gain market acceptance of its product candidates, dependence on key personnel, protection of proprietary technology, compliance with government regulations, development by competitors of technological innovations and ability to transition from clinical-stage manufacturing to commercial-stage production of products.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, or the Annual Report.

The unaudited condensed consolidated financial statements include the accounts of Epizyme, Inc. and its wholly owned, controlled subsidiary, Epizyme Securities Corporation. All intercompany transactions and balances of subsidiaries have been eliminated in consolidation. In the opinion of management, the information furnished reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair presentation of the results for the reported interim periods. The Company considers events or transactions that occur after the balance sheet date but before the condensed consolidated financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The three months ended March 31, 2020 and 2019 are referred to as the first quarter of 2020 and 2019, respectively. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period.

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended March 31, 2020 are consistent with those discussed in Note 2 to the consolidated financial statements in the Company’s 2020 Annual Report on Form 10-K and are updated below as necessary.

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

The Company’s evaluation entails analyzing prospective operating budgets and forecasts for expectations of the Company’s cash needs, and comparing those needs to the current cash, cash equivalent and marketable securities balances. After considering the Company’s current research and development plans, commercialization activities, including the build out of our salesforce and commercial infrastructure to support the launch of TAZVERIK in the ES indication and an expansion of our infrastructure to support a potential commercial launch in FL, and the timing expectations related to the progress of its programs, and after considering its existing cash, cash equivalents and marketable securities as of March 31, 2020, the Company did not identify conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these financial statements were issued.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes, or ASC 740, which simplifies the accounting for income taxes. The ASU will be effective for the Company in the first quarter of fiscal 2021, with early adoption permitted. The Company has not yet assessed the impact of this standard on its financial statements.

Recently Adopted Accounting Pronouncements

Financial Instruments – Credit Losses

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses, or ASC 326, which requires earlier recognition of credit losses on financing receivables and other financial assets in scope. The new standard is effective for annual reporting periods beginning after December 15, 2019.

Effective January 1, 2020, the Company adopted ASC 326 using the required modified retrospective approach and utilizing the effective date as its date of initial application, for which prior periods are presented in accordance with the previous guidance in ASC 326, Financial Instruments – Credit Losses, or ASC 326.

The adoption of this standard resulted in an immaterial allowance for credit losses on the Company’s condensed consolidated balance sheet. The adoption of the standard did not have a material effect on the Company’s condensed consolidated statements of operations and comprehensive loss or condensed consolidated statements of cash flows. As of March 31, 2020, the Company had no balances to record under the transition guidance within the new standard.

Revenue Recognition

The Company recognizes revenue when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. To determine revenue recognition, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. For a further discussion of accounting for net product revenue see Note 3, “Revenue Recognition”.

Accounts Receivable

The Company extends credit to customers based on its evaluation of the customer’s financial condition. The Company records receivables for all billings when amounts are due under standard terms. Accounts receivable are stated at amounts due net of applicable prompt pay discounts and other contractual adjustments as well as an allowance for doubtful accounts. The Company assesses the need for an allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, the customer’s ability to pay its obligation and the condition of the general economy and the industry as a whole. The Company will write-off accounts receivable when the Company determines that they are uncollectible. In general, the Company has experienced no significant collection issues with its customers.

Inventories

The Company outsources the manufacturing of TAZVERIK for the treatment of adult and pediatric patients aged 16 years and older with metastatic or locally advanced epithelioid sarcoma not eligible for complete resection and uses contract manufacturers that produce the raw and intermediate materials used in the production of TAZVERIK as well as the finished product. The Company currently has one supplier qualified for each step in the manufacturing process and is in the process of qualifying additional suppliers.

Inventories are composed of raw materials, intermediate materials, which are classified as work-in-process, and finished goods, which are goods that are available for sale. The Company states inventories at the lower of cost or net realizable value with the cost based on the first-in, first-out method. If the Company identifies excess, obsolete or unsalable items, it writes down its inventory to its net realizable value in the period in which the impairment is identified. These adjustments are recorded based upon various factors related to the product, including the level of product manufactured by the Company, the level of product in the distribution channel, current and projected demand, the expected shelf-life of the product and firm inventory purchase commitments. Shipping and handling costs incurred for inventory purchases are included in inventory costs and costs incurred for product shipments are recorded as incurred in cost of product revenue.

Prior to receiving approval from the FDA on January 23, 2020 to sell TAZVERIK, the Company expensed all costs incurred related to the manufacture of TAZVERIK as research and development expense because of the inherent risks associated with the development of a product candidate, the uncertainty about the regulatory approval process and the lack of history for the Company of regulatory approval of drug candidates.

Intangible Assets, Net

Intangible assets consist of capitalized milestone payments made to third parties under an in-license of patent rights upon receiving regulatory approval of TAZVERIK. The finite lived intangible assets are being amortized on a straight-line basis over the expected time period the Company will benefit from the in-licensed rights, which is generally the patent life. Intangible assets are recorded at cost at the time of their acquisition and are stated in the Company’s condensed consolidated balance sheets net of accumulated amortization and impairments, if applicable. The amortization expense is recognized as cost of product revenue in the Company’s condensed consolidated statement of operations. During the first quarter of 2020 the Company paid a $25.0 million milestone payment under its agreement with Eisai upon regulatory approval of tazemetostat for epithelioid sarcoma.  This regulatory milestone has been capitalized as an intangible asset.

The following table presents intangible assets as of March 31, 2020 (in thousands):

	March 31, 2020	Estimated useful life (years)
In-licensed rights	$25,000	12.2
Less: accumulated amortization	(298)
Total intangible asset, net	$24,702

The Company recorded approximately $0.3 million in amortization expense related to intangible assets, using the straight-line methodology which is considered the best estimate of economic benefit, during the three months ended March 31, 2020. Estimated future amortization expense for intangible assets for the year ended December 31, 2020 is $1.3 million and approximately $1.8 million per year thereafter.

The Company assesses its intangible assets for impairment if indicators are present or changes in circumstance suggest that impairment may exist. Events that could result in an impairment, or trigger an interim impairment assessment, include the receipt of additional clinical or nonclinical data regarding one of the Company’s drug candidates or a potentially competitive drug candidate, changes in the clinical development program for a drug candidate, or new information regarding potential sales for the drug. If impairment indicators are present or changes in circumstance suggest that impairment may exist, the Company performs a recoverability test by comparing the sum of the estimated undiscounted cash flows of each intangible asset to its carrying value on the consolidated balance sheet. If the undiscounted cash flows used in the recoverability test are less than the carrying value, the Company would determine the fair value of the intangible asset and recognize an impairment loss if the carrying value of the intangible asset exceeds its fair value.

3. Product Revenue, Net

The Company sells TAZVERIK in the United States principally to a limited number of specialty pharmacies, which dispense the product directly to patients, and specialty distributors, which in turn sell the product to hospital pharmacies and community practice pharmacies (collectively, healthcare providers) for the treatment of patients. The specialty pharmacies and specialty distributors are referred to as the Company’s customers.

Revenue is recognized by the Company when the customer obtains control of the product, which occurs at a point in time, typically when the product is received by the Company’s customers. The Company provides a right of return to its customers for unopened product for a limited time before and after its expiration date, which lapses upon shipment to a patient. Healthcare providers to whom specialty distributors sell TAZVERIK hold limited inventory that is designated for patients, and the Company is able to monitor inventory levels in the distribution channel, thereby limiting the risk of return.

Reserves for Variable Consideration

Revenues from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established and which result from discounts, returns, chargebacks, rebates, co-pay assistance and other allowances that are offered within contracts between the Company and its customers, health care providers, payors and other indirect customers relating to the Company’s product sales. These reserves are based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if the amount is payable to the customer) or a current liability (if the amount is payable to a party other than a customer). Where appropriate, these estimates take into consideration a range of possible outcomes that are probability-weighted for relevant factors such as the Company’s historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which the Company is entitled based on the terms of the contract. The amount of variable consideration that is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

Trade Discounts and Allowances: The Company generally provides customers with discounts that include incentive fees that are explicitly stated in customer contracts and are recorded as a reduction of revenue in the period the related product revenue is recognized. In addition, the Company receives sales order management, data and distribution services from certain customers. To the extent the services received are distinct from the Company’s sale of products to the customer, these payments are classified in selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss.

Product Returns: Consistent with industry practice, the Company generally offers customers a limited right of return based on the product’s expiration date for product that has been purchased from the Company, which lapses upon shipment to a patient. The Company estimates the amount of product sales that may be returned by customers and records this estimate as a reduction of revenue in the period in which the related product revenue is recognized. The Company currently estimates product return liabilities using available industry data and the Company’s own historical sales information, including our visibility into the inventory remaining in the distribution channel.

Provider Chargebacks and Discounts: Chargebacks for fees and discounts to healthcare providers represent the estimated obligations resulting from contractual commitments to sell products to qualified healthcare providers at prices lower than the list prices charged to customers who directly purchase the product from the Company. Customers charge the Company for the difference between what they pay for the product and the ultimate selling price to the qualified healthcare providers. These reserves are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue and accounts receivable. Chargeback amounts are generally determined at the time of resale to the qualified healthcare provider by customers, and the Company generally issues credits for such amounts within a few weeks of the customer’s notification to the Company of the resale. Reserves for chargebacks consist of credits that the Company expects to issue for units that remain in the distribution channel inventories at each reporting period end that the Company expects will be sold to qualified healthcare providers, and chargebacks that customers have claimed but for which the Company has not yet issued a credit.

Government Rebates: The Company is subject to discount obligations under state Medicaid programs and Medicare. The Company estimates its Medicaid and Medicare rebates based upon a range of possible outcomes that are probability-weighted for the estimated payor mix. These reserves are recorded in the same period in which the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability that is included in accrued expenses on the Company’s consolidated balance sheet. For Medicare, the Company also estimates the number of patients in the prescription drug coverage gap for whom the Company will owe an additional liability under the Medicare Part D program. The Company’s liability for these rebates consists of invoices received for claims from prior quarters that have not been paid or for which an invoice has not yet been received, estimates of claims for the current quarter, and estimated future claims that will be made for product that has been recognized as revenue, but remains in the distribution channel inventories at period end.

Payor Rebates: The Company may contract with various private payor organizations, primarily insurance companies and pharmacy benefit managers, for the payment of rebates with respect to utilization of the Company’s products. The Company estimates these rebates and records such estimates in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability.

Other Incentives/Patient Assistance Programs: The Company also offers voluntary patient assistance programs such as co-pay assistance. Co-pay assistance programs are intended to provide financial assistance to qualified commercially insured patients with prescription drug co-payments required by payors. The calculation of the accrual for co-pay assistance is based on an estimate of claims and the cost per claim that the Company expects to receive associated with product that has been recognized as revenue, but remains in the distribution channel inventories at period end.

The following table summarizes activity in each of the above product revenue allowances and reserve categories for the three-month period ended March 31, 2020:

	Chargebacks, Discounts, and	Government and Other
	Fees	Rebates	Returns	Total
	(In thousands)
Balance, January 1, 2020	$—	$—	$—	$—
Provision	147	173	8	328
Payments or credits	(62)	(18)	—	(80)
Balance, March 31, 2020	$85	$155	$8	$248

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of accounts receivable from customers and cash held at financial institutions. The Company believes that such customers and financial institutions are of high credit quality.

For the three-month period ended March 31, 2020, three individual customers accounted for 59 percent, 19 percent, and 13 percent of net product revenue, respectively. As of March 31, 2020, three individual customers accounted for 45 percent, 25 percent, and 10 percent of accounts receivable, respectively. No other customer accounted for more than 10 percent of net product revenue or accounts receivable.

There was no product revenue for the three-month period ended March 31, 2019.

4. Cash

A reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows, is as follows:

	As of March 31,
	2020	2019
	(In thousands)
Cash and cash equivalents	$179,262	$144,305
Restricted cash, as part of other assets	1,509	462
Total cash, cash equivalents, and restricted cash
shown in the condensed consolidated statements of cash flows	$180,771	$144,767

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

5. Marketable Securities

The following table summarizes the available-for-sale securities held at March 31, 2020 (in thousands):

Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$76,064	$137	$—	$76,201
Corporate notes	117,213	42	(259)	116,996
U.S. government agency securities and U.S. Treasuries	4,000	2	—	4,002
Total	$197,277	$181	$(259)	$197,199

The following table summarizes the available-for-sale securities held at December 31, 2019 (in thousands):

Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$96,952	$27	$(16)	$96,963
Corporate notes	140,634	49	(41)	140,642
U.S. government agency securities and U.S. Treasuries	4,000	—	—	4,000
Total	$241,586	$76	$(57)	$241,605

Certain short-term debt securities with original maturities of less than 90 days are included in cash and cash equivalents within the consolidated balance sheets and are not included in the tables above.

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. At March 31, 2020, the balance in the Company’s accumulated other comprehensive loss was composed solely of activity related to the Company’s available-for-sale marketable securities. There were no realized gains or losses recognized on the sale or maturity of available-for-sale securities during the three months ended March 31, 2020, and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive loss for the same period.

The aggregate fair value of available-for-sale securities held by the Company in an unrealized loss position for less than twelve months as of March 31, 2020 was $96.9 million, which consisted of 25 corporate notes securities. The aggregate unrealized loss for those securities in an unrealized loss position for less than twelve months as of March 31, 2020 was less than $0.3 million.

The Company does not intend to sell and it is unlikely that the Company will be required to sell the above investments before recovery of their amortized cost bases, which may be maturity. The Company determined that there was no material change in the credit risk of any of its investments. As a result, the Company determined it did not hold any investments with any other-than-temporary impairment as of March 31, 2020. The weighted-average maturity of the Company’s portfolio was approximately three months at March 31, 2020.

6. Fair Value Measurements

The Company’s financial instruments as of March 31, 2020 and December 31, 2019 consisted primarily of cash and cash equivalents, marketable securities and accounts receivable and accounts payable. As of March 31, 2020 and December 31, 2019, the Company’s financial assets recognized at fair value consisted of the following:

	Fair Value as of March 31, 2020
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents	$167,753	$163,305	$4,448	$—
Marketable securities:
Commercial paper	76,201	—	76,201	—
Corporate notes	116,996	—	116,996	—
U.S. government agency securities and treasuries	4,002	—	4,002	—
Total	$364,952	$163,305	$201,647	$—

	Fair Value as of December 31, 2019
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents	$132,193	$124,419	$7,774	$—
Marketable securities:
Commercial paper	96,963	—	96,963	—
Corporate notes	140,642	—	140,642	—
U.S. government agency securities and treasuries	4,000	—	4,000	—
Total	$373,798	$124,419	$249,379	$—

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

7. Inventory

All of the Company’s inventories relate to the manufacturing of TAZVERIK. The following table sets forth the Company’s inventories as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
	(In thousands)
Raw materials	$480	$—
Work in process	1,134	—
Finished goods	89	—
Total	$1,703	$—

Upon approval of TAZVERIK by the FDA on January 23, 2020, the Company began capitalizing inventory costs for TAZVERIK manufactured in preparation for the product launch in the United States. In periods prior to January 23, 2020, the Company expensed costs associated with the manufacture of TAZVERIK, including raw materials, work in process and finished goods, as research and development expenses. As of March 31, 2020 the Company has not capitalized inventory costs related to its other drug development programs.

8. Supplemental Balance Sheet Information

Accrued expenses consisted of the following:

	March 31, 2020	December 31, 2019
	(In thousands)
Employee compensation and benefits	$3,803	$7,844
Research and development expenses	9,110	9,706
Professional services and other	5,147	4,999
Accrued expenses	$18,060	$22,549

9. Income Taxes

The Company did not record a federal or state income tax provision or benefit for the three months ended March 31, 2020 and 2019 due to the expected and known loss before income taxes to be incurred, or incurred, as applicable, for the years ended December 31, 2020 and 2019, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets, with the exception of the deferred tax asset related to alternative minimum tax credit.

10. Commitments and Contingencies

There have been no significant changes to the Company’s commitments and contingencies, other than the minimum lease payments as disclosed in Note 11, Leases, in the three months ended March 31, 2020, as compared to those disclosed in Note 7, Commitments and Contingencies, included in its Annual Report.

11. Leases

The Company enters into lease arrangements for its facilities as well as certain equipment. A summary of the arrangements are as follows:

Operating Leases

The Company leases office and laboratory space at Technology Square in Cambridge, Massachusetts under a Lease Agreement, dated as of June 15, 2012, as amended, or the Technology Square Lease, with ARE-TECH Square, LLC, a Delaware limited liability company, or “ARE”, with a term that originally continued through May 31, 2018, and a Company option to extend the term of the lease at the then-current market rent, as defined in the Technology Square Lease, through November 30, 2022.

In May 2017, the Company entered into a Third Amendment to the Technology Square Lease, or the Third Amendment, with ARE, and a Fourth Amendment to the Technology Square Lease with ARE, or the Fourth Amendment, and, together with the Third Amendment, the Amendments.

Under the Amendments, the Company extended the term of the Technology Square Lease to November 30, 2022 but retained the right to terminate the Technology Square Lease, effective as of December 31, 2018, by giving written notice to ARE by December 31, 2017 and paying an early termination fee. The Company did not exercise this right. Under the Technology Square Lease as amended, the Company has agreed to pay a monthly base rent of approximately $0.2 million for the period commencing December 1, 2017 through May 31, 2018, with an increase on June 1, 2018 of approximately $33,000 and annual increases of approximately $9,000 on December 1 of each subsequent year until December 1, 2021.

The Company has a $0.5 million letter of credit as a security deposit for the Technology Square Lease and has recorded cash held to secure this letter of credit as restricted cash and other assets on the condensed consolidated balance sheet. In applying the ASU 2016-02, Leases, or ASC 842, transition guidance, the Company determined the classification of this lease to be operating and recorded a lease liability and a right-of-use asset on January 1, 2019.

On August 16, 2019, the Company entered into a lease, or the Hampshire Street Lease, with BMR-Hampshire LLC, or BMR. The Hampshire Street Lease is for 33,525 rentable square feet of office space in Cambridge, Massachusetts. The Hampshire Street Lease

commenced as of December 1, 2019. The Hampshire Street Lease has an initial term of seven years and four months from the commencement date and provides the Company with an option to extend the lease term for one additional five-year period. After a four-month period during which base rent is not payable, the Hampshire Street Lease provides for monthly rent payments starting at $0.2 million and increasing 2.5% per year. In the event that the Company exercises its option to extend the lease term, the Hampshire Street Lease provides for monthly rent payments during the additional five-year period at the greater of the base rent rate at the end of the initial term or the then-current market rent. In addition to base rent, the Hampshire Street Lease requires the Company to pay certain variable costs, including taxes, insurance, maintenance and other operating expenses.

The Company has a $1.0 million letter of credit in favor of the BMR as a security deposit for the Hampshire Street Lease and has recorded cash held to secure this letter of credit as restricted cash and other assets on the consolidated balance sheet. In applying ASC 842, the Company determined the classification of the Hampshire Street Lease to be operating and recorded a lease liability and a right-of-use asset as of December 31, 2019.

The Company is required to pay certain variable costs to its landlords in addition to fixed rent. These costs include common area maintenance, real estate taxes, and parking and are included in lease expense.

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Lease cost
Operating lease cost	$1,550	$888
Variable lease cost	422	323
Total lease cost	$1,972	$1,211

Other information
Operating cash flows used for operating leases	$981	$905
Weighted average remaining lease term	5.2 years	3.6 years
Weighted average discount rate	9.63%	8.55%

Future minimum lease payments under the Company’s non-cancelable operating leases as of March 31, 2020, are as follows:

2020
(In thousands)
2020	$3,600
2021	6,442
2022	6,262
2023	2,989
2024	3,059
Thereafter	6,716
Total lease payments	$29,068
Less: imputed interest	(7,064)
Total operating lease liabilities at March 31, 2020	$22,004

12. Collaborations

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

Agreement Structure

Under the agreement, the Company has received and recognized as collaboration revenue totaling $89.0 million, consisting of upfront payments, fixed research funding, research and development services and preclinical and research and development milestone payments. As of March 31, 2020, for the two remaining targets, the Company is eligible to receive up to $50.0 million in clinical development milestone payments, up to $197.0 million in regulatory milestone payments and up to $128.0 million in sales-based milestone payments. As a result of the termination of the agreement as it relates to the third target, the Company will receive no additional payments related to that target. In addition, GSK is required to pay the Company royalties, at percentages from the mid-single digits to the low double-digits, on a licensed product-by-licensed product basis, on worldwide net product sales, subject to reduction in specified circumstances. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, the Company may not receive any additional milestone payments or royalty payments from GSK. GSK became solely responsible for development and commercialization for each licensed target in the collaboration when the research term ended on January 8, 2015.

Collaboration Revenue

Through March 31, 2020, the Company has earned a total of $89.0 million in total collaboration revenue since inception of the GSK agreement, which the Company recognized as collaboration revenue in the condensed consolidated statements of operations and comprehensive loss. The Company did not recognize any collaboration revenue under the agreement in the three months ended March 31, 2020 or March 31, 2019.  Any future revenues pursuant to this arrangement will relate to milestone payments and royalties received under the agreement with respect to the two remaining targets. All remaining milestone payments as of March 31, 2020 have been deemed not probable and therefore have not been recognized as revenue.

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

Under the original collaboration and license agreement, Eisai was solely responsible for funding all research, development and commercialization costs for EZH2 compounds. Under the Eisai License Agreement, the Company is solely responsible for funding global development, manufacturing and commercialization costs for EZH2 compounds outside of Japan, including the remaining development costs due under a companion diagnostics agreement with Roche Molecular, and Eisai is solely responsible for funding Japan-specific development and commercialization costs for EZH2 compounds.

The Company recorded the reacquisition of worldwide rights, excluding Japan, to the EZH2 program, including tazemetostat, under the Eisai License Agreement, as an acquisition of an in-process research and development asset. As this asset was acquired without corresponding processes or activities that would constitute a business, had not achieved regulatory approval for marketing and, absent obtaining such approval, had no alternative future use, the Company recorded the $40.0 million upfront payment made to Eisai in March 2015 as research and development expense in the consolidated statements of operations and comprehensive loss. The Company also agreed to pay Eisai up to $20.0 million in clinical development milestone payments, including a $10.0 million milestone upon the earlier of initiation of a first phase 3 clinical trial of any EZH2 product or the first submission of an NDA or Market Authorization Application, or MAA, and a $10.0 million milestone upon the earlier of initiation of a first phase 3 clinical trial of an EZH2 product or the first submission of an NDA or MAA for an indication different from the previous indication, up to $50.0 million in regulatory milestone payments, including a $25.0 million milestone payment upon regulatory approval of the first NDA or MAA, and a $25.0 million milestone payment upon regulatory approval of the next NDA or MAA of the different indication, and royalties at a percentage in the mid-teens on worldwide net sales of any EZH2 product, excluding net sales in Japan. The Company is eligible to receive from Eisai royalties at a percentage in the mid-teens on net sales of any EZH2 product in Japan. In the second quarter of 2019, the Company submitted its first NDA to the U.S. Food and Drug Administration, or FDA, for the treatment of patients with epithelioid sarcoma, triggering the payment of the first $10 million clinical development milestone to Eisai and the recording of this amount to research and development expense. The Company paid the $10.0 million clinical development milestone to Eisai in June 2019. In the fourth quarter of 2019, the Company submitted its second NDA to the FDA, for the treatment of patients with follicular lymphoma, triggering the payment of the second $10.0 million clinical development milestone to Eisai and the recording of this amount to research and development expense. The Company paid the $10.0 million clinical development milestone to Eisai in December 2019. In January 2020, the Company triggered the payment of the $25.0 million milestone payment upon regulatory approval of tazemetostat for epithelioid sarcoma, which was capitalized as an intangible asset on the Company’s condensed consolidated balance sheet as of March 31, 2020. During the three months ended March 31, 2020 and 2019, Eisai purchased drug product from the Company at cost to facilitate development within Japan under the Eisai License Agreement and the Company recognized approximately $0.4 million and $1.0 million, respectively, as a reduction to research and development expense. During the three months ended March 31, 2020, the Company recorded $0.2 million related to the world wide royalty due under the Eisai License Agreement in cost of product revenue based on U.S. sales of TAZVERIK and as of March 31, 2020, $0.2 million in royalties were payable under the Eisai License Agreement. As of March 31, 2020 and December 31, 2019 the Company had accounts receivable of $0.4 million and $1.3 million respectively.

Roche Molecular

In December 2012, Eisai and the Company entered into an agreement with Roche Molecular under which Eisai and the Company engaged Roche Molecular to develop a companion diagnostic to identify patients who possess certain activating mutations of EZH2. In October 2013, this agreement was amended to include additional mutations in EZH2. The development costs due under the amended agreement with Roche Molecular were the responsibility of Eisai until the execution of the amended and restated collaboration and license agreement with Eisai in March 2015, at which time the Company assumed responsibility for the remaining development costs due under the agreement. In December 2015, the Company and Eisai entered into a second amendment to the companion diagnostics agreement with Roche Molecular. The agreement was further amended in March 2018. Under the amended agreement, the Company was responsible for remaining development costs of $10.4 million due under the agreement as of March 2018 and Eisai has agreed to reimburse the Company $0.9 million of this amount related to a regulatory milestone for Japan. In July 2019, the Company entered into a fourth amendment to the companion diagnostics agreement. Under the amended agreement, the Company and Roche Molecular agreed to divide a $1.0 million regulatory milestone for the United States into two separate milestone payments, of which $0.5 million was paid by the Company as part of the signed amendment, and the remaining $0.5 million was paid by the Company in December 2019 upon the satisfaction of certain conditions set forth in the fourth amendment to the companion diagnostics agreement. As of March 31, 2020, the Company is responsible for the remaining development costs of $3.9 million due under the agreement. The Company anticipates the next payment of $1.0 million for achievement of a development milestone will become due in the second quarter of 2020. The Company expects the remaining development costs under the amended agreement to be incurred and paid through 2020.

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

Agreement Structure

Under the terms of the agreement, the Company received a $15.0 million upfront payment and $5.0 million in research funding for the costs to be incurred by the Company in connection with its research activities, payable quarterly in four equal installments during 2019. At its discretion, Boehringer Ingelheim had the option to extend the research period by up to one year, subject to the Company’s agreement to the specified research activities and additional research funding. During the third quarter of 2019, Boehringer Ingelheim’s option to extend the research period expired unexercised, and therefore the research period ended on December 31, 2019. In March 2020, the Company and Boehringer Ingelheim amended the agreement to extend the research period for the shared program targeting enzymes within helicase families with Boehringer Ingelheim providing research funding of $0.4 million. The additional research activities are expected to be completed prior to the end of 2020. Additionally, in March 2020, the Company received notice of termination for the program targeting enzymes with HAT families, which program termination will be effective 90 days following receipt of the notice. With regards to the shared program targeting enzymes within helicase families, the Company is eligible to receive up to $30.0 million in clinical development milestone payments, up to $46.5 million in regulatory milestone payments and up to $26.0 million in sales-based milestone payments. In addition, Boehringer Ingelheim is required to pay the Company tiered royalties, on a product by product, and country by country basis, at percentages ranging from the mid-single digits to low-double digits. Royalties will be payable on net product sales for therapies directed at the second target both in the United States and the rest of the world and net product sales outside of the United States for therapies directed at the first target.

Accounting Considerations of the Agreement

The Company assessed the arrangement in accordance with ASC 606 and concluded that the contract counterparty, Boehringer Ingelheim, is a customer based on the arrangement structure, through the satisfaction of each target’s performance obligations. The Company identified the following performance obligations under the arrangement:

•	the combination of the Epizyme License to the first undisclosed target inhibitor technology, associated research and development services through the research period; and,

•	the combination of the Epizyme license to the second undisclosed target inhibitor technology, associated research and development services through the research period.

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

In addition, during 2019, the Company achieved a $5.5 million development milestone for selection of a lead optimization candidate for the shared program targeting enzymes within helicase families, which was added to the transaction price. The next potential milestone payment that the Company might be entitled to receive under this agreement is a $7.0 million milestone, for selection of a development candidate for the shared program targeting enzymes within the helicase families under the agreement. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, the Company may not receive any additional milestone or royalty payments from Boehringer Ingelheim.

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

During the three months ended March 31, 2020, the Company added $0.4 million in research funding for the shared program targeting enzymes within helicase families to the transaction price which will be recognized as the research performance obligation is performed prior to the end of 2020.

Collaboration Revenue

Through March 31, 2020, the Company has recognized $25.6 million in total collaboration revenue since the inception of this collaboration, including $0.1 million during the three months ended March 31, 2020. During the three months ended March 31, 2019, the Company recognized $7.9 million in collaboration revenue under its agreement with Boehringer Ingelheim.

As of March 31, 2020 and December 31, 2019, respectively, the Company did not have any deferred revenue related to this agreement. As of March 31, 2020 and December 31, 2019 the Company had accounts receivable of $0.1 million and $1.3 million, respectively.

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

All performance obligations, except for the three material rights were substantially satisfied as of the adoption of ASC 606 and therefore all of the transaction price allocated to those performance obligations has been recognized as revenue under ASC 606. Through March 31, 2020, the Company has recognized revenue of $99.2 million under the agreement as collaboration revenue in the Company’s consolidated statements of operations and comprehensive loss and in accumulated deficit as a result of the cumulative-effect recognition upon adoption of ASC 606. The amounts received that have not yet been recognized as revenue, relate to the material rights, and are recorded in deferred revenue on the Company’s condensed consolidated balance sheet. Deferred revenue related to the agreement amounted to $3.8 million as of March 31, 2020, all of which is included in noncurrent liabilities.

13. Sale of Future Royalties

On November 4, 2019, the Company entered into a loan agreement with BioPharma Credit Investments V (Master) LP and BioPharma Credit PLC, or the Collateral Agent, and together with BioPharma Credit Investments V (Master) LP, the Lenders, providing for up to $70.0 million in secured term loans to be advanced in up to three tranches (the “Loan Agreement”). The Company may borrow $25.0 million under each of the first two tranches and $20.0 million under the third tranche. As of March 31, 2020, the Company had borrowed an aggregate principal amount under the first tranche of $25.0 million (the “Tranche A Note Payable”) and the second tranche of $25.0 million (the “Tranche B Note Payable”) with the ability to draw down the remaining tranche under the Loan Agreement subject to certain conditions. The Company also has the right to request up to an additional $300.0 million in secured term loans, subject to the approval of the Lenders, following FDA approval of tazemetostat for the treatment of FL in the United States, provided that the Company has not prepaid any outstanding term loans at the time of such request and such request is made before November 18, 2021. (See Note 14, Long-Term Debt)

On the same day, the Company executed a purchase agreement (the “RPI Purchase Agreement”) with RPI. Pursuant to the RPI Purchase Agreement, the Company agreed to sell to RPI 6,666,667 shares of its common stock, a warrant to purchase up to 2,500,000 shares of common stock at an exercise price of $20.00 per share (the “Common Stock Warrant”), and all of the Company’s rights to receive royalties from Eisai with respect to net sales by Eisai of tazemetostat products in Japan pursuant to the Eisai License Agreement and any successor arrangement for Japan sales (the “Japan Royalty”, and collectively, the “Transaction”). In consideration for the sale of shares of common stock, the Common Stock Warrant and the Japan Royalty, RPI paid the Company $100.0 million upon the closing of the RPI Purchase Agreement. In addition, RPI agreed, in connection with RPI’s acquisition from Eisai of the right to receive royalties from the Company under the Eisai License Agreement, to reduce the Company’s royalty obligation by low single digits upon the achievement of specified annual net sales levels over $1.5 billion. In addition, under the RPI Purchase Agreement, the Company has the right to sell, and RPI has the obligation to purchase, subject to certain conditions, including a maximum purchase price of $20.00 per share, $50.0 million of shares of common stock at the Company’s option for an 18-month period from the date of execution of the RPI Purchase Agreement (the “Put Option”). In February 2020, the Company sold 2.5 million shares of its common stock, for an aggregate of $50.0 million in proceeds pursuant to the Put Option. Additionally, under the terms of the RPI Purchase Agreement, the founder and chief executive officer of RP Management, an affiliate of RPI, and a co-founder of Pharmakon Advisors LP, an affiliate of the Lenders was elected as a director of the Company.

The Company accounted for the Loan Agreement and RPI Purchase Agreement as a single arrangement as RPI and the Lenders are related parties and the agreements were negotiated together. The aggregate proceeds of $125.0 million were allocated on a relative fair value basis, which approximated their respective actual fair values, to the four units of accounting pursuant to the transaction as follows: (1) $79.0 million to the common stock issued to RPI based on the closing price of the Company’s common stock on the date of the transaction, (2) $8.4 million to the Common Stock Warrant to purchase shares of common stock, based on the Black-Scholes option pricing model, (3) $12.6 million to the liability related to the sale of future royalties based on a discounted cash flow model and (4) $25.0 million to the Tranche A Note Payable based on the terms of the Loan Agreement. Transaction costs of $2.0 million were allocated directly to the units of accounting it relates to.

The fair value for the liability related to the sale of future royalties at the time of the transaction was based on our current estimates of future royalties expected to be paid to RPI over the life of the arrangement, which are considered level 3 inputs.

The allocated fair value of the common stock and Common Stock Warrant have been recorded in additional paid-in-capital and the Tranche A Note Payable has been recorded as long-term debt (See Note 14, Long-Term Debt).

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

The following table shows the activity of the Royalty Obligation since the transaction inception through March 31, 2020:

As of March 31, 2020
(In thousands)
Proceeds from sale of future royalties	$12,601
Non-cash interest expense recognized	486
Liability related to the sale of future royalties - ending balance	$13,087

During the three months ended March 31, 2020 no non-cash royalties from net sales of tazemetostat in Japan were recorded and the Company recorded $0.3 million of related non-cash interest expense.

14. Long-Term Debt

As of December 31, 2019, the Company had borrowed the first tranche of $25.0 million in term loans under the Loan Agreement. As of March 31, 2020, the Company had borrowed the second tranche of $25.0 million in term loans under the Loan Agreement. Under the terms of the Loan Agreement, the Company is required to make quarterly interest only payments following the closing of Tranche A Loan on November 18, 2019 and 8 equal quarterly payments of principal starting February 28, 2023 through November 18, 2024. In addition, under the terms of the Loan Agreement, the Company is required to make quarterly interest only payments following the closing of Tranche B Loan on March 27, 2020 and 8 equal quarterly payments of principal starting February 28, 2023 through November 18, 2024. The per annum interest rate of the Loan Agreement is equal to the LIBOR rate plus 7.75%. The Company has the ability to prepay the outstanding loan at its option by paying the greater of a prepayment penalty amount equal to the sum of all interest accruing from the prepayment date through the 36th-month anniversary of the Tranche A closing date on the amount of principal prepaid or a prepayment fee of 3% of the outstanding principal amount of the loan if prepayment was made before November 18, 2022, 2% of outstanding principal amount of the loan if prepayment was made between November 18, 2022 and November 2023 or 1% of the outstanding principal amount of the loan if the prepayment is made between November 18, 2023 and November 18, 2024. Lastly, the Company paid a commitment fee of 2.00% of the total $70.0 million committed facility amount, as well as expenses incurred by the Lender in executing the Loan Agreement. The Company also has the right to request up to an additional $300.0 million in secured term loans, subject to the approval of the Lenders, following FDA approval of tazemetostat for the treatment of FL in the United States, provided that the Company has not prepaid any outstanding term loans at the time of such request and such request is made before November 18, 2021.

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

The Company has the following minimum aggregate future loan payments at March 31, 2020 (in thousands):

As of March 31, 2020
(In thousands)
2020	$—
2021	—
2022	—
2023	25,000
2024	25,000
Total minimum payments	50,000
Less amounts representing interest and discount	(1,619)
Less current portion	—
Long-term debt, net of current portion	$48,381

For the three months ended March 31, 2020, interest expense related to the Company's Loan Agreement was approximately $0.7 million. The total carrying value of debt is classified as long-term on the consolidated balance sheet as of March 31, 2020.

15. Stockholders’ (Deficit) Equity

Common Stock

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to dividends when and if declared by the board of directors.

In November 2019, the Company issued to RPI 6,666,667 shares of Common Stock pursuant to a purchase agreement (for additional information refer to Note 11, Sale of Future Royalties). In March 2019, the Company issued 11,500,000 shares of Common Stock in connection with a public offering. In February 2020, the Company sold the 2,500,000 shares of its common stock in connection with the exercise of its put option to sell shares of its common stock for an aggregate of $49.9 million in net proceeds after deducting financing costs of $0.1 million.

The issuance of these shares contributed to significant increases in the Company’s shares of common stock outstanding as of March 31, 2020 and 2019 and in the weighted average shares outstanding for the three months ended March 31, 2020 and 2019 when compared to the comparable prior year periods.

Convertible Preferred Stock

On March 6, 2019, the Company entered into an Underwriting Agreement, (the “Preferred Stock Agreement”), that related to the public offering of 350,000 shares of Series A Convertible Preferred Stock, par value $0.0001 per share (“Series A Preferred Stock”), for a purchase price to the public of $115.00 per share. All of the Series A Preferred Stock was sold by the Company for net proceeds of $37.4 million.

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

In February 2020, 12,200 shares of Series A Preferred Stock were converted to 122,000 shares of common stock.

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

16. Stock-Based Compensation

Total stock-based compensation expense related to stock options, restricted stock units, shares issued under the employee stock purchase plan, and shares granted to non-employee directors in lieu of board fees was $6.5 million and $3.2 million for the three months ended March 31, 2020 and March 31, 2019, respectively.

Stock-based compensation expense is classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Research and development	$2,162	$1,165
General and administrative	4,348	2,046
Total	$6,510	$3,211

Stock Options

The weighted-average grant date fair value of options, estimated as of the grant date using the Black-Scholes option pricing model, was $13.37 and $6.03 per option for those options granted during the three months ended March 31, 2020 and 2019, respectively. Key assumptions used to apply this pricing model were as follows:

	Three Months Ended March 31,
	2020	2019
Risk-free interest rate	1.3%	2.5%
Expected life of options	5.98 years	6.0 years
Expected volatility of underlying stock	70.3%	72.0%
Expected dividend yield	0.0%	0.0%

The following is a summary of stock option activity for the three months ended March 31, 2020:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at December 31, 2019	8,087	$12.86
Granted	2,187	21.39
Exercised	(282)	11.13
Forfeited	(368)	13.83
Outstanding at March 31, 2020	9,624	$14.81	8.23	$25,471
Exercisable at March 31, 2020	3,318	$14.28	6.62	$9,889

As of March 31, 2020, there was $55.7 million of unrecognized compensation cost related to stock options that are expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 2.99 years.

Restricted Stock Units

During the three months ended March 31, 2020, 498,058 restricted stock units (“RSUs”) were granted to executives and employees. The awards were service-based. Assuming all service conditions are achieved, 25% of the RSUs would vest annually for four years.

	Number of Service Based RSU Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2019	284	$9.34
Granted	498	20.19
Vested	(50)	9.12
Forfeited	(66)	10.88
Outstanding at March 31, 2020	666	$17.85

Compensation expense totaling $0.5 million was recognized for the service-based RSUs for the three months ended March 31, 2020.

As of March 31, 2020, there was $10.3 million of unrecognized compensation cost related to service-based RSUs that are expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 3.53 years.

During 2019, the Company granted 604,000 RSUs to executives and employees, which contain performance conditions. 20% of the RSUs vested on June 30, 2019, 25% of the RSUs vested on January 23, 2020, and 20% of the RSUs vested on March 24, 2020. Assuming all remaining performance conditions are achieved, 30% of the RSUs would vest on September 30, 2020 in connection with achievement of the final performance milestone. During 2020, the Company granted 17,500 RSUs to an executive which contain performance conditions.

	Number of Performance Based RSU Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2019	443	$12.16
Granted	17	16.14
Vested	(263)	12.31
Forfeited	(25)	11.95
Outstanding at March 31, 2020	172	$12.46

Compensation expense totaling $1.4 million was recognized for the performance-based RSUs for the three months ended March 31, 2020.

There was $2.1 million of unrecognized compensation cost as of March 31, 2020, related to performance-based RSUs that will be recognized when and if the performance conditions become probable of achievement.

As of March 31, 2020, there were 838,689 RSUs outstanding.

17. Loss Per Share

Basic and diluted loss per share allocable to common stockholders are computed as follows:

	Three Months Ended March 31,
	2020	2019
	(In thousands except per share data)
Net loss	$(50,937)	$(29,339)
Accretion of convertible preferred stock	—	(2,940)
Net loss attributable to common stockholders	$(50,937)	$(32,279)
Weighted average shares outstanding	99,616	82,424
Basic and diluted loss per share allocable to common stockholders	$(0.51)	$(0.39)

The following common stock equivalents were excluded from the calculation of diluted loss per share allocable to common stockholders because their inclusion would have been anti-dilutive:

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Stock options	9,624	7,054
Restricted stock units	839	585
Shares issuable under employee stock purchase plan	9	11
Preferred stock (if converted)	3,378	3,500
Warrants	2,500	—
	16,350	11,150

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a commercial-stage biopharmaceutical company that is committed to rewriting treatment for people with cancer and other serious diseases through the discovery, development, and commercialization of novel epigenetic medicines. By focusing on the genetic drivers of disease, our science seeks to match targeted medicines with the patients who need them.

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

As part of the accelerated approval for epithelioid sarcoma, continued approval for this indication is contingent upon verification and description of clinical benefit in a confirmatory trial. To provide this confirmatory evidence to support a full approval of TAZVERIK for this indication, we are conducting a global, randomized, controlled Phase 1b/3 confirmatory trial assessing TAZVERIK in combination with doxorubicin compared with doxorubicin plus placebo as a front-line treatment for epithelioid sarcoma. The safety run-in portion of the trial is underway, and we expect to complete this portion of the trial in the second half of 2020.

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

As part of our accelerated approval strategy for FL to provide confirmatory evidence to support a full approval of TAZVERIK for this indication, we are conducting a global, randomized, controlled Phase 1b/3 confirmatory trial assessing TAZVERIK in combination with the FDA-approved chemotherapeutic-free regimen known as R2 (REVLIMID plus rituximab) compared with R2 plus placebo in FL patients who have been treated with at least one prior systemic therapy followed by maintenance. The safety run-in portion of the trial is underway and we expect to complete this portion of the trial in the second half of 2020.

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

TAZVERIK is available to eligible patients in the United States via a specialty distribution network. To commercialize TAZVERIK for the epithelioid sarcoma indication in the United States, we have built a focused field presence and marketing capabilities. This includes an efficiently sized field-based organization of 19 individuals. Our FL launch readiness activities are completed and we have expanded our infrastructure to support the launch and marketing of tazemetostat for FL in the United States, if approved. Our sales leadership team is in place, and we have completed the hiring and onboarding of our sales representatives for the United States. For geographies outside the United States, we are evaluating the most efficient path to reach patients, including through potential collaborations.

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

We have collaborations with Boehringer Ingelheim International GmbH, or Boehringer Ingelheim, focused on the research, development and commercialization of novel small molecule inhibitors, discovered by us, directed toward previously unaddressed epigenetic targets as potential therapies for people with cancer, with Glaxo Group Limited (an affiliate of GlaxoSmithKline), or GSK, focused on the development of PRMT inhibitors discovered by us, and with Celgene Corporation, which was recently acquired by Bristol-Myers Squibb, and Celgene RIVOT Ltd., an affiliate of Celgene Corporation, which we collectively refer to as Celgene, focused on the development of pinometostat and small molecule inhibitors directed to three HMT targets. In March 2020, we and Boehringer Ingelheim amended the agreement to extend the research period for the shared program targeting enzymes within helicase families with Boehringer Ingelheim providing researching funding of $0.4 million. Additionally, in March 2020, we received a notice of termination for the program targeting enzymes with HAT families, which program termination will be effective 90 days following receipt of the notice.

Through March 31, 2020, we have raised an aggregate of $1,356.9 million to fund our operations. This includes $243.3 million of non-equity funding through our collaboration agreements, $198.1 million of funding received through agreements with Royalty Pharma and Pharmakon Advisors consisting of $100.0 million in consideration received from the sale of shares of our common stock, a warrant to purchase shares of our stock and rights to receive royalties from Eisai with respect to net sales by Eisai of tazemetostat products in Japan, $50.0 million from the sale of shares of our common stock pursuant to our right to sell shares of our common stock to Royalty Pharma, $50.0 million of borrowings under our loan facility with BioPharma Credit PLC, or the Collateral Agent, and BioPharma Credit Investments V (Master) LP, or the Lenders, less debt issuance costs of $1.7 million, $839.5 million from the sale of common stock and series A convertible preferred stock in our public offerings and $76.0 million from the sale of redeemable convertible preferred stock in private financings prior to our initial public offering in May 2013.

As of March 31, 2020, we had $376.5 million in cash, cash equivalents and marketable securities.

We commenced active operations in early 2008, and since inception, have incurred significant operating losses. As of March 31, 2020, our accumulated deficit totaled $808.0 million. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect our expenses to increase in connection with our ongoing activities, particularly as we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution.  In addition, we expect our expenses to increase as we fund our tazemetostat development program; make any milestone payments provided for and achieved under the amended and restated collaboration and license agreement with Eisai; continue our collaborations with Boehringer Ingelheim and Celgene; and continue research and development and initiate clinical trials of, and seek regulatory approval for, any future product candidates.

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

On November 18, 2019, we borrowed the first tranche of $25.0 million, or the Tranche A Loan. On March 27, 2020, we borrowed the second tranche of $25.0 million, or the Tranche B Loan. Our right to borrow, and the Lenders’ obligation to lend, under the third tranche is subject to FDA approval of tazemetostat for the treatment of FL in the United States, among other closing conditions. Unless the conditions are satisfied and the amounts are borrowed prior to such dates, the Lenders’ obligation to lend funds under the third tranche will expire on December 31, 2020.

Under the terms of the Loan Agreement, we are required to make quarterly interest only payments following the closing of Tranche A Loan and eight equal quarterly payments of principal starting February 28, 2023 through November 18, 2024. In addition, under the terms of the Loan Agreement, we are required to make quarterly interest only payments following the closing of Tranche B Loan on March 27, 2020 and eight equal quarterly payments of principal starting February 28, 2023 through November 18, 2024. Interest rates for the term loans will be determined by reference to a Eurodollar rate plus 7.75% above such Eurodollar rate. The Eurodollar rate will have a 2.00% floor. The term loans will be due in eight equal quarterly principal payments commencing on the first business day on or following the 39th month anniversary of November 18, 2019. All accrued and unpaid interest under any tranches actually borrowed will be due and payable on the 60th month anniversary of November 18, 2019. We may prepay the term loans before maturity in whole or in part. If we prepay any term loan, in whole or in part, during the first 36 months after November 18, 2019, then we must pay a prepayment premium equal to the greater of the amount of interest that would have accrued on the principal amount to be prepaid in the absence of any prepayment and a premium equal to 0.03 multiplied by the principal amount to be prepaid. If we prepay a term loan, in whole or in part, between the 36th month and 48th month after November 18, 2019, then we must pay a prepayment premium equal to 0.02 multiplied by the principal amount to be prepaid. If we prepay a term loan, in whole or in part, between the 48th month and 60th month from November 18, 2019, then we must pay a prepayment premium equal to 0.01 multiplied by the principal amount to be prepaid.

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

Results of Operations

Revenues

The following is a comparison of total revenues for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019	Change
	(In millions)
Product revenues, net	$1.3	$—	$1.3
Collaboration revenue	0.1	7.9	(7.8)
Total revenues	$1.4	$7.9	$(6.5)

Product Revenues, net

Net product revenues represent U.S. sales from our sole commercial product, TAZVERIK, which was approved by the FDA on January 23, 2020. During the three months ended March 31, 2020, net product revenues were $1.3 million. Sales allowances and accruals consisted of patient financial assistance, distribution fees, discounts, and chargebacks. We did not have product revenues in 2019.

Collaboration Revenue

Our revenue during the periods consisted of collaboration revenue, including amounts recognized from deferred revenue related to upfront payments for licenses or options to obtain licenses in the future, research and development services revenue earned and milestone payments earned under collaboration and license agreements with our collaboration partners.

	Three Months Ended March 31,
	2020	2019	Change	%
	(In millions)
Collaboration Partner

Boehringer Ingelheim:	$0.1	$7.9	$(7.8)	-98.7%
	$0.1	$7.9	$(7.8)	-98.7%

In the three months ended March 31, 2020, we recognized $0.1 million in collaboration revenue. This collaboration revenue was earned as part of our Boehringer Ingelheim collaboration. The revenue recognized during the three months ended March 31, 2020 was related to an amendment to extend the research period under the collaboration agreement under which Boehringer Ingelheim agreed to fund up to $0.4 million of additional research activities. Through March 31, 2020, we have recognized $25.6 million in total collaboration revenue under our agreement with Boehringer Ingelheim.

In three months ended March 31, 2019, we recognized $7.9 million in collaboration revenue as part of our Boehringer Ingelheim collaboration. Under the agreement we received $15.0 million in an upfront payment from Boehringer Ingelheim for our license to inhibitor technology of two undisclosed targets and will receive $5.0 million in research funding and $5.5 million development milestone for selection of a lead optimization candidate for the shared program targeting enzymes within helicase families in 2019. Through March 31, 2019, we had recognized $9.6 million in total collaboration revenue under our agreement with Boehringer Ingelheim.

Cost of Product Revenue

The following is a comparison of cost of product revenue for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019	Change
	(In millions)
Cost of product revenue	$0.6	$—	$0.6

The cost of product revenue consists of costs related to the sales of TAZVERIK. These costs include materials, labor, manufacturing overhead, amortization of milestone payments, and royalties payable on net sales of TAZVERIK. During the three months ended March 31, 2020, the cost of product revenue was $0.6 million and consisted of $0.1 million in costs associated with manufacturing TAZVERIK, $0.3 million in amortization expense related to the $25.0 million milestone payment under our agreement with Eisai upon regulatory approval of tazemetostat for epithelioid sarcoma, and $0.2 million in world-wide royalties owed to Royalty Pharma on net sales of TAZVERIK in the three months ended March 31, 2020. All product costs incurred prior to FDA approval of TAZVERIK in January 2020 were expensed as R&D expenses. We expect our cost of product revenues (excluding amortization of intangible assets) to continue to be positively impacted during 2020 and 2021, as we sell through certain inventory that was expensed prior to FDA approval of TAZVERIK in January 2020.

Research and Development

The following is a comparison of research and development expenses for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019	Change
	(In millions)
Research and development	$25.2	$26.9	$(1.7)

During the three months ended March 31, 2020, total research and development expenses decreased by $1.7 million compared to the three months ended March 31, 2019. The decrease in the three months ended March 31, 2020 primarily relates to decreases in clinical trial expenses, tazemetostat manufacturing costs, and discovery research activities related to tazemetostat in other indications, which were offset by increased costs associated with the buildout of our regulatory and late-stage development groups.

The following table illustrates the components of our research and development expenses:

	Three Months Ended March 31,
Product Program	2020	2019	Change	%
	(In millions)
External research and development expenses:
Tazemetostat and related EZH2 programs	$8.6	$11.8	$(3.2)	-27.1%
Pinometostat and related DOT1L programs	0.0	0.0	0.0	0.0
Discovery and preclinical stage product programs, collectively	3.6	5.0	(1.4)	-42.0
Unallocated personnel and other expenses	12.9	10.1	2.8	35.6
Total research and development expenses	$25.1	$26.9	$(1.8)	-6.7%

External research and development expenses for tazemetostat and related EZH2 programs decreased $3.2 million during the three months ended March 31, 2020, compared to the three months ended March 31, 2019. The decrease for the three months ended March 30, 2020 relates to a decrease in tazemetostat manufacturing costs, as the Company began to capitalize the cost of manufacturing following the approval of TAZVERIK in January 2020, decreased clinical trial expenses and decreased discovery research activities related to tazemetostat in other indications, which were offset by increased costs associated with the buildout of our regulatory and late stage development groups.

There were no costs incurred related to pinometostat for the three months ended March 31, 2020 and March 31, 2019, respectively. In general, costs related to pinometostat primarily associate with costs attributed to the Cooperative Research and Development Agreement, or CRADA, with the National Cancer Institute, or NCI, to evaluate tazemetostat in clinical trials in a variety of hematologic malignancies and solid tumors.

External research and development expenses for discovery and preclinical stage product programs decreased $1.4 million during the three months ended March 30, 2020 compared to the three months ended March 30, 2019. This decrease is primarily related to reduced spending for discovery research activities and decreased development activities related to our G9a preclinical program.

Unallocated personnel and other expenses are comprised of compensation expenses for our full-time research and development employees and other general research and development expenses. Unallocated personnel and other expenses increased by $2.8 million during the three months ended March 31, 2020 compared to the three months ended March 31, 2019, as a result of allocation of expenses to projects and increases in facilities and equipment related expenses offset by an increase in unallocated personnel costs.

We expect that research and development expenses will increase in 2020, as we increase our clinical trial activity for tazemetostat and utilize our drug discovery platform to progress preclinical efforts and pursue additional development candidates to expand our pipeline.

Selling, General and Administrative

The following is a comparison of selling, general and administrative expenses for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019	Change
	(In millions)
Selling, general and administrative	$26.9	$12.0	$14.9

For the three months ended March 31, 2020, our selling, general and administrative expenses increased $14.9 million compared to the three months ended March 31, 2019. The increases in expenses for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 are due to increased commercialization activities, including the build out of our salesforce and commercial infrastructure to support the launch of TAZVERIK in the ES indication, and an expansion of our infrastructure to support a potential commercial launch in FL, and increased personnel related expenses.

We expect that selling, general and administrative expenses will increase during the remainder of 2020, as we continue to increase our commercial activities for tazemetostat.

Other Income, Net

The following is a comparison of other income, net for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019	Change
	(In thousands)
Other income, net
Interest income	$1,490	$1,659	$(169)
Interest expense	(734)	(1)	(733)
Other (expense) income, net	(48)	(6)	(42)
Non-cash interest expense related to sale of future royalties	(295)	—	(295)
Other income, net	$413	$1,652	$(1,239)

Other income, net consists of interest income earned on our cash equivalents and marketable securities, net of imputed interest expense paid under our capital lease obligation. The decrease in other income is principally due to an increase in interest expense of $0.7 million incurred in connection with our long-term debt obligations, non-cash interest expense related to the sale of future royalties of $0.3 million, and a decrease in net interest income of $0.1 million during the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

Income Tax Expense

We did not record a federal or state income tax provision or benefit for the three months ended March 31, 2020 and 2019 due to the expected and known loss before income taxes to be incurred, or incurred, as applicable, for the years ended December 31, 2020 and 2019, as well as our continued maintenance of a full valuation allowance against our net deferred tax assets, with the exception of the deferred tax asset related to alternative minimum tax credit.

Liquidity and Capital Resources

Through March 31, 2020, we have raised an aggregate of $1,356.9 million to fund our operations. This includes $243.3 million of non-equity funding through our collaboration agreements, $198.1 million of funding received through agreements with Royalty Pharma and Pharmakon Advisors consisting of $100.0 million in consideration received from the sale of shares of our common stock, a warrant to purchase shares of our common stock, or the Warrant, and rights to receive royalties from Eisai with respect to net sales by Eisai of tazemetostat products in Japan, or the Japan Royalty, $50.0 million from the sale of shares of our common stock pursuant to the exercise of our right to sell shares of our common stock to Royalty Pharma, $50.0 million of borrowings under our loan facility with the Collateral Agent, and the Lenders, less debt issuance costs of $1.7 million, $839.5 million was from the sale of common stock and series A convertible preferred stock in our public offerings and $76.0 million was from the sale of redeemable convertible preferred stock in private financings prior to our initial public offering in May 2013. As of March 31, 2020, we had $376.5 million in cash, cash equivalents and marketable securities.

In November 2019, we raised approximately $123.1 million in net proceeds from the sale to RPI of 6,666,667 shares of our common stock, the Warrant and the Japan Royalty for, as well as from proceeds of the Tranche A Loan borrowings under the Loan Agreement. On February 11, 2020, we sold 2,500,000 shares of common stock to RPI for an aggregate of $50.0 million in proceeds at a sale price of $20.00 per share of common stock pursuant to the Put Option. On March 27, 2020, we received proceeds of the Tranche B Loan borrowings of $25.0 million under the Loan Agreement.

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

Funding Requirements

Our primary uses of capital are clinical trial costs, third-party research and development services, expenses related to commercialization, compensation and related expenses, laboratory and related supplies, our potential future milestone payment obligations to Eisai and Roche Molecular under the amended Eisai collaboration agreement and Roche Molecular companion diagnostics agreement, legal and other regulatory expenses and general overhead costs.

Because our product candidates are in various stages of clinical and preclinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of TAZVERIK, our product candidates or whether, or when, we may achieve profitability. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity or debt financings and collaboration arrangements. Except for any obligations of our collaborators to make license, milestone or royalty payments under our agreements with them, and remaining amounts available to us under the Loan Agreement with the Lenders, which are subject to certain conditions, we do not have any committed external sources of liquidity. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interest of our stockholders may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise any additional funds that may be needed through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Outlook

Based on our current operating plan, we expect that our existing cash, cash equivalents and marketable securities as of March 31, 2020 will be sufficient to fund our planned operating expenses and capital expenditure requirements into 2022, without giving effect to any potential option exercise fees or milestone payments we may receive under our collaboration agreements. We have based this estimate on assumptions that may prove to be wrong, particularly as the process of testing drug candidates in clinical trials is costly and the timing of progress in these trials is uncertain. As a result, we could use our capital resources sooner than we expect.

Cash Flows

The following is a summary of cash flows for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019	Change
	(In millions)
Net cash (used in) operating activities	$(58.3)	$(31.6)	$(26.7)
Net cash provided by (used in) investing activities	19.5	(72.5)	92.0
Net cash provided by financing activities	78.5	161.6	(83.1)

Net Cash Used in Operating Activities

Net cash used in operating activities during the three months ended March 31, 2020 primarily relates to our net loss of $50.9 million and changes in working capital of $14.5 million, partially offset by net depreciation and amortization of $0.3 million, non-cash stock-based compensation of $6.5 million, and non-cash interest expense associated with the sale of future royalties of $0.3 million.

Net cash used in operating activities for the three months ended March 31, 2019 primarily relates to our net loss of $29.3 million, changes in working capital of $4.9 million and net depreciation and amortization of $0.2 million, partially offset by non-cash stock-based compensation of $3.2 million.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities during the three months ended March 31, 2020 reflects maturities of available-for-sale securities of $58.6 million, offset by $14.0 million of purchases of available-for-sale securities, a $25.0 million milestone payment under the Eisai collaboration agreement upon regulatory approval of tazemetostat for epithelioid sarcoma, and $0.1 million of purchases of property and equipment.

Net cash used in investing activities during the three months ended March 31, 2019 reflects $173.2 million of purchases of available-for-sale securities, offset by maturities of available-for-sale securities of $100.7 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $78.5 million during the three months ended March 31, 2020 primarily reflects cash received from the sale of common stock of $50.0 million in connection with our exercise of our put option to sell shares of our common stock to Royalty Pharma, net cash received during the period from Tranche B Loan borrowings of $25.0 million under the Loan Agreement, stock option exercises of $3.1 million, and the purchases of shares under our employee stock purchase plan of $0.6 million, partially offset by payments of debt issuance costs of $0.1 million and offering costs of $0.1 million.

Net cash provided by financing activities of $161.6 million during the three months ended March 31, 2019 primarily reflects cash received from the sale of common and preferred stock of $160.4 million, stock option exercises of $0.9 million, and the purchases of shares under our employee stock purchase plan of $0.4 million.

Contractual Obligations

There were no material changes to our contractual obligations and commitments described under “Management’s Discussion and Analysis and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the balance sheets and the reported amounts of collaboration revenue, inventories and expenses during the reporting periods. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances at the time such estimates are made. Actual results and outcomes may differ materially from our estimates, judgments and assumptions. We periodically review our estimates in light of changes in circumstances, facts and experience. The effects of material revisions in estimates are reflected in the condensed consolidated financial statements prospectively from the date of the change in estimate.

We define our critical accounting policies as those accounting principles generally accepted in the United States of America that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations as well as the specific manner in which we apply those principles. Management has determined that our most critical accounting policies are those relating to revenue recognition, inventories, stock-based compensation and research and development expenses, including our accounting for clinical trial expense and accruals. As our clinical development plan for tazemetostat progresses, we expect research and development expenses and, in particular, our accounting for clinical trial accruals to be an increasingly important critical accounting policy.

Except as described below with respect revenue recognition for product revenue, during the three months ended March 31, 2020, there have been no material changes with respect to our critical accounting policies disclosed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2019.

Revenue Recognition

We recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. To determine revenue recognition, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer.

We sell TAZVERIK in the United States principally to a limited number of specialty pharmacies, which dispense the product directly to patients, and specialty distributors, which in turn sell the product to hospital pharmacies and community practice pharmacies (collectively, healthcare providers) for the treatment of patients. The specialty pharmacies and specialty distributors are referred to as our customers.

Revenue is recognized by us when the customer obtains control of the product, which occurs at a point in time, typically when the product is received by our customers. We provide a right of return to our customers for unopened product for a limited time before and after its expiration date, which lapses upon shipment to a patient. Healthcare providers to whom specialty distributors sell TAZVERIK hold limited inventory that is designated for patients, and we are able to monitor inventory levels in the distribution channel, thereby limiting the risk of return.

Reserves for Variable Consideration

Revenues from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established and which result from discounts, returns, chargebacks, rebates, co-pay assistance and other allowances that are offered within contracts between us and our Customers, health care providers, payors and other indirect customers relating to our product sales. These reserves are based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if the amount is payable to the Customer) or a current liability (if the amount is payable to a party other than a Customer). Where appropriate, these estimates take into consideration a range of possible outcomes that are probability-weighted for relevant factors such as our historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. Overall, these reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the contract. The amount of variable consideration that is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

Trade Discounts and Allowances: We generally provide Customers with discounts that include incentive fees that are explicitly stated in our contracts and are recorded as a reduction of revenue in the period the related product revenue is recognized. In addition, we receive sales order management, data and distribution services from certain Customers. To the extent the services received are distinct from our sale of products to the Customer, these payments are classified in selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss.

Product Returns: Consistent with industry practice, we generally offer Customers a limited right of return based on the product’s expiration date for product that has been purchased from us, which lapses upon shipment to a patient. We estimate the amount of our product sales that may be returned by our Customers and record this estimate as a reduction of revenue in the period the related product revenue is recognized. We currently estimate product return liabilities using available industry data and our own historical sales information, including our visibility into the inventory remaining in the distribution channel.

Provider Chargebacks and Discounts: Chargebacks for fees and discounts to providers represent the estimated obligations resulting from contractual commitments to sell products to qualified healthcare providers at prices lower than the list prices charged to Customers who directly purchase the product from us. Customers charge us for the difference between what they pay for the product and the ultimate selling price to the qualified healthcare providers. These reserves are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue and accounts receivable. Chargeback amounts are generally determined at the time of resale to the qualified healthcare provider by Customers, and we generally issue credits for such amounts within a few weeks of the Customer’s notification to us of the resale. Reserves for chargebacks consist of credits that we expect to issue for units that remain in the distribution channel inventories at each reporting period end that we expect will be sold to qualified healthcare providers, and chargebacks that Customers have claimed but for which we have not yet issued a credit.

Government Rebates: We are subject to discount obligations under state Medicaid programs and Medicare. We estimate our Medicaid and Medicare rebates based upon a range of possible outcomes that are probability-weighted for the estimated payor mix. These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability that is included in accrued expenses on the consolidated balance sheet. For Medicare, we also estimate the number of patients in the prescription drug coverage gap for whom we will owe an additional liability under the Medicare Part D program. Our liability for these rebates consists of invoices received for claims from prior quarters that have not been paid or for which an invoice has not yet been received, estimates of claims for the current quarter, and estimated future claims that will be made for product that has been recognized as revenue, but remains in the distribution channel inventories at period end.

Payor Rebates: We may contract with various private payor organizations, primarily insurance companies and pharmacy benefit managers, for the payment of rebates with respect to utilization of our products. We estimate these rebates and record such estimates in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability.

Other Incentives: Other incentives that we offer include voluntary patient assistance programs such as co-pay assistance. Co-pay assistance programs are intended to provide financial assistance to qualified commercially insured patients with prescription drug co-payments required by payors. The calculation of the accrual for co-pay assistance is based on an estimate of claims and the cost per claim that we expect to receive associated with product that has been recognized as revenue, but remains in in the distribution channel inventories at period end.

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

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2020, we had cash and cash equivalents and marketable securities of $376.5 million consisting of money market funds, corporate bonds, commercial paper and government-related obligations. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. We estimate that a hypothetical 100-basis point change in market interest rates would impact the fair value of our investment portfolio as of March 31, 2020 by $0.7 million.

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

Our management, under the supervision and with the participation of the principal executive officer (our Chief Executive Officer) and the principal financial officer (our Chief Financial Officer) has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2020.

Changes in Internal Control over Financial Reporting

We commenced commercial operations including the sale of TAZVERIK during the three months ended March 31, 2020. As a result, we made the following significant modifications to our internal control over financial reporting, including changes to accounting policies and procedures, operational processes, and documentation practices:

•	updated our policies and procedures related to product revenue and inventory and added documentation processes related to accounting for the new accounts;
•	added internal controls over the accounting for product revenue and inventory; and
•	added controls to address related required disclosures for product revenue and inventory.

Other than the items described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In December 2019, we submitted an NDA for accelerated approval of tazemetostat for relapsed or refractory follicular lymphoma, or FL, patients with an EZH2 activating mutant or wild-type EZH2, following at least two prior lines of systemic therapy. In February 2020, the NDA was accepted for filing by the FDA. The FDA granted priority review and has designated the application as a supplemental NDA, or sNDA, with a Prescription Drug User Fee Act, or PDUFA, target action date of June 18, 2020.  There is no assurance that the FDA will act by the June 18, 2020 target action date, including as a result of delays caused by the COVID-19 pandemic. The FDA may conclude after review of our data that our accepted NDA filing application is insufficient to obtain marketing approval of tazemetostat for FL on an accelerated basis or at all.

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

The success of tazemetostat will depend on several factors, including the following:

•	safety, tolerability and efficacy profiles that are satisfactory to the FDA, the European Medicines Agency, or EMA, or any comparable foreign regulatory authority for marketing approval;
•	timely receipt of marketing approvals from applicable regulatory authorities and the patient populations for which the approvals are granted;
•	the extent of any required post-marketing approval commitments to applicable regulatory authorities;
•	successful launch of commercial sales of the products, if and when approved, whether alone or in collaboration with others;
•	acceptance of the products, if and when approved, by patients, the medical community and third-party payors;
•	effectively competing with other therapies;
•	obtaining and maintaining healthcare coverage and adequate reimbursement;
•	successful enrollment in and completion of clinical trials;
•	making arrangements with third-party manufacturers for, or establishing, clinical and commercial manufacturing capabilities;
•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;

•	protecting our rights in our intellectual property portfolio; and
•	maintaining a continued acceptable safety profile of the products following approval.

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

The COVID-19 pandemic, which began in late 2019 and has spread worldwide, may affect our ability to initiate and complete preclinical studies and our ongoing and planned clinical trials, disrupt regulatory activities, disrupt commercialization of TAZVERIK, or have other adverse effects on our business and operations. In addition, the COVID-19 pandemic has caused substantial disruption in the financial markets and may adversely impact economies worldwide, both of which could result in adverse effects on our business and operations.

The COVID-19 pandemic, which began in December 2019 and has spread worldwide, is causing many governments to implement measures to slow the spread of the outbreak through quarantines, travel restrictions, heightened border scrutiny, and other measures. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; unemployment has increased; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. The future progression of the outbreak and its effects on our business and operations are uncertain.

We and our contract manufacturing organizations, or CMOs, and contract research organizations, or CROs, may face disruptions that may affect our ability to initiate and conduct preclinical studies and our planned and ongoing clinical trials, including disruptions in procuring items that are essential for our research and development activities, such as raw materials used in the manufacture of tazemetostat and/or our product candidates, laboratory supplies used in our preclinical studies and ongoing clinical trials, or animals that are used for preclinical testing for which there are shortages because of ongoing efforts to address the outbreak. We and our CROs and CMOs, as well as clinical trial sites, may face disruptions related to our ongoing clinical trials, planned clinical trials or future clinical trials arising from manufacturing disruptions, staffing disruptions and limitations on our activities and the activities of our CROs and CMOs, and delays in the ability to obtain necessary institutional review board or other necessary site approvals or delays in site initiations or site monitoring visits, as well as other delays at clinical trial sites. We may also face limitations on enrollment and patients withdrawing from our clinical trials or not complying with the protocol procedures, which could delay completion of our clinical trials or adversely affect the data generated by our clinical trials. The response to the COVID-19 pandemic may redirect resources with respect to regulatory and intellectual property matters in a way that could adversely impact our ability to progress regulatory approvals and protect our intellectual property. In addition, we may face impediments to regulatory meetings and approvals due to measures intended to limit in-person interactions.  We commenced commercial sales of TAZVERIK in January 2020, and the pandemic and related government measures have limited our ability to access accounts and healthcare professionals, in person or at all, to provide medical information to promote TAZVERIK. The pandemic has significantly impacted economies worldwide, which could result in adverse effects on our business and operations. Moreover, the pandemic has also caused significant disruptions in the financial markets, and may continue to cause such disruptions, which could impact our ability to raise additional funds through public offerings and may also impact the volatility of our stock price and trading in our stock.

We have restricted access to our offices and requested that all non-essential personnel work remotely. Our increased reliance on personnel working from home may negatively impact productivity, or disrupt, delay, or otherwise adversely impact our business. In addition, this could increase our cyber security risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with local and federal regulators, ethics committees, manufacturing sites, research or clinical trial sites and other important agencies and contractors, including our CROs and CMOs.

For instance, our employees and CROs conducting research and development activities have very limited access to and may not be able to access our laboratories for an extended period of time as a result of the restriction of access to our offices. As a result, this could delay timely completion of preclinical activities and initiation of additional clinical trials for other of our development programs.

We cannot be certain what the overall impact of the COVID-19 pandemic will be on our business.  However, it has the potential to adversely affect our business, financial condition, results of operations, and prospects.

We may be unable to obtain or maintain, or may be delayed in obtaining or maintaining, marketing approval for our product candidates.

In January 2020, the FDA granted accelerated approval of TAZVERIK for the treatment of adults and pediatric patients ages 16 years and older with metastatic or locally advanced epithelioid sarcoma not eligible for complete resection. In December 2019, we submitted an NDA for accelerated approval of TAZVERIK as a monotherapy for relapsed or refractory FL patients both with an EZH2 activating mutation or wild-type EZH2, who have received at least two prior systemic therapies. In February 2020, the NDA was accepted for filing by the FDA. The FDA granted priority review and has designated the application as a supplemental NDA, or sNDA, with a Prescription Drug User Fee Act, or PDUFA, target action date of June 18, 2020. The FDA may not approve our sNDA for FL under accelerated approval or at all. In addition, if the FDA only accepts or approves our application for the FL patient population with an EZH2 activating mutation, we may be required to study tazemetostat in additional wild-type FL patients or conduct additional clinical trials or preclinical studies and submit that data to regulators and resubmit an application for that patient population.

It is possible that the FDA or any other regulatory authority may refuse to accept any of our applications for approval for substantive review, or that the FDA or other regulatory authority may conclude after review of our data that our application is insufficient to obtain marketing approval of tazemetostat on an accelerated basis or at all. If the FDA does not agree that we have sufficient data to seek accelerated approval or does not approve our sNDA for FL, we may be required to study tazemetostat in additional patients or conduct additional clinical trials, preclinical studies or manufacturing validation studies and submit that data to regulators before our application can be resubmitted or will be reconsidered. Depending on the extent of these or any other required trials or studies, approval of our FL sNDA for tazemetostat may be delayed by several years or may require us to expend more resources than we have available. It is also possible that additional trials or studies, if performed and completed, may not be considered sufficient by the FDA to accept or approve any NDAs for tazemetostat. Any delay in obtaining, or an inability to obtain, marketing approvals would prevent us from commercializing tazemetostat in the United States for FL or other future indications, generating revenue and achieving and sustaining profitability. In connection with approval of our ES NDA, and if the FDA grants accelerated approval for our FL sNDA, we will need to conduct a confirmatory program in each indication, which will involve Phase 3 trials that may be expensive and time-consuming and may not confirm such benefit and subject the NDAs to withdrawal. If our confirmatory program does not verify clinical benefit, we may have to withdraw our accelerated approval indication. If any of these outcomes occurs, either to tazemetostat or to any future product candidate for which we may seek marketing approval, we may be forced to abandon our development efforts for tazemetostat or such future product candidates, which could significantly harm our business.

Additionally, the FDA and comparable foreign regulatory agencies may have slower response times or be under-resourced to continue to monitor our application for accelerated approval or our ongoing clinical trials due to the COVID-19 pandemic and, as a result, review, inspection, and other timelines may be materially delayed. It is unknown how long these disruptions could continue, were they to occur. Any elongation or de-prioritization of our clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development and study of our product candidates

Tazemetostat or any other product candidate that we develop may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.

Tazemetostat or any other product candidates that we develop may fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. If tazemetostat or any other such product candidate that we develop does not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of tazemetostat or any other product candidates that we develop will depend on a number of factors, including:

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

To achieve commercial success for any product for which we have obtained marketing approval, we will need to effectively establish a sales and marketing organization.

We have recently established, and will continue to build, the infrastructure necessary to support the successful commercial launch and marketing of tazemetostat and other product candidates that may receive marketing approval. There are risks involved with establishing our own sales, marketing and distribution capabilities. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. These efforts may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

Specifically, there are a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies. Companies that are developing new epigenetic treatments for cancer that target histone methyltransferases, or HMTs, and protein arginine methyltransferases, or PRMTs, include GSK, Johnson & Johnson, Pfizer, Inc., Daiichi Sankyo Company Limited, and Constellation Pharmaceuticals. Further, companies which are known to have EZH2 inhibitor programs or related programs include: Constellation Pharmaceuticals, developing EZH2 inhibitors (CPI-1205, Phase 1/2, castration-resistant prostate cancer, solid tumors; CPI-0209, Phase 1/2, solid tumors), Novartis AG, developing an EED inhibitor which indirectly blocks EZH2 (MAK683, Phase 1/2, advanced malignancies), Daiichi Sankyo, developing a EZH1/EZH2 dual inhibitor (valemetostat, DS-3201, Phase 1, relapsed or refractory non-Hodgkin lymphomas, AML, ALL as well as Phase 2 for small cell lung cancer and relapsed or refractory adult T-cell leukemia/lymphoma), and Pfizer, developing EZH2 inhibitor PF-06821497, Phase 1, relapsed or refractory SCLC, castration-resistant prostate cancer, FL and diffuse large B-cell lymphoma. In July 2017, GSK discontinued their EZH2 inhibitor program, GSK2816126, which had been in Phase 1 development in solid tumors and hematological malignancies. In addition, many companies are developing cancer therapeutics that work by targeting epigenetic mechanisms other than HMTs, and some including Celgene, Merck & Co., Inc., Secura Bio, Spectrum Pharmaceuticals, and Otsuka, are now marketing cancer treatments that work by targeting epigenetic mechanisms other than HMTs.  In the relapsed and refractory follicular lymphoma patient setting, both current and near-term competition exists. Current competition includes CD20 combinations along with multiple Pi3K inhibitors. Near-term competition includes a number of companies currently evaluating investigational agents with varying mechanisms of action, some of which have recently been granted special designations from the FDA. In the epithelioid sarcoma patient setting, competition includes several clinical trials run by competitors that recruit patients with soft tissue sarcoma, which is inclusive of epithelioid sarcoma.

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

We and our CROs and CMOs, as well as clinical trial sites, may face disruptions related to our ongoing clinical trials, planned clinical trials or future clinical trials arising from manufacturing disruptions, staffing disruptions and limitations on our activities and the activities of our CROs and CMOs, and delays in the ability to obtain necessary institutional review board or other necessary site approvals, as well as other delays at clinical trial sites. We may also face limitations on enrollment and patients withdrawing from our clinical trials or not complying with the protocols, which could delay completion of our clinical trials or adversely affect the data generated by our clinical trials. The impact of these disruptions on our clinical development activities and plans is uncertain and may depend on the length of the disruptions.

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

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside of the United States. In particular, because certain of our product candidates may be focused on specific patient populations, our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate. If the COVID-19 pandemic continues, patient recruitment and enrollment in our clinical trials may be adversely affected, delayed or interrupted.  Patients may choose to withdraw from our studies or we may choose to or be required to pause enrollment and or patient dosing in our ongoing clinical trials in order to preserve health resources and protect trial participants. It is unknown how long these pauses or disruptions could continue. In addition, some of our competitors have ongoing clinical trials for product candidates that may treat the broader patient populations within which our product candidates are being developed for the treatment of a subset of identifiable patients with cancer and other diseases, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. For instance, our ongoing clinical trials of tazemetostat in adult and pediatric patients with INI1-negative tumors are targeting rare patient populations.

Patient enrollment may be affected by other factors including:

•	the severity of the disease under investigation;
•	the rarity of the disease under investigation;
•	the eligibility criteria for the trial in question;
•	the perceived risks and benefits of the product candidate under trial;
•	the efforts to facilitate timely enrollment in clinical trials;
•	the patient referral practices of physicians;
•	the ability to monitor patients adequately during and after treatment;
•	the proximity and availability of clinical trial sites for prospective patients;
•	the lack of scientific interest in the study;
•	the ability to identify specific patient populations for molecularly defined study cohorts.

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

To help patients afford tazemetostat, we are implementing a patient assistance program. These types of programs, designed to assist patients in affording pharmaceuticals, have become the subject of scrutiny. In recent years, some pharmaceutical manufacturers were named in class action lawsuits challenging the legality of their patient assistance programs and their support of independent charitable patient support foundations in connection with such programs under a variety of federal and state laws. Our patient assistance program could become the target of similar litigation. In addition, certain state and federal enforcement authorities and members of Congress have initiated inquiries about co-pay assistance programs. Some state legislatures have also been considering proposals that would restrict or ban co-pay coupons.

In addition, there has been regulatory review and enhanced government scrutiny of donations by pharmaceutical manufacturers to patient assistance programs operated by charitable foundations. For example, the Office of Inspector General of the U.S. Department of Health & Human Services, or OIG, has established specific guidelines permitting pharmaceutical manufacturers to make donations to charitable organizations which provide co-pay assistance to Medicare patients, provided that such organizations are bona fide charities, are entirely independent of and not in any way controlled or influenced by the manufacturer, provide aid to applicants on a first-come basis according to consistent financial criteria, and do not link aid to use of a donor’s product. If we establish a program to donate to independent charitable patient support foundations and our vendors or donation recipients are deemed to fail to comply with laws or regulations in the operation of these programs, we could be subject to damages, fines, penalties or other criminal, civil or administrative sanctions or enforcement actions. Further, numerous organizations, including pharmaceutical manufacturers, have received subpoenas from the U.S. Department of Justice, or DOJ, and other enforcement authorities seeking information related to their patient assistance programs and support, and certain of these organizations have entered into, or have otherwise agreed to, significant civil settlements with applicable enforcement authorities. In connection with these civil settlements, the U.S. government has and may in the future require the affected companies to enter into complex corporate integrity agreements that impose significant reporting and other requirements on those companies. We cannot ensure that our compliance controls, policies and procedures will be sufficient to protect against acts of our employees, business partners or vendors that may potentially violate the laws or regulations of the jurisdictions in which we operate. Regardless of whether we have complied with the law, a government investigation could negatively impact our business practices, harm our reputation, divert the attention of management and increase our expenses.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception. We expect to incur losses over the next several years and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. Our net loss was $50.9 million for the three months ended March 31, 2020, $170.3 million for the year ended December 31, 2019, $123.6 million for the year ended December 31, 2018, and $134.3 million for the year ended December 31, 2017. As of March 31, 2020, we had an accumulated deficit of $808.0 million. We have financed our operations primarily through our collaborations, our public offerings, private placements of our common and preferred stock, our loan facility with BioPharma Credit Investments V (Master) LP and BioPharma Credit PLC, and other funding transactions. Our total revenue consists of both product and collaboration revenue. We have devoted substantially all of our financial resources and efforts to research and development, including clinical and preclinical studies. We are still in the early to middle stages of development of our product candidates. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year.

We anticipate that we will continue to incur significant expenses in connection with commercializing our products, seeking marketing approval for product candidates, building our commercial organization, conducting clinical trials of tazemetostat and manufacturing products. We anticipate that these expenses will continue to increase over the next several years if and as we:

•	continue to establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize TAZVERIK and any other product candidate that is approved;
•	grow our medical affairs organization to provide medical support for any product candidate that is approved;
•	conduct our Phase 1b/3 confirmatory trials in ES and FL;
•	design and conduct new and ongoing monotherapy and combination trials of tazemetostat in FL;
•	conduct clinical trials or support investigator-sponsored trials to evaluate tazemetostat as a monotherapy or in combinations in additional indications;
•	pay any milestone payments provided for and achieved under the amended and restated collaboration and license agreement with Eisai Co Ltd, or Eisai;
•	pay interest and principal associated with our loan agreement with BioPharma Credit Investments V (Master) LP and BioPharma Credit PLC, or the Loan Agreement;
•	assess potential development candidates in our G9a program;
•	conduct research and development under our collaboration and license agreement with Boehringer Ingelheim International GmbH;
•	continue the research and development of our other product candidates;
•	seek to discover and develop additional product candidates or to expand our product candidates into additional lines of treatment;
•	prepare NDA submissions as we seek regulatory approvals for any product candidates that successfully complete clinical trials;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional clinical, quality control, manufacturing and scientific personnel; and
•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts.

To become and remain profitable, we must generate significant revenue. The ability to generate this revenue requires us to successfully commercialize tazemetostat, which requires us to be effective in a range of challenging activities, including obtaining marketing approval for tazemetostat from the FDA for FL and other indications. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. Because of the numerous risks and uncertainties, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability.

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

We expect our expenses to increase in connection with our ongoing activities, particularly as we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales, and distribution. In addition, we expect our expenses to increase as we fund our tazemetostat development program; make any milestone payments provided for and achieved under the amended and restated collaboration and license agreement with Eisai; continue our collaboration with Celgene; pay interest and principal associated with the Loan Agreement; and continue research and development and initiate clinical trials of, and seek regulatory approval for, any future product candidates. Accordingly, we may need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on acceptable terms, we could be forced to delay, reduce or eliminate our research and development programs or our commercialization efforts.

Based on our current operating plan, we expect that our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operating expenses and capital expenditure requirements into 2022, without giving effect to milestone payments we may receive under our collaboration agreements. We have based these expectations on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect. Our future capital requirements will depend on many factors, including the following, as well as the uncertain impact of the COVID-19 pandemic on these factors:

•	the costs of commercialization activities, including product manufacturing, marketing, sales and distribution and patient support programs for tazemetostat or any of our product candidates;
•	revenue received from commercial sales of TAZVERIK;
•	the progress and results of our ongoing and planned clinical trials of tazemetostat;
•

the number and development requirements of additional indications for tazemetostat and other product candidates that we may pursue, including the scope, progress, results and costs of discovery research, preclinical development, laboratory testing and clinical trials for such product candidates;

•	the costs, timing and outcome of regulatory review of tazemetostat and other product candidates we may pursue;
•	royalties payable by us on sales of TAZVERIK under our amended and restated collaboration and license agreement with Eisai;
•	our ongoing collaboration with Celgene;
•	milestones, option exercise fees, license fees, and other revenues, if any, we may receive under our collaboration agreements;
•	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;
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

In November 2019, we entered into the Loan Agreement with BioPharma Credit Investments V (Master) LP and BioPharma Credit PLC, or the Collateral Agent, and together with BioPharma Credit Investments V (Master) LP, the Lenders, providing for up to $70.0 million in secured term loans to be advanced in up to three tranches, or the Loan Agreement, of which $25.0 million was drawn by us in November 2019 and $25.0 million was drawn by us in March 2020. Our ability to draw on the remaining $20.0 million under the Loan Agreement is subject to the satisfaction of certain conditions. The maturity date of the Loan Agreement is November 18, 2024, unless terminated earlier.

Subject to customary exceptions and exclusions, all obligations under the Loan Agreement are secured pursuant to the terms of the Loan Agreement, a guaranty and security between us, certain of our subsidiaries, and the Collateral Agent, or the Pledge Agreement, and intellectual property and security agreements between us and Collateral Agent, or the IP Security Agreements, each dated November 18, 2019. Under the Loan Agreement, the Pledge Agreement, and the IP Security Agreements, we provided to the Lenders (i) a perfected, first-priority security interest in all of our personal property and (ii) a perfected, first-priority security interest in substantially all of our intellectual property related to tazemetostat.

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

Our resources for drug development are limited and we are actively building our sales, marketing, medical affairs and supply chain infrastructure. Accordingly, we have entered into therapeutic collaborations with other companies that we believe can provide such capabilities, including our collaboration and license agreements with Celgene, GSK, and Boehringer Ingelheim. We also rely on Genentech to manage our combination trial of tazemetostat and atezolizumab in relapsed or refractory DLBCL. With our reacquisition of tazemetostat rights under our amended and restated collaboration and license agreement with Eisai, we do not have access to Eisai’s capabilities for tazemetostat except with Eisai in Japan. Our collaborations have provided us with important funding for our development programs and product platform and we expect to receive additional funding under these collaborations in the future. Our existing therapeutic collaborations, and any future collaborations we enter into, may pose a number of risks, including the following:

•	collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;
•

collaborators may not have the ability or the development capabilities to perform their obligations as expected, including as a result of the impact of the COVID-19 pandemic on our collaborators’ operations or business;

•

collaborators may not pursue commercialization of any product candidates that achieve regulatory approval or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators’ strategic focus or available funding, or external factors, such as an acquisition, that may divert resources or create competing priorities;

•

collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, not initiate or delay initiation of clinical trials, pause or stop enrollment in a clinical trial, terminate an ongoing clinical trial, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

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

Our existing therapeutic collaborations contain restrictions on our ability to engage in activities that are the subject of the collaboration with third parties for specified periods of time. For example, under our collaboration agreement with Celgene, subject to specified exceptions, we may not, during the option period, research, develop or commercialize inhibitors directed to DOT1L and the three option targets covered by the agreement outside of the collaboration. These restrictions may have the effect of preventing us from undertaking development and other efforts that may appear to be attractive to us.

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

We do not have any manufacturing facilities and rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for preclinical and clinical testing, as well as for commercial manufacture of tazemetostat and any other product candidates we develop that receive marketing approval. This reliance on third parties increases the risk that we will not have sufficient quantities of tazemetostat or any other product candidate or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

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

Any performance failure on the part of our existing or future manufacturers could delay clinical development, or marketing approval, and could adversely impact our ability to sell our approved products. We have already built additional redundancy in our supply chain and have plans to continue to do so throughout 2020 for a second source for bulk drug substance and product. If our current contract manufacturers cannot perform as agreed, we may be required to replace such manufacturers. Although we believe that there are several potential alternative manufacturers who could manufacture tazemetostat, we may incur added costs and delays in identifying and qualifying any such replacement.

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

In the United States, the patent term of a patent that covers an FDA-approved drug may also be eligible for patent term extension, which permits patent term restoration as compensation for the patent term lost during the FDA regulatory review process. The Hatch-Waxman Act permits a patent term extension of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. Patent extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended. Similar provisions are available in Europe and other non-United States jurisdictions to extend the term of a patent that covers an approved drug. With respect to the FDA-approval of TAZVERIK for the treatment of adult and pediatric patients aged 16 years and older with metastatic or locally advanced epithelioid sarcoma not eligible for complete resection, we have applied for patent term extension on a patent that covers TAZVERIK. In the future, if and when any additional product candidates receive FDA approval, we expect to apply for patent term extensions on patents covering those product candidates. We intend to seek patent term extensions for any of our issued patents in any jurisdiction where they are available, however there is no guarantee that the applicable authorities will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions.

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

We are party to license and research agreements that impose, and we may enter into additional licensing and funding arrangements with third parties that may impose on us diligence, development and commercialization timelines, milestone payment, royalty, insurance and other obligations. Under our existing licensing and funding agreements, we are obligated to pay royalties on net product sales of product candidates or related technologies to the extent they are covered by the agreements. We also had diligence and development obligations under those agreements that we have satisfied. If we fail to comply with our obligations under current or future license and funding agreements, our counterparties may have the right to terminate these agreements, in which event we might not be able to develop, manufacture or market any product that is covered by these agreements or may face other penalties under the agreements. Such an occurrence could materially adversely affect the value of the product candidate being developed under any such agreement. Termination of these agreements or reduction or elimination of our rights under these agreements may result in our having to negotiate new or reinstated agreements with less favorable terms, or cause us to lose our rights under these agreements, including our rights to important intellectual property or technology.

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

We received accelerated approval of tazemetostat in patients with epithelioid sarcoma and submitted an NDA for accelerated approval for tazemetostat in patients with relapsed or refractory FL who have received at least two prior systemic therapies in both EZH2 mutant and wild-type FL patient populations. In order to obtain accelerated approval, we must demonstrate that tazemetostat provides meaningful therapeutic benefit over existing treatments. In addition, as a condition of accelerated approval, we will need to perform post-marketing confirmatory trials to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit, and if the studies are unsuccessful, tazemetostat may be subject to withdrawal procedures. In the case of our FL submission, if tazemetostat is approved in both EZH2 mutant and wild-type FL patient populations, the FDA could use these post-marketing studies to withdraw our approval if the confirmatory studies fail to confirm a clinical benefit

If we experience delays in obtaining approval or if we fail to obtain approval of our product candidates, the commercial prospects for our product candidates may be harmed and our ability to generate revenues will be materially impaired.

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

Tazemetostat and any other product candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. As a condition of accelerated approval, the FDA may require a sponsor to perform post-marketing confirmatory studies to verify and describe the predicted effect on irreversible morbidity or mortality or other clinical endpoint, and the drug may be subject to accelerated withdrawal procedures. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, including the requirement to implement a risk evaluation and mitigation strategy. New cancer drugs frequently are indicated only for patient populations that have not responded to an existing therapy or have relapsed. If tazemetostat or any other product candidate that we may develop receives marketing approval, the accompanying label may limit the approved use of our drug in this way, which could limit sales of the product.

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

Our stock price has been and may in the future be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. From January 1, 2019 until April 30, 2020, the sale price of our common stock as reported on the Nasdaq Global Select Market ranged from a high of $27.82 to a low of $5.81. The market price for our common stock may be influenced by many factors, including:

•	the commercial success of tazemetostat;
•	regulatory developments with respect to tazemetostat, including with respect to our efforts to obtain approval with respect to our FL sNDA;
•	the success of competitive products or technologies;
•	results of clinical trials of our product candidates or those of our competitors;
•	regulatory or legal developments in the United States and other countries;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key personnel;
•	the level of expenses related to any of our product candidates or clinical development programs;
•	the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;
•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•	variations in our financial results or the financial results of companies that are perceived to be similar to us;
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	general economic, industry and market conditions;
•	disruptions in the financial markets caused by the COVID-19 pandemic; and
•	the other factors described in this Risk Factors section.

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

Changes in tax laws or in their implementation or interpretation could adversely affect our business and financial condition.

Recent changes in tax law may adversely affect our business or financial condition. On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act of 2017, or the TCJA, which significantly revised the Internal Revenue Code of 1986, as amended, or the Code. The TCJA, among other things, contained significant changes to corporate taxation, including a reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, the limitation of the tax deduction for interest expense to 30% of adjusted taxable income (except for certain small businesses), the limitation of the deduction for net operating losses arising in taxable years beginning after December 31, 2017 to 80% of current year taxable income and elimination of net operating loss carrybacks for losses arising in taxable years ending after December 31, 2017 (though any such net operating losses may be carried forward indefinitely), the imposition of a one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, the elimination of U.S. tax on foreign earnings (subject to certain important exceptions), the allowance of immediate deductions for certain new investments instead of deductions for depreciation expense over time, and the modification or repeal of many business deductions and credits.

As part of Congress’ response to the COVID-19 pandemic, the Families First Coronavirus Response Act, or FFCR Act, was enacted on March 18, 2020, and the Coronavirus Aid, Relief, and Economic Security Act, or CARES Act, was enacted on March 27, 2020. Both contain numerous tax provisions. In particular, the CARES Act retroactively and temporarily (for taxable years beginning before January 1, 2021) suspends application of the 80%-of-income limitation on the use of net operating losses, which was enacted as part of the TCJA. It also provides that net operating losses arising in any taxable year beginning after December 31, 2017, and before January 1, 2021 are generally eligible to be carried back up to five years. The CARES Act also temporarily (for taxable years beginning in 2019 or 2020) relaxes the limitation of the tax deductibility for net interest expense by increasing the limitation from 30 to 50% of adjusted taxable income.

Regulatory guidance under the TCJA, the FFCR Act and the CARES Act is and continues to be forthcoming, and such guidance could ultimately increase or lessen impact of these laws on our business and financial condition. It is also likely that Congress will enact additional legislation in connection with the COVID-19 pandemic, some of which could have an impact on our company. In addition, it is uncertain if and to what extent various states will conform to the TCJA, the FFCR Act or the CARES Act.

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

Item 6.	Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are as follows:

Exhibit Number	Description of the Exhibit

10.1	Employment Offer Letter between the Company and Jeffery Kutok, dated February 21, 2020. (1)

10.2	First Amendment to 2013 Stock Incentive Plan. (1)

10.3☐	Amendment to Collaboration Agreement dated March 10, 2020 by and between the Company and Boehringer Ingelheim International GmbH. (1)

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

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

Dated: May 4, 2020

EPIZYME, INC.

By:	/s/ Paolo Tombesi
Paolo Tombesi
Chief Financial Officer
(Principal Financial Officer)