Form 10-Q
period 2020-06-30
Epizyme, Inc.
filed 2020-08-04
CIK 1571498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

The number of shares outstanding of the registrant’s common stock as of July 30, 2020: 101,478,267 shares.

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

Epizyme® and TAZVERIK® are registered trademarks of Epizyme, Inc. in the United States and other countries. Epizyme, Inc. has also submitted trademark applications for Epizyme™ and/or TAZVERIK™ in the United States and/or other countries. All other trademarks, service marks or other tradenames appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

Forward-looking Information

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. These statements may be identified by such forward-looking terminology as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and similar statements or variations of such terms. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

•	our plans to develop and commercialize novel epigenetic therapies for patients with cancer and other serious diseases;
•	the commercial launch of TAZVERIK;
•	our ongoing and planned clinical trials, including the timing of initiation and enrollment in the trials, the timing of availability of data from the trials and the anticipated results of the trials;
•	the timing of and our ability to apply for, obtain and maintain regulatory approvals for our product candidates;
•	our ability to achieve anticipated milestones under our collaborations;
•	the rate and degree of market acceptance and clinical utility of our products;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	the impact of the COVID-19 pandemic on our business, results of operations, and financial condition;
•	our intellectual property position; and
•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing.

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

Our management’s discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which have been prepared by us in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim periods and with Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. This discussion and analysis should be read in conjunction with these unaudited condensed consolidated financial statements and the notes thereto as well as in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, or our Annual Report. The three months ended June 30, 2020 and 2019 are referred to as the second quarter of 2020 and 2019, respectively.

Note regarding certain references in this Quarterly Report on Form 10-Q

Unless otherwise stated or the context indicates otherwise, all references herein to “Epizyme,” “Epizyme, Inc.,” “we,” “us,” “our,” “our company,” “the Company” and similar references refer to Epizyme, Inc. and its wholly owned subsidiary, Epizyme Securities Corporation.

In addition, unless otherwise stated or the context indicates otherwise, all references in this Quarterly Report on Form 10-Q to “TAZVERIK® (tazemetostat),” “TAZVERIK®” and “TAZVERIK” refer to tazemetostat in the context of the commercially-available product for which we received accelerated approval from the FDA in January 2020 for epithelioid sarcoma and in June 2020 for follicular lymphoma, as more fully described herein; whereas, unless otherwise stated or the context indicates otherwise, all references herein to “tazemetostat” refer to tazemetostat in the context of the product candidate for which we are exploring further applications and indications, as more fully described herein.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

EPIZYME, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except per share data)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$117,152	$139,482
Marketable securities	204,910	241,605
Accounts receivable, net	1,747	2,567
Inventory	9,864	—
Prepaid expenses and other current assets	20,991	15,523
Total current assets	354,664	399,177
Property and equipment, net	2,268	2,219
Operating lease assets	19,448	21,206
Intangible assets, net	49,079	—
Restricted cash and other assets	1,924	1,987
Total assets	$427,383	$424,589
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,583	$8,782
Accrued expenses	22,050	22,549
Current portion of operating lease obligation	3,878	3,039
Other current liabilities	144	16
Total current liabilities	30,655	34,386
Operating lease obligation, net of current portion	17,686	19,120
Deferred revenue, net of current portion	3,806	3,806
Long-term debt, net of debt discount	68,464	23,309
Other long-term liabilities	21	38
Liability related to sale of future royalties	13,388	12,793
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized; 338 shares and 350 shares issued and outstanding, respectively (equivalent to 3,378 shares and 3,500 shares of common stock, respectively, upon conversion at a 10:1 ratio)	36,127	37,432
Common stock, $0.0001 par value; 150,000 shares and 125,000 shares authorized, respectively; 101,464 shares and 97,783 shares issued and outstanding, respectively	10	10
Additional paid-in capital	1,123,173	1,050,695
Accumulated other comprehensive income	460	19
Accumulated deficit	(866,407)	(757,019)
Total stockholders’ equity	293,363	331,137
Total liabilities and stockholders’ equity	$427,383	$424,589

See notes to condensed consolidated financial statements.

EPIZYME, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(Amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Product revenue, net	$2,234	$—	$3,519	$—
Collaboration revenue	233	5,900	303	13,791
Total revenue	2,467	5,900	3,822	13,791
Operating expenses:
Cost of product revenue	1,022	—	1,637	—
Research and development	26,352	40,907	51,516	67,803
Selling, general and administrative	32,659	15,698	59,584	27,684
Total operating expenses	60,033	56,605	112,737	95,487
Operating loss	(57,566)	(50,705)	(108,915)	(81,696)
Other income, net:
Interest (expense) income, net	(569)	2,253	187	3,911
Other (expense), net	(15)	(13)	(64)	(19)
Non-cash interest expense related to sale of future royalties	(301)	—	(596)	—
Other (expense) income, net	(885)	2,240	(473)	3,892
Net loss	$(58,451)	$(48,465)	$(109,388)	$(77,804)
Other comprehensive income (loss):
Unrealized gain on available-for-sale securities	535	216	441	302
Comprehensive loss	$(57,916)	$(48,249)	$(108,947)	$(77,502)
Reconciliation of net loss to net loss attributable to common stockholders:
Net loss	$(58,451)	$(48,465)	$(109,388)	$(77,804)
Accretion of convertible preferred stock	—	—	—	(2,940)
Net loss attributable to common stockholders	$(58,451)	$(48,465)	$(109,388)	$(80,744)
Net loss per share attributable to common stockholders:
Basic	$(0.58)	$(0.53)	$(1.09)	$(1.04)
Diluted	$(0.58)	$(0.53)	$(1.09)	$(1.04)
Weighted-average common shares outstanding used in net loss per share attributable to common stockholders:
Basic	101,104	90,876	100,360	77,315
Diluted	101,104	90,876	100,360	77,315

See notes to condensed consolidated financial statements.

EPIZYME, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(109,388)	$(77,804)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,362	416
Stock-based compensation	14,802	7,939
Amortization of discount on investments	(362)	(1,759)
Amortization of debt discount	169	—
Loss on disposal of property and equipment	19	—
Non-cash interest expense associated with the sale of future royalties	596	—
Changes in operating assets and liabilities:
Accounts receivable	820	6,794
Inventory	(9,864)	—
Prepaid expenses and other current assets	(5,468)	(1,942)
Accounts payable	(4,221)	2,092
Accrued expenses	(499)	(1,972)
Deferred revenue	128	(7,041)
Operating lease assets	1,758	1,255
Operating lease liabilities	(595)	(1,290)
Other assets and liabilities	47	(141)
Net cash used in operating activities	(110,696)	(73,453)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(94,120)	(297,904)
Maturities of available-for-sale securities	131,616	168,548
Purchase of intangible asset	(50,000)	—
Purchases of property and equipment	(329)	(190)
Net cash used in investing activities	(12,833)	(129,546)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of commissions	—	122,992
Proceeds from issuance of preferred stock, net of commissions	—	37,433
Payment of offering costs	(79)	(264)
Proceeds from the issuance of debt	45,000	—
Payment of debt issuance costs	(93)	—
Proceeds from the issuance of common stock in connection with the exercise of the put option, net of financing costs	49,915	—
Proceeds from stock options exercised	5,810	1,739
Issuance of shares under employee stock purchase plan	646	360
Net cash provided by financing activities	101,199	162,260
Net increase in cash, cash equivalents and restricted cash	(22,330)	(40,739)
Cash, cash equivalents and restricted cash, beginning of period	140,991	87,133
Cash, cash equivalents and restricted cash, end of period	$118,661	$46,394
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$—	$45
Interest paid	$2,182	$—
Property and equipment included in accounts payable or accruals	$181	$208

See notes to condensed consolidated financial statements

EPIZYME, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

(Amounts in thousands, except share amounts)

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2018	79,175,380	$8	—	$—	$819,779	$(586,724)	$(54)	$233,009
Issuance of common stock (net of commissions and offering costs of $284)	11,500,000	1	—	—	122,707	—	—	122,708
Issuance of series A convertible preferred stock, net of commissions and beneficial conversion charge	—	—	350,000	34,492	2,940	—	—	37,432
Accretion of series A convertible preferred stock	—	—	—	2,940	(2,940)	—	—	—
Exercise of stock options and vesting of restricted stock units	89,726	—	—	—	886	—	—	886
Stock-based compensation	—	—	—	—	3,211	—	—	3,211
Issuance of shares under employee stock purchase plan	37,972	—	—	—	360	—	—	360
Unrealized gain on available for sale securities	—	—	—	—	—	—	86	86
Net loss	—	—	—	—	—	(29,339)	—	(29,339)
Balance at March 31, 2019	90,803,078	$9	350,000	$37,432	$946,943	$(616,063)	$32	$368,353

Exercise of stock options and vesting of restricted stock units	208,749	—	—	—	853	—	—	853
Stock-based compensation	—	—	—	—	4,681	—	—	4,681
Issuance of shares of common stock in lieu of board fees	3,812	—	—	—	47	—	—	47
Unrealized gain on available for sale securities	—	—	—	—	—	—	216	216
Net loss	—	—	—	—	—	$(48,465)	—	(48,465)
Balance at June 30, 2019	91,015,639	$9	350,000	$37,432	$952,524	$(664,528)	$248	$325,685

Balance at December 31, 2019	97,783,476	$10	350,000	37,432	$1,050,695	$(757,019)	$19	$331,137
Issuance of common stock in connection with the exercise of the put option (net of financing costs of $85)	2,500,000	—	—	—	49,915	—	—	49,915
Issuance of common stock in connection with the conversion of series A convertible preferred stock	122,000	—	(12,200)	(1,305)	1,305	—	—	—
Exercise of stock options and vesting of restricted stock units	579,919	—	—	—	3,140	—	—	3,140
Stock-based compensation	—	—	—	—	6,475	—	—	6,475
Issuance of shares under employee stock purchase plan	60,576	—	—	—	646	—	—	646
Issuance of shares of common stock in lieu of board fees	1,404	—	—	—	35	—	—	35
Unrealized loss on available for sale securities	—	—	—	—	—	—	(94)	(94)
Net loss	—	—	—	—	—	(50,937)	—	(50,937)
Balance at March 31, 2020	101,047,375	$10	337,800	$36,127	$1,112,211	$(807,956)	$(75)	$340,317

Exercise of stock options and vesting of restricted stock units	414,150	—	—	—	2,670	—	—	2,670
Stock-based compensation	—	—	—	—	8,257	—	—	8,257
Issuance of shares of common stock in lieu of board fees	2,229	—	—	—	35	—	—	35
Unrealized gain on available for sale securities	—	—	—	—	—	—	535	535
Net loss	—	—	—	—	—	(58,451)	—	(58,451)
Balance at June 30, 2020	101,463,754	$10	337,800	$36,127	$1,123,173	$(866,407)	$460	$293,363

See notes to condensed consolidated financial statements.

EPIZYME, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. The Company

Epizyme, Inc. (collectively referred to with its wholly owned, controlled subsidiary, Epizyme Securities Corporation, as “Epizyme” or the “Company”) is a commercial-stage biopharmaceutical company that is committed to rewriting treatment for people with cancer and other serious diseases through the discovery, development, and commercialization of novel epigenetic medicines. By focusing on the genetic drivers of disease, the Company’s science seeks to match targeted medicines with the patients who need them.

Through June 30, 2020, in addition to revenues from product sales, the Company has raised an aggregate of $1,376.9 million to fund its operations. This includes $243.3 million of non-equity funding through its collaboration agreements, $218.1 million of funding received through agreements with RPI Finance Trust (“Royalty Pharma” or “RPI”), and BioPharma Credit Investments V (Master) LP, BPCR Limited Partnership and BioPharma Credit PLC  (the “Lenders”), $839.5 million from the sale of common stock and series A convertible preferred stock in the Company’s public offerings and $76.0 million from the sale of redeemable convertible preferred stock in private financings prior to the Company’s initial public offering in May 2013. As of June 30, 2020, the Company had $322.1 million in cash, cash equivalents and marketable securities.

In 2020, the Company’s EZH2 inhibitor, tazemetostat, was approved in the United States as TAZVERIK for the treatment of epithelioid sarcoma, or ES, and follicular lymphoma, or FL. Commercial sales of TAZVERIK for the treatment of ES commenced in the first quarter of 2020 and commercial sales of TAZVERIK for the treatment of two FL indications commenced near the end of the second quarter of 2020. The Company commenced active operations in early 2008. Since its inception, the Company has generated an accumulated deficit of $866.4 million through June 30, 2020 and will require substantial additional capital to fund its research, development, and commercialization efforts. The Company is subject to risks common to companies in the biotechnology industry, including, but not limited to, risks of failure of commercialization, clinical trials and preclinical studies, the need to obtain additional financing to fund the future development and commercialization of tazemetostat and the rest of its pipeline, the need to obtain marketing approval for its product candidates, the need to successfully commercialize and gain market acceptance of its product candidates, dependence on key personnel, protection of proprietary technology, compliance with government regulations, development by competitors of technological innovations and ability to transition from clinical-stage manufacturing to commercial-stage production of products.

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

The unaudited condensed consolidated financial statements include the accounts of Epizyme, Inc. and its wholly owned, controlled subsidiary, Epizyme Securities Corporation. All intercompany transactions and balances of subsidiaries have been eliminated in consolidation. In the opinion of management, the information furnished reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair presentation of the results for the reported interim periods. The Company considers events or transactions that occur after the balance sheet date but before the condensed consolidated financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The three months ended June 30, 2020 and 2019 are referred to as the second quarter of 2020 and 2019, respectively. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period.

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and six months ended June 30, 2020 are consistent with those discussed in Note 2 to the consolidated financial statements in the Annual Report and are updated below as necessary.

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

The Company’s evaluation entails analyzing prospective operating budgets and forecasts for expectations of the Company’s cash needs, and comparing those needs to the current cash, cash equivalent and marketable securities balances. After considering the Company’s current research and development plans, commercialization activities, including the build out of its salesforce and commercial infrastructure to support the launch of TAZVERIK in the ES indication and an expansion of its infrastructure to support the commercial launch in FL, and the timing expectations related to the progress of its programs, and after considering its existing cash, cash equivalents and marketable securities as of June 30, 2020, anticipated revenues, and debt service obligations as they become due, the Company did not identify conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these financial statements were issued. The Company’s current operating plan is based on assumptions that may prove to be wrong, such as the revenue that the Company expects to generate from the sale of its products, and the Company could use its capital resources sooner than it expects.

Pending Accounting Pronouncements

In November 2018, the Financial Accounting Standards Board, or the FASB, issued ASU 2018-18, Collaborative Arrangements, or ASC 808, which clarifies certain transactions between collaborative arrangement participants should be accounted for as revenue when the collaborative arrangement participant is a customer in the context of a unit of account and precludes recognizing as revenue consideration received from a collaborative arrangement participant if the participant is not a customer. The ASU will be effective for the Company in the first quarter of fiscal 2021, with early adoption permitted. A retrospective adoption to the date the Company adopted ASC 606 is required by recognizing a cumulative-effect adjustment to the opening balance or retained earnings of the earliest period presented. The Company is currently evaluating the impact of the adoption of this standard on its financial statements.

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

Revenue Recognition

The Company recognizes revenue when a customer obtains control of promised goods or services, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. To determine revenue recognition, the Company performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. For a further discussion of accounting for net product revenue see Note 3, “Product Revenue, Net”.

Accounts Receivable

The Company extends credit to customers based on its evaluation of the customer’s financial condition. The Company records receivables for all billings when amounts are due under standard terms. Accounts receivable are stated at amounts due net of applicable prompt pay discounts and other contractual adjustments as well as an allowance for doubtful accounts. The Company assesses the need for an allowance for doubtful accounts by considering a number of factors, including the length of time trade accounts receivable are past due, the customer’s ability to pay its obligation and the condition of the general economy and the industry as a whole. The Company will write off accounts receivable when the Company determines that they are uncollectible. In general, the Company has experienced no significant collection issues with its customers.

Inventories

The Company outsources the manufacturing of TAZVERIK and uses contract manufacturers to produce the raw and intermediate materials used in the production of TAZVERIK as well as the finished product. The Company currently has one supplier qualified for each step in the manufacturing process and is in the process of qualifying additional suppliers.

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

Prior to receiving its first approval from the U.S. Food and Drug Administration, or FDA, on January 23, 2020 to sell TAZVERIK, the Company expensed all costs incurred related to the manufacture of TAZVERIK as research and development expense because of the inherent risks associated with the development of a product candidate, the uncertainty about the regulatory approval process and the lack of history for the Company of regulatory approval of drug candidates.

Intangible Assets, Net

Intangible assets consist of capitalized milestone payments made to third parties under an in-license of patent rights upon receiving regulatory approval of TAZVERIK. The finite lived intangible assets are being amortized on a straight-line basis over the expected time period the Company will benefit from the in-licensed rights, which is generally the patent life. Intangible assets are recorded at cost at the time of their acquisition and are stated in the Company’s condensed consolidated balance sheets net of accumulated amortization and impairments, if applicable. The amortization expense is recognized as cost of product revenue in the Company’s condensed consolidated statement of operations. During the first quarter of 2020 the Company paid a $25.0 million milestone payment under its agreement with Eisai upon regulatory approval of tazemetostat for ES. During the second quarter of 2020 the Company paid a $25.0 million milestone payment under its agreement with Eisai upon regulatory approval of tazemetostat for two FL indications. Both regulatory milestones have been capitalized as intangible assets.

The following table presents intangible assets as of June 30, 2020 (in thousands):

	June 30, 2020	Estimated useful life (years)
In-licensed rights	$50,000	12.2
Less: accumulated amortization	(921)
Total intangible asset, net	$49,079

The Company recorded approximately $0.6 million and $0.9 million in amortization expense related to intangible assets, using the straight-line methodology, during the three and six months ended June 30, 2020. Estimated future amortization expense for intangible assets for the year ended December 31, 2020 is $2.1 million and approximately $4.2 million per year thereafter.

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

Product revenue is recognized by the Company in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services when the customer obtains control of the product, which occurs at a point in time, typically when the product is received by the Company’s customers. The Company provides a right of return to its customers for unopened product for a limited time before and after its expiration date, which lapses upon shipment to a patient. Healthcare providers to whom specialty distributors sell TAZVERIK hold limited inventory that is designated for patients, and the Company monitors inventory levels in the distribution channel, to limit the risk of return.

Reserves for Variable Consideration

Revenues from product sales are recorded as product revenue at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established and which result from discounts, returns, chargebacks, rebates, co-pay assistance and other allowances that are offered within contracts between the Company and its customers, health care providers, payors and other indirect customers relating to the Company’s product sales. These reserves are based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if the amount is payable to the customer) or a current liability (if the amount is payable to a party other than a customer). Where appropriate, these estimates take into consideration a range of possible outcomes that are probability-weighted for relevant factors such as the Company’s historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which the Company is entitled based on the terms of the contract. The amount of variable consideration that is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

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

Product Returns: Consistent with industry practice, the Company generally offers customers a limited right of return based on the product’s expiration date for product that has been purchased from the Company, which lapses upon shipment to a patient. The Company estimates the amount of product sales that may be returned by customers and records this estimate as a reduction of revenue in the period in which the related product revenue is recognized. The Company currently estimates product return liabilities using available industry data and the Company’s own historical sales information, including its visibility into the inventory remaining in the distribution channel.

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

The following table summarizes activity in each of the above product revenue allowances and reserve categories for the six-months ended June 30, 2020:

	Chargebacks, Discounts, and	Government and Other
	Fees	Rebates	Returns	Total
	(In thousands)
Balance, January 1, 2020	$—	$—	$—	$—
Provision	288	420	21	729
Payments or credits	(160)	(83)	—	(243)
Balance, June 30, 2020	$128	$337	$21	$486

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of accounts receivable from customers and cash held at financial institutions. The Company believes that such customers and financial institutions are of high credit quality.

For the three and six months ended June 30, 2020, net product revenue was primarily accounted from four individual customers. Revenue earned from each customer as a percentage of net product revenue is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Customer 1	51%	—	54%	—
Customer 2	19%	—	14%	—
Customer 3	12%	—	14%	—
Customer 4	11%	—	12%	—

There was no product revenue for the three and six-months ended June 30, 2019.

As of June 30, 2020, five individual customers were accounted for as a percentage of accounts receivable as follows:

	June 30, 2020	December 31, 2019
Customer 1	31%	—
Customer 2	21%	—
Customer 3	17%	—
Customer 4	12%	—
Customer 5	11%	—

No other customer accounted for more than 10 percent of net product revenue or accounts receivable.

4. Cash

A reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows, is as follows:

	As of June 30,
	2020	2019
	(In thousands)
Cash and cash equivalents	$117,152	$45,932
Restricted cash, as part of other assets	1,509	462
Total cash, cash equivalents, and restricted cash
shown in the condensed consolidated statements of cash flows	$118,661	$46,394

The $1.5 million in restricted cash as of June 30, 2020 is comprised of $0.5 million in a letter of credit as a security deposit for the Company’s office and laboratory lease at Technology Square in Cambridge, Massachusetts and $1.0 million in a letter of credit as a security deposit for the Company’s office lease at Hampshire Street in Cambridge, Massachusetts. As of June 30, 2019, restricted cash is comprised of $0.5 million in a letter of credit as a security deposit for the Company’s office and laboratory lease at Technology Square in Cambridge, Massachusetts. The Company has recorded cash held to secure these letters of credit as restricted cash in restricted cash and other assets on the condensed consolidated balance sheet. The restricted cash is classified as non-current based on the related lease terms.

5. Marketable Securities

The following table summarizes the available-for-sale securities held at June 30, 2020 (in thousands):

Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$91,554	$139	$(9)	$91,684
Corporate notes	102,403	339	(10)	102,732
U.S. government agency securities and U.S. Treasuries	10,493	1	—	10,494
Total	$204,450	$479	$(19)	$204,910

The following table summarizes the available-for-sale securities held at December 31, 2019 (in thousands):

Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$96,952	$27	$(16)	$96,963
Corporate notes	140,634	49	(41)	140,642
U.S. government agency securities and U.S. Treasuries	4,000	—	—	4,000
Total	$241,586	$76	$(57)	$241,605

Certain short-term debt securities with original maturities of less than 90 days are included in cash and cash equivalents within the consolidated balance sheets and are not included in the tables above.

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. At June 30, 2020, the balance in the Company’s accumulated other comprehensive loss was composed solely of activity related to the Company’s available-for-sale marketable securities. There were no realized gains or losses recognized on the sale or maturity of available-for-sale securities during the three and six months ended June 30, 2020, and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive loss for the same period.

The aggregate fair value of available-for-sale securities held by the Company in an unrealized loss position for less than twelve months as of June 30, 2020 was $36.1 million, which consisted of 3 commercial paper securities and 5 corporate notes securities. The aggregate unrealized loss for those securities in an unrealized loss position for less than twelve months as of June 30, 2020 was less than $0.1 million.

The Company does not intend to sell and it is unlikely that the Company will be required to sell the above investments before recovery of their amortized cost bases, which may be maturity. The Company determined that there was no material change in the credit risk of any of its investments. As a result, the Company determined it did not hold any investments with any other-than-temporary impairment as of June 30, 2020. The weighted-average maturity of the Company’s portfolio was approximately four months at June 30, 2020.

6. Fair Value Measurements

The Company’s financial instruments as of June 30, 2020 and December 31, 2019 consisted primarily of cash and cash equivalents, marketable securities and accounts receivable and accounts payable. As of June 30, 2020 and December 31, 2019, the Company’s financial assets recognized at fair value consisted of the following:

	Fair Value as of June 30, 2020
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents	$106,915	$53,247	$53,668	$—
Marketable securities:
Commercial paper	91,684	—	91,684	—
Corporate notes	102,732	—	102,732	—
U.S. government agency securities and treasuries	10,494	—	10,494	—
Total	$311,825	$53,247	$258,578	$—

	Fair Value as of December 31, 2019
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents	$132,193	$124,419	$7,774	$—
Marketable securities:
Commercial paper	96,963	—	96,963	—
Corporate notes	140,642	—	140,642	—
U.S. government agency securities and treasuries	4,000	—	4,000	—
Total	$373,798	$124,419	$249,379	$—

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

7. Inventory

All of the Company’s inventories relate to the manufacturing of TAZVERIK. The following table sets forth the Company’s inventories as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
	(In thousands)
Raw materials	$606	$—
Work in process	9,220	—
Finished goods	38	—
Total	$9,864	$—

As of June 30, 2020 the Company has not capitalized inventory costs related to its other drug development programs.

8. Supplemental Balance Sheet Information

Accrued expenses consisted of the following:

	June 30, 2020	December 31, 2019
	(In thousands)
Employee compensation and benefits	$8,211	$7,844
Research and development expenses	8,168	9,706
Professional services and other	5,671	4,999
Accrued expenses	$22,050	$22,549

9. Income Taxes

The Company did not record a federal or state income tax provision or benefit for the three and six months ended June 30, 2020 and 2019 due to the expected and known loss before income taxes to be incurred, or incurred, as applicable, for the years ended December 31, 2020 and 2019, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets, with the exception of the deferred tax asset related to alternative minimum tax credit.

10. Commitments and Contingencies

There have been no significant changes to the Company’s commitments and contingencies, other than the minimum lease payments as disclosed in Note 11, Leases, in the three and six months ended June 30, 2020, as compared to those disclosed in Note 7, Commitments and Contingencies, included in its Annual Report.

11. Leases

The Company enters into lease arrangements for its facilities as well as certain equipment. A summary of the arrangements are as follows:

Operating Leases

The Company leases office and laboratory space at Technology Square in Cambridge, Massachusetts under a Lease Agreement, dated as of June 15, 2012, as amended, or the Technology Square Lease, with ARE-TECH Square, LLC, a Delaware limited liability company, or ARE, with a term that originally continued through May 31, 2018, and a Company option to extend the term of the lease at the then-current market rent, as defined in the Technology Square Lease, through November 30, 2022.

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

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)
Lease cost
Operating lease cost	$1,555	$889	$3,105	$1,777
Variable lease cost	524	305	946	628
Total lease cost	$2,079	$1,194	$4,051	$2,405

Other information
Operating cash flows used for operating leases	$1,000	$907	$1,981	$1,812
Weighted average remaining lease term	5.1 years	3.4 years	5.1 years	3.4 years
Weighted average discount rate	9.68%	8.55%	9.68%	8.55%

Future minimum lease payments under the Company’s non-cancelable operating leases as of June 30, 2020, are as follows:

(In thousands)
2020	$2,603
2021	6,442
2022	6,262
2023	2,989
2024	3,059
Thereafter	6,716
Total lease payments	$28,071
Less: imputed interest	(6,507)
Total operating lease liabilities at June 30, 2020	$21,564

12. Collaborations

GSK

In January 2011, the Company entered into a collaboration and license agreement with Glaxo Group Limited (an affiliate of GlaxoSmithKline plc), or GSK, to discover, develop and commercialize novel small molecule HMT inhibitors directed to available targets from the Company’s platform. Under the terms of the agreement, the Company granted GSK exclusive worldwide license rights to HMT inhibitors directed to three targets. Additionally, as part of the research collaboration, the Company agreed to provide research and development services related to the licensed targets pursuant to agreed-upon research plans during a research term that ended January 8, 2015. In March 2014, the Company and GSK amended certain terms of this agreement for the third licensed target, revising the license terms with respect to candidate compounds and amending the corresponding financial terms, including reallocating milestone payments and increasing royalty rates as to the third target. Subsequent to a GSK strategic portfolio prioritization, the Company received notice in October 2017 that GSK terminated the agreement with respect to the third target, effective December 31, 2017, which returned all rights to that target to the Company. The two other targets, PRMT5 and PRMT1, continue to be subject to the agreement and were not impacted by the termination with respect to the third target. The Company substantially completed all research obligations under this agreement by the end of the first quarter of 2015 and completed the transfer of the remaining data and materials for these programs to GSK in the second quarter of 2015.

Agreement Structure

Under the agreement, the Company has received and recognized as collaboration revenue totaling $89.0 million, consisting of upfront payments, fixed research funding, research and development services and preclinical and research and development milestone payments. As of June 30, 2020, for the two remaining targets, the Company is eligible to receive up to $50.0 million in clinical development milestone payments, up to $197.0 million in regulatory milestone payments and up to $128.0 million in sales-based milestone payments. As a result of the termination of the agreement as it relates to the third target, the Company will receive no additional payments related to that target. In addition, GSK is required to pay the Company royalties, at percentages from the mid-single digits to the low double-digits, on a licensed product-by-licensed product basis, on worldwide net product sales, subject to reduction in specified circumstances. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, the Company may not receive any additional milestone payments or royalty payments from GSK. GSK became solely responsible for development and commercialization for each licensed target in the collaboration when the research term ended on January 8, 2015.

Collaboration Revenue

Through June 30, 2020, the Company has earned a total of $89.0 million in total collaboration revenue since inception of the GSK agreement, which the Company recognized as collaboration revenue in the condensed consolidated statements of operations and comprehensive loss. The Company did not recognize any collaboration revenue under the agreement in the three and six months ended June 30, 2020 and June 30, 2019, respectively.  Any future revenues pursuant to this arrangement will relate to milestone payments and royalties received under the agreement with respect to the two remaining targets. All remaining milestone payments as of June 30, 2020 have been deemed not probable and therefore have not been recognized as revenue.

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

Under the original collaboration and license agreement, Eisai was solely responsible for funding all research, development and commercialization costs for EZH2 compounds. Under the Eisai License Agreement, the Company is solely responsible for funding global development, manufacturing and commercialization costs for EZH2 compounds outside of Japan, including the remaining development costs due under a companion diagnostics agreement with Roche Molecular Systems, Inc., or Roche Molecular, which was amended to assign all of Roche Molecular’s rights and obligations under the companion diagnostics agreement to Roche Sequencing Solutions, Inc., or Roche Sequencing, effective January 1, 2020. Eisai is solely responsible for funding Japan-specific development and commercialization costs for EZH2 compounds.

The Company recorded the reacquisition of worldwide rights, excluding Japan, to the EZH2 program, including tazemetostat, under the Eisai License Agreement, as an acquisition of an in-process research and development asset. As this asset was acquired without corresponding processes or activities that would constitute a business, had not achieved regulatory approval for marketing and, absent obtaining such approval, had no alternative future use, the Company recorded the $40.0 million upfront payment made to Eisai in March 2015 as research and development expense in the consolidated statements of operations and comprehensive loss. The Company also agreed to pay Eisai up to $20.0 million in clinical development milestone payments, including a $10.0 million milestone upon the earlier of initiation of a first phase 3 clinical trial of any EZH2 product or the first submission of an NDA or Market Authorization Application, or MAA, and a $10.0 million milestone upon the earlier of initiation of a first phase 3 clinical trial of an EZH2 product or the first submission of an NDA or MAA for an indication different from the previous indication, up to $50.0 million in regulatory milestone payments, including a $25.0 million milestone payment upon regulatory approval of the first NDA or MAA, and a $25.0 million milestone payment upon regulatory approval of the next NDA or MAA of the different indication, and royalties at a percentage in the mid-teens on worldwide net sales of any EZH2 product, excluding net sales in Japan. The Company is eligible to receive from Eisai royalties at a percentage in the mid-teens on net sales of any EZH2 product in Japan. In the second quarter of 2019, the Company submitted its first NDA to the FDA, for the treatment of patients with ES, triggering the payment of the first $10 million clinical development milestone to Eisai and the recording of this amount to research and development expense. The Company paid the $10.0 million clinical development milestone to Eisai in June 2019. In the fourth quarter of 2019, the Company submitted its second NDA to the FDA, for the treatment of patients with FL, triggering the payment of the second $10.0 million clinical development milestone to Eisai and the recording of this amount to research and development expense. The Company paid the $10.0 million clinical development milestone to Eisai in December 2019. In January 2020, the Company triggered the payment of the $25.0 million milestone payment upon regulatory approval of tazemetostat for ES, which was capitalized as an intangible asset on the Company’s condensed consolidated balance sheet as of June 30, 2020. In June 2020, the Company triggered the payment of the $25.0 million milestone payment upon regulatory approval of tazemetostat for FL, which was capitalized as an intangible asset on the Company’s condensed consolidated balance sheet as of June 30, 2020. During the three and six months ended June 30, 2020 and 2019, Eisai purchased drug product from the Company at cost to facilitate development within Japan under the Eisai License Agreement and the Company recognized approximately $0.3 million and $0.7 million, respectively, and $1.3 million and $2.3 million, respectively, as a reduction to research and development expense. During the three and six months ended June 30, 2020, the Company recorded $0.3 million and $0.5 million, respectively, related to the world wide royalty due under the Eisai License Agreement in cost of product revenue based on U.S. sales of TAZVERIK and as of June 30, 2020, $0.3 million in royalties were payable under the Eisai License Agreement. As of June 30, 2020 and December 31, 2019, the Company had accounts receivable of $0.3 million and $1.3 million, respectively, due from Eisai.

Roche

In December 2012, Eisai and the Company entered into a companion diagnostics agreement with Roche Molecular, under which Eisai and the Company engaged Roche Molecular to develop a companion diagnostic to identify patients who possess certain activating mutations of EZH2. In October 2013, this agreement was amended to include additional mutations in EZH2. The development costs due under the amended agreement with Roche Molecular were the responsibility of Eisai until the execution of the amended and restated collaboration and license agreement with Eisai in March 2015, at which time the Company assumed responsibility for the remaining development costs due under the agreement. In December 2015, the Company and Eisai entered into a second amendment to the companion diagnostics agreement with Roche Molecular. The agreement was further amended in March 2018. Under the amended agreement, the Company was responsible for remaining development costs of $10.4 million due under the agreement as of March 2018 and Eisai has agreed to reimburse the Company $0.9 million of this amount related to a regulatory milestone for Japan. In July 2019, the Company entered into a fourth amendment to the companion diagnostics agreement. Under the amended agreement, the Company and Roche Molecular agreed to divide a $1.0 million regulatory milestone for the United States into two separate milestone payments, of which $0.5 million was paid by the Company as part of the signed amendment, and the remaining $0.5 million was paid by the Company in December 2019 upon the satisfaction of certain conditions set forth in the fourth amendment to the companion diagnostics agreement. As part of this fourth amendment, Roche Molecular also assigned all of its rights and obligations under the companion diagnostics agreement to Roche Sequencing due to a reorganization at Roche group, and this assignment became effective as of January 1, 2020. As of June 30, 2020, the Company is responsible for the remaining development costs of $2.9 million due under the agreement. The $0.9 million that Eisai has agreed to reimburse the Company related to a regulatory milestone for Japan was achieved as of June 30, 2020 with payment expected to be received in the third quarter of 2020. The Company anticipates the next payment of $1.0 million for achievement of a development milestone will become due in the third quarter of 2020.

Under the agreement with Roche Sequencing, Roche Sequencing is obligated to use commercially reasonable efforts to develop and to make commercially available the companion diagnostic. Roche Sequencing has exclusive rights to commercialize the companion diagnostic.

The agreement with Roche Sequencing will expire when the Company is no longer developing or commercializing tazemetostat. The Company may terminate the agreement by giving Roche Sequencing 90 days’ written notice if the Company discontinues development and commercialization of tazemetostat or determines, in conjunction with Roche Sequencing, that the companion diagnostic is not needed for use with tazemetostat. Either the Company or Roche Sequencing may also terminate the agreement in the event of a material breach by the other party, in the event of material changes in circumstances that are contrary to key assumptions specified in the agreement or in the event of specified bankruptcy or similar circumstances. Under specified termination circumstances, Roche Sequencing may become entitled to specified termination fees.

Boehringer Ingelheim

In November 2018, the Company entered into a collaboration and license agreement with Boehringer Ingelheim International GmbH (“Boehringer Ingelheim”) to discover, research, develop and commercialize small molecule compounds that are inhibitors of an undisclosed histone acetyltransferase, or HAT, target and an undisclosed helicase target, along with associated predictive biomarkers (the “Target Projects”). Under the terms of the agreement, the Company granted to Boehringer Ingelheim an exclusive, world-wide license to the undisclosed target inhibitors technology. The agreement also includes reciprocal licenses to utilize each other’s know-how, patents and technologies for activities under the agreement. Further, each party is granted the license to develop, manufacture, commercialize and otherwise exploit any compound or product that successfully achieves start of lead optimization (“SoLO”). The Company is also obligated to provide R&D services through SoLO approval for both Target Projects, and to serve on the Joint Steering Committee (“JSC”) throughout the term of the contract. The parties will jointly research and develop the first target program and will share commercialization activities within the United States. Boehringer Ingelheim will assume responsibility for commercialization outside of the United States.

Agreement Structure

Under the terms of the agreement, the Company received a $15.0 million upfront payment and $5.0 million in research funding for the costs to be incurred by the Company in connection with its research activities, payable quarterly in four equal installments during 2019. At its discretion, Boehringer Ingelheim had the option to extend the research period by up to one year, subject to the Company’s agreement to the specified research activities and additional research funding. During the third quarter of 2019, Boehringer Ingelheim’s option to extend the research period expired unexercised, and therefore the research period ended on December 31, 2019. In March 2020, the Company and Boehringer Ingelheim amended the agreement to extend the research period for the shared program targeting enzymes within helicase families with Boehringer Ingelheim providing research funding of $0.4 million. The additional research activities are expected to be completed prior to the end of 2020. Additionally, in March 2020, the Company received notice of termination for the program targeting enzymes with HAT families, which program termination became effective in June 2020. With regards to the shared program targeting enzymes within helicase families, the Company is eligible to receive up to $30.0 million in clinical development milestone payments, up to $46.5 million in regulatory milestone payments and up to $26.0 million in sales-based milestone payments. In addition, Boehringer Ingelheim is required to pay the Company tiered royalties, on a product by product, and country by country basis, at percentages ranging from the mid-single digits to low-double digits. Royalties will be payable on net product sales for therapies directed at the second target both in the United States and the rest of the world and net product sales outside of the United States for therapies directed at the first target.

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

The Company determined that a 50/50 allocation of transaction price between the two performance obligations is appropriate considering the following factors: (i) R&D components’ standalone selling price estimated using the cost plus margin approach; based on cost plus 10%; (ii) the license rights granted for each program (world-wide or ex-U.S. only) and their potential market opportunities; (iii) the total potential milestone payments for each program; and (iv) the expected revenue recognition pattern for each program, which is expected to be relatively consistent. Therefore, $10.0 million was allocated to the first undisclosed target license and associated research services and $10.0 million was allocated to the second undisclosed target license and associated research services and was recognized through December 31, 2019. The $5.5 million development milestone for selection of a lead optimization candidate for the shared program targeting enzymes within helicase families was allocated to the first undisclosed target license and associated research services and was recognized in the year ended December 31, 2019.

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

During the first quarter of 2020, the Company added $0.4 million in research funding for the shared program targeting enzymes within helicase families to the transaction price which will be recognized as the research performance obligation is performed prior to the end of 2020.

Collaboration Revenue

Through June 30, 2020, the Company has recognized $25.8 million in total collaboration revenue since the inception of this collaboration, including $0.2 million and $0.3 million, respectively, during the three and six months ended June 30, 2020. During the three and six months ended June 30, 2019, the Company recognized $5.9 million and $13.8 million, respectively, in collaboration revenue under its agreement with Boehringer Ingelheim.

As of June 30, 2020 and December 31, 2019, the Company had $0.1 million and $0.0 million, respectively, of deferred revenue related to this agreement. As of June 30, 2020 and December 31, 2019, the Company had accounts receivable of $0.0 million and $1.3 million, respectively.

The Company will reevaluate the likelihood of achieving future milestones at the end of each reporting period. If the performance obligations have not been satisfied at the point at which the risk of significant revenue reversal is resolved, the transaction price will be adjusted and a cumulative catch up based on performance to date will be recorded. If the performance obligations have been satisfied, the milestone revenue from the arrangement will be recognized as revenue in the period the risk of significant reversal is relieved.

Celgene (a subsidiary of Bristol-Myers Squibb Company)

In April 2012, the Company entered into a collaboration and license agreement with Celgene Corporation, or Celgene. On July 8, 2015, the Company entered into an amendment and restatement of the collaboration and license agreement with Celgene.

All performance obligations, except for the three material rights were substantially satisfied as of the adoption of ASC 606 and therefore all of the transaction price allocated to those performance obligations has been recognized as revenue under ASC 606. Through June 30, 2020, the Company has recognized revenue of $99.2 million under the agreement as collaboration revenue in the Company’s consolidated statements of operations and comprehensive loss and in accumulated deficit as a result of the cumulative-effect recognition upon adoption of ASC 606. The amounts received that have not yet been recognized as revenue, relate to the material rights, and are recorded in deferred revenue on the Company’s condensed consolidated balance sheet. Deferred revenue related to the agreement amounted to $3.8 million as of June 30, 2020, all of which is included in noncurrent liabilities.

13. Sale of Future Royalties

On November 4, 2019, the Company entered into a loan agreement with BioPharma Credit PLC (the “Collateral Agent”), BioPharma Credit Investments V (Master) LP, and BPCR Limited Partnership (as transferee of the Collateral Agent’s interest as a lender, and together with BioPharma Credit Investments V (Master) LP, the “Lenders”), providing for up to $70.0 million in secured term loans to be advanced in up to three tranches (the “Loan Agreement”). As of June 30, 2020, the Company had borrowed an aggregate principal amount under the first tranche of $25.0 million (the “Tranche A Note Payable”), the second tranche of $25.0 million (the “Tranche B Note Payable”), and the third tranche of $20.0 million (the “Tranche C Note Payable”) under the Loan Agreement. The Company also has the right to request up to an additional $300.0 million in secured term loans, subject to the approval of the Lenders, following FDA approval of tazemetostat for the treatment of FL in the United States, provided that the Company has not prepaid any outstanding term loans at the time of such request and such request is made before November 18, 2021. (See Note 14, Long-Term Debt).

On the same day, the Company executed a purchase agreement (the “RPI Purchase Agreement”) with RPI. Pursuant to the RPI Purchase Agreement, the Company agreed to sell to RPI 6,666,667 shares of its common stock, a warrant to purchase up to 2,500,000 shares of common stock at an exercise price of $20.00 per share (the “Common Stock Warrant”), and all of the Company’s rights to receive royalties from Eisai with respect to net sales by Eisai of tazemetostat products in Japan pursuant to the Eisai License Agreement and any successor arrangement for Japan sales (the “Japan Royalty”, and collectively, the “Transaction”). In consideration for the sale of shares of common stock, the Common Stock Warrant and the Japan Royalty, RPI paid the Company $100.0 million upon the closing of the RPI Purchase Agreement. In addition, RPI agreed, in connection with RPI’s acquisition from Eisai of the right to receive royalties from the Company under the Eisai License Agreement, to reduce the Company’s royalty obligation by low single digits upon the achievement of specified annual net sales levels over $1.5 billion. In addition, under the RPI Purchase Agreement, the Company has the right to sell, and RPI has the obligation to purchase, subject to certain conditions, including a maximum purchase price of $20.00 per share, $50.0 million of shares of common stock at the Company’s option for an 18-month period from the date of execution of the RPI Purchase Agreement (the “Put Option”). In February 2020, the Company sold 2.5 million shares of its common stock to RPI, for an aggregate of $50.0 million in proceeds pursuant to the Put Option. Additionally, under the terms of the RPI Purchase Agreement, the founder and chief executive officer of RP Management, an affiliate of RPI, and a co-founder of Pharmakon Advisors LP, an affiliate of the Lenders, was elected as a director of the Company. As of June 30, 2020 and December 31, 2019, RPI and its affiliates owned 9.0% and 6.8% of the Company’s common stock, respectively.

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

Under the terms of the RPI Purchase Agreement, although the Company sold all of its rights to receive the Japan Royalty, the Company continues to own all tazemetostat intellectual property rights and is responsible for the ongoing manufacturing and supply obligations related to the generation of these royalties. Due to the Company’s continuing involvement, the Company will continue to account for any royalties due as revenue and recorded the proceeds from this transaction as a liability (“Royalty Obligation”) that will be accreted using the effective interest method over the estimated life of the RPI Purchase Agreement.

As royalties are remitted to RPI from Eisai, the balance of the Royalty Obligation will be effectively repaid over the life of the Eisai License Agreement. In order to determine the accretion of the Royalty Obligation, the Company is required to estimate the total amount of future royalty payments to RPI over the life of the Eisai License Agreement. The $12.6 million recorded at execution will be accreted to the total of these royalty payments as interest expense over the life of the Royalty Obligation. At execution, the Company’s estimate of this total interest expense resulted in an effective annual interest rate of approximately 9.01%. This estimate contains significant assumptions that impact both the amount recorded at execution and the interest expense that will be recognized over the royalty period. The Company will periodically assess the estimated royalty payments to RPI from Eisai and to the extent the amount or timing of such payments is materially different than the original estimates, an adjustment will be recorded prospectively to increase or decrease interest expense. There are a number of factors that could materially affect the amount and timing of royalty payments to RPI from Eisai, and correspondingly, the amount of interest expense recorded by the Company, most of which are not within the Company’s control. Such factors include, but are not limited to, delays or discontinuation of development of tazemetostat in Japan, regulatory approval, changing standards of care, the introduction of competing products, manufacturing or other delays, generic competition, intellectual property matters, adverse events that result in governmental health authority imposed restrictions on the use of the drug products, significant changes in foreign exchange rates as the royalties remitted to RPI are made in U.S. dollars (USD) while the underlying Japan sales of tazemetostat will be made in currencies other than USD, and other events or circumstances that are not currently foreseen as tazemetostat is still under development in Japan and subject to regulatory approval. Changes to any of these factors could result in increases or decreases to both royalty revenues and interest expense.

The following table shows the activity of the Royalty Obligation since the transaction inception through June 30, 2020:

As of June 30, 2020
(In thousands)
Proceeds from sale of future royalties	$12,601
Non-cash interest expense recognized	787
Liability related to the sale of future royalties - ending balance	$13,388

During the three and six months ended June 30, 2020, no non-cash royalties from net sales of tazemetostat in Japan were recorded and the Company recorded $0.3 million and $0.6 million, respectively, of related non-cash interest expense.

14. Long-Term Debt

On November 4, 2019, the Company entered into a Loan Agreement with the Collateral Agent, and BioPharma Credit Investments V (Master) LP, providing for up to $70.0 million in secured term loans to be advanced in up to three tranches, or the Loan Agreement. The Company borrowed $70.0 million in the aggregate under the three tranches pursuant to the Loan Agreement. With the FDA’s June 2020 approval of tazemetostat for the treatment of FL in the United States, the Company also has the right, but not the obligation, to request up to an additional $300.0 million in secured term loans, subject to the approval of the Lenders, provided the Company has not prepaid any outstanding term loans at the time of such request and such request is made before November 18, 2021. The Company is required to make interest only payments on the outstanding obligation through February 28, 2023, and thereafter eight quarterly payments of principal and interest.

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

The Company has the following minimum aggregate future loan payments at June 30, 2020 (in thousands):

As of June 30, 2020
(In thousands)
2020	$—
2021	—
2022	—
2023	35,000
2024	35,000
Total minimum payments	70,000
Less amounts representing interest and discount	(1,536)
Less current portion	—
Long-term debt, net of current portion	$68,464

For the three and six months ended June 30, 2020, interest expense related to the Company's Loan Agreement was approximately $1.3 million and $2.1 million, respectively. The total carrying value of debt is classified as long-term on the consolidated balance sheet as of June 30, 2020.

15. Stockholders’ (Deficit) Equity

Common Stock

On March 24, 2020, the Company’s board of directors adopted, subject to stockholder approval, an amendment to the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of common stock, $0.0001 par value per share, from 125,000,000 to 150,000,000 (the “Charter Amendment”). During the quarter ended June 30, 2020, the stockholders of the Company approved the Charter Amendment, which was filed with the Secretary of State of the State of Delaware on May 29, 2020.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to dividends when and if declared by the board of directors.

In March 2019, the Company issued 11,500,000 shares of Common Stock in connection with a public offering. In November 2019, the Company issued to RPI 6,666,667 shares of Common Stock pursuant to a purchase agreement (for additional information refer to Note 13, Sale of Future Royalties). In February 2020, the Company sold 2,500,000 shares of its common stock in connection with the exercise of its put option to sell shares of its common stock for an aggregate of $49.9 million in net proceeds after deducting financing costs of $0.1 million.

The issuance of these shares contributed to significant increases in the Company’s shares of common stock outstanding as of June 30, 2020 and 2019 and in the weighted average shares outstanding for the three and six months ended June 30, 2020 and 2019 when compared to the comparable prior year periods.

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

Voting Rights

Shares of Series A Preferred Stock will generally have no voting rights except as required by law and except that the consent of the holders of a majority of the outstanding shares of Series A Preferred Stock will be required to amend the terms of the Series A Preferred Stock or take certain other actions with respect to the Series A Preferred Stock.

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

Warrants

In November 2019, warrants to purchase up to 2,500,000 shares of Common Stock at an exercise price of $20.00 per share (the “Common Stock Warrant”), were issued to RPI pursuant to the RPI Purchase Agreement (for additional information refer to Note 13, Sale of Future Royalties), which were classified as equity and recorded at their relative fair value of $8.4 million to additional paid-in-capital on the consolidated balance sheets. All warrants remain outstanding as of June 30, 2020.

16. Stock-Based Compensation

Total stock-based compensation expense related to stock options, restricted stock units, shares issued under the employee stock purchase plan, and shares granted to non-employee directors in lieu of board fees was $8.3 million and $4.7 million for the three months ended June 30, 2020 and June 30, 2019, respectively, and $14.8 million and $6.3 million for the six months ended June 30, 2020 and June 30, 2019, respectively.

Stock-based compensation expense is classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Research and development	$2,804	$1,732	$4,966	$2,897
General and administrative	5,488	2,996	9,836	5,042
Total	$8,292	$4,728	$14,802	$7,939

Stock Options

The weighted-average grant date fair value of options, estimated as of the grant date using the Black-Scholes option pricing model, was $9.29 and $8.56 per option for those options granted during the three months ended June 30, 2020 and 2019, respectively, and $12.25 and $6.57 per option for those options granted during the six months ended June 30, 2020 and 2019, respectively. Key assumptions used to apply this pricing model were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Risk-free interest rate	0.3%	2.0%	1.1%	2.4%
Expected life of options	5.91 years	6.0 years	5.96 years	6.0 years
Expected volatility of underlying stock	72.0%	71.3%	70.7%	71.8%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

The following is a summary of stock option activity for the six months ended June 30, 2020:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at December 31, 2019	8,087	$12.86
Granted	3,010	19.62
Exercised	(523)	11.11
Forfeited	(549)	15.22
Outstanding at June 30, 2020	10,025	$14.85	8.27	$28,391
Exercisable at June 30, 2020	3,563	$14.09	6.83	$11,697

As of June 30, 2020, there was $56.6 million of unrecognized compensation cost related to stock options that are expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 2.90 years.

Restricted Stock Units

During 2020, 525,470 restricted stock units (“RSUs”) were granted to executives and employees. The awards were service-based. Assuming all service conditions are achieved, 25% of the RSUs would vest annually for four years.

	Number of Service Based RSU Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2019	284	$9.34
Granted	525	19.85
Vested	(54)	9.51
Forfeited	(76)	12.37
Outstanding at June 30, 2020	679	$17.65

Compensation expense totaling $0.7 million and $1.2 million was recognized for the service-based RSUs for the three and six months ended June 30, 2020, respectively. Compensation expense totaling $0.0 million and $0.2 million was recognized for the service-based RSUs for the three and six months ended June 30, 2019, respectively.

As of June 30, 2020, there was $9.7 million of unrecognized compensation cost related to service-based RSUs that are expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 3.30 years.

During 2019, the Company granted 604,000 RSUs to executives and employees, which contain performance conditions, 20% of the RSUs vested on June 30, 2019, 25% of the RSUs vested on January 23, 2020, 20% of the RSUs vested on March 24, 2020, and 30% of the RSUs vested on June 25, 2020 in connection with achievement of the final performance milestone.

	Number of Performance Based RSU Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2019	443	$12.16
Granted	17	16.14
Vested	(432)	12.38
Forfeited	(28)	11.95
Outstanding at June 30, 2020	—	$—

Compensation expense totaling $2.1 million and $3.5 million was recognized for the performance-based RSUs for the three and six months ended June 30, 2020, respectively.

There was no unrecognized compensation cost as of June 30, 2020, related to performance-based RSUs, as all of the performance conditions have been achieved.

17. Loss Per Share

Basic and diluted loss per share allocable to common stockholders are computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands except per share data)		(In thousands except per share data)
Net loss	$(58,451)	$(48,465)	$(109,388)	$(77,804)
Accretion of convertible preferred stock	—	—	—	(2,940)
Net loss attributable to common stockholders	$(58,451)	$(48,465)	$(109,388)	$(80,744)
Weighted average shares outstanding	101,104	90,876	100,360	77,315
Basic and diluted loss per share allocable to common stockholders	$(0.58)	$(0.53)	$(1.09)	$(1.04)

The following common stock equivalents were excluded from the calculation of diluted loss per share allocable to common stockholders because their inclusion would have been anti-dilutive:

	Three and Six Months Ended June 30,
	2020	2019
	(In thousands)
Stock options	10,025	7,295
Restricted stock units	679	616
Shares issuable under employee stock purchase plan	33	26
Preferred stock (if converted)	3,378	3,500
Warrants	2,500	—
	16,615	11,437

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Note on the COVID-19 Pandemic

Due to the evolving and uncertain global impacts of the COVID-19 pandemic, we cannot precisely determine or quantify the impact this pandemic will have on our business, operations and financial performance for the remainder of our fiscal year ending December 31, 2020 and beyond. We have established a remote operating model for all employees other than certain members of our laboratory and facilities staff, and we will continue to evaluate this policy for our offices based on guidance from federal, state and local government authorities. Although we currently remain on track for our clinical trial commitments for 2020, we are aware of the impact that COVID-19 has had on other clinical trials in our industry and there is a risk of material impact for our clinical trials as well. We are continuing to work with our clinical trial sites to ensure study continuity, enable medical monitoring, facilitate study procedures and maintain clinical data and records, including the use of local laboratories for testing, home delivery of study drug and remote data and records monitoring. To date, we have not had any material impact on our supply chain. However, the COVID-19 pandemic could materially adversely impact our suppliers and result in delays or disruptions in our current or future supply chain, so we are continuing to monitor and manage our supply chain. For our commercial activities for TAZVERIK, we have shifted commercial and medical affairs field activities toward virtual formats where possible in order to allow us to continue to serve the needs of healthcare providers, patients and other stakeholders during this critical time. We continue to assess the duration, scope and severity of the COVID-19 pandemic and its potential impacts on our business, operations and financial performance, and continue to work closely with our third-party vendors, collaborators and other parties in order to seek to advance our commercialization efforts with TAZVERIK as well as our pipeline as quickly as possible, while making the health and safety of our employees and their families, healthcare providers, patients and communities a top priority.

Please refer to our Risk Factors in Part II, Item 1A. of this Quarterly Report on Form 10-Q for further discussion of risks related to the COVID-19 pandemic.

Overview

We are a commercial-stage biopharmaceutical company that is committed to rewriting treatment for people with cancer and other serious diseases through the discovery, development, and commercialization of novel epigenetic medicines. By focusing on the genetic drivers of disease, our science seeks to match targeted medicines with the patients who need them.

In January 2020, the U.S. Food and Drug Administration, or FDA, granted accelerated approval of TAZVERIK® (tazemetostat) for the treatment of adult and pediatric patients aged 16 years and older with metastatic or locally advanced epithelioid sarcoma, or ES, not eligible for complete resection. This approval was based on overall response rate and duration of response shown in the ES cohort of our Phase 2 trial in patients with INI1-negative tumors. We have made TAZVERIK available to eligible patients and their physicians in the United States.

As part of the accelerated approval for epithelioid sarcoma, continued approval for this indication is contingent upon verification and description of clinical benefit in a confirmatory trial. To provide this confirmatory evidence to support a full approval of TAZVERIK for this indication, we are conducting a global, randomized, controlled Phase 1b/3 confirmatory trial assessing TAZVERIK in combination with doxorubicin compared with doxorubicin plus placebo as a front-line treatment for epithelioid sarcoma. The trial is expected to enroll approximately 152 patients. The safety run-in portion of the trial is underway, and we expect to complete this portion of the trial in the second half of 2020.

Subsequently, in June 2020, the FDA approved a supplemental New Drug Application, or sNDA, for TAZVERIK for the following follicular lymphoma, or FL, indications: (1) adult patients with relapsed or refractory FL whose tumors are positive for an EZH2 mutation as detected by an FDA-approved test and who have received at least two prior systemic therapies, and (2) adult patients with relapsed or refractory FL who have no satisfactory alternative treatment options. These indications were approved under accelerated approval with a priority review, based on overall response rate and duration of response shown in the FL cohort of our Phase 2 clinical trial in patients with EZH2 mutations and wild-type EZH2. We have made TAZVERIK available to eligible patients and their physicians in the United States.

As part of the accelerated approval for FL, continued approval for these indications is contingent upon verification and description of clinical benefit in a confirmatory trial. To provide confirmatory evidence to support a full approval of TAZVERIK for these indications, we are conducting a single global, randomized, adaptive Phase 1b/3 confirmatory trial to evaluate the combination of TAZVERIK with “R2” (Revlimid® plus rituximab), an approved chemotherapy-free treatment regimen, for FL patients in the second-line or later treatment setting. The trial is expected to enroll approximately 500 FL patients, stratified based on their EZH2 mutation status. The safety run-in portion of the trial is underway, and we expect to complete this portion of the trial in the second half of 2020. In addition, we plan to conduct post-marketing commitments, including expanding our Phase 2 clinical trial with a cohort of FL patients with wild-type EZH2 to evaluate tazemetostat as a monotherapy in patients who have been treated with at least one prior systemic treatment, in order to inform the label and potentially expand in the relapsed and refractory setting in the future.

Through our planned development efforts, our intention is to eventually make TAZVERIK available in all lines of treatment for patients with FL. We plan to leverage the confirmatory trial and post-marketing commitments to expand TAZVERIK into the second-line treatment setting. In collaboration with The Lymphoma Study Association, or LYSA, and based on clinical activity observed with TAZVERIK in combination with R-CHOP as a front-line treatment for patients with high risk diffuse large B-cell lymphoma, or DLBCL, we plan to investigate this combination as a front-line treatment for high-risk patients with FL. In addition, we are finalizing plans for investigator-sponsored studies to evaluate tazemetostat in combination with rituximab, venetoclax or BTK inhibitors for the treatment of patients with FL in the third-line or later treatment settings.

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

TAZVERIK is available to eligible patients in the United States via a specialty distribution network. To commercialize TAZVERIK for the ES and FL indications in the United States, we have built a focused field presence and marketing capabilities. This includes an efficiently sized field-based organization of 76 individuals. For geographies outside the United States, we are evaluating the most efficient path to reach patients, including through potential collaborations.

Tazemetostat is covered by claims of U.S. and European composition of matter patents, which are expected to expire in 2032, exclusive of any patent term or other extensions. Tazemetostat has been granted Fast Track designation by the FDA in patients with relapsed or refractory FL, relapsed or refractory DLBCL with EZH2 activating mutations and metastatic or locally advanced ES who have progressed on or following an anthracycline-based treatment regimen. The FDA has also granted orphan drug designation to tazemetostat for the treatment of patients with FL, malignant rhabdoid tumors, or MRT, soft tissue sarcoma, or STS, and mesothelioma. With the approval of TAZVERIK for the treatment of patients with FL, orphan drug designation provides us with a seven-year market exclusivity.

Beyond tazemetostat, we are progressing preclinical efforts to pursue additional development candidates for our pipeline and to further support our leadership position in epigenetics.

We have collaborations with Boehringer Ingelheim International GmbH, or Boehringer Ingelheim, focused on the research, development and commercialization of novel small molecule inhibitors, discovered by us, directed toward previously unaddressed epigenetic targets as potential therapies for people with cancer, with Glaxo Group Limited (an affiliate of GlaxoSmithKline plc), or GSK, focused on the development of PRMT inhibitors discovered by us, and with Celgene Corporation, which was recently acquired by Bristol-Myers Squibb Company, and Celgene RIVOT Ltd., an affiliate of Celgene Corporation, which we collectively refer to as

Celgene, focused on the development of pinometostat and small molecule inhibitors directed to three HMT targets. In March 2020, we and Boehringer Ingelheim amended the agreement to extend the research period for the shared program targeting enzymes within helicase families with Boehringer Ingelheim providing researching funding of $0.4 million. Additionally, Boehringer Ingelheim terminated the program targeting enzymes with HAT families in June 2020.

Through June 30, 2020, in addition to revenues from product sales, we have raised an aggregate of $1,376.9 million to fund our operations. This includes $243.3 million of non-equity funding through our collaboration agreements, $218.1 million of funding received through agreements with RPI Finance Trust (“Royalty Pharma” or “RPI”) and BioPharma Credit Investments V (Master) LP, BPCR Limited Partnership and BioPharma Credit PLC  (the “Lenders”), $839.5 million from the sale of common stock and series A convertible preferred stock in our public offerings and $76.0 million from the sale of redeemable convertible preferred stock in private financings prior to our initial public offering in May 2013.

As of June 30, 2020, we had $322.1 million in cash, cash equivalents and marketable securities.

We commenced active operations in early 2008, and since inception, have incurred significant operating losses. Our net loss was $58.5 million and $109.4 million, respectively, for the three and six months ended June 30, 2020. As of June 30, 2020, our accumulated deficit totaled $866.4 million. Notwithstanding the initiation of sales of TAZVERIK, we expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect our expenses to increase in connection with our ongoing activities, particularly as we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. In addition, we expect our expenses to increase as we fund our tazemetostat development program; continue our collaborations with Boehringer Ingelheim and Celgene; and continue research and development and initiate clinical trials of, and seek regulatory approval for, any future product candidates.

Funding Agreements with BioPharma Credit Investments V (Master) LP, BPCR Limited Partnership, BioPharma Credit PLC and RPI Finance Trust

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

On November 4, 2019, we also entered into a Loan Agreement with the Collateral Agent, and the Lenders, providing for up to $70.0 million in secured term loans to be advanced in up to three tranches, or the Loan Agreement. We borrowed $70.0 million in the aggregate under the three tranches pursuant to the Loan Agreement. With the FDA’s June 2020 approval of tazemetostat for the treatment of FL in the United States, we also have the right, but not the obligation, to request up to an additional $300.0 million in secured term loans, subject to the approval of the Lenders, provided that we have not prepaid any outstanding term loans at the time of such request and such request is made before November 18, 2021. We are required to make interest only payments on the outstanding obligation through February 28, 2023, and thereafter eight quarterly payments of principal and interest. The obligations under the Loan Agreement are secured by a first priority security interest in and a lien on substantially all of our assets, subject to certain exceptions.

The Loan Agreement contains certain customary representations and warranties, affirmative and negative covenants and events of default applicable to us and our subsidiaries. If an event of default occurs and is continuing, the Collateral Agent may, among other things, accelerate the loans and foreclose on the collateral.

Collaborations

Refer to Note 12, Collaborations, of the notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of the key terms of our arrangements with Boehringer Ingelheim, Celgene, GSK, Eisai and Roche Sequencing Solutions, Inc., or Roche Sequencing.

Results of Operations

Revenues

The following is a comparison of total revenues for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
	(In millions)			(In millions)
Product revenues, net	$2.2	$—	$2.2	$3.5	$—	$3.5
Collaboration revenue	0.2	5.9	(5.7)	0.3	13.8	(13.5)
Total revenues	$2.4	$5.9	$(3.5)	$3.8	$13.8	$(10.0)

Product Revenues, net

Net product revenues represent U.S. sales from our sole commercial product, TAZVERIK, which was approved by the FDA on January 23, 2020. During the three and six months ended June 30, 2020, net product revenues were $2.2 million and $3.5 million, respectively. Sales allowances and accruals consisted of patient financial assistance, distribution fees, discounts, and chargebacks. We did not have product revenues in 2019.

Collaboration Revenue

Our revenue during the periods consisted of collaboration revenue, including amounts recognized from deferred revenue related to upfront payments for licenses or options to obtain licenses in the future, research and development services revenue earned and milestone payments earned under collaboration and license agreements with our collaboration partners.

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
	(In millions)			(In millions)
Collaboration Partner

Boehringer Ingelheim:	$0.2	$5.9	$(5.7)	$0.3	$13.8	$(13.5)
	$0.2	$5.9	$(5.7)	$0.3	$13.8	$(13.5)

In the three and six months ended June 30, 2020, we recognized $0.2 million and $0.3 million, respectively, in collaboration revenue. This collaboration revenue was earned as part of our Boehringer Ingelheim collaboration. The revenue recognized during the three and six months ended June 30, 2020 was related to an amendment to extend the research period under the collaboration agreement under which Boehringer Ingelheim agreed to fund up to $0.4 million of additional research activities. Through June 30, 2020, we have recognized $25.8 million in total collaboration revenue under our agreement with Boehringer Ingelheim.

In three and six months ended June 30, 2019, we recognized $5.9 million and $13.8 million, respectively, in collaboration revenue as part of our Boehringer Ingelheim collaboration. We recognized revenue as our research services were performed. Under the agreement we received $15.0 million in an upfront payment from Boehringer Ingelheim for our license to inhibitor technology of two undisclosed targets, $5.5 million for a development milestone for selection of a lead optimization candidate for the shared program targeting enzymes within helicase families and $1.3 million in research funding in the second quarter of 2019. Through June 30, 2019, we had recognized $15.5 million in total collaboration revenue under our agreement with Boehringer Ingelheim.

Cost of Product Revenue

The following is a comparison of cost of product revenue for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
	(In millions)			(In millions)
Cost of product revenue	$1.0	$—	$1.0	$1.6	$—	$1.6

The cost of product revenue consists of costs related to the sales of TAZVERIK. These costs include materials, labor, manufacturing overhead, amortization of milestone payments, and royalties payable on net sales of TAZVERIK. During the three months ended June 30, 2020, the cost of product revenue was $1.0 million and consisted of $0.1 million in costs associated with manufacturing TAZVERIK, $0.6 million in amortization expense related to the two $25.0 million milestone payments under our agreement with Eisai upon regulatory approval of tazemetostat for ES and upon regulatory approval of tazemetostat for follicular lymphoma, and $0.3 million in world-wide royalties owed to Royalty Pharma on net sales of TAZVERIK in the three months ended June 30, 2020. During the six months ended June 30, 2020, the cost of product revenue was $1.6 million and consisted of $0.2 million in costs associated with manufacturing TAZVERIK, $0.9 million in amortization expense related to the two $25.0 million milestone payments under our agreement with Eisai upon regulatory approval of tazemetostat for epithelioid sarcoma and upon regulatory approval of tazemetostat for follicular lymphoma, and $0.5 million in world-wide royalties owed to Royalty Pharma on net sales of TAZVERIK in the three months ended June 30, 2020. All product costs incurred prior to FDA approval of TAZVERIK in January 2020 were expensed as R&D expenses. We expect our cost of product revenues (excluding amortization of intangible assets) to continue to be positively impacted during 2020 and 2021, as we sell through certain inventory that was expensed prior to FDA approval of TAZVERIK in January 2020. We did not have cost of product revenues in 2019.

Research and Development

The following is a comparison of research and development expenses for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
	(In millions)			(In millions)
Research and development	$26.4	$40.9	$(14.5)	$51.5	$67.8	$(16.3)

During the three and six months ended June 30, 2020, total research and development expenses decreased by $14.5 million and $16.3 million compared to the three and six months ended June 30, 2019. The decrease in both the three and six months ended June 30, 2020 primarily relates to the payment of a $10.0 million clinical development milestone to Eisai in 2019, decreases in tazemetostat manufacturing costs, in clinical trial expenses and discovery research activities related to tazemetostat in other indications, which were offset by increased costs associated with the buildout of our regulatory and late-stage development groups.

The following table illustrates the components of our research and development expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
Product Program	2020	2019	2020	2019
	(In millions)		(In millions)
External research and development expenses:
Tazemetostat and related EZH2 programs	$10.1	$25.2	$18.7	$36.9
Pinometostat and related DOT1L programs	0.0	0.1	0.0	0.1
Discovery and preclinical stage product programs, collectively	3.1	4.3	6.8	9.2
Unallocated personnel and other expenses	13.2	11.3	26.0	21.6
Total research and development expenses	$26.4	$40.9	$51.5	$67.8

External research and development expenses for tazemetostat and related EZH2 programs decreased $15.1 million and $18.2 million for the three and six months ended June 30, 2020, respectively, compared to the three and six months ended June 30, 2019. The decrease for the three and six months ended June 30, 2020 relates to a decrease in tazemetostat manufacturing costs, as the Company began to capitalize the cost of manufacturing following the approval of TAZVERIK in January 2020, decreased clinical trial expenses and decreased discovery research activities related to tazemetostat in other indications, which were offset by increased costs associated with the buildout of our regulatory and late stage development groups.

There were no costs incurred related to pinometostat for the three and six months ended June 30, 2020. For the three and six months ended June 30, 2019, external research and development expenses for pinometostat and related DOT1L programs were $0.1 million for each period, respectively. In general, costs related to pinometostat primarily associate with costs attributed to the Cooperative Research and Development Agreement, or CRADA, with the National Cancer Institute, or NCI, to evaluate tazemetostat in clinical trials in a variety of hematologic malignancies and solid tumors.

External research and development expenses for discovery and preclinical stage product programs decreased $1.2 million and $2.4 million during the three and six months ended June 30, 2020, respectively, compared to the three and six months ended June 30, 2019. This decrease is primarily related to reduced spending for discovery research activities and decreased development activities related to our G9a preclinical program.

Unallocated personnel and other expenses are comprised of compensation expenses for our full-time research and development employees and other general research and development expenses. Unallocated personnel and other expenses increased by $1.9 million and $4.4 million during the three and six months ended June 30, 2020, respectively, compared to the three and six months ended June 30, 2019, as a result of allocation of expenses to projects and increases in facilities and equipment related expenses offset by an increase in unallocated personnel costs.

We expect that research and development expenses will increase in 2020, as we increase our clinical trial activity for tazemetostat and utilize our drug discovery platform to progress preclinical efforts and pursue additional development candidates to expand our pipeline.

Selling, General and Administrative

The following is a comparison of selling, general and administrative expenses for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
	(In millions)			(In millions)
Selling, general and administrative	$32.7	$15.7	$17.0	$59.6	$27.7	$31.9

For the three months ended June 30, 2020, our selling, general and administrative expenses increased $17.0 million compared to the three months ended June 30, 2019. For the six months ended June 30, 2020, our selling, general and administrative expenses increased $31.9 million compared to the six months ended June 30, 2019. The increases in expenses for the three and six months ended June 30, 2020 compared to the three and six months ended June 30, 2019 are due to increased commercialization activities, including the build out of our salesforce and commercial infrastructure to support the launch of TAZVERIK in the ES indication, and an expansion of our infrastructure to support the commercial launch in FL, and increased personnel related expenses.

We expect that selling, general and administrative expenses will increase during the remainder of 2020, as we continue to increase our commercial activities for tazemetostat.

Other Income, Net

The following is a comparison of other (expense) income, net for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019	Change	2020	2019	Change
	(In thousands)			(In thousands)
Other income, net
Interest income	$756	$2,254	$(1,498)	$2,246	$3,913	$(1,667)
Interest expense	(1,325)	(1)	(1,324)	(2,059)	(2)	(2,057)
Other expense, net	(15)	(13)	(2)	(64)	(19)	(45)
Non-cash interest expense related to sale of future royalties	(301)	—	(301)	(596)	—	(596)
Other (expense) income, net	$(885)	$2,240	$(3,125)	$(473)	$3,892	$(4,365)

Other income, net consists of interest income earned on our cash equivalents and marketable securities, net of imputed interest expense paid under our capital lease obligation. The decrease in other income for the three months ended June 30, 2020 is principally due to an increase in interest expense of $1.3 million incurred in connection with our long-term debt obligations, non-cash interest expense related to the sale of future royalties of $0.3 million, and a decrease in net interest income of $1.5 million during the three months ended June 30, 2020 compared to the three months ended June 30, 2019. The decrease in other income for the six months ended June 30, 2020 is principally due to an increase in interest expense of $2.1 million incurred in connection with our long-term debt obligations, non-cash interest expense related to the sale of future royalties of $0.6 million, and a decrease in net interest income of $1.7 million during the six months ended June 30, 2020 compared to the six months ended June 30, 2019.

Income Tax Expense

We did not record a federal or state income tax provision or benefit for the three and six months ended June 30, 2020 and 2019 due to the expected and known loss before income taxes to be incurred, or incurred, as applicable, for the years ended December 31, 2020 and 2019, as well as our continued maintenance of a full valuation allowance against our net deferred tax assets, with the exception of the deferred tax asset related to alternative minimum tax credit.

Liquidity and Capital Resources

Through June 30, 2020, in addition to revenues from product sales, we have raised an aggregate of $1,376.9 million to fund our operations. This includes $243.3 million of non-equity funding through our collaboration agreements, $218.1 million of funding received through agreements with RPI and the Lenders, $839.5 million was from the sale of common stock and series A convertible preferred stock in our public offerings and $76.0 million was from the sale of redeemable convertible preferred stock in private financings prior to our initial public offering in May 2013. As of June 30, 2020, we had $322.1 million in cash, cash equivalents and marketable securities.

In November 2019, we raised approximately $123.1 million in net proceeds from the sale to RPI of 6,666,667 shares of our common stock, the Warrant and the Japan Royalty for, as well as from proceeds of the Tranche A Loan borrowings under the Loan Agreement. On February 11, 2020, we sold 2,500,000 shares of common stock to RPI for an aggregate of $50.0 million in proceeds at a sale price of $20.00 per share of common stock pursuant to the Put Option. On March 27, 2020, we received proceeds of the Tranche B Loan borrowings of $25.0 million under the Loan Agreement. On June 30, 2020, we received proceeds of the Tranche C Loan borrowings of $20.0 million under the Loan Agreement.

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

Funding Requirements

Our primary uses of capital are clinical trial costs, third-party research and development services, expenses related to commercialization, compensation and related expenses, laboratory and related supplies, our potential future milestone payment obligations to Roche Sequencing under the amended Roche Sequencing companion diagnostics agreement, legal and other regulatory expenses and general overhead costs.

Because the continued approval of TAZVERIK both in the ES indication and in the FL indications is contingent upon verification and description of clinical benefit in confirmatory trials and, because we are developing tazemetostat for other indications and because our product candidates are in various stages of development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of TAZVERIK, for all indications we are exploring or plan to explore, or our product candidates or whether, or when, we may achieve profitability. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity or debt financings and collaboration arrangements. Except for any obligations of our collaborators to make license, milestone or royalty payments under our agreements with them, and remaining amounts available to us under the Loan Agreement with the Lenders, which are subject to certain conditions, we do not have any committed external sources of liquidity. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interest of our stockholders may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise any additional funds that may be needed through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Outlook

Based on our current operating plan, we expect that our existing cash, cash equivalents and marketable securities as of June 30, 2020, together with the cash we expect to generate from product sales, will be sufficient to fund our planned operating expenses and capital expenditure requirements and pay our debt service obligations as they become due into 2022, without giving effect to any potential option exercise fees or milestone payments we may receive under our collaboration agreements. We have based this estimate on assumptions that may prove to be wrong, such as the revenue that we expect to generate from the sale of our products, and particularly as the process of testing drug candidates in clinical trials is costly and the timing of progress in these trials is uncertain. As a result, we could use our capital resources sooner than we expect.

Cash Flows

The following is a summary of cash flows for the three months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019	Change
	(In millions)
Net cash (used in) operating activities	$(110.7)	$(73.5)	$(37.2)
Net cash provided by (used in) investing activities	(12.8)	(129.5)	116.7
Net cash provided by financing activities	101.2	162.3	(61.1)

Net Cash Used in Operating Activities

Net cash used in operating activities during the six months ended June 30, 2020 primarily relates to our net loss of $109.4 million and changes in working capital of $17.9 million, partially offset by net depreciation and amortization of $1.2 million, non-cash stock-based compensation of $14.8 million, and non-cash interest expense associated with the sale of future royalties of $0.6 million.

Net cash used in operating activities for the six months ended June 30, 2019 primarily relates to our net loss of $77.8 million, changes in working capital of $2.3 million and net depreciation and amortization of $1.3 million, partially offset by non-cash stock-based compensation of $7.9 million.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities during the six months ended June 30, 2020 reflects maturities of available-for-sale securities of $131.6 million, offset by $94.1 million of purchases of available-for-sale securities, a $25.0 million milestone payment under the Eisai collaboration agreement upon regulatory approval of tazemetostat for ES, a $25.0 million milestone payment under the Eisai collaboration agreement upon regulatory approval of tazemetostat for FL, and $0.3 million of purchases of property and equipment.

Net cash used in investing activities during the six months ended June 30, 2019 reflects $297.9 million of purchases of available-for-sale securities and $0.2 million of purchases of property and equipment, offset by maturities of available-for-sale securities of $168.5 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $101.2 million during the six months ended June 30, 2020 primarily reflects cash received from the sale of common stock of $50.0 million in connection with our exercise of our Put Option to sell shares of our common stock to Royalty Pharma, net cash received during the period from Tranche B Loan borrowings of $25.0 million under the Loan Agreement, net cash received during the period from Tranche C Loan borrowings of $20.0 million under the Loan Agreement, stock option exercises of $5.8 million, and the purchases of shares under our employee stock purchase plan of $0.6 million, partially offset by payments of debt issuance costs of $0.1 million and offering costs of $0.1 million.

Net cash provided by financing activities of $162.3 million during the six months ended June 30, 2019 primarily reflects cash received from the sale of common and preferred stock of $160.4 million, stock option exercises of $1.8 million, and the purchases of shares under our employee stock purchase plan of $0.4 million, partially offset by payments of public offering costs of $0.3 million.

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

Except as described below with respect to revenue recognition for product revenue, during the six months ended June 30, 2020, there have been no material changes with respect to our critical accounting policies disclosed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2019.

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

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2020, we had cash and cash equivalents and marketable securities of $322.1 million consisting of money market funds, corporate bonds, commercial paper and government-related obligations. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. We estimate that a hypothetical 100-basis point change in market interest rates would impact the fair value of our investment portfolio as of June 30, 2020 by $0.2 million.

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

Our management, under the supervision and with the participation of the principal executive officer (our Chief Executive Officer) and the principal financial officer (our Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, the impact of the COVID-19 pandemic may also exacerbate other risks discussed in this Quarterly Report on Form 10-Q, any of which could have a material effect on us. This situation is changing rapidly and additional impacts may arise.

Risks Related to Product Development and Commercialization

We are dependent on the successful development and commercialization of tazemetostat. If we are unable to develop and obtain marketing approval of tazemetostat for additional indications, either alone or through a collaboration, or if we experience significant delays in doing so, or we are unable to successfully commercialize tazemetostat, our business could be harmed.

Our EZH2 inhibitor, TAZVERIK®, is approved in the United States for the treatment of epithelioid sarcoma, or ES, and for follicular lymphoma, or FL. We have no other products approved for sale. We are investing a significant portion of our efforts and financial resources to fund the development and commercialization of tazemetostat. In January 2020, the U.S. Food and Drug Administration, or FDA, granted accelerated approval of TAZVERIK for the treatment of adults and pediatric patients aged 16 years and older with metastatic or locally advanced epithelioid sarcoma not eligible for complete resection.

In June 2020, the FDA granted accelerated approval of TAZVERIK for the following FL indications: (1) adult patients with relapsed or refractory FL whose tumors are positive for an EZH2 mutation as detected by an FDA-approved test and who have received at least two prior systemic therapies, and (2) adult patients with relapsed or refractory FL who have no satisfactory alternative treatment options.

In connection with the accelerated approval of our ES new drug application, or NDA and our FL supplemental NDA, or sNDA, continued approval is contingent upon verification and description of clinical benefit in a confirmatory program in each indication. We are conducting Phase 1b/3 trials to assess TAZVERIK in combination with doxorubicin compared with doxorubicin plus placebo as a front-line treatment for ES and to evaluate the combination of TAZVERIK with “R2” (Revlimid® plus rituximab), an approved chemotherapy-free treatment regimen, for FL patients in the second-line or later treatment setting. These trials are expensive and time-consuming and may not confirm such benefit and subject the NDAs to withdrawal. If a confirmatory program does not verify clinical benefit for an indication, we may have to withdraw our accelerated approval for that indication. If any of these outcomes occurs, either to TAZVERIK or to any future product candidate for which we may seek marketing approval, we may be forced to abandon our development efforts for tazemetostat or such future product candidates, which could significantly harm our business.

We and our collaborators are conducting clinical trials of tazemetostat in other indications and in combination with other products. All of our other product candidates are still in preclinical development. As a result, our prospects are substantially dependent on our ability, or the ability of any future collaborator, to successfully commercialize tazemetostat for ES and FL and to develop, obtain marketing approval for and successfully commercialize tazemetostat in one or more additional disease indications.

The success of tazemetostat will depend on several factors, including the following:

•	successful launch of commercial sales of TAZVERIK for ES and FL in the approved indications, whether alone or in collaboration with other products;
•	successful confirmatory trials of TAZVERIK in the approved indications that are satisfactory to the FDA and maintaining continued acceptable safety profiles of the products following approval;
•	timely receipt of marketing approval from the European Medicines Agency, or EMA;
•	the extent of any required post-marketing approval commitments to applicable regulatory authorities;
•	successful enrollment in and completion of clinical trials for the treatment of additional indications;

•

safety, tolerability and efficacy profiles that are satisfactory to the FDA, the EMA, or any comparable foreign regulatory authority for marketing approval for additional indications and maintaining a continued acceptable safety profile following approval;

•	acceptance of the products, if and when approved, by patients, the medical community and third-party payors;
•	effectively competing with other therapies;
•	obtaining and maintaining healthcare coverage and adequate reimbursement;
•	making arrangements with third-party manufacturers for, or establishing, clinical and commercial manufacturing capabilities;
•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our products and product candidates; and
•	protecting our rights in our intellectual property portfolio.

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

The COVID-19 pandemic, which began in late 2019 and has spread worldwide, is causing many governments to implement measures to slow the spread of the outbreak through quarantines, travel restrictions, heightened border scrutiny, and other measures. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; unemployment has increased; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. The future progression of the outbreak and its effects on our business and operations are uncertain.

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

We have restricted access to our offices and requested that non-essential personnel continue to work remotely, while we slowly implement procedures to enable a gradual return to work in accordance with government guidelines, beginning with a subset of our laboratory employees. Our increased reliance on personnel working from home may negatively impact productivity, or disrupt, delay, or otherwise adversely impact our business. In addition, this could increase our cyber security risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with local and federal regulators, ethics committees, manufacturing sites, research or clinical trial sites and other important agencies and contractors, including our CROs and CMOs.

For instance, our employees and CROs conducting research and development activities continue to have limited access to our laboratories as a result of the restrictions of access to our offices. As a result, this could delay timely completion of preclinical activities and initiation of additional clinical trials for other of our development programs.

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

If we are unable to establish and maintain effective sales, marketing and distribution capabilities, we may not be successful in commercializing tazemetostat or any other product candidates that we develop if and when the product candidate is approved.

To achieve commercial success for any product for which we have obtained marketing approval, we will need to establish and maintain an effective sales and marketing organization.

We have recently established, and plan to continue to build, the infrastructure necessary to support the successful commercial launch and marketing of tazemetostat and other product candidates that may receive marketing approval There are risks involved with establishing our own sales, marketing and distribution capabilities. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. These efforts may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

If we are unable to effectively establish and maintain our own sales, marketing and distribution capabilities and as a result we determine to enter into arrangements with third parties to perform these services, our product revenues and our profitability, if any, are likely to be lower than if we were to market, sell and distribute any products that we develop ourselves. In addition, we may determine to seek to enter into arrangements with third parties to perform these services in certain geographies outside the United States or for additional indications. However, we may not be successful in entering into arrangements with third parties to sell, market and distribute our products or product candidates or may be unable to do so on terms that are acceptable to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we do not establish sales, marketing and distribution capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our products or product candidates.

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

In the relapsed and refractory FL patient setting, both current and near-term competition exists. Current competition includes CD20 combinations along with multiple Pi3K inhibitors. Near-term competition includes a number of companies currently evaluating investigational agents with varying mechanisms of action, some of which have recently been granted special designations from the FDA. In the ES patient setting, competition includes several clinical trials run by competitors that recruit patients with soft tissue sarcoma, which is inclusive of ES.

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

We are conducting multiple clinical trials of tazemetostat. In addition, Glaxo Group Limited (an affiliate of GlaxoSmithKline plc), or GSK, has initiated a Phase 2 expansion clinical trial for GSK3326595, a PRMT5 inhibitor, and has initiated patient dosing in a Phase 1 clinical trial of GSK3368715, a PRMT1 inhibitor. The risk of failure is high. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development, manufacture, and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans.

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

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside of the United States. In particular, because certain of our product candidates may be focused on specific patient populations, our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate. If the COVID-19 pandemic continues, patient recruitment and enrollment in our clinical trials may be adversely affected, delayed or interrupted.  Patients may choose to withdraw from our studies or we may choose to or be required to pause enrollment and or patient dosing in our ongoing clinical trials in order to preserve health resources and protect trial participants. It is unknown how long these pauses or disruptions could continue. In addition, some of our competitors have ongoing clinical trials, and may in the future initiate new clinical trials, for product candidates being developed for the same diseases or indications as our products candidates or that may treat the broader patient populations within which our product candidates are being developed for the treatment of a subset of identifiable patients with cancer and other diseases, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. For instance, our ongoing clinical trials of tazemetostat in adult and pediatric patients with INI1-negative tumors are targeting rare patient populations.

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

We may develop, or we may work with collaborators, to develop diagnostics for our therapeutic product candidates to identify patients for our clinical trials who have the specific cancers that we are seeking to treat as appropriate and when existing, available technology may not be sufficient to identify those patients. We do not have experience or capabilities in developing or commercializing diagnostics and plan to rely in large part on third parties to perform these functions. For example, we have entered into an agreement with Roche Sequencing to develop and commercialize a diagnostic for use with tazemetostat for non-Hodgkin lymphoma, or NHL, patients with EZH2 activating mutations. Companion or complementary diagnostics are subject to regulation by the FDA and similar regulatory authorities outside of the United States as medical devices and require separate regulatory approval prior to commercialization. If any third parties that we engage to assist us are unable to successfully develop companion or complementary diagnostics that are needed for our therapeutic product candidates, or experience delays in doing so:

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

We face an inherent risk of product liability exposure related to the testing of tazemetostat and any other product candidates that we develop in human clinical trials and will face an even greater risk as we commercially market and sell TAZVERIK and any other products that we may develop. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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

Since inception, we have incurred significant operating losses. Our net loss was $109.4 million for the six months ended June 30, 2020, $170.3 million for the year ended December 31, 2019, $123.6 million for the year ended December 31, 2018, and $134.3 million for the year ended December 31, 2017. As of June 30, 2020, we had an accumulated deficit of $866.4 million. We have financed our operations primarily through our collaborations, our public offerings, private placements of our common and preferred stock, our loan facility with BioPharma Credit Investments V (Master) LP, BPCR Limited Partnership and BioPharma Credit PLC, and other funding transactions. Our total revenue consists of both product and collaboration revenue. We have devoted substantially all of our financial resources and efforts to research and development, including clinical and preclinical studies. We are still in the early to middle stages of development of our product candidates. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year.

We anticipate that we will continue to incur significant expenses in connection with commercializing our products, seeking marketing approval for product candidates, building our commercial organization, conducting clinical trials of tazemetostat and manufacturing products. We anticipate that these expenses will continue to increase over the next several years if and as we:

•	continue to establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize TAZVERIK and any other product candidate that is approved;
•	grow our medical affairs organization to provide medical support for tazemetostat and any other product candidate that is approved;
•	conduct our Phase 1b/3 confirmatory trials in ES and FL;
•	design and conduct new and ongoing monotherapy and combination trials of tazemetostat in FL;
•	conduct clinical trials or support investigator-sponsored trials to evaluate tazemetostat as a monotherapy or in combinations in additional indications;
•	pay any milestone payments provided for and achieved under the amended and restated collaboration and license agreement with Eisai Co Ltd, or Eisai;
•	pay interest and principal associated with our loan agreement with BioPharma Credit Investments V (Master) LP, BPCR Limited Partnership and BioPharma Credit PLC, or the Loan Agreement;
•	assess potential development candidates in our G9a program;
•	conduct research and development under our collaboration and license agreement with Boehringer Ingelheim International GmbH;
•	continue the research and development of our other product candidates;
•	seek to discover and develop additional product candidates or to expand our product candidates into additional lines of treatment;
•	prepare NDA submissions as we seek regulatory approvals for any product candidates that successfully complete clinical trials;
•	maintain, expand and protect our intellectual property portfolio;
•	hire additional clinical, quality control, manufacturing and scientific personnel; and
•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts.

To become and remain profitable, we must generate significant revenue. The ability to generate this revenue requires us to successfully commercialize TAZVERIK, which requires us to be effective in a range of challenging activities, including obtaining marketing approval for TAZVERIK from the FDA for indications in addition to ES and FL. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. Because of the numerous risks and uncertainties, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability.

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

Based on our current operating plan, we expect that our existing cash, cash equivalents and marketable securities and anticipated revenues will be sufficient to fund our planned operating expenses and capital expenditure requirements and debt service obligations as they become due into 2022, without giving effect to milestone payments we may receive under our collaboration agreements. We have based these expectations on assumptions that may prove to be wrong, such as the revenue that we expect to generate from the sale of our products, and we could use our capital resources sooner than we expect. Our future capital requirements will depend on many factors, including the following, as well as the uncertain impact of the COVID-19 pandemic on these factors:

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

In November 2019, we entered into the Loan Agreement with BioPharma Credit Investments V (Master) LP and BioPharma Credit PLC, or the Collateral Agent, and together with BioPharma Credit Investments V (Master) LP, the Lenders, providing for up to $70.0 million in secured term loans to be advanced in up to three tranches, or the Loan Agreement, of which $25.0 million was drawn by us in November 2019, $25.0 million was drawn by us in March 2020, and $20.0 million was drawn by us in June 2020. The maturity date of the Loan Agreement is November 18, 2024, unless terminated earlier.

Subject to customary exceptions and exclusions, all obligations under the Loan Agreement are secured pursuant to the terms of the Loan Agreement, a guaranty and security agreement between us, certain of our subsidiaries, and the Collateral Agent, or the Pledge Agreement, and intellectual property and security agreements between us and Collateral Agent, or the IP Security Agreements, each dated November 18, 2019. Under the Loan Agreement, the Pledge Agreement, and the IP Security Agreements, we provided to the Lenders (i) a perfected, first-priority security interest in all of our personal property and (ii) a perfected, first-priority security interest in substantially all of our intellectual property related to tazemetostat.

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

Our resources for drug development are limited and we are actively building our sales, marketing, medical affairs and supply chain infrastructure. Accordingly, we have entered into therapeutic collaborations with other companies that we believe can provide such capabilities, including our collaboration and license agreements with Celgene, GSK, and Boehringer Ingelheim. We also rely on Genentech to manage our combination trial of tazemetostat and atezolizumab in relapsed or refractory DLBCL. With our reacquisition of tazemetostat rights under our amended and restated collaboration and license agreement with Eisai, we do not have access to Eisai’s capabilities for tazemetostat except regarding Japan. Our collaborations have provided us with important funding for our development programs and product platform and we expect to receive additional funding under these collaborations in the future. Our existing therapeutic collaborations, and any future collaborations we enter into, may pose a number of risks, including the following:

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

We do not plan to develop diagnostics internally and, as a result, we are dependent on the efforts of our third-party collaborators to successfully commercialize diagnostics when existing, available technology may not be sufficient to identify patients for treatment with our therapeutic product candidates. For example, Roche Sequencing has developed a companion or complementary diagnostic for detecting activating mutations in EZH2 in the tazemetostat NHL program. Our collaborators:

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

In the United States, the patent term of a patent that covers an FDA-approved drug may also be eligible for patent term extension, which permits patent term restoration as compensation for the patent term lost during the FDA regulatory review process. The Hatch-Waxman Act permits a patent term extension of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. Patent extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended. Similar provisions are available in Europe and other non-United States jurisdictions to extend the term of a patent that covers an approved drug. We have applied for patent term extension on a patent that covers the TAZVERIK drug substance based on the regulatory review of TAZVERIK for the treatment of adult and pediatric patients aged 16 years and older with metastatic or locally advanced ES not eligible for complete resection. In the future, if and when any additional product candidates receive FDA approval, we expect to apply for patent term extensions on patents covering those product candidates. We intend to seek patent term extensions for any of our issued patents in any jurisdiction where they are available, however there is no guarantee that the applicable authorities will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions.

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

In December 2019 we submitted an NDA to the FDA for TAZVERIK for the treatment of relapsed and refractory FL in patients who have received at least two prior systemic therapies. In February 2020, the NDA was accepted for filing by the FDA. In June 2020, the FDA granted accelerated approval of TAZVERIK for the treatment of adult patients with relapsed or refractory FL whose tumors are positive for an EZH2 mutation as detected by an FDA-approved test and who have received at least two prior systemic therapies, and for the treatment of adult patients with relapsed or refractory FL who have no satisfactory alternative treatment options.

Failure to obtain marketing approval for tazemetostat for any other indication or of any other product candidate will prevent us from commercializing the product candidate. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and rely on third-party clinical research organizations to assist us in this process.

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

The process of obtaining marketing approvals, both in the United States and abroad, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional preclinical, clinical or other studies, or additional manufacturing data. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate on an accelerated basis or at all. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

We received accelerated approval of TAZVERIK in patients with ES and in patients with relapsed or refractory FL. In order to obtain accelerated approval for future indications in tazemetostat or any other product candidate, we must demonstrate that our product candidate provides meaningful therapeutic benefit over existing treatments. In addition, as a condition of accelerated approval of TAZVERIK in ES and FL, continued approval for these indications is contingent upon verification and description of clinical benefit in post-marketing confirmatory trials to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit, and if the studies are unsuccessful for a given indication, TAZVERIK in ES or FL may be subject to withdrawal procedures.

Additionally, the FDA and comparable foreign regulatory agencies may have slower response times or be under-resourced to continue to monitor our future applications for accelerated approval or our ongoing clinical trials due to the COVID-19 pandemic and, as a result, review, inspection, and other timelines may be materially delayed. It is unknown how long these disruptions could continue, were they to occur. Any elongation or de-prioritization of our clinical trials or delay in regulatory review resulting from such disruptions could materially affect the development and study of our product candidates.

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

On August 18, 2017, Congress passed the FDA Reauthorization Act of 2017, or FDARA. FDARA, among other things, codified the FDA’s pre-existing regulatory interpretation, to require that a drug sponsor demonstrate the clinical superiority of an orphan drug that is otherwise the same as a previously approved drug for the same rare disease in order to receive orphan drug exclusivity. The new legislation reverses prior precedent holding that the Orphan Drug Act unambiguously requires that the FDA recognize the orphan exclusivity period regardless of a showing of clinical superiority. The FDA may further reevaluate the Orphan Drug Act and its regulations and policies. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted. In addition, FDARA amended section 505B “Research into pediatric uses for drugs and biological products” of the Federal Food, Drug and Cosmetic Act (21USC 355c). Previously, drugs that had been granted orphan drug designation were exempt from the requirements of the Pediatric Research Equity Act. Under the amended section 505B, beginning on August 18, 2020, the submission of a pediatric assessment, waiver or deferral will be required for certain molecularly targeted cancer indications with the submission of an NDA application or supplement to an NDA application. Under FDARA, products with orphan drug designation that fall under this category will no longer be exempt from the pediatric research requirement. In December 2019, the FDA issued draft guidance interpreting and implementing these provisions. FL qualifies for an automatic full pediatric waiver by the FDA because it rarely or never occurs in pediatric patients. However, our other indications in development or future product candidates may require a pediatric assessment, which could result in delays in obtaining orphan drug exclusivity and increased costs and delays in obtaining regulatory approval.

A Fast Track designation by the FDA, such as the Fast Track designation we received for tazemetostat, may not lead to a faster development or regulatory review or approval process.

We have announced that we have received Fast Track designation from the FDA for tazemetostat for patients with relapsed or refractory FL, relapsed or refractory DLBCL with EZH2 activating mutations, and metastatic or locally advanced ES who have progressed on or following an anthracycline-based treatment regimen. We intend to seek Fast Track designation for tazemetostat for other indications and for our other product candidates as appropriate. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA Fast Track designation. Drugs that have received Fast Track designation from the FDA are eligible for expedited development and priority review, and the opportunity for a rolling review, under certain circumstances. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure that the FDA would decide to grant it. Even if we do receive Fast Track designation, as we have for tazemetostat, we may not experience a faster development process, review or approval compared to conventional FDA procedures. We or the FDA may withdraw Fast Track designation if either party believes that the designation is no longer supported by data from our clinical development program.

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

In order to market and sell TAZVERIK or any other product candidate that we may develop in the European Union, or EU, and many other foreign jurisdictions, we or our third-party collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside of the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside of the United States, a product must be approved for reimbursement before the product can be approved for sale in that country. We or our third-party collaborators may not obtain approvals from regulatory authorities outside of the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside of the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market.

Additionally, on June 23, 2016, the electorate in the United Kingdom, or UK, voted in favor of leaving the EU, commonly referred to as Brexit. Following protracted negotiations, the UK left the EU on January 31, 2020.  Under the withdrawal agreement, there is a transitional period until December 31, 2020 (extendable up to two years).  Discussions between the UK and the EU have so far mainly focused on finalizing withdrawal issues and transition agreements but have been extremely difficult to date. To date, only an outline of a trade agreement has been reached.  Much remains open but the Prime Minister has indicated that the UK will not seek to extend the transitional period beyond the end of 2020.  If no trade agreement has been reached before the end of the transitional period, there may be significant market and economic disruption.

Since the regulatory framework for pharmaceutical products in the UK covering quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from EU directives and regulations, Brexit could materially impact the future regulatory regime that applies to products and the approval of product candidates in the UK. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the UK and/or EU for our product candidates, which could significantly and materially harm our business.

If we are required by the FDA to obtain approval of a companion or complementary diagnostic in connection with approval of a candidate therapeutic product, and there are delays in obtaining FDA approval of a diagnostic device, we will not be able to commercialize the product candidate and our ability to generate revenue will be materially impaired.

According to FDA guidance, if the FDA determines that a companion diagnostic device is essential to the safe and effective use of a novel therapeutic product or indication, the FDA generally will not approve the therapeutic product or new therapeutic product indication if the companion or complementary diagnostic is not also approved or cleared for that indication. This is not the case for complementary diagnostics, which are not prerequisites for administration of a drug product. Under the Federal Food, Drug, and Cosmetic Act, companion or complementary diagnostics are regulated as medical devices, and the FDA has generally required companion or complementary diagnostics intended to select the patients who will respond to cancer treatment to obtain Premarket Approval, or a PMA, for the diagnostic. The PMA process, including the gathering of clinical, preclinical, and manufacturing data, and the submission to and review by the FDA, involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. A PMA is not guaranteed and may take considerable time, and the FDA may ultimately respond to a PMA submission with a “not approvable” determination based on deficiencies in the application and require additional clinical trial or other data that may be expensive and time-consuming to generate and that can substantially delay approval. As a result, if we are required by the FDA to obtain approval of a companion diagnostic for a candidate therapeutic product, and we do not obtain or there are delays in obtaining FDA approval of a diagnostic device, we may not be able to commercialize the product candidate on a timely basis or at all and our ability to generate revenue will be materially impaired.

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

The FDA may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product for any approved indication. The FDA and other agencies, including the Department of Justice, or the DOJ, closely regulate and monitor the post-approval marketing and promotion of drugs to ensure they are marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA and DOJ impose stringent restrictions on manufacturers’ communications regarding off-label use, and if we do not market our products for their approved indications, we may be subject to enforcement action for off-label marketing. Violations of the Federal Food, Drug, and Cosmetic Act and other statutes, including the False Claims Act, relating to the promotion and advertising of prescription drugs may lead to investigations and enforcement actions alleging violations of federal and state health care fraud and abuse laws, as well as state consumer protection laws.

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

We conduct a substantial portion of our clinical trials in the EU. Non-compliance with EU and UK requirements regarding safety monitoring or pharmacovigilance, and with requirements related to the development of products for the pediatric population, can also result in significant financial penalties.

Our relationships with healthcare providers and third-party payors are subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which, in the event of a violation, could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers and third-party payors play a primary role in the recommendation and prescription of TAZVERIK and will play a primary role in the recommendation and prescription of any future product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare providers and third-party payors may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

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

•

the federal False Claims Act imposes criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, false or fraudulent claims for payment by a federal healthcare program or making a false statement or record material to payment of a false claim or avoiding, decreasing or concealing an obligation to pay money to the federal government, with potential liability including mandatory treble damages and significant per-claim penalties, currently set at a minimum of $11,665 and a maximum of $23,331 per false claim;

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
•

analogous state laws and regulations, such as state anti-kickback and false claims laws and transparency statutes, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers.

Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures. Federal, state and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. For example, EU member states and other foreign jurisdictions, including Switzerland, have adopted data protection laws and regulations which impose significant compliance obligations. Moreover, the collection and use of personal health data in the EU is governed by the provisions of the EU General Data Protection Regulation, or the GDPR. The GDPR, which is wide-ranging in scope, imposes several requirements relating to the control over personal data by individuals to whom the personal data relates, the information provided to the individuals, the documentation we must maintain, the security and confidentiality of the personal data, data breach notification and the use of third-party processors in connection with the processing of personal data. The GDPR also imposes strict rules on the transfer of personal data out of the EU, provides an enforcement authority and authorizes the imposition of large penalties for noncompliance, including the potential for fines of up to €20 million or 4% of the annual global revenues of the non-compliant company, whichever is greater. The GDPR requirements apply not only to third-party transactions, but also to transfers of information between us and our subsidiaries, including employee information. The GDPR may increase our responsibility and potential liability in relation to personal data that we may process compared to prior EU law, including in clinical trials, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, which could divert management’s attention and increase our cost of doing business.

The provision of benefits or advantages to physicians to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order or use of medicinal products is also prohibited in the EU. The provision of benefits or advantages to physicians is governed by the national anti-bribery laws of EU Member States, and, in the UK, the U.K. Bribery Act 2010. Infringement of these laws could result in substantial fines and imprisonment.

Payments made to physicians in certain EU Member States must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization and/or the regulatory authorities of the individual EU Member States. These requirements are provided in the national laws, industry codes or professional codes of conduct applicable in the EU Member States. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

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

In order to comply with these laws, we have implemented a compliance program to actively identify, prevent and mitigate risk through the implementation of compliance policies and systems and by promoting a culture of compliance. Although we take our obligation to maintain our compliance with these various laws and regulations seriously and our compliance program is designed to prevent the violation of these laws and regulations, we cannot guarantee that our compliance program will be sufficient or effective, that we will be able to integrate the operations of acquired businesses into our compliance program on a timely basis, that our employees will comply with our policies and that our employees will notify us of any violation of our policies, that we will have the ability to take appropriate and timely corrective action in response to any such violation, or that we will make decisions and take actions that will necessarily limit or avoid liability for whistleblower claims that individuals, such as employees or former employees, may bring against us or that governmental authorities may prosecute against us based on information provided by individuals. If we are found to be in violation of any of the laws and regulations described above or other applicable federal, state and foreign healthcare laws, we may be subject to penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement, contractual damages, reputational harm, imprisonment, diminished profits and future earnings, exclusion from government healthcare reimbursement programs, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and/or the curtailment or restructuring of our operations, any of which could have a material adverse effect on our business, results of operations and growth prospects. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal, state and foreign healthcare laws is costly and time-consuming for our management.

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

Further, other legislative changes have been proposed and adopted since the PPACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. In January 2013, the American Taxpayer Relief Act of 2012 became law, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used. The CARES Act, which was signed into law on March 27, 2020 and designed to provide financial support and resources to individuals and businesses affected by the COVID-19 pandemic, suspended the 2% Medicare sequester from May 1, 2020 to December 31, 2020 and extended the sequester by one year, through 2030, in order to offset the added expense of the 2020 cancellation.

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

Since enactment of the PPACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, will become effective in 2019.  Additionally, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the PPACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminates the health insurer tax.  Further, the Bipartisan Budget Act of 2018, among other things, amended the PPACA, effective January 1, 2019, to increase from 50 percent to 70 percent the point-of-sale discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D and to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” The Congress may consider other legislation to replace elements of the PPACA during future Congressional session.

The Trump administration has also taken executive actions to undermine or delay implementation of the PPACA. Since January 2017, President Trump has signed two Executive Orders designed to delay the implementation of certain provisions of the PPACA or otherwise circumvent some of the requirements for health insurance mandated by the PPACA. One Executive Order directs federal agencies with authorities and responsibilities under the PPACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the PPACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. The second Executive Order terminates the cost-sharing subsidies that reimburse insurers under the PPACA. Several state Attorneys General filed suit to stop the Trump administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. In addition, Centers for Medicare & Medicaid Services, or CMS, has proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the PPACA for plans sold through such marketplaces. On November 30, 2018, CMS announced a proposed rule that would amend the Medicare Advantage and Medicare Part D prescription drug benefit regulations to reduce out of pocket costs for plan enrollees and allow Medicare plans to negotiate lower rates for certain drugs. Among other things, the proposed rule changes would allow Medicare Advantage plans to use preauthorization, or PA, and step therapy, or ST, for six protected classes of drugs; with certain exceptions, permit plans to implement PA and ST in Medicare Part B drugs; and change the definition of “negotiated prices” and definition of “price concession” in the regulations. It is unclear whether these proposed changes will be accepted, and if so, what effect such changes will have on our business. Further, on June 14, 2018, U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in PPACA risk corridor payments to third-party payors who argued were owed to them. On April 27, 2020, that decision was reversed by the U.S. Supreme Court.

In addition, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the PPACA is an essential and inseverable feature of the PPACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the PPACA are invalid as well. The Trump administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. The Trump Administration recently represented to the Court of Appeals considering this judgment that it does not oppose the lower court’s ruling.  On July 10, 2019, the Court of Appeals for the Fifth Circuit heard oral argument in this case.  On December 18, 2019, that court affirmed the lower court’s ruling that the individual mandate portion of the PPACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the PPACA. On January 21, 2020, the U.S. Supreme Court declined to review this decision on an expedited basis, but, on March 3, 2020, the Court agreed to hear the case.  Thereafter, the Trump Administration filed a brief in this case supporting the decision of the Court of Appeals. Litigation and legislation over the PPACA are likely to continue, with unpredictable and uncertain results.

Specifically, there have been several recent U.S. congressional inquiries and proposed federal and proposed and enacted state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. At the federal level, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. For example, the Trump Administration’s 2021 budget proposal includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients and increase patient access to lower cost of generic drugs and biosimilars. In addition, on December 23, 2019, the Trump Administration published a proposed rulemaking that, if finalized, would allow states or certain other non-federal government entities to submit importation program proposals to the FDA for review and approval. Applicants would be required to demonstrate their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers. At the same time, the FDA issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products).

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

In some countries, particularly the countries of the EU, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our ability to generate revenues and become profitable could be impaired, or our business could be harmed, possibly materially.

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

Our stock price has been and may in the future be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. From January 1, 2019 until July 30, 2020, the sale price of our common stock as reported on the Nasdaq Global Select Market ranged from a high of $27.82 to a low of $5.81. The market price for our common stock may be influenced by many factors, including:

•	the commercial success of TAZVERIK;
•	regulatory developments with respect to tazemetostat;
•	the success of competitive products or technologies;
•	results of clinical trials of our product candidates or those of our competitors;
•	regulatory or legal developments in the United States and other countries;
•	developments or disputes concerning patent applications, issued patents or other proprietary rights;
•	the recruitment or departure of key personnel;
•	the level of expenses related to any of our products, product candidates or clinical development programs;
•	the results of our efforts to discover, develop, acquire or in-license additional product candidates or products;
•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
•	variations in our financial results or the financial results of companies that are perceived to be similar to us;
•	changes in the structure of healthcare payment systems;
•	market conditions in the pharmaceutical and biotechnology sectors;
•	general economic, industry and market conditions;
•	disruptions in the financial markets caused by the COVID-19 pandemic; and
•	the other factors described in this Risk Factors section.

We have broad discretion over the use of our cash and cash equivalents and may not use them effectively.

Subject to certain restrictions in our Loan Agreement documents or in other third-party agreements we may enter into from time to time, our management has broad discretion to use our cash and cash equivalents to fund our operations and could spend these funds in ways that do not improve our results of operations or enhance the value of our common stock. The failure by our management to apply these funds effectively could result in financial losses that could have a material adverse effect on our business, cause the price of our common stock to decline, delay the development of our product candidates, or adversely impact the success of our commercialization efforts with respect to TAZVERIK. Pending their use to fund operations, we may invest our cash and cash equivalents in a manner that does not produce income or that loses value.

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

Item 6.	Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are as follows:

Exhibit Number	Description of the Exhibit

3.1	Restated Certificate of Incorporation of the Company, as amended (1)

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by Robert B. Bazemore, President and Chief Executive Officer of the Company, and Paolo Tombesi, Principal Financial Officer of the Company. (2)

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

(2)

This certification is being furnished solely to accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing of the registrant under the Securities Act of 1933, as amended, or Securities Exchange Act of 1934, as amended, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 4, 2020

EPIZYME, INC.

By:	/s/ Paolo Tombesi
Paolo Tombesi
Chief Financial Officer
(Principal Financial Officer)