Form 10-Q
period 2020-09-30
Epizyme, Inc.
filed 2020-11-06
CIK 1571498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The number of shares outstanding of the registrant’s common stock as of October 30, 2020: 101,581,358 shares.

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

Our management’s discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which have been prepared by us in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim periods and with Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. This discussion and analysis should be read in conjunction with these unaudited condensed consolidated financial statements and the notes thereto as well as in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, or our Annual Report. The three months ended September 30, 2020 and 2019 are referred to as the third quarter of 2020 and 2019, respectively.

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

EPIZYME, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except per share data)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$93,422	$139,482
Marketable securities	186,485	241,605
Accounts receivable, net	4,611	2,567
Inventory	8,157	—
Prepaid expenses and other current assets	18,510	15,523
Total current assets	311,185	399,177
Property and equipment, net	2,120	2,219
Operating lease assets	18,415	21,206
Intangible assets, net	48,041	—
Restricted cash and other assets	1,995	1,987
Total assets	$381,756	$424,589
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,370	$8,782
Accrued expenses	22,812	22,549
Current portion of operating lease obligation	4,575	3,039
Other current liabilities	23	16
Total current liabilities	34,780	34,386
Operating lease obligation, net of current portion	16,485	19,120
Deferred revenue, net of current portion	3,806	3,806
Long-term debt, net of debt discount	68,554	23,309
Other long-term liabilities	21	38
Liability related to sale of future royalties	13,701	12,793
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized; 338 shares and 350 shares issued and outstanding, respectively (equivalent to 3,378 shares and 3,500 shares of common stock, respectively, upon conversion at a 10:1 ratio)	36,127	37,432
Common stock, $0.0001 par value; 150,000 shares and 125,000 shares authorized, respectively; 101,576 shares and 97,783 shares issued and outstanding, respectively	10	10
Additional paid-in capital	1,130,632	1,050,695
Accumulated other comprehensive income	120	19
Accumulated deficit	(922,480)	(757,019)
Total stockholders’ equity	244,409	331,137
Total liabilities and stockholders’ equity	$381,756	$424,589

See notes to condensed consolidated financial statements.

EPIZYME, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(Amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Product revenue, net	$3,445	$—	$6,963	$—
Collaboration revenue	121	5,715	424	19,506
Total revenue	3,566	5,715	7,387	19,506
Operating expenses:
Cost of product revenue	1,608	—	3,244	—
Research and development	25,738	26,579	77,253	94,382
Selling, general and administrative	30,575	17,089	90,161	44,773
Total operating expenses	57,921	43,668	170,658	139,155
Operating loss	(54,355)	(37,953)	(163,271)	(119,649)
Other (expense) income, net:
Interest (expense) income, net	(1,364)	1,879	(1,177)	5,790
Other (expense), net	(42)	(15)	(105)	(34)
Non-cash interest expense related to sale of future royalties	(312)	—	(908)	—
Other (expense) income, net	(1,718)	1,864	(2,190)	5,756
Net loss	$(56,073)	$(36,089)	$(165,461)	$(113,893)
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale securities	(340)	(99)	101	203
Comprehensive loss	$(56,413)	$(36,188)	$(165,360)	$(113,690)
Reconciliation of net loss to net loss attributable to common stockholders:
Net loss	$(56,073)	$(36,089)	$(165,461)	$(113,893)
Accretion of convertible preferred stock	—	—	—	(2,940)
Net loss attributable to common stockholders	$(56,073)	$(36,089)	$(165,461)	$(116,833)
Net loss per share attributable to common stockholders:
Basic	$(0.55)	$(0.40)	$(1.64)	$(1.33)
Diluted	$(0.55)	$(0.40)	$(1.64)	$(1.33)
Weighted-average common shares outstanding used in net loss per share attributable to common stockholders:
Basic	101,512	91,044	100,747	88,145
Diluted	101,512	91,044	100,747	88,145

See notes to condensed consolidated financial statements.

EPIZYME, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(165,461)	$(113,893)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,674	626
Stock-based compensation	21,188	11,616
Amortization of discount on investments	(262)	(2,707)
Amortization of debt discount	260	—
Loss on disposal of property and equipment	19	—
Non-cash interest expense associated with the sale of future royalties	908	—
Changes in operating assets and liabilities:
Accounts receivable	(2,044)	8,067
Inventory	(8,157)	—
Prepaid expenses and other current assets	(2,987)	(3,914)
Accounts payable	(1,296)	573
Accrued expenses	263	(369)
Deferred revenue	7	(11,506)
Operating lease assets	2,791	1,916
Operating lease liabilities	(1,099)	(1,969)
Other assets and liabilities	(25)	(124)
Net cash used in operating activities	(153,221)	(111,684)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(156,938)	(343,173)
Maturities of available-for-sale securities	212,421	300,316
Purchase of intangible asset	(50,000)	—
Purchases of property and equipment	(594)	(423)
Net cash provided by (used in) investing activities	4,889	(43,280)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of commissions	—	122,992
Proceeds from issuance of preferred stock, net of commissions	—	37,433
Payment of offering costs	(79)	(284)
Proceeds from the issuance of debt	45,000	—
Payment of debt issuance costs	(93)	—
Proceeds from the issuance of common stock in connection with the exercise of the Put Option, net of financing costs	49,915	—
Proceeds from stock options exercised	6,275	1,922
Issuance of shares under employee stock purchase plan	1,254	740
Net cash provided by financing activities	102,272	162,803
Net (decrease) increase in cash, cash equivalents and restricted cash	(46,060)	7,839
Cash, cash equivalents and restricted cash, beginning of period	140,991	87,133
Cash, cash equivalents and restricted cash, end of period	$94,931	$94,972
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$—	$45
Interest paid	$3,635	$—
Property and equipment included in accounts payable or accruals	$42	$—

See notes to condensed consolidated financial statements

EPIZYME, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

(Amounts in thousands, except share amounts)

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2018	79,175,380	$8	—	$—	$819,779	$(586,724)	$(54)	$233,009
Issuance of common stock (net of commissions and offering costs of $284)	11,500,000	1	—	—	122,707	—	—	122,708
Issuance of series A convertible preferred stock, net of commissions and beneficial conversion charge	—	—	350,000	34,492	2,940	—	—	37,432
Accretion of series A convertible preferred stock	—	—	—	2,940	(2,940)	—	—	—
Exercise of stock options and vesting of restricted stock units	89,726	—	—	—	886	—	—	886
Stock-based compensation	—	—	—	—	3,211	—	—	3,211
Issuance of shares under employee stock purchase plan	37,972	—	—	—	360	—	—	360
Unrealized gain on available for sale securities	—	—	—	—	—	—	86	86
Net loss	—	—	—	—	—	(29,339)	—	(29,339)
Balance at March 31, 2019	90,803,078	$9	350,000	$37,432	$946,943	$(616,063)	$32	$368,353

Exercise of stock options and vesting of restricted stock units	208,749	—	—	—	853	—	—	853
Stock-based compensation	—	—	—	—	4,681	—	—	4,681
Issuance of shares of common stock in lieu of board fees	3,812	—	—	—	47	—	—	47
Unrealized gain on available for sale securities	—	—	—	—	—	—	216	216
Net loss	—	—	—	—	—	$(48,465)	—	(48,465)
Balance at June 30, 2019	91,015,639	$9	350,000	$37,432	$952,524	$(664,528)	$248	$325,685

Exercise of stock options and vesting of restricted stock units	15,196	—	—	—	183	—	—	183
Stock-based compensation	—	—	—	—	3,630	—	—	3,630
Issuance of shares under employee stock purchase plan	34,763	—	—	—	381	—	—	381
Issuance of shares of common stock in lieu of board fees	3,765	—	—	—	47	—	—	47
Unrealized loss on available for sale securities	—	—	—	—	—	—	(99)	(99)
Net loss	—	—	—	—	—	(36,089)	—	(36,089)
Balance at September 30, 2019	91,069,363	$9	350,000	$37,432	$956,765	$(700,617)	$149	$293,738

Balance at December 31, 2019	97,783,476	$10	350,000	37,432	$1,050,695	$(757,019)	$19	$331,137
Issuance of common stock in connection with the exercise of the Put Option (net of financing costs of $85)	2,500,000	—	—	—	49,915	—	—	49,915
Issuance of common stock in connection with the conversion of series A convertible preferred stock	122,000	—	(12,200)	(1,305)	1,305	—	—	—
Exercise of stock options and vesting of restricted stock units	579,919	—	—	—	3,140	—	—	3,140
Stock-based compensation	—	—	—	—	6,475	—	—	6,475
Issuance of shares under employee stock purchase plan	60,576	—	—	—	646	—	—	646
Issuance of shares of common stock in lieu of board fees	1,404	—	—	—	35	—	—	35
Unrealized loss on available for sale securities	—	—	—	—	—	—	(94)	(94)
Net loss	—	—	—	—	—	(50,937)	—	(50,937)
Balance at March 31, 2020	101,047,375	$10	337,800	$36,127	$1,112,211	$(807,956)	$(75)	$340,317

Exercise of stock options and vesting of restricted stock units	414,150	—	—	—	2,670	—	—	2,670
Stock-based compensation	—	—	—	—	8,257	—	—	8,257
Issuance of shares of common stock in lieu of board fees	2,229	—	—	—	35	—	—	35
Unrealized gain on available for sale securities	—	—	—	—	—	—	535	535
Net loss	—	—	—	—	—	(58,451)	—	(58,451)
Balance at June 30, 2020	101,463,754	$10	337,800	$36,127	$1,123,173	$(866,407)	$460	$293,363

Exercise of stock options and vesting of restricted stock units	55,417	—	—	—	465	—	—	465
Stock-based compensation	—	—	—	—	6,352	—	—	6,352
Issuance of shares under employee stock purchase plan	55,055	—	—	—	608	—	—	608
Issuance of shares of common stock in lieu of board fees	2,152	—	—	—	34	—	—	34
Unrealized loss on available for sale securities	—	—	—	—	—	—	(340)	(340)
Net loss	—	—	—	—	—	(56,073)	—	(56,073)
Balance at September 30, 2020	101,576,378	$10	337,800	$36,127	$1,130,632	$(922,480)	$120	$244,409

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

Through September 30, 2020, in addition to revenues from product sales, the Company has raised an aggregate of $1,377.3 million to fund its operations. This includes $243.7 million of non-equity funding through its collaboration agreements, $218.1 million of funding, consisting of $150.0 million in equity funding received through an agreement with RPI Finance Trust, or RPI, and $68.1 million in debt financing received through a loan agreement with BioPharma Credit Investments V (Master) LP and BPCR Limited Partnership (as transferee of BioPharma Credit Investments V (Master) LP’s interest as a lender), or the Lenders, $839.5 million from the sale of common stock and series A convertible preferred stock in the Company’s public offerings and $76.0 million from the sale of redeemable convertible preferred stock in private financings prior to the Company’s initial public offering in May 2013. As of September 30, 2020, the Company had $279.9 million in cash, cash equivalents and marketable securities.

In 2020, the Company’s EZH2 inhibitor, tazemetostat, was approved in the United States as TAZVERIK for the treatment of epithelioid sarcoma, or ES, and follicular lymphoma, or FL. Commercial sales of TAZVERIK for the treatment of ES commenced in the first quarter of 2020 and commercial sales of TAZVERIK for the treatment of two FL indications commenced near the end of the second quarter of 2020. The Company commenced active operations in early 2008. Since its inception, the Company has generated an accumulated deficit of $922.5 million through September 30, 2020 and will require substantial additional capital to fund its research, development, and commercialization efforts. The Company is subject to risks common to companies in the biotechnology industry, including, but not limited to, risks of failure of commercialization, clinical trials and preclinical studies, the need to obtain additional financing to fund the future development and commercialization of tazemetostat and the rest of its pipeline, the need to obtain marketing approval for its product candidates, the need to successfully commercialize and gain market acceptance of its product candidates, dependence on key personnel, protection of proprietary technology, compliance with government regulations, development by competitors of technological innovations and ability to transition from clinical-stage manufacturing to commercial-stage production of products.

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

The unaudited condensed consolidated financial statements include the accounts of Epizyme, Inc. and its wholly owned, controlled subsidiary, Epizyme Securities Corporation. All intercompany transactions and balances of subsidiaries have been eliminated in consolidation. In the opinion of management, the information furnished reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair presentation of the results for the reported interim periods. The Company considers events or transactions that occur after the balance sheet date but before the condensed consolidated financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The three months ended September 30, 2020 and 2019 are referred to as the third quarter of 2020 and 2019, respectively. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period.

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and nine months ended September 30, 2020 are consistent with those discussed in Note 2 to the consolidated financial statements in the Annual Report and are updated below as necessary.

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

The Company’s evaluation entails analyzing prospective operating budgets and forecasts for expectations of the Company’s cash needs, and comparing those needs to its available cash, cash equivalents and marketable securities. The analysis for the third quarter of 2020 included consideration of the Company’s current cash needs, including its research and development plans, commercialization activities associated with the ongoing launch of TAZVERIK in the ES and FL indications, and its existing debt service obligations. The Company also evaluated its forecasted product revenues from sales of TAZVERIK. Such estimates of future sales contain significant judgement as TAZVERIK was recently launched and there is little or no history with which to base such estimates. The Company expects its available cash, cash equivalents and marketable securities will be sufficient to fund current planned operations and capital expenditure requirements for at least the next twelve months from the filing date of this Quarterly Report on Form 10-Q with the SEC. As a result, the Company concluded that it did not identify conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these financial statements were issued. The Company’s current operating plan is based on assumptions that may prove to be wrong, and the Company could use its capital resources sooner than it expects.

Pending Accounting Pronouncements

In November 2018, the Financial Accounting Standards Board, or the FASB, issued ASU 2018-18, Collaborative Arrangements, or ASC 808, which clarifies certain transactions between collaborative arrangement participants should be accounted for as revenue when the collaborative arrangement participant is a customer in the context of a unit of account and precludes recognizing as revenue consideration received from a collaborative arrangement participant if the participant is not a customer. The ASU will be effective for the Company in the first quarter of fiscal 2021, with early adoption permitted. A retrospective adoption to the date the Company adopted ASC 606, Revenue from Contracts with Customers, is required by recognizing a cumulative-effect adjustment to the opening balance or retained earnings of the earliest period presented. The Company is currently evaluating the impact of the adoption of this standard on its financial statements.

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

Effective January 1, 2020, the Company adopted ASC 326 using the required modified retrospective approach and utilizing the effective date as its date of initial application, for which prior periods are presented in accordance with the guidance in ASC 326.

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

Intangible Assets, Net

Intangible assets consist of capitalized milestone payments made to third parties under an in-license of patent rights upon receiving regulatory approval of TAZVERIK. The finite lived intangible assets are being amortized on a straight-line basis over the expected time period the Company will benefit from the in-licensed rights, which is generally the patent life. Intangible assets are recorded at cost at the time of their acquisition and are stated in the Company’s condensed consolidated balance sheets net of accumulated amortization and impairments, if applicable. The amortization expense is recognized as cost of product revenue in the Company’s condensed consolidated statement of operations. During the first quarter of 2020 the Company paid a $25.0 million milestone payment under its agreement with Eisai, Co., Ltd., or Eisai, upon regulatory approval of tazemetostat for ES. During the second quarter of 2020 the Company paid a $25.0 million milestone payment under its agreement with Eisai upon regulatory approval of tazemetostat for FL. Both regulatory milestones have been capitalized as intangible assets.

The following table presents intangible assets as of September 30, 2020 (in thousands):

	September 30, 2020	Estimated useful life (years)
In-licensed rights	$50,000	12.2
Less: accumulated amortization	(1,959)
Total intangible asset, net	$48,041

The Company recorded approximately $1.0 million and $2.0 million in amortization expense related to intangible assets, using the straight-line methodology, during the three and nine months ended September 30, 2020, respectively. Estimated future amortization expense for intangible assets for the remainder of the year ended December 31, 2020 is $1.0 million and approximately $4.2 million per year thereafter.

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

Reserves for Variable Consideration

Revenues from product sales are recorded as product revenue at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established and which result from discounts, returns, chargebacks, rebates, co-pay assistance and other allowances that are offered within contracts between the Company and its customers, health care providers, payors and other indirect customers relating to the Company’s product sales. These reserves are based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if the amount is payable to the customer) or a current liability (if the amount is payable to a party other than a customer). Where appropriate, these estimates take into consideration a range of possible outcomes that are probability-weighted for relevant factors such as the Company’s historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which the Company is entitled based on the terms of the contract(s). The amount of variable consideration that is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

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

The following table summarizes activity in each of the above product revenue allowances and reserve categories for the nine months ended September 30, 2020:

	Chargebacks, Discounts, and	Government and Other
	Fees	Rebates	Returns	Total
	(In thousands)
Balance, January 1, 2020	$—	$—	$—	$—
Provision	565	695	41	1,301
Payments or credits	(341)	(323)	—	(664)
Balance, September 30, 2020	$224	$372	$41	$637

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of accounts receivable from customers and cash held at financial institutions. The Company believes that such customers and financial institutions are of high credit quality.

For the three and nine months ended September 30, 2020, net product revenue was primarily accounted from four individual customers. Revenue earned from each customer as a percentage of net product revenue is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Customer 1	42%	—	48%	—
Customer 2	10%	—	12%	—
Customer 3	18%	—	15%	—
Customer 4	23%	—	18%	—

There was no product revenue for the three and nine months ended September 30, 2019.

As of September 30, 2020, five individual customers were accounted for as a percentage of accounts receivable as follows:

	September 30, 2020	December 31, 2019
Customer 1	13%	—
Customer 2	34%	—
Customer 3	20%	—
Customer 4	10%	—
Customer 5	15%	—

No other customer accounted for more than 10 percent of net product revenue or accounts receivable.

4. Cash

A reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows, is as follows:

	As of September 30,
	2020	2019
	(In thousands)
Cash and cash equivalents	$93,422	$93,463
Restricted cash, as part of other assets	1,509	1,509
Total cash, cash equivalents, and restricted cash
shown in the condensed consolidated statements of cash flows	$94,931	$94,972

The $1.5 million in restricted cash as of both September 30, 2020 and September 30, 2019 is comprised of $0.5 million in a letter of credit as a security deposit for the Company’s office and laboratory lease at Technology Square in Cambridge, Massachusetts and $1.0 million in a letter of credit as a security deposit for the Company’s office lease at Hampshire Street in Cambridge, Massachusetts. The Company has recorded cash held to secure these letters of credit as restricted cash in restricted cash and other assets on the condensed consolidated balance sheet. The restricted cash is classified as non-current based on the related lease terms.

5. Marketable Securities

The following table summarizes the available-for-sale securities held at September 30, 2020 (in thousands):

Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$75,525	$31	$—	$75,556
Corporate notes	91,271	90	(2)	91,359
U.S. government agency securities and U.S. Treasuries	19,569	1	—	19,570
Total	$186,365	$122	$(2)	$186,485

The following table summarizes the available-for-sale securities held at December 31, 2019 (in thousands):

Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Commercial paper	$96,952	$27	$(16)	$96,963
Corporate notes	140,634	49	(41)	140,642
U.S. government agency securities and U.S. Treasuries	4,000	—	—	4,000
Total	$241,586	$76	$(57)	$241,605

Certain short-term debt securities with original maturities of less than 90 days are included in cash and cash equivalents within the consolidated balance sheets and are not included in the tables above.

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. At September 30, 2020, the balance in the Company’s accumulated other comprehensive loss was composed solely of activity related to the Company’s available-for-sale marketable securities. There were no realized gains or losses recognized on the sale or maturity of available-for-sale securities during the three and nine months ended September 30, 2020, and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive loss for the same period.

The aggregate fair value of available-for-sale securities held by the Company in an unrealized loss position for less than twelve months as of September 30, 2020 was $57.6 million, which consisted of 4 commercial paper securities, 3 corporate notes securities and 2 U.S. Treasury securities. The aggregate unrealized loss for those securities in an unrealized loss position for less than twelve months as of September 30, 2020 was less than $0.1 million.

The Company does not intend to sell and it is unlikely that the Company will be required to sell the above investments before recovery of their amortized cost bases, which may be maturity. The Company determined that there was no material change in the credit risk of any of its investments. As a result, the Company determined it did not hold any investments with any other-than-temporary impairment as of September 30, 2020. The weighted-average maturity of the Company’s portfolio was approximately four months at September 30, 2020.

6. Fair Value Measurements

The Company’s financial instruments as of September 30, 2020 and December 31, 2019 consisted primarily of cash and cash equivalents, marketable securities and accounts receivable and accounts payable. As of September 30, 2020 and December 31, 2019, the Company’s financial assets recognized at fair value consisted of the following:

	Fair Value as of September 30, 2020
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents	$85,186	$75,415	$9,771	$—
Marketable securities:
Commercial paper	75,556	—	75,556	—
Corporate notes	91,359	—	91,359	—
U.S. government agency securities and treasuries	19,570	—	19,570	—
Total	$271,671	$75,415	$196,256	$—

	Fair Value as of December 31, 2019
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents	$132,193	$124,419	$7,774	$—
Marketable securities:
Commercial paper	96,963	—	96,963	—
Corporate notes	140,642	—	140,642	—
U.S. government agency securities and treasuries	4,000	—	4,000	—
Total	$373,798	$124,419	$249,379	$—

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

7. Inventory

All of the Company’s inventories relate to the manufacturing of TAZVERIK. The following table sets forth the Company’s inventories as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
	(In thousands)
Raw materials	$794	$—
Work in process	6,830	—
Finished goods	533	—
Total	$8,157	$—

As of September 30, 2020 the Company has not capitalized inventory costs related to its other drug development programs.

8. Supplemental Balance Sheet Information

Accrued expenses consisted of the following:

	September 30, 2020	December 31, 2019
	(In thousands)
Employee compensation and benefits	$9,690	$7,844
Research and development expenses	7,914	9,706
Professional services and other	5,208	4,999
Accrued expenses	$22,812	$22,549

9. Income Taxes

The Company did not record a federal or state income tax provision or benefit for the three and nine months ended September 30, 2020 and 2019 due to the expected and known loss before income taxes to be incurred, or incurred, as applicable, for the years ended December 31, 2020 and 2019, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets, with the exception of the deferred tax asset related to alternative minimum tax credit.

10. Commitments and Contingencies

There have been no significant changes to the Company’s commitments and contingencies, other than the minimum lease payments as disclosed in Note 11, Leases, in the three and nine months ended September 30, 2020, as compared to those disclosed in Note 7, Commitments and Contingencies, included in its Annual Report.

11. Leases

The Company enters into lease arrangements for its facilities as well as certain equipment. A summary of the arrangements are as follows:

Operating Leases

The Company leases office and laboratory space at Technology Square in Cambridge, Massachusetts under a Lease Agreement, dated as of June 15, 2012, as amended, or the Technology Square Lease, with ARE-TECH Square, LLC, a Delaware limited liability company.

In May 2017, the Company exercised its option to extend the term of the Technology Square Lease to November 30, 2022. Under the Technology Square Lease as amended, the Company agreed to pay a monthly base rent of approximately $0.2 million for the period commencing December 1, 2017 through May 31, 2018, with an increase on June 1, 2018 of approximately $33,000 and annual increases of approximately $9,000 on December 1 of each subsequent year until the last increase, which will occur on December 1, 2021. Under the current terms of the Technology Square Lease, the Company does not have any further right to extend the term beyond November 30, 2022.

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

On August 16, 2019, the Company entered into a lease, or the Hampshire Street Lease, with BMR-Hampshire LLC, or BMR. The Hampshire Street Lease is for 33,525 rentable square feet of office space in Cambridge, Massachusetts. The Hampshire Street Lease commenced as of December 1, 2019. The Hampshire Street Lease has an initial term of seven years and four months from the commencement date and provides the Company with an option to extend the lease term for one additional five-year period. After a four-month period during which base rent was not payable, the Hampshire Street Lease provides for monthly rent payments starting at approximately $0.2 million and increasing 2.5% per year. In the event that the Company exercises its option to extend the lease term, the Hampshire Street Lease provides for monthly rent payments during the additional five-year period at the greater of the base rent rate at the end of the initial term or the then-current market rent.

The Company has a $1.0 million letter of credit in favor of BMR as a security deposit for the Hampshire Street Lease and has recorded cash held to secure this letter of credit as restricted cash and other assets on the consolidated balance sheet. In applying ASC 842, the Company determined the classification of the Hampshire Street Lease to be operating and recorded a lease liability and a right-of-use asset as of December 31, 2019.

The Company is required to pay certain variable costs to its landlords in addition to fixed rent. These costs include common area maintenance, real estate taxes, and parking and are included in lease expense.

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)
Lease cost
Operating lease cost	$1,554	$888	$4,660	$2,665
Variable lease cost	405	320	1,351	948
Total lease cost	$1,959	$1,208	$6,011	$3,613

Other information
Operating cash flows used for operating leases	$1,000	$907	$2,980	$2,719
Weighted average remaining lease term	4.9 years	3.1 years	4.9 years	3.1 years
Weighted average discount rate	9.73%	8.55%	9.73%	8.55%

Future minimum lease payments under the Company’s non-cancelable operating leases as of September 30, 2020, are as follows:

(In thousands)
2020	$1,607
2021	6,442
2022	6,262
2023	2,989
2024	3,059
Thereafter	6,716
Total lease payments	$27,075
Less: imputed interest	(6,015)
Total operating lease liabilities at September 30, 2020	$21,060

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

Agreement Structure

Under the agreement, the Company has received and recognized as collaboration revenue totaling $89.0 million, consisting of upfront payments, fixed research funding, research and development services and preclinical and research and development milestone payments. As of September 30, 2020, for the two remaining targets, the Company is eligible to receive up to $50.0 million in clinical development milestone payments, up to $197.0 million in regulatory milestone payments and up to $128.0 million in sales-based milestone payments. As a result of the termination of the agreement as it relates to the third target, the Company will receive no additional payments related to that target. In addition, GSK is required to pay the Company royalties, at percentages from the mid-single digits to the low double-digits, on a licensed product-by-licensed product basis, on worldwide net product sales, subject to reduction in specified circumstances. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, the Company may not receive any additional milestone payments or royalty payments from GSK. GSK became solely responsible for development and commercialization for each licensed target in the collaboration when the research term ended on January 8, 2015.

Collaboration Revenue

Through September 30, 2020, the Company has earned a total of $89.0 million in total collaboration revenue since inception of the GSK agreement, which the Company recognized as collaboration revenue in the condensed consolidated statements of operations and comprehensive loss. The Company did not recognize any collaboration revenue under the agreement in the three and nine months ended September 30, 2020 and September 30, 2019, respectively. Any future revenues pursuant to this arrangement will relate to milestone payments and royalties received under the agreement with respect to the two remaining targets. All remaining milestone payments as of September 30, 2020 have been deemed not probable and therefore have not been recognized as revenue.

Eisai

In April 2011, the Company entered into a collaboration and license agreement with Eisai, under which the Company granted Eisai an exclusive worldwide license to its small molecule HMT inhibitors directed to the EZH2 HMT, including the Company’s product candidate tazemetostat, while retaining an opt-in right to co-develop, co-commercialize and share profits with Eisai as to licensed products in the United States.

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

The Company recorded the reacquisition of worldwide rights, excluding Japan, to the EZH2 program, including tazemetostat, under the Eisai License Agreement, as an acquisition of an in-process research and development asset. As this asset was acquired without corresponding processes or activities that would constitute a business, had not achieved regulatory approval for marketing and, absent obtaining such approval, had no alternative future use, the Company recorded the $40.0 million upfront payment made to Eisai in March 2015 as research and development expense in the consolidated statements of operations and comprehensive loss. The Company also agreed to pay Eisai up to $20.0 million in clinical development milestone payments, including a $10.0 million milestone upon the earlier of initiation of a first phase 3 clinical trial of any EZH2 product or the first submission of a New Drug Application, or NDA, or Market Authorization Application, or MAA, and a $10.0 million milestone upon the earlier of initiation of a first phase 3 clinical trial of an EZH2 product or the first submission of an NDA or MAA for an indication different from the previous indication, up to $50.0 million in regulatory milestone payments, including a $25.0 million milestone payment upon regulatory approval of the first NDA or MAA, and a $25.0 million milestone payment upon regulatory approval of the next NDA or MAA of the different indication, and royalties at a percentage in the mid-teens on worldwide net sales of any EZH2 product, excluding net sales in Japan. The Company is eligible to receive from Eisai royalties at a percentage in the mid-teens on net sales of any EZH2 product in Japan.

In the second quarter of 2019, the Company submitted its first NDA to the FDA, for the treatment of patients with ES, triggering the payment of the first $10.0 million clinical development milestone to Eisai and the recording of this amount to research and development expense. The Company paid the $10.0 million clinical development milestone to Eisai in June 2019. In the fourth quarter of 2019, the Company submitted its second NDA to the FDA, for the treatment of patients with FL, triggering the payment of the second $10.0 million clinical development milestone to Eisai and the recording of this amount to research and development expense. The Company paid the $10.0 million clinical development milestone to Eisai in December 2019. In January 2020, the Company triggered the payment of the $25.0 million milestone payment upon regulatory approval of tazemetostat for ES, which was capitalized as an intangible asset on the Company’s condensed consolidated balance sheet as of September 30, 2020. In June 2020, the Company triggered the payment of the $25.0 million milestone payment upon regulatory approval of tazemetostat for FL, which was capitalized as an intangible asset on the Company’s condensed consolidated balance sheet as of September 30, 2020. During the three and nine months ended September 30, 2020, Eisai purchased drug product from the Company at cost to facilitate development within Japan under the Eisai License Agreement and the Company recognized approximately $3.7 million and $4.4 million, respectively, as a reduction to research and development expense. During the three and nine months ended September 30, 2019, Eisai purchased drug product from the Company at cost to facilitate development within Japan under the Eisai License Agreement and the Company recognized approximately $0.0 million and $2.3 million, respectively, as a reduction to research and development expense. During the three and nine months ended September 30, 2020, the Company recorded $0.5 million and $1.0 million, respectively, related to the worldwide royalty due under the Eisai License Agreement in cost of product revenue based on U.S. sales of TAZVERIK and as of September 30, 2020, $0.5 million in royalties were payable under the Eisai License Agreement. As of September 30, 2020 and December 31, 2019, the Company had accounts receivable of $1.7 million and $1.3 million, respectively, due from Eisai. For additional information regarding certain of the Eisai royalties, see Note 13, Sale of Future Royalties.

Roche

In December 2012, Eisai and the Company entered into a companion diagnostics agreement with Roche Molecular, under which Eisai and the Company engaged Roche Molecular to develop a companion diagnostic to identify patients who possess certain activating mutations of EZH2. In October 2013, this agreement was amended to include additional mutations in EZH2. The development costs due under the amended agreement with Roche Molecular were the responsibility of Eisai until the execution of the amended and restated collaboration and license agreement with Eisai in March 2015, at which time the Company assumed responsibility for the remaining development costs due under the agreement. In December 2015, the Company and Eisai entered into a second amendment to the companion diagnostics agreement with Roche Molecular. The agreement was further amended in March 2018. Under the amended agreement, the Company was responsible for remaining development costs of $10.4 million due under the agreement as of March 2018 and Eisai has agreed to reimburse the Company $0.9 million of this amount related to a regulatory milestone for Japan. In July 2019, the Company entered into a fourth amendment to the companion diagnostics agreement. Under the amended agreement, the Company and Roche Molecular agreed to divide a $1.0 million regulatory milestone for the United States into two separate milestone payments, of which $0.5 million was paid by the Company as part of the signed amendment, and the remaining $0.5 million was paid by the Company in December 2019 upon the satisfaction of certain conditions set forth in the fourth amendment to the companion diagnostics agreement. As part of this fourth amendment, Roche Molecular also assigned all of its rights and obligations under the companion diagnostics agreement to Roche Sequencing due to a reorganization at Roche group, and this assignment became effective as of January 1, 2020. As of September 30, 2020, the Company is responsible for the remaining development costs of $2.0 million due under the agreement. The $0.9 million that Eisai has agreed to reimburse the Company related to a regulatory milestone for Japan was achieved as of June 30, 2020 with payment expected to be received in the fourth quarter of 2020. The Company anticipates the next payment of $1.0 million for achievement of a development milestone will become due in the fourth quarter of 2020.

Under the agreement with Roche Sequencing, Roche Sequencing is obligated to use commercially reasonable efforts to develop and to make commercially available the companion diagnostic. Roche Sequencing has exclusive rights to commercialize the companion diagnostic. On June 18, 2020 the FDA approved the companion diagnostic that is intended to identify follicular lymphoma patients with an EZH2 mutation for treatment with tazemetostat.

The agreement with Roche Sequencing will expire when the Company and Eisai are no longer developing or commercializing tazemetostat. The Company and Eisai may terminate the agreement by giving Roche Sequencing 90 days’ written notice if they discontinue development and commercialization of tazemetostat or determine, in conjunction with Roche Sequencing, that the companion diagnostic is not needed for use with tazemetostat. Any party may also terminate the agreement in the event of a material breach by any other party, in the event of material changes in circumstances that are contrary to key assumptions specified in the agreement or in the event of specified bankruptcy or similar circumstances. Under specified termination circumstances, Roche Sequencing may become entitled to specified termination fees.

Boehringer Ingelheim

In November 2018, the Company entered into a collaboration and license agreement with Boehringer Ingelheim International GmbH (“Boehringer Ingelheim”) to discover, research, develop and commercialize small molecule compounds that are inhibitors of an undisclosed histone acetyltransferase, or HAT, target and an undisclosed helicase target, along with associated predictive biomarkers (the “Target Projects”). Under the terms of the agreement, the Company granted to Boehringer Ingelheim an exclusive, worldwide license to the undisclosed target inhibitors technology. The agreement also includes reciprocal licenses to utilize each other’s know-how, patents and technologies for activities under the agreement. Further, each party is granted the license to develop, manufacture, commercialize and otherwise exploit any compound or product that successfully achieves start of lead optimization (“SoLO”). The Company is also obligated to provide R&D services through SoLO approval for both Target Projects, and to serve on the Joint Steering Committee (“JSC”) throughout the term of the contract. The parties will jointly research and develop the shared helicase target program and will share commercialization activities within the United States. Boehringer Ingelheim will assume responsibility for commercialization outside of the United States.

Agreement Structure

Under the terms of the agreement, the Company received a $15.0 million upfront payment and $5.0 million in research funding for the costs to be incurred by the Company in connection with its research activities, payable quarterly in four equal installments during 2019. At its discretion, Boehringer Ingelheim had the option to extend the research period by up to one year, subject to the Company’s agreement to the specified research activities and additional research funding. During the third quarter of 2019, Boehringer Ingelheim’s option to extend the research period expired unexercised, and therefore the research period ended on December 31, 2019. In March 2020, the Company and Boehringer Ingelheim amended the agreement to extend the research period for the shared program targeting enzymes within helicase families with Boehringer Ingelheim providing research funding of $0.4 million. In September 2020, the Company and Boehringer Ingelheim further amended the agreement to extend the research period for the shared program targeting enzymes within helicase families with Boehringer Ingelheim to provide research funding of $0.1 million. The additional research activities are expected to be completed prior to the end of 2020. Additionally, in March 2020, the Company received notice of termination for the program targeting enzymes with HAT families, which program termination became effective in June 2020. With regards to the shared program targeting enzymes within helicase families, the Company is eligible to receive up to $30.0 million in clinical development milestone payments, up to $46.5 million in regulatory milestone payments and up to $26.0 million in sales-based milestone payments. In addition, Boehringer Ingelheim is required to pay the Company tiered royalties, on a product by product, and country by country basis, at percentages ranging from the mid-single digits to low-double digits on net product sales outside of the United States and the Company and Boehringer Ingelheim will share net profits in the United States.

Accounting Considerations of the Agreement

The Company assessed the arrangement in accordance with ASC 606 and concluded that the contract counterparty, Boehringer Ingelheim, is a customer based on the arrangement structure, through the satisfaction of each target’s performance obligations. The Company identified the following performance obligations under the arrangement:

•	the combination of the Epizyme license to the first undisclosed target inhibitor technology, associated research and development services through the research period; and

•	the combination of the Epizyme license to the second undisclosed target inhibitor technology, associated research and development services through the research period.

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

Under the agreement, the Company determined that the total transaction price at execution was $20.0 million, comprised of the following:

•	$15.0 million total upfront payment received under the agreement; and

•	$5.0 million research funding payment to be received in 2019.

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

The Company determined that a 50/50 allocation of transaction price between the two performance obligations is appropriate considering the following factors: (i) R&D components’ standalone selling price estimated using the cost plus margin approach; based on cost plus 10%; (ii) the license rights granted for each program (worldwide or ex-U.S. only) and their potential market opportunities; (iii) the total potential milestone payments for each program; and (iv) the expected revenue recognition pattern for each program, which is expected to be relatively consistent. Therefore, $10.0 million was allocated to the first undisclosed target license and associated research services and $10.0 million was allocated to the second undisclosed target license and associated research services and was recognized through December 31, 2019. The $5.5 million development milestone for selection of a lead optimization candidate for the shared program targeting enzymes within helicase families was allocated to the first undisclosed target license and associated research services and was recognized in the year ended December 31, 2019.

The variable consideration, the development milestones, will be allocated to each performance obligation as described in the contract. The milestone payments are defined by program and are directly attributable to distinct achievements in each program. The recognition of revenue for each milestone will be based on progress to date in satisfying the applicable performance obligation.

During the first and third quarters of 2020, the Company added $0.4 million and $0.1 million, respectively, in research funding for the shared program targeting enzymes within helicase families to the transaction price which will be recognized as the research performance obligation is performed prior to the end of 2020.

Collaboration Revenue

Through September 30, 2020, the Company has recognized $25.9 million in total collaboration revenue since the inception of this collaboration, including $0.1 million and $0.4 million, respectively, during the three and nine months ended September 30, 2020. During the three and nine months ended September 30, 2019, the Company recognized $5.7 million and $19.5 million, respectively, in collaboration revenue under its agreement with Boehringer Ingelheim.

As of September 30, 2020 and December 31, 2019, the Company did not have any deferred revenue related to this agreement. As of September 30, 2020 and December 31, 2019, the Company had accounts receivable of $0.0 million and $1.3 million, respectively.

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

Celgene (a subsidiary of Bristol-Myers Squibb Company)

In April 2012, the Company entered into a collaboration and license agreement with Celgene Corporation, or Celgene. On July 8, 2015, the Company entered into an amendment and restatement of the collaboration and license agreement with Celgene, or the Celgene Collaboration Agreement.

All performance obligations, except for the three material rights were substantially satisfied as of the adoption of ASC 606 and therefore all of the transaction price allocated to those performance obligations has been recognized as revenue under ASC 606. Through September 30, 2020, the Company has recognized revenue of $99.2 million under the agreement as collaboration revenue in the Company’s consolidated statements of operations and comprehensive loss and in accumulated deficit as a result of the cumulative-effect recognition upon adoption of ASC 606. The amounts received that have not yet been recognized as revenue, relate to the material rights, and are recorded in deferred revenue on the Company’s condensed consolidated balance sheet. Deferred revenue related to the agreement amounted to $3.8 million as of September 30, 2020, all of which is included in noncurrent liabilities. On November 3, 2020, the Company received a notice of termination of the Celgene Collaboration Agreement (See Note 18, Subsequent Events).

13. Sale of Future Royalties

On November 4, 2019, the Company entered into a loan agreement with BioPharma Credit PLC, or the Collateral Agent, and the Lenders, providing for up to $70.0 million in secured term loans to be advanced in up to three tranches, or the Loan Agreement. As of September 30, 2020, the Company had borrowed an aggregate principal amount under the first tranche of $25.0 million (the “Tranche A Note Payable”), the second tranche of $25.0 million (the “Tranche B Note Payable”), and the third tranche of $20.0 million (the “Tranche C Note Payable”) under the Loan Agreement. The Company also has the right to request up to an additional $300.0 million in secured term loans, subject to the approval of the Lenders, following FDA approval of tazemetostat for the treatment of FL in the United States, provided that the Company has not prepaid any outstanding term loans at the time of such request and such request is made before November 18, 2021. (See Note 14, Long-Term Debt). On November 3, 2020, the Company, the Collateral Agent and the Lenders amended and restated the Loan Agreement, or, as amended and restated, the Amended and Restated Loan Agreement, to provide for, among other things, an additional secured term loan of $150.0 million, or the Tranche D Loan (See Note 18, Subsequent Events).

On November 4, 2019, the Company also executed a purchase agreement (the “RPI Purchase Agreement”) with RPI. Pursuant to the RPI Purchase Agreement, the Company agreed to sell to RPI 6,666,667 shares of its common stock, a warrant to purchase up to 2,500,000 shares of common stock at an exercise price of $20.00 per share (the “Common Stock Warrant”), and all of the Company’s rights to receive royalties from Eisai with respect to net sales by Eisai of tazemetostat products in Japan pursuant to the Eisai License Agreement and any successor arrangement for Japan sales (the “Japan Royalty”, and collectively, the “Transaction”). In consideration for the sale of shares of common stock, the Common Stock Warrant and the Japan Royalty, RPI paid the Company $100.0 million upon the closing of the RPI Purchase Agreement. In addition, RPI agreed, in connection with RPI’s acquisition from Eisai of the right to receive royalties from the Company under the Eisai License Agreement, to reduce the Company’s royalty obligation by low single digits upon the achievement of specified annual net sales levels over $1.5 billion. In addition, under the RPI Purchase Agreement, the Company has the right to sell, and RPI has the obligation to purchase, subject to certain conditions, including a maximum purchase price of $20.00 per share, $50.0 million of shares of common stock at the Company’s option for an 18-month period from the date of execution of the RPI Purchase Agreement (the “Put Option”). In February 2020, the Company sold 2.5 million shares of its common stock to RPI, for an aggregate of $50.0 million in proceeds pursuant to the Put Option. Additionally, under the terms of the RPI Purchase Agreement, the founder and chief executive officer of RP Management, an affiliate of RPI, and a co-founder of Pharmakon Advisors LP, an affiliate of the Lenders, was elected as a director of the Company. As of September 30, 2020 and December 31, 2019, RPI and its affiliates owned 9.0% and 6.8% of the Company’s common stock, respectively.

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

The following table shows the activity of the Royalty Obligation since the transaction inception through September 30, 2020:

As of September 30, 2020
(In thousands)
Proceeds from sale of future royalties	$12,601
Non-cash interest expense recognized	1,100
Liability related to the sale of future royalties - ending balance	$13,701

During the three and nine months ended September 30, 2020, no non-cash royalties from net sales of tazemetostat in Japan were recorded and the Company recorded $0.3 million and $0.9 million, respectively, of related non-cash interest expense.

14. Long-Term Debt

On November 4, 2019, the Company entered into the Loan Agreement, which provided for up to $70.0 million in secured term loans to be advanced in up to three tranches. The Company borrowed $70.0 million in the aggregate under the three tranches pursuant to the Loan Agreement. With the FDA’s June 2020 approval of tazemetostat for the treatment of FL in the United States, the Company also has the right, but not the obligation, to request up to an additional $300.0 million in secured term loans, subject to the approval of the Lenders, provided the Company has not prepaid any outstanding term loans at the time of such request and such request is made before November 18, 2021. Prior to effectiveness of the Amended and Restated Loan Agreement on November 3, 2020, the Company was required to make interest only payments on the outstanding obligation through February 28, 2023, and thereafter eight quarterly payments of principal and interest. Following effectiveness of the Amended and Restated Loan Agreement, the Company is required to make interest only payments on the $70.0 million outstanding obligation through November 2023, and thereafter four quarterly payments of principal and interest.  (See Note 18, Subsequent Events).

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

The Company has the following minimum aggregate future loan payments at September 30, 2020 (in thousands):

As of September 30, 2020
(In thousands)
2020	$—
2021	—
2022	—
2023	35,000
2024	35,000
Total minimum payments	70,000
Less amounts representing interest and discount	(1,446)
Less current portion	—
Long-term debt, net of current portion	$68,554

For the three and nine months ended September 30, 2020, interest expense related to the Company's Loan Agreement was approximately $1.3 million and $3.4 million, respectively. The total carrying value of debt is classified as long-term on the consolidated balance sheet as of September 30, 2020.

15. Stockholders’ (Deficit) Equity

Common Stock

On March 24, 2020, the Company’s board of directors adopted, subject to stockholder approval, an amendment to the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of common stock, $0.0001 par value per share, from 125,000,000 to 150,000,000 (the “Charter Amendment”). At the Company’s 2020 Annual Meeting of Stockholders, the stockholders of the Company approved the Charter Amendment, which was filed with the Secretary of State of the State of Delaware on May 29, 2020.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to dividends when and if declared by the board of directors.

In March 2019, the Company issued 11,500,000 shares of Common Stock in connection with a public offering. In November 2019, the Company issued to RPI 6,666,667 shares of Common Stock pursuant to the RPI Purchase Agreement (for additional information see Note 13, Sale of Future Royalties). In February 2020, the Company sold 2,500,000 shares of its common stock in connection with the exercise of its Put Option to sell shares of its common stock for an aggregate of $49.9 million in net proceeds after deducting financing costs of $0.1 million.

The issuance of these shares contributed to significant increases in the Company’s shares of common stock outstanding as of September 30, 2020 and 2019 and in the weighted average shares outstanding for the three and nine months ended September 30, 2020 and 2019 when compared to the comparable prior year periods.

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

Warrants

In November 2019, the Company issued the Common Stock Warrant for the purchase of up to 2,500,000 shares of Common Stock at an exercise price of $20.00 per share to RPI pursuant to the RPI Purchase Agreement (for additional information see Note 13, Sale of Future Royalties), which were classified as equity and recorded at their relative fair value of $8.4 million to additional paid-in-capital on the consolidated balance sheets. The Common Stock Warrant remain outstanding as of September 30, 2020.

16. Stock-Based Compensation

Total stock-based compensation expense related to stock options, restricted stock units, shares issued under the employee stock purchase plan, and shares granted to non-employee directors in lieu of board fees was $6.4 million and $3.7 million for the three months ended September 30, 2020 and September 30, 2019, respectively, and $21.2 million and $11.6 million for the nine months ended September 30, 2020 and September 30, 2019, respectively.

Stock-based compensation expense is classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Research and development	$2,079	$1,104	$7,045	$4,001
General and administrative	4,307	2,573	14,143	7,615
Total	$6,386	$3,677	$21,188	$11,616

Stock Options

The weighted-average grant date fair value of options, estimated as of the grant date using the Black-Scholes option pricing model, was $8.56 and $8.25 per option for those options granted during the three months ended September 30, 2020 and 2019, respectively, and $11.94 and $6.89 per option for those options granted during the nine months ended September 30, 2020 and 2019, respectively. Key assumptions used to apply this pricing model were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Risk-free interest rate	0.3%	1.5%	1.0%	2.3%
Expected life of options	6.0 years	6.0 years	5.99 years	6.0 years
Expected volatility of underlying stock	72.1%	72.3%	70.9%	71.9%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

The following is a summary of stock option activity for the nine months ended September 30, 2020:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at December 31, 2019	8,087	$12.86
Granted	3,299	19.10
Exercised	(568)	11.06
Forfeited	(670)	15.84
Outstanding at September 30, 2020	10,148	$14.79	8.13	$7,438
Exercisable at September 30, 2020	3,921	$13.80	6.91	$3,728

As of September 30, 2020, there was $53.1 million of unrecognized compensation cost related to stock options that are expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 2.74 years.

Restricted Stock Units

During 2020, 525,470 restricted stock units (“RSUs”) were granted to executives and employees. The awards were service-based. Assuming all service conditions are achieved, 25% of the RSUs would vest annually for four years.

	Number of Service Based RSU Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2019	284	$9.34
Granted	525	19.85
Vested	(65)	10.14
Forfeited	(81)	12.86
Outstanding at September 30, 2020	663	$17.70

Compensation expense totaling $0.7 million and $2.0 million was recognized for the service-based RSUs for the three and nine months ended September 30, 2020, respectively. Compensation expense totaling $0.0 million and $0.3 million was recognized for the service-based RSUs for the three and nine months ended September 30, 2019, respectively.

As of September 30, 2020, there was $9.1 million of unrecognized compensation cost related to service-based RSUs that are expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 3.05 years.

During 2019, the Company granted 604,000 RSUs to executives and employees, which contained performance conditions, 20% of the RSUs vested on June 30, 2019, 25% of the RSUs vested on January 23, 2020, 20% of the RSUs vested on March 24, 2020, and 30% of the RSUs vested on June 25, 2020 in connection with achievement of the final performance milestone.

	Number of Performance Based RSU Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2019	443	$12.16
Granted	17	16.14
Vested	(432)	12.38
Forfeited	(28)	11.95
Outstanding at September 30, 2020	—	$—

Compensation expense totaling $0.0 million and $3.5 million was recognized for the performance-based RSUs for the three and nine months ended September 30, 2020, respectively.

There was no unrecognized compensation cost as of September 30, 2020, related to performance-based RSUs, as all of the performance conditions have been achieved.

17. Loss Per Share

Basic and diluted loss per share allocable to common stockholders are computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands except per share data)		(In thousands except per share data)
Net loss	$(56,073)	$(36,089)	$(165,461)	$(113,893)
Accretion of convertible preferred stock	—	—	—	(2,940)
Net loss attributable to common stockholders	$(56,073)	$(36,089)	$(165,461)	$(116,833)
Weighted average shares outstanding	101,512	91,044	100,747	88,145
Basic and diluted loss per share allocable to common stockholders	$(0.55)	$(0.40)	$(1.64)	$(1.33)

The following common stock equivalents were excluded from the calculation of diluted loss per share allocable to common stockholders because their inclusion would have been anti-dilutive:

	Three and Nine Months Ended September 30,
	2020	2019
	(In thousands)
Stock options	10,148	7,754
Restricted stock units	663	711
Shares issuable under employee stock purchase plan	32	12
Preferred stock (if converted)	3,378	3,500
Warrants	2,500	—
	16,721	11,977

18. Subsequent Events

Collaboration with Celgene

On November 3, 2020, Celgene terminated the Celgene Collaboration Agreement, effective January 2, 2021.

As of September 30, 2020, the Company has deferred revenue related to the Celgene Collaboration Agreement of $3.8 million included in noncurrent liabilities. The Company will recognize all of the deferred revenue related to the agreement in the statement of operations in the fourth quarter of 2020.

Pharmakon Loan Agreement

On November 3, 2020, the Company entered into the Amended and Restated Loan Agreement with the Lenders.  The Amended and Restated Loan Agreement provides for, among other things, an additional secured term loan of $150.0 million, or the Tranche D Loan.  On November 3, 2020, the Company also delivered written notice to the Lenders to draw down the Tranche D Loan, which the Company expects will be funded on November 18, 2020.  The Company’s right to borrow, and the Lenders’ obligation to lend, the Tranche D Loan is subject to the satisfaction of customary closing conditions and ongoing effectiveness of FDA approval of TAZVERIK for the treatment of FL.

The interest rate for the Tranche D Loan will be determined by reference to a Eurodollar rate plus 7.75% above such Eurodollar rate. The Eurodollar rate will have a 2.00% floor. The Tranche D Loan will be due in eight equal quarterly principal payments commencing on the 51st month anniversary of the date on which the Lenders fund the Tranche D Loan. All unpaid principal and interest under the Tranche D Loan will be due and payable on the 72nd month anniversary of the date on which the Lenders fund the Tranche D Loan.

The Amended and Restated Loan Agreement also amended the payment period principal and interest for the first three tranches of term loans.  Under the original terms, the Company was required to make interest only payments on the outstanding obligation through February 28, 2023, and thereafter eight quarterly payments of principal and interest.  Under the amended and restated terms, the Company is required to make interest only payments on the $70.0 million outstanding obligation through November 2023, and thereafter four quarterly payments of principal and interest.  All unpaid principal and interest on the $70.0 million borrowed under the original Loan Agreement is due and payable in November 2024, the 60th month anniversary of the date on which the Lenders funded the first tranche of term loans.  The interest rates for the existing tranches of term loans remain unchanged and will continue to be determined by reference to a Eurodollar rate plus 7.75% above such Eurodollar rate. The Eurodollar rate will have a 2.00% floor.

Under the Amended and Restated Loan Agreement the Company has the right to request from the Lenders, subject to the Lenders’ agreement to lend additional amounts to the Company, up to an additional $150.0 million, provided that the Company has not prepaid any outstanding term loans at the time of the Company’s request and such request is made before November 18, 2021.

Each of the four term loans may be prepaid before maturity in whole or in part, however there is a $50.0 million minimum prepayment for any prepayment of the them loans. If the Company prepays any tranche of term loans, in whole or in part, during the first 36 months from the date on which the Lenders funded such tranche of term loans, then the Company must pay a prepayment premium equal to the greater of (x) a make-whole amount equal to the interest that would have accrued on the principal amount to be prepaid and (y) a premium equal to 0.03 multiplied by the principal amount to be prepaid. If the Company prepays a tranche of term loan, in whole or in part, between the 36th month and 48th month from the date on which the Lenders funded such tranche of term loans, then the Company must pay a prepayment premium equal to 0.02 multiplied by the principal amount to be prepaid. If the Company prepays a tranche of term loans, in whole or in part, between the 48th month and 60th month from the date on which the Lenders funded such tranche of term loans, then the Company must pay a prepayment premium equal to 0.01 multiplied by the principal amount to be prepaid.

The obligations under the Amended and Restated Loan Agreement, including the Company’s payment obligations in respect of the Tranche D Loan if and when funded, are secured by the first priority security interest in and a lien on substantially all of the assets of the Company, subject to certain exceptions, that the Company granted to the Lenders in connection with the first tranche of term loans under the Loan Agreement.

The Amended and Restated Loan Agreement contains certain customary representations and warranties, affirmative and negative covenants and events of default applicable to the Company and its subsidiaries.  If an event of default occurs and is continuing, the Collateral Agent may, among other things, accelerate the loans and foreclose on the collateral.

Pablo Legorreta, a member of the Company’s board of directors, is a co-founder of Pharmakon Advisors LP, an affiliate of the Collateral Agent and Lenders.

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

Note on the COVID-19 Pandemic

While the COVID-19 pandemic has had an impact on our business, operations, and financial performance, our management team and our employees have and will continue to take steps to evaluate, monitor, manage, and respond to the challenges that have arisen from the COVID-19 pandemic and to new challenges that may arise. We continue to operate under a previously established remote operating model for all employees other than certain members of our laboratory and facilities staff. As part of this remote operating model, our laboratory staff who have engaged in research and development activities continue to have restricted access to laboratories. Accordingly, our laboratory staff are not yet back to their full daily output as existed prior to the onset of the COVID-19 pandemic. We continue to evaluate our remote operating model for our offices based on guidance from federal, state and local government authorities.

In addition, although we continue to remain on track for our ongoing and planned clinical trials for 2020, we are aware of the impact that COVID-19 continues to have on other clinical trials in our industry and there is a risk of material impact on the conduct of our clinical trials as well. We are continuing to work with our clinical trial sites to ensure study continuity, enable medical monitoring, facilitate study procedures and maintain clinical data and records, including the use of local laboratories for testing, home delivery of study drug and remote data and records monitoring.

To date, the COVID-19 pandemic has not had a material impact on our supply chain, and we currently have a consistent supply of TAZVERIK that we believe will cover the ongoing launches for epithelioid sarcoma, or ES, and follicular lymphoma, or FL. As a proactive measure, we have taken certain steps to try and reduce the risk to our supply chain, such as advancing orders for long-lead items in anticipation of potential future delays or shortages. Because the COVID-19 pandemic could materially adversely impact our suppliers and result in delays or disruptions in our current or future supply chain, we are continuing to monitor and manage our supply chain accordingly.

For our launch activities for TAZVERIK, our commercial and medical affairs field teams are using virtual formats where possible in order to allow us to serve the needs of healthcare providers, patients and other stakeholders during this critical time. During the third quarter of 2020, the COVID-19 pandemic continued to negatively impact FL patient visits to physicians, new patient starts across all lines of treatment as well as the ability of our field-based teams to fully access FL prescribers. Notwithstanding these challenges, new prescriptions for TAZVERIK in FL have increased month over month and are being written for both EZH2 mutation and wild-type patients; in the academic and community settings; and across multiple treatment lines in relapsed or refractory patients. In addition, payor coverage for ES and FL has been in-line with the TAZVERIK label. We continue to adapt our commercial strategy to the COVID-19 pandemic to support increased adoption of TAZVERIK in appropriate patients.

We continue to assess the duration, scope and severity of the COVID-19 pandemic and its potential impacts on our business, operations and financial performance, and continue to work closely with our third-party vendors, collaborators and other parties in order to seek to continue to advance our commercialization efforts with TAZVERIK as well as our pipeline as quickly as possible, while making the health and safety of our employees and their families, healthcare providers, patients and communities a top priority. Due to the evolving and uncertain global impacts of the COVID-19 pandemic, however, we cannot precisely determine or quantify the impact that this pandemic has had or will have on our business, operations and financial performance for the remainder of our fiscal year ending December 31, 2020 and beyond.

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

In January 2020, the U.S. Food and Drug Administration, or FDA, granted accelerated approval of TAZVERIK (tazemetostat) for the treatment of adult and pediatric patients aged 16 years and older with metastatic or locally advanced epithelioid sarcoma, or ES, not eligible for complete resection. This approval was based on overall response rate and duration of response shown in the ES cohort of our Phase 2 trial in patients with INI1-negative tumors. We have made TAZVERIK available to eligible patients and their physicians in the United States.

As part of the accelerated approval for ES, continued approval for this indication is contingent upon verification and description of clinical benefit in a confirmatory trial. To provide this confirmatory evidence to support a full approval of TAZVERIK for this indication, we are conducting a global, randomized, controlled Phase 1b/3 confirmatory trial assessing TAZVERIK in combination with doxorubicin compared with doxorubicin plus placebo as a front-line treatment for epithelioid sarcoma. The trial is expected to enroll approximately 152 patients. We expect to complete the safety run-in portion of the trial in 2020, and to commence the efficacy portion of the trial in early 2021.

In June 2020, the FDA approved a supplemental New Drug Application, or sNDA, for TAZVERIK for the following FL indications: (1) adult patients with relapsed or refractory FL whose tumors are positive for an EZH2 mutation as detected by an FDA-approved test and who have received at least two prior systemic therapies, and (2) adult patients with relapsed or refractory FL who have no satisfactory alternative treatment options. These indications were approved under accelerated approval with a priority review, based on overall response rate and duration of response shown in the FL cohort of our Phase 2 clinical trial in patients with EZH2 mutations and wild-type EZH2. We have made TAZVERIK available to eligible patients and their physicians in the United States.

As part of the accelerated approval for FL, continued approval for these indications is contingent upon verification and description of clinical benefit in a confirmatory trial. To provide this confirmatory evidence to support a full approval of TAZVERIK for these indications, we are conducting a single global, randomized, adaptive Phase 1b/3 confirmatory trial to evaluate the combination of TAZVERIK with “R2” (Revlimid® plus rituximab), an approved chemotherapy-free treatment regimen, for FL patients in the second-line or later treatment setting. The trial is expected to enroll approximately 500 FL patients, stratified based on their EZH2 mutation status. We expect to complete the safety run-in portion of the trial in 2020 and to commence the efficacy portion of the trial in early 2021. In addition, we plan to conduct post-marketing commitments, including expanding our ongoing Phase 2 clinical trial with a cohort of FL patients with wild-type EZH2 to evaluate tazemetostat as a monotherapy in patients who have been treated with at least one prior systemic treatment, in order to inform the label and potentially expand in the relapsed and refractory setting in the future.

Through our planned development efforts, our intention is to eventually make TAZVERIK available in all lines of treatment for patients with FL. We plan to leverage the confirmatory trial and post-marketing commitments to expand TAZVERIK into the second-line treatment setting. In collaboration with The Lymphoma Study Association, or LYSA, and based on clinical activity observed with tazemetostat in combination with R-CHOP as a front-line treatment for patients with high risk diffuse large B-cell lymphoma, or DLBCL, we commenced a Phase 2 clinical trial that is being conducted by LYSA evaluating this combination as a front-line treatment for high-risk patients with FL. In addition, we are finalizing plans for investigator-sponsored studies to evaluate tazemetostat in combination with rituximab, venetoclax or BTK inhibitors for the treatment of patients with FL in the third-line or later treatment settings.

Tazemetostat is an oral, first in class, selective small molecule inhibitor of the EZH2 histone methyltransferase, or HMT, that we are developing for the treatment of a broad range of cancer types in multiple treatment settings. Tazemetostat has shown meaningful clinical activity as an investigational monotherapy in multiple cancer indications and has been generally well-tolerated across clinical trials to date. We believe tazemetostat is a “pipeline in a product” opportunity and plan to explore its utility as a monotherapy and in combinations through both company and investigator-sponsored studies in additional indications, including:

•	Lymphomas and B-cell malignancies, such as DLBCL, mantle cell lymphoma, or MCL, chronic lymphocytic leukemia, or CLL, chronic myeloid leukaemia, or CML, and others;
•	Mutationally defined solid tumors, such as chordoma, melanoma, mesothelioma, and tumors harboring an EZH2 or SWI/SNF alteration;
•	Chemotherapy or treatment-resistant tumors, such as triple-negative breast cancer, small cell lung cancer, ovarian cancer, and metastatic castration-resistant prostate cancer, or mCRPC; and,
•	Immuno-oncology-sensitive tumors, such as colorectal cancer, bladder cancer, soft tissue sarcomas and non-small cell lung cancer.

In connection with these efforts, we completed enrollment in the safety run-in portion of our combination study in mCRPC and initiation of the efficacy expansion stage is planned for early 2021. We anticipate reporting safety and efficacy data from the safety run-in portion of the study at a medical meeting in 2021.

We own the global development and commercialization rights to tazemetostat outside of Japan. Eisai Co., Ltd, or Eisai, holds the rights to develop and commercialize tazemetostat in Japan.

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

We have collaborations with Boehringer Ingelheim International GmbH, or Boehringer Ingelheim, focused on the research, development and commercialization of novel small molecule inhibitors, discovered by us, directed toward previously unaddressed epigenetic targets as potential therapies for people with cancer, and with Glaxo Group Limited (an affiliate of GlaxoSmithKline plc), or GSK, focused on the development of PRMT inhibitors discovered by us.

In March 2020, we and Boehringer Ingelheim amended our agreement to extend the research period for the shared program targeting enzymes within helicase families with Boehringer Ingelheim providing research funding of approximately $0.4 million. Additionally, Boehringer Ingelheim terminated the program targeting enzymes with HAT families in June 2020. In September 2020, we and Boehringer Ingelheim further amended the agreement to extend the research period for the shared program targeting enzymes within helicase families, with Boehringer Ingelheim to provide research funding of approximately $0.1 million.

Through September 30, 2020, in addition to revenues from product sales, we have raised an aggregate of $1,377.3 million to fund our operations. This includes $243.7 million of non-equity funding through our collaboration agreements, $218.1 million of funding, consisting of $150.0 million in equity funding received through agreements with RPI Finance Trust, or RPI, and $68.1 million in debt financing received through a loan agreement with BioPharma Credit Investments V (Master) LP and BPCR Limited Partnership (as transferee of BioPharma Credit Investments V (Master) LP’s interest as a lender), or the Lenders, $839.5 million from the sale of common stock and series A convertible preferred stock in our public offerings and $76.0 million from the sale of redeemable convertible preferred stock in private financings prior to our initial public offering in May 2013.

As of September 30, 2020, we had $279.9 million in cash, cash equivalents and marketable securities.

We commenced active operations in early 2008, and since inception, have incurred significant operating losses. Our net loss was $56.1 million and $165.5 million, respectively, for the three and nine months ended September 30, 2020. As of September 30, 2020, our accumulated deficit totaled $922.5 million. Notwithstanding our sales of TAZVERIK, we expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect our expenses to increase in connection with our ongoing activities, particularly as we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. In addition, we expect our expenses to increase as we fund our tazemetostat development program; continue our collaboration with Boehringer Ingelheim; and continue research and development and initiate clinical trials of, and seek regulatory approval for, any future product candidates

Funding Agreements with BioPharma Credit Investments V (Master) LP, BPCR Limited Partnership, BioPharma Credit PLC and RPI Finance Trust

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

On November 4, 2019, we also entered into a Loan Agreement with BioPharma Credit PLC, or the Collateral Agent, and the Lenders, providing for up to $70.0 million in secured term loans to be advanced in up to three tranches, or the Loan Agreement. We borrowed $70.0 million in the aggregate under the three tranches pursuant to the Loan Agreement.

On November 3, 2020, we, the Collateral Agent and the Lenders entered into an Amended and Restated Agreement, amending and restating the Loan Agreement, or, as amended and restated, the Amended and Restated Loan Agreement.  The Amended and Restated Loan Agreement provides for, among other things, an additional secured term loan facility of $150.0 million, or the Tranche D Loan.  On November 3, 2020, we also delivered written notice to the Lenders to draw down the Tranche D Loan, which we expect will be funded on November 18, 2020.  Our right to borrow, and the Lenders’ obligation to lend, the Tranche D Loan is subject to the satisfaction of customary closing conditions and ongoing effectiveness of FDA approval of TAZVERIK for the treatment of FL.

Under the Amended and Restated Loan Agreement, we have the right to request from the Lenders, subject to the Lenders’ agreement to lend additional amounts to us, up to an additional $150.0 million, provided that we have not prepaid any outstanding term loans at the time of our request and such request is made before November 18, 2021.

The obligations under the Amended and Restated Loan Agreement remain secured by a first priority security interest that was granted at the time of the Loan Agreement in and a lien on substantially all of our assets, subject to certain exceptions.

The Amended and Restated Loan Agreement contains certain customary representations and warranties, affirmative and negative covenants and events of default applicable to us and our subsidiaries. If an event of default occurs and is continuing, the Collateral Agent under the Amended and Restated Loan Agreement may, among other things, accelerate the loans and foreclose on the collateral. See Note 18, Subsequent Events, of the notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of the key terms of the Amended and Restated Loan Agreement.

Collaborations

See Note 12, Collaborations, of the notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of the key terms of our arrangements with Boehringer Ingelheim, GSK, Eisai and Roche Sequencing Solutions, Inc., or Roche Sequencing. On November 3, 2020, we received a notice of termination of our collaboration and license agreement with Celgene (See Note 18, Subsequent Events, of the notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q).

Results of Operations

Revenues

The following is a comparison of total revenues for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
	(In millions)			(In millions)
Product revenues, net	$3.4	$—	$3.4	$7.0	$—	$7.0
Collaboration revenue	0.1	5.7	(5.6)	0.4	19.5	(19.1)
Total revenues	$3.5	$5.7	$(2.2)	$7.4	$19.5	$(12.1)

Product Revenues, net

Net product revenues represent U.S. sales from our sole commercial product, TAZVERIK, which was first approved by the FDA on January 23, 2020. During the three and nine months ended September 30, 2020, net product revenues were $3.4 million and $7.0 million, respectively. Sales allowances and accruals consisted of patient financial assistance, distribution fees, discounts, and chargebacks. We did not have product revenues in 2019.

Collaboration Revenue

Our revenue during the periods consisted of collaboration revenue, including amounts recognized from deferred revenue related to upfront payments for licenses or options to obtain licenses in the future, research and development services revenue earned and milestone payments earned under collaboration and license agreements with our collaboration partners.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
	(In millions)			(In millions)
Collaboration Partner

Boehringer Ingelheim:	$0.1	$5.7	$(5.6)	$0.4	$19.5	$(19.1)
	$0.1	$5.7	$(5.6)	$0.4	$19.5	$(19.1)

In the three and nine months ended September 30, 2020, we recognized $0.1 million and $0.4 million, respectively, in collaboration revenue. This collaboration revenue was earned as part of our Boehringer Ingelheim collaboration. The revenue recognized during the three and nine months ended September 30, 2020 was related to an amendment to extend the research period under the collaboration agreement under which Boehringer Ingelheim agreed to fund up to $0.4 million of additional research activities. Through September 30, 2020, we have recognized $25.9 million in total collaboration revenue under our agreement with Boehringer Ingelheim.

In three and nine months ended September 30, 2019, we recognized $5.7 million and $19.5 million, respectively, in collaboration revenue as part of our Boehringer Ingelheim collaboration. We recognized revenue as our research services were performed. Under the agreement we received $15.0 million in an upfront payment from Boehringer Ingelheim for our license to inhibitor technology of two undisclosed targets, $5.5 million for a development milestone for selection of a lead optimization candidate for the shared program targeting enzymes within helicase families and a total of $5.0 million in fixed quarterly payments for services through December 31, 2019.

Cost of Product Revenue

The following is a comparison of cost of product revenue for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
	(In millions)			(In millions)
Cost of product revenue	$1.6	$—	$1.6	$3.2	$—	$3.2

The cost of product revenue consists of costs related to the sales of TAZVERIK. These costs include materials, labor, manufacturing overhead, amortization of milestone payments, and royalties payable on net sales of TAZVERIK. During the three months ended September 30, 2020, the cost of product revenue was $1.6 million and consisted of $0.1 million in costs associated with manufacturing TAZVERIK, $1.0 million in amortization expense related to the two $25.0 million milestone payments under our agreement with Eisai upon regulatory approval of tazemetostat for ES and upon regulatory approval of tazemetostat for follicular lymphoma, and $0.5 million in worldwide royalties owed to Royalty Pharma on net sales of TAZVERIK in the three months ended September 30, 2020. During the nine months ended September 30, 2020, the cost of product revenue was $3.2 million and consisted of $0.2 million in costs associated with manufacturing TAZVERIK, $2.0 million in amortization expense related to the two $25.0 million milestone payments under our agreement with Eisai upon regulatory approval of tazemetostat for epithelioid sarcoma and upon regulatory approval of tazemetostat for follicular lymphoma, and $1.0 million in worldwide royalties owed to Royalty Pharma on net sales of TAZVERIK in the three months ended September 30, 2020. All product costs incurred prior to FDA approval of TAZVERIK in January 2020 were expensed as R&D expenses. We expect our cost of product revenues (excluding amortization of intangible assets) to continue to be positively impacted during 2020 and 2021, as we sell through certain inventory that was expensed prior to FDA approval of TAZVERIK in January 2020. We did not have cost of product revenues in 2019.

Research and Development

The following is a comparison of research and development expenses for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
	(In millions)			(In millions)
Research and development	$25.7	$26.6	$(0.9)	$77.3	$94.4	$(17.1)

During the three and nine months ended September 30, 2020, total research and development expenses decreased by $0.9 million and $17.1 million compared to the three and nine months ended September 30, 2019, respectively. The decrease in the three months ended September 30, 2020 relates to decreases in tazemetostat manufacturing costs, which were offset by increases in clinical trial expenses, discovery research activities, and costs associated with the buildout of our regulatory and late-stage development groups. The decrease in the nine months ended September 30, 2020 primarily relates to the payment of a $10.0 million clinical development milestone to Eisai in 2019, and decreases in tazemetostat manufacturing costs and discovery research activities related to tazemetostat in other indications, which were offset by increases in clinical trial expenses and costs associated with the buildout of our regulatory and late-stage development groups.

The following table illustrates the components of our research and development expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
Product Program	2020	2019	2020	2019
	(In millions)		(In millions)
External research and development expenses:
Tazemetostat and related EZH2 programs	$8.0	$11.2	$26.7	$48.1
Pinometostat and related DOT1L programs	0.0	0.2	0.0	0.3
Discovery and preclinical stage product programs, collectively	5.8	4.7	12.6	14.0
Unallocated personnel and other expenses	11.9	10.5	38.0	32.0
Total research and development expenses	$25.7	$26.6	$77.3	$94.4

External research and development expenses for tazemetostat and related EZH2 programs decreased $3.2 million and $21.4 million for the three and nine months ended September 30, 2020, respectively, compared to the three and nine months ended September 30, 2019. The decrease for the three and nine months ended September 30, 2020 relates to a decrease in tazemetostat manufacturing costs, as we began to capitalize the cost of manufacturing following the approval of TAZVERIK in January 2020, and decreased discovery research activities related to tazemetostat in other indications, which were offset by increases in clinical trial expenses and increased costs associated with the buildout of our regulatory and late stage development groups.

There were no costs incurred related to pinometostat for the three and nine months ended September 30, 2020. For the three and nine months ended September 30, 2019, external research and development expenses for pinometostat and related DOT1L programs were $0.2 million and $0.3 million, respectively. In general, costs related to pinometostat are primarily associated with costs attributed to the Cooperative Research and Development Agreement, or CRADA, with the National Cancer Institute, or NCI.

External research and development expenses for discovery and preclinical stage product programs increased $1.1 million and decreased $1.4 million during the three and nine months ended September 30, 2020, respectively, compared to the three and nine months ended September 30, 2019. The increase for the three months ended September 30, 2020 relates to increased spending for high priority discovery research programs and development activities related to our G9a preclinical program. The decrease for the nine months ended September 30, 2020 is primarily related to reduced spending for discovery research activities and decreased development activities related to our G9a preclinical program.

Unallocated personnel and other expenses are comprised of compensation expenses for our full-time research and development employees and other general research and development expenses. Unallocated personnel and other expenses increased by $1.4 million and $6.0 million during the three and nine months ended September 30, 2020, respectively, compared to the three and nine months ended September 30, 2019. The increase for the three and nine months ended September 30, 2020 is a result of increases in facilities and equipment related expenses and in unallocated personnel costs, offset by an increase in the allocation of expenses to projects.

We expect that research and development expenses will increase during the remainder of 2020, as we increase our clinical trial activity for tazemetostat and utilize our drug discovery platform to progress preclinical efforts and pursue additional development candidates to expand our pipeline.

Selling, General and Administrative

The following is a comparison of selling, general and administrative expenses for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
	(In millions)			(In millions)
Selling, general and administrative	$30.6	$17.1	$13.5	$90.2	$44.8	$45.4

For the three months ended September 30, 2020, our selling, general and administrative expenses increased $13.5 million compared to the three months ended September 30, 2019. For the nine months ended September 30, 2020, our selling, general and administrative expenses increased $45.4 million compared to the nine months ended September 30, 2019. The increases in expenses for the three and nine months ended September 30, 2020 compared to the three and nine months ended September 30, 2019 are due to increased commercialization activities, including the build out of our sales force and commercial infrastructure to support the ongoing launch of TAZVERIK in the ES indication, and an expansion of our infrastructure to support the ongoing commercial launch in FL, and increased personnel related expenses.

We expect that selling, general and administrative expenses will increase during the remainder of 2020, as we continue to increase our commercial activities for tazemetostat.

Other (Expense) Income, Net

The following is a comparison of other (expense) income, net for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
	(In thousands)			(In thousands)
Other income, net
Interest income	$473	$1,879	$(1,406)	$2,720	$5,790	$(3,070)
Interest expense	(1,837)	—	(1,837)	(3,897)	—	(3,897)
Other expense, net	(42)	(15)	(27)	(105)	(34)	(71)
Non-cash interest expense related to sale of future royalties	(312)	—	(312)	(908)	—	(908)
Other (expense) income, net	$(1,718)	$1,864	$(3,582)	$(2,190)	$5,756	$(7,946)

Other (expense) income, net consists of interest income earned on our cash equivalents and marketable securities, net of imputed interest expense paid under our capital lease obligation. The decrease in other income for the three months ended September 30, 2020 is principally due to an increase in interest expense of $1.8 million incurred in connection with our long-term debt obligations, non-cash interest expense related to the sale of future royalties of $0.3 million, and a decrease in net interest income of $1.4 million during the three months ended September 30, 2020 compared to the three months ended September 30, 2019. The decrease in other income for the nine months ended September 30, 2020 is principally due to an increase in interest expense of $3.9 million incurred in connection with our long-term debt obligations, non-cash interest expense related to the sale of future royalties of $0.9 million, and a decrease in net interest income of $3.1 million during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

Income Tax Expense

We did not record a federal or state income tax provision or benefit for the three and nine months ended September 30, 2020 and 2019 due to the expected and known loss before income taxes to be incurred, or incurred, as applicable, for the years ended December 31, 2020 and 2019, as well as our continued maintenance of a full valuation allowance against our net deferred tax assets, with the exception of the deferred tax asset related to alternative minimum tax credit.

Liquidity and Capital Resources

Through September 30, 2020, in addition to revenues from product sales, we have raised an aggregate of $1,377.3 million to fund our operations. This includes $243.7 million of non-equity funding through our collaboration agreements, $218.1 million of funding, consisting of $150.0 million in equity funding received through an agreement with RPI Finance Trust, or RPI, and $68.1 million in debt financing received through a loan agreement with BioPharma Credit Investments V (Master) LP and BPCR Limited Partnership (as transferee of BioPharma Credit Investments V (Master) LP’s interest as a lender), or the Lenders, $839.5 million was from the sale of common stock and series A convertible preferred stock in our public offerings and $76.0 million was from the sale of redeemable convertible preferred stock in private financings prior to our initial public offering in May 2013. As of September 30, 2020, we had $279.9 million in cash, cash equivalents and marketable securities.

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

Outlook

Based on our current operating plan, we expect that our existing cash, cash equivalents and marketable securities as of September 30, 2020, together with the cash we expect to generate from product sales and the anticipated $150.0 million of proceeds from our borrowing of the Tranche D Loan, will be sufficient to fund our planned operating expenses and capital expenditure requirements and pay our debt service obligations as they become due into 2023, without giving effect to any potential option exercise fees or milestone payments we may receive under our collaboration agreements. We have based this estimate on assumptions that may prove to be wrong, such as the revenue that we expect to generate from the sale of our products, and particularly as the process of testing drug candidates in clinical trials is costly and the timing of progress in these trials is uncertain. As a result, we could use our capital resources sooner than we expect.

Cash Flows

The following is a summary of cash flows for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019	Change
	(In millions)
Net cash (used in) operating activities	$(153.2)	$(111.7)	$(41.5)
Net cash provided by (used in) investing activities	4.9	(43.3)	48.2
Net cash provided by financing activities	102.3	162.8	(60.5)

Net Cash Used in Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2020 primarily relates to our net loss of $165.5 million and changes in working capital of $12.5 million, partially offset by net depreciation and amortization of $2.7 million, non-cash stock-based compensation of $21.2 million, and non-cash interest expense associated with the sale of future royalties of $0.9 million.

Net cash used in operating activities for the nine months ended September 30, 2019 primarily relates to our net loss of $113.9 million, changes in working capital of $7.3 million and net depreciation and amortization of $2.1 million, partially offset by non-cash stock-based compensation of $11.6 million.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities during the nine months ended September 30, 2020 reflects maturities of available-for-sale securities of $212.4 million, offset by $156.9 million of purchases of available-for-sale securities, a $25.0 million milestone payment under the Eisai collaboration agreement upon regulatory approval of tazemetostat for ES, a $25.0 million milestone payment under the Eisai collaboration agreement upon regulatory approval of tazemetostat for FL, and $0.6 million of purchases of property and equipment.

Net cash used in investing activities during the nine months ended September 30, 2019 reflects $343.2 million of purchases of available-for-sale securities and $0.4 million of purchases of property and equipment, offset by maturities of available-for-sale securities of $300.3 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $102.3 million during the nine months ended September 30, 2020 primarily reflects cash received from the sale of common stock of $50.0 million in connection with our exercise of our Put Option to sell shares of our common stock to Royalty Pharma, net cash received during the period from Tranche B Loan borrowings of $25.0 million under the Loan Agreement, net cash received during the period from Tranche C Loan borrowings of $20.0 million under the Loan Agreement, stock option exercises of $6.3 million, and the purchases of shares under our employee stock purchase plan of $1.2 million, partially offset by payments of debt issuance costs of $0.1 million and offering costs of $0.1 million.

Net cash provided by financing activities of $162.8 million during the nine months ended September 30, 2019 primarily reflects cash received from the sale of common and preferred stock of $160.4 million, stock option exercises of $1.9 million, and the purchases of shares under our employee stock purchase plan of $0.8 million, partially offset by payments of public offering costs of $0.3 million.

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

Except as described below with respect to revenue recognition for product revenue, during the nine months ended September 30, 2020, there have been no material changes with respect to our critical accounting policies disclosed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2019.

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

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2020, we had cash and cash equivalents and marketable securities of $279.9 million consisting of money market funds, corporate bonds, commercial paper and government-related obligations. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. We estimate that a hypothetical 100-basis point change in market interest rates would impact the fair value of our investment portfolio as of September 30, 2020 by $0.1 million.

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

Our management, under the supervision and with the participation of the principal executive officer (our Chief Executive Officer) and the principal financial officer (our Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, the COVID-19 pandemic has impacted and in the future may exacerbate or further impact risks discussed in this Quarterly Report on Form 10-Q, any of which could have a material effect on us. This situation is changing rapidly and additional impacts may arise.

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

Our EZH2 inhibitor, TAZVERIK, is approved in the United States for the treatment of epithelioid sarcoma, or ES, and for follicular lymphoma, or FL. We have no other products approved for sale. We are investing a significant portion of our efforts and financial resources to fund the development and commercialization of tazemetostat. In January 2020, the U.S. Food and Drug Administration, or FDA, granted accelerated approval of TAZVERIK for the treatment of adults and pediatric patients aged 16 years and older with metastatic or locally advanced epithelioid sarcoma not eligible for complete resection.

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

In connection with the accelerated approval of our ES new drug application, or NDA and our FL supplemental NDA, or sNDA, continued approval is contingent upon verification and description of clinical benefit in a confirmatory program in each indication. We are conducting Phase 1b/3 trials to assess TAZVERIK in combination with doxorubicin compared with doxorubicin plus placebo as a front-line treatment for ES and to evaluate the combination of TAZVERIK with “R2” (Revlimid plus rituximab), an approved chemotherapy-free treatment regimen, for FL patients in the second-line or later treatment setting. These trials are expensive and time-consuming and may not confirm such benefit and subject the NDAs to withdrawal. If a confirmatory program does not verify clinical benefit for an indication, we may have to withdraw our accelerated approval for that indication. If any of these outcomes occurs, either to TAZVERIK or to any future product candidate for which we may seek marketing approval, we may be forced to abandon our development efforts for tazemetostat or such future product candidates, which could significantly harm our business.

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

The success of tazemetostat will depend on several factors, including the following:

•	success of the ongoing launch of commercial sales of TAZVERIK for ES and FL in the approved indications, whether alone or in collaboration with other products;
•	successful confirmatory trials of TAZVERIK in the approved indications that are satisfactory to the FDA and maintaining continued acceptable safety profiles of the products following approval;
•	timely submission of a marketing authorization application to and timely receipt of marketing approval from the European Medicines Agency, or EMA;
•	the extent of any required post-marketing approval commitments to applicable regulatory authorities;

•	successful enrollment in and completion of clinical trials for the treatment of additional indications;
•

safety, tolerability and efficacy profiles that are satisfactory to the FDA, the EMA, or any comparable foreign regulatory authority for marketing approval for additional indications and maintaining a continued acceptable safety profile following approval;

•	acceptance of the products, if and when approved, by patients, the medical community and third-party payors;
•	effectively competing with other therapies;
•	obtaining and maintaining healthcare coverage and adequate reimbursement;
•	making arrangements with third-party manufacturers for, or establishing, clinical and commercial manufacturing capabilities;
•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our products and product candidates;
•	protecting our rights in our intellectual property portfolio; and
•	effectively and successfully navigating the commercial and operational challenges and impacts resulting from the COVID-19 pandemic.

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

The COVID-19 pandemic, which began in late 2019 and has spread worldwide, has impacted our commercial launch of TAZVERIK in FL, may affect our ability to initiate and complete preclinical studies and our ongoing and planned clinical trials, disrupt regulatory activities, further disrupt commercialization of TAZVERIK, or have other adverse effects on our business and operations. In addition, the COVID-19 pandemic has caused substantial disruption in the financial markets and may adversely impact economies worldwide, both of which could result in adverse effects on our business and operations.

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

We commenced commercial sales of TAZVERIK in January 2020, and the pandemic and related government measures have limited our ability to access accounts and healthcare professionals, in person or at all, to provide medical information to promote TAZVERIK. For example, during the third quarter of 2020, the COVID-19 pandemic continued to negatively impact FL patient visits to physicians, new patient starts across all lines of treatment as well as the ability of our field-based teams to fully access FL prescribers. The pandemic has significantly impacted economies worldwide, which could result in adverse effects on our business and operations.

Moreover, the pandemic has also caused significant disruptions in the financial markets, and may continue to cause such disruptions, which could impact our ability to raise additional funds through public offerings and may also impact the volatility of our stock price and trading in our stock.

We continue to operate under a previously established remote operating model for all employees other than certain members of our laboratory and facilities staff, and we continue to evaluate this policy for our offices based on guidance from federal, state and local government authorities. Our increased reliance on personnel working from home may negatively impact productivity, or disrupt, delay, or otherwise adversely impact our business. In addition, this could increase our cyber security risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with local and federal regulators, ethics committees, manufacturing sites, research or clinical trial sites and other important agencies and contractors, including our CROs and CMOs.

For instance, as part of our remote operating model, our laboratory staff engaged in research and development activities continue to have restricted access to laboratories. Accordingly, our laboratory staff are not yet back to their full daily output as existed prior to the onset of the ongoing COVID-19 pandemic. As a result, this could delay timely completion of preclinical activities and initiation of additional clinical trials for other of our development programs.

Due to the evolving and uncertain global impacts of the COVID-19 pandemic, we cannot precisely determine or quantify the impact that the COVID-19 pandemic has had or will have on our business, financial condition, results of operations, and prospects for the remainder of our fiscal year ending December 31, 2020 and beyond.

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

If we are unable to maintain effective sales, marketing and distribution capabilities, we may not be successful in commercializing tazemetostat or any other product candidates that we develop if and when the product candidate is approved.

To achieve commercial success for any product for which we have obtained marketing approval, we will need to maintain an effective sales and marketing organization.

We have recently established, and plan to continue to build, the infrastructure necessary to support the ongoing successful commercial launch and marketing of tazemetostat and other product candidates that may receive marketing approval. There are risks involved with maintaining our own sales, marketing and distribution capabilities. For example, recruiting, training and retaining a sales force is expensive and time consuming and any failure to do so successfully could negatively affect sales or any commercial launch of a product. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. These efforts may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

If we are unable to effectively maintain our own sales, marketing and distribution capabilities and as a result we determine to enter into arrangements with third parties to perform these services, our product revenues and our profitability, if any, are likely to be lower than if we were to market, sell and distribute any products that we develop ourselves. In addition, we may determine to seek to enter into arrangements with third parties to perform these services in certain geographies outside the United States or for additional indications. However, we may not be successful in entering into arrangements with third parties to sell, market and distribute our products or product candidates or may be unable to do so on terms that are acceptable to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we do not establish sales, marketing and distribution capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our products or product candidates.

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

There are a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies. Companies that are developing new epigenetic treatments for cancer that target histone methyltransferases, or HMTs, and protein arginine methyltransferases, or PRMTs, include GSK, Johnson & Johnson, Pfizer, Inc., Daiichi Sankyo Company Limited, and Constellation Pharmaceuticals. Further, companies which are known to have EZH2 inhibitor programs or related programs include: Constellation Pharmaceuticals, developing an EZH2 inhibitor CPI-0209, Phase 1/2, solid tumors, Novartis AG, developing an EED inhibitor which indirectly blocks EZH2 (MAK683, Phase 1/2, advanced malignancies), Daiichi Sankyo, developing a EZH1/EZH2 dual inhibitor (valemetostat, DS-3201, Phase 1, relapsed or refractory non-Hodgkin lymphomas, AML, ALL as well as Phase 2 for small cell lung cancer and relapsed or refractory adult T-cell leukemia/lymphoma), and Pfizer, developing EZH2 inhibitor PF-06821497, Phase 1, relapsed or refractory SCLC, castration-resistant prostate cancer, FL and diffuse large B-cell lymphoma. In addition, many companies are developing cancer therapeutics that work by targeting epigenetic mechanisms other than HMTs, and some including Celgene, Merck & Co., Inc., Secura Bio, Spectrum Pharmaceuticals, and Otsuka, are now marketing cancer treatments that work by targeting epigenetic mechanisms other than HMTs.

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

We are conducting multiple clinical trials of tazemetostat. In addition, under our collaboration with Glaxo Group Limited (an affiliate of GlaxoSmithKline plc), or GSK, GSK has initiated a Phase 2 expansion clinical trial for GSK3326595, a PRMT5 inhibitor, and has initiated patient dosing in a Phase 1 clinical trial of GSK3368715, a PRMT1 inhibitor. The risk of failure is high. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development, manufacture, and then conduct extensive clinical trials to demonstrate the safety and efficacy of our product candidates in humans.

Product candidates are subject to preclinical safety studies, which may be conducted prior to or concurrently with clinical testing, as well as continued clinical safety assessment throughout clinical testing. The outcomes of these safety studies or assessments may delay the launch of or enrollment in clinical studies. For example, in the course of our preclinical safety studies of tazemetostat, we observed the development of lymphoma in Sprague-Dawley rats. As a result of these findings, coupled with our limited clinical experience in FL, at the time of the Investigational New Drug Application submission in December 2015, we were unable to conduct our Phase 2 trial of tazemetostat in FL patients in the United States until the beginning of 2017. In addition, in the second quarter of 2018, following a safety report of a pediatric patient who developed a secondary T-cell lymphoma in our ongoing Phase 1 clinical trial of tazemetostat in pediatric patients, the FDA, the French National Agency for Medicines and Health Products Safety and Germany’s Federal Institute for Drugs and Medical Devices each placed a partial clinical hold on new patient enrollment in our ongoing clinical trials of tazemetostat. In September 2018, the FDA lifted the partial clinical hold on new patient enrollment in the United States, in November 2018, Germany’s Federal Institute for Drugs and Medical Devices lifted the partial clinical hold in Germany, and in January 2019, the partial clinical hold was lifted in France. We subsequently resumed enrollment in our tazemetostat clinical trials in those countries. If we or our collaborators are unable to fully and adequately address matters such as the partial clinical hold when they arise, we may be unable to conduct clinical trials of our product candidates, our trials may be limited to certain patient populations or our ability to conduct other trials in the United States or in other countries may be delayed.

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

Patient enrollment may be affected by other factors including:

•	the severity of the disease under investigation;
•	the rarity of the disease under investigation;
•	the eligibility criteria for the trial in question;
•	the perceived risks and benefits of the product candidate under trial;
•	the efforts to facilitate timely enrollment in clinical trials;
•	the patient referral practices of physicians;
•	the ability to monitor patients adequately during and after treatment;
•	the proximity and availability of clinical trial sites for prospective patients;
•	the potential costs to be incurred by prospective patients in order to participate, such as travel, missed work, and/or childcare;
•	the lack of scientific interest in the study;
•	the ability to identify specific patient populations for molecularly defined study cohorts.

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

Our research and development is focused on the creation of novel epigenetic therapies for patients with cancer and other diseases, which is a rapidly evolving area of science, and the approach we are taking to discover and develop drugs is novel.

The discovery of novel epigenetic therapies for patients with cancer and other serious diseases is an emerging field, and the scientific discoveries that form the basis for our efforts to discover and develop product candidates are relatively new. Although epigenetic regulation of gene expression plays an essential role in biological function, few drugs premised on epigenetics have been discovered. Moreover, those drugs based on an epigenetic mechanism that have received marketing approval, other than TAZVERIK, are in different target classes than the chromatin modifying protein, or CMP, inhibitors where our research and development is principally focused. Although preclinical studies suggest that genetic alterations can result in changes to the activity of CMPs making them oncogenic, and although the FDA has granted accelerated approval for TAZVERIK in ES and FL with continued approval contingent upon verification and description of clinical benefit in a confirmatory trial for each of the ES and FL indications, to date no company has translated broad biological observations regarding CMP inhibitors into systematic drug discovery. We believe that our first four inhibitors of histone methyltransferases, or HMTs, in the clinic are all the first molecules against these targets to enter clinical development. Therefore, we do not know if our approach of inhibiting HMTs or other CMPs to treat patients with cancer and other serious diseases will be successful.

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

To help patients afford tazemetostat, we have implemented a patient assistance program. These types of programs, designed to assist patients in affording pharmaceuticals, have become the subject of scrutiny. In recent years, some pharmaceutical manufacturers were named in class action lawsuits challenging the legality of their patient assistance programs and their support of independent charitable patient support foundations in connection with such programs under a variety of federal and state laws. Our patient assistance program could become the target of similar litigation. In addition, certain state and federal enforcement authorities and members of Congress have initiated inquiries about co-pay assistance programs. Some state legislatures have also been considering proposals that would restrict or ban co-pay coupons.

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

Since inception, we have incurred significant operating losses. Our net loss was $165.5 million for the nine months ended September 30, 2020, $170.3 million for the year ended December 31, 2019, $123.6 million for the year ended December 31, 2018, and $134.3 million for the year ended December 31, 2017. As of September 30, 2020, we had an accumulated deficit of $922.5 million. In addition to revenues from product sales, we have financed our operations primarily through our collaborations, our public offerings, private placements of our common and preferred stock, our loan facility with BioPharma Credit Investments V (Master) LP, BPCR Limited Partnership and BioPharma Credit PLC, and other funding transactions. Our total revenue consists of both product and collaboration revenue. We have devoted substantially all of our financial resources and efforts to research and development, including clinical and preclinical studies, seeking marketing approval for product candidates and building our commercial organization with respect to TAZVERIK in the indications for which we have received accelerated approval from the FDA. We are still in the early to middle stages of development of our product candidates. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year.

We anticipate that we will continue to incur significant expenses in connection with commercializing our products, seeking marketing approval for product candidates, building our commercial organization, conducting clinical trials of tazemetostat and manufacturing products. We anticipate that these expenses will continue to increase over the next several years if and as we:

•

continue to establish and maintain our sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to support the ongoing commercial launch of TAZVERIK and the commercial launch of any other product candidate that is approved;

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
•

pay interest and principal associated with our amended and restated loan agreement with BioPharma Credit Investments V (Master) LP, BPCR Limited Partnership and BioPharma Credit PLC, or the Amended and Restated Loan Agreement;

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

We expect our expenses to increase in connection with our ongoing activities, particularly as we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales, and distribution. In addition, we expect our expenses to increase as we fund our tazemetostat development program; make any milestone payments provided for and achieved under the amended and restated collaboration and license agreement with Eisai; pay interest and principal associated with the Amended and Restated Loan Agreement; and continue research and development and initiate clinical trials of, and seek regulatory approval for, any future product candidates. Accordingly, we may need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on acceptable terms, we could be forced to delay, reduce or eliminate our research and development programs or our commercialization efforts.

Based on our current operating plan, we expect that our existing cash, cash equivalents and marketable securities as of September 30, 2020, together with the cash we expect to generate from product sales and the anticipated $150.0 million of proceeds from the tranche D loan under the Amended and Restated Loan Agreement, will be sufficient to fund our planned operating expenses and capital expenditure requirements and pay our debt service obligations as they become due into 2023, without giving effect to any potential option exercise fees or milestone payments we may receive under our collaboration agreements. We have based these expectations on assumptions that may prove to be wrong, such as the revenue that we expect to generate from the sale of our products, and we could use our capital resources sooner than we expect. Our future capital requirements will depend on many factors, including the following, as well as the uncertain impact of the COVID-19 pandemic on these factors:

•	the costs of commercialization activities, including product manufacturing, marketing, sales and distribution and patient support programs for tazemetostat or any of our product candidates;
•	revenue received from commercial sales of TAZVERIK;
•	the progress and results of our ongoing and planned clinical trials of tazemetostat;
•

the number and development requirements of additional indications for tazemetostat and other product candidates that we determine to pursue, including the scope, progress, results and costs of discovery research, preclinical development, laboratory testing and clinical trials for such product candidates;

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

•	the extent to which we acquire or in-license other products and technologies; and
•	interest and principal payments under the Amended and Restated Loan Agreement.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings and license and development agreements with collaboration partners. We do not have any committed external source of funds other than amounts available pursuant to the Amended and Restated Loan Agreement which amounts are subject to the satisfaction of specified conditions. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Additional debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Our existing indebtedness and the pledge of our assets as collateral limit our ability to obtain additional debt financing.

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

Our indebtedness resulting from our Amended and Restated Loan Agreement could adversely affect our financial condition or restrict our future operations.

In November 2019, we entered into the Loan Agreement with BioPharma Credit PLC, or the Collateral Agent, and BioPharma Credit Investments V (Master) LP and BPCR Limited Partnership (as transferee of BioPharma Credit Investments V (Master) LP’s interest as a lender), or the Lenders, providing for up to $70.0 million in secured term loans to be advanced in up to three tranches, of which $25.0 million was drawn by us in November 2019, $25.0 million was drawn by us in March 2020, and $20.0 million was drawn by us in June 2020. The maturity date of the first three tranches is November 18, 2024, unless terminated earlier.

On November 3, 2020, we entered into an Amended and Restated Loan Agreement with the Collateral Agent and the Lenders.  The Amended and Restated Loan Agreement provide for, among other things, an additional secured term loan facility of $150.0 million, or the Tranche D Loan.  On November 3, 2020, we also delivered written notice to the Lenders requesting that the Lenders fund the Tranche D Loan on November 18, 2020.  Our right to borrow, and the Lenders’ obligation to lend, the Tranche D Loan is subject to the satisfaction of customary closing conditions and ongoing effectiveness of FDA approval of TAZVERIK for the treatment of FL.  If and when funded, the maturity date of the Tranche D Loan will be the six-year anniversary of the date on which the Lenders fund the Tranche D Loan, unless terminated earlier.

Subject to customary exceptions and exclusions, all obligations under the Amended and Restated Loan Agreement are secured pursuant to the terms of the Amended and Restated Loan Agreement, a guaranty and security agreement between us, certain of our subsidiaries, and the Collateral Agent, or the Pledge Agreement, and intellectual property and security agreements between us and Collateral Agent, or the IP Security Agreements, each dated November 18, 2019. Under the Amended and Restated Loan Agreement, the Pledge Agreement, and the IP Security Agreements, we provided to the Lenders (i) a perfected, first-priority security interest in all of our personal property and (ii) a perfected, first-priority security interest in substantially all of our intellectual property related to tazemetostat.

A failure to comply with the conditions of the Amended and Restated Loan Agreement could result in an event of default. An event of default under the term loan facility includes, among other things, a failure to pay any amount due under the Amended and Restated Loan Agreement as well as the occurrence of events that could reasonably be expected to result in a material adverse change. In the event of an acceleration of amounts due under the Amended and Restated Loan Agreement as a result of an event of default, we may not have sufficient funds or may be unable to arrange for additional financing to repay the term loans or to make any accelerated payments.

Risks Related to Our Dependence on Third Parties

Our existing therapeutic collaborations are important to our business, and future collaborations may also be important to us. If we are unable to maintain any of these collaborations, or if these collaborations are not successful, our business could be adversely affected.

Our resources for drug development are limited and we are actively building our sales, marketing, medical affairs and supply chain infrastructure. Accordingly, we have entered into therapeutic collaborations with other companies that we believe can provide such capabilities, including our collaboration and license agreements with GSK and Boehringer Ingelheim. We also rely on Genentech to manage our combination trial of tazemetostat and atezolizumab in relapsed or refractory diffuse large B-cell lymphoma, or DLBCL. With our reacquisition of tazemetostat rights under our amended and restated collaboration and license agreement with Eisai, we do not have access to Eisai’s capabilities for tazemetostat except regarding Japan. Our collaborations have provided us with important funding for our development programs and product platform and we expect to receive additional funding under these collaborations in the future. Our existing therapeutic collaborations, and any future collaborations we enter into, may pose a number of risks, including the following:

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

Any performance failure on the part of our existing or future manufacturers could delay clinical development, or marketing approval, and could adversely impact our ability to sell our approved products. We have already built additional redundancy in our supply chain and have plans to continue to qualify additional raw material manufacturers in our TAZVERIK supply chain. If our current contract manufacturers cannot perform as agreed, we may be required to replace such manufacturers. Although we believe that there are several potential alternative manufacturers who could manufacture tazemetostat, we may incur added costs and delays in identifying and qualifying any such replacement.

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

Our commercial success depends upon our ability, and the ability of our collaborators, to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. There is considerable intellectual property litigation in the biotechnology and pharmaceutical industries. We may become party to, or threatened with, litigation regarding intellectual property rights with respect to our products and technology. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future.  For example, with respect to tazemetostat, we are aware of a U.S. patent held by a third party, which could be construed to cover use of tazemetostat in certain clinical indications. We have preemptively requested inter partes review at the U.S. Patent and Trademark Office challenging the validity of that patent. In the event that an owner of this patent were to bring an infringement action against us, we believe we have defenses that we could assert in such event, and additionally in the U.S. Patent & Trademark Office, including the invalidity of the relevant claims of such patents. However, we may not be successful in asserting these defenses, including proving invalidity, and could be found to infringe this third party patent.

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

In March 2010, the U.S. Congress passed the PPACA, a sweeping law which included changes to the coverage and reimbursement of drug products under government healthcare programs.

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

In addition, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the PPACA is an essential and inseverable feature of the PPACA, and therefore because the mandate was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the PPACA are invalid as well. The Trump administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. The Trump administration recently represented to the Court of Appeals considering this judgment that it does not oppose the lower court’s ruling.  On July 10, 2019, the Court of Appeals for the Fifth Circuit heard oral argument in this case.  On December 18, 2019, that court affirmed the lower court’s ruling that the individual mandate portion of the PPACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the PPACA. On January 21, 2020, the U.S. Supreme Court declined to review this decision on an expedited basis, but, on March 3, 2020, the Court agreed to hear the case.  Subsequently, on June 25, 2020, the Trump administration and a coalition of 18 states asked the Court to strike down the entirety of PPACA. Oral argument before the Court is scheduled for November 10, 2020. Litigation and legislation over the PPACA are likely to continue, with unpredictable and uncertain results.

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

The costs of prescription pharmaceuticals in the United States continues to be the subject of considerable discussion in the United States, and members of Congress and the Trump administration have stated that they intend to address such costs through new legislative and administrative measures. For example, President Trump has issued multiple executive orders that are intended to lower the costs of prescription drug products.

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

Despite the implementation of security measures, our internal information systems and those of third parties are vulnerable to damage from computer viruses, malware, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Such systems are also vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees, our collaborators, contractors, consultants, vendors, business partners and other third parties, or from cyberattacks by malicious third parties over the Internet or through other mechanisms. Cyberattacks are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. Cyberattacks could include the deployment of harmful malware, ransomware, denial of service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. Cyberattacks also could include phishing attempts or e-mail fraud to cause payments or information to be transmitted to an unintended recipient. Our employees and systems have been and likely will continue to be targeted by such cyberattacks.

While we have not experienced any material system failure, accident, cyber-attack or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs, clinical trials and business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions, in addition to possibly requiring substantial expenditures of resources to remedy. For example, the loss of clinical trial data from clinical trials could result in delays or termination of our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.  In addition, as risks with respect to our information systems continue to evolve, we will incur additional costs to maintain the security of our information systems and comply with evolving laws and regulations pertaining to cybersecurity and related areas. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, including regulatory fines and other losses with respect to privacy claims, enrollment in our clinical trials could be negatively affected, our competitive position and reputation could be harmed and the further development and commercialization of our product candidates could be delayed. While we maintain cybersecurity insurance, our insurance may be insufficient to cover all liabilities incurred by these incidents, and any incidents may result in loss of, or increased costs of, our cybersecurity insurance.

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

Our stock price has been and may in the future be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. From January 1, 2019 until October 30, 2020, the sale price of our common stock as reported on the Nasdaq Global Select Market ranged from a high of $27.82 to a low of $5.81. The market price for our common stock may be influenced by many factors, including:

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

Item 5.Other Information

Pharmakon Loan Agreement

On November 3, 2020, Epizyme, Inc., or the Company, entered into an Amended and Restated Loan Agreement with BioPharma Credit PLC, or the Collateral Agent, and BioPharma Credit Investments V (Master) LP and BPCR Limited Partnership (as transferee of BioPharma Credit Investments V (Master) LP’s interest as a lender), or the Lenders, amending and restating the loan agreement dated November 4, 2019.  The Amended and Restated Loan Agreement provides for, among other things, an additional secured term loan facility of $150.0 million, or the Tranche D Loan.  On November 3, 2020, the Company also delivered written notice to the Lenders to draw down the Tranche D Loan, which the Company expects will be funded on November 18, 2020.  The Company’s right to borrow, and the Lenders’ obligation to lend, the Tranche D Loan is subject to the satisfaction of customary closing conditions and ongoing effectiveness of FDA approval of TAZVERIK for the treatment of FL.

The interest rate for the Tranche D Loan will be determined by reference to a Eurodollar rate plus 7.75% above such Eurodollar rate. The Eurodollar rate will have a 2.00% floor. The Tranche D Loan will be due in eight equal quarterly principal payments commencing on the 51st month anniversary of the date on which the Lenders fund the Tranche D Loan. All unpaid principal and interest under the Tranche D Loan will be due and payable on the 72nd month anniversary of the date on which the Lenders fund the Tranche D Loan.

The Amended and Restated Loan Agreement also amended the payment period principal and interest for the first three tranches of term loans.  Under the original terms, the Company was required to make interest only payments on the outstanding obligation through February 28, 2023, and thereafter eight quarterly payments of principal and interest.  Under the amended and restated terms, the Company is required to make interest only payments on the $70.0 million outstanding obligation through November 2023, and thereafter four quarterly payments of principal and interest.  All unpaid principal and interest on the $70.0 million borrowed under the original Loan Agreement is due and payable in November 2024, the 60th month anniversary of the date on which the Lenders funded the first tranche of term loans.  The interest rates for the existing tranches of term loans remain unchanged and will continue to be determined by reference to a Eurodollar rate plus 7.75% above such Eurodollar rate. The Eurodollar rate will have a 2.00% floor.

Under the Amended and Restated Loan Agreement the Company has the right to request from the Lenders, subject to the Lenders’ agreement to lend additional amounts to the Company, up to an additional $150.0 million, provided that the Company has not prepaid any outstanding term loans at the time of the Company’s request and such request is made before November 18, 2021.

Each of the four term loans may be prepaid before maturity in whole or in part, however there is a $50.0 million minimum prepayment for any prepayment of the them loans. If the Company prepays any tranche of term loans, in whole or in part, during the first 36 months from the date on which the Lenders funded such tranche of term loans, then the Company must pay a prepayment premium equal to the greater of (x) a make-whole amount equal to the interest that would have accrued on the principal amount to be prepaid and (y) a premium equal to 0.03 multiplied by the principal amount to be prepaid. If the Company prepays a tranche of term loan, in whole or in part, between the 36th month and 48th month from the date on which the Lenders funded such tranche of term loans, then the Company must pay a prepayment premium equal to 0.02 multiplied by the principal amount to be prepaid. If the Company prepays a tranche of term loans, in whole or in part, between the 48th month and 60th month from the date on which the Lenders funded such tranche of term loans, then the Company must pay a prepayment premium equal to 0.01 multiplied by the principal amount to be prepaid.

The obligations under the Amended and Restated Loan Agreement, including the Company’s payment obligations in respect of the Tranche D Loan if and when funded, are secured by the first priority security interest in and a lien on substantially all of the assets of the Company, subject to certain exceptions, that the Company granted to the Lenders in connection with the first tranche of term loans under the Loan Agreement.

The Amended and Restated Loan Agreement contains certain customary representations and warranties, affirmative and negative covenants and events of default applicable to the Company and its subsidiaries.  If an event of default occurs and is continuing, the Collateral Agent may, among other things, accelerate the loans and foreclose on the collateral.

Pablo Legorreta, a member of the Company’s board of directors, is a co-founder of Pharmakon Advisors LP, an affiliate of the Collateral Agent and Lenders.

Termination of Celgene Collaboration

As previously disclosed, the Company entered into a collaboration and license agreement between the Company and Celgene International Sàrl and Celgene Corporation, or Celgene, dated as of April 2, 2012, which was subsequently amended by the amended and restated collaboration and license agreement between the Company and Celgene Corporation and Celgene RIVOT Ltd. dated as of July 8, 2015, or the Celgene Collaboration Agreement. On November 3, 2020, the Company received a notice of termination of the Celgene Collaboration Agreement from Celgene pursuant to Celgene’s unilateral right to terminate without cause under Section 12.2.1 of the Celgene Collaboration Agreement. The termination will become effective as of January 2, 2021, which is 60 days from the date of receipt the notice.

Item 6.	Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are as follows:

Exhibit Number	Description of the Exhibit

10.1☐	Amendment No. 2 to Collaboration Agreement dated September 17, 2020 by and between the Company and Boehringer Ingelheim International GmbH. (1)

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

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

Dated: November 6, 2020

EPIZYME, INC.

By:	/s/ Paolo Tombesi
Paolo Tombesi
Chief Financial Officer
(Principal Financial Officer)