Form 10-Q
period 2021-03-31
Epizyme, Inc.
filed 2021-05-06
CIK 1571498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

The number of shares outstanding of the registrant’s common stock as of April 30, 2021: 101,975,604 shares.

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

Epizyme® and TAZVERIK® are registered trademarks of Epizyme, Inc. in the United States and other countries. Epizyme, Inc. has also submitted trademark applications for Epizyme™ and TAZVERIK™ in other countries. All other trademarks, service marks or other tradenames appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

Forward-looking Information

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. These statements may be identified by such forward-looking terminology as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and similar statements or variations of such terms. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

•	our plans to develop and commercialize novel epigenetic therapies for patients with cancer;
•	the ongoing commercialization of TAZVERIK;
•	our sales, marketing and distribution capabilities and strategies, including for the commercialization and manufacturing of TAZVERIK and any future products;
•	the rate and degree of market acceptance and clinical utility of TAZVERIK and any future products;
•	our ongoing and planned clinical trials, including the timing of initiation and enrollment in the trials, the timing of availability of data from the trials and the anticipated results of the trials;
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

All of our forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q only. In each case, actual results may differ materially from such forward-looking information as a result of various important factors. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of or any material adverse change in one or more of the risk factors or risks and uncertainties referred to in this Quarterly Report on Form 10-Q or our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, or our Annual Report, or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the Securities and Exchange Commission, or the SEC, could materially and adversely affect our business, prospects, financial condition and results of operations. Except as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections or other circumstances affecting such forward-looking statements occurring after the date of this Quarterly Report on Form 10-Q, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Quarterly Report on Form 10-Q which modify or impact any of the forward-looking statements contained in this Quarterly Report on Form 10-Q will be deemed to modify or supersede such statements in this Quarterly Report on Form 10-Q.

Our management’s discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which have been prepared by us in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim periods and with Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our management’s discussion and analysis should be read in conjunction with these unaudited condensed consolidated financial statements and the notes thereto as well as in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report. The three months ended March 31, 2021 and 2020 are referred to as the first quarter of 2021 and 2020, respectively.

Note regarding certain references in this Quarterly Report on Form 10-Q

Unless otherwise stated or the context indicates otherwise, all references herein to “Epizyme,” “Epizyme, Inc.,” “we,” “us,” “our,” “our company,” “the Company” and similar references refer to Epizyme, Inc. and its wholly owned subsidiary, Epizyme Securities Corporation.

In addition, unless otherwise stated or the context indicates otherwise, all references in this Quarterly Report on Form 10-Q to “TAZVERIK (tazemetostat)” and “TAZVERIK” refer to tazemetostat in the context of the commercially-available product for which we received accelerated approval from the United States Food and Drug Administration in January 2020 for epithelioid sarcoma and in June 2020 for follicular lymphoma, as more fully described herein; whereas, unless otherwise stated or the context indicates otherwise, all references herein to “tazemetostat” refer to tazemetostat in the context of the product candidate for which we are exploring further applications and indications, as more fully described herein.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

EPIZYME, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except per share data)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$73,711	$168,215
Marketable securities	225,232	205,391
Accounts receivable, net	9,764	3,105
Inventory	14,817	10,461
Prepaid expenses and other current assets	16,893	17,921
Total current assets	340,417	405,093
Property and equipment, net	2,035	2,152
Operating lease assets	16,272	17,305
Intangible assets, net	45,964	47,002
Restricted cash and other assets	2,023	2,021
Total assets	$406,711	$473,573
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,357	$10,163
Accrued expenses	23,853	28,572
Current portion of operating lease obligation	4,796	4,665
Deferred revenue	5,000	—
Total current liabilities	39,006	43,400
Operating lease obligation, net of current portion	14,150	15,409
Related party long-term debt, net of debt discount	215,858	215,670
Other long-term liabilities	20	21
Related party liability related to sale of future royalties	14,646	14,176
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized; 338 shares issued and outstanding (equivalent to 3,378 shares of common stock upon conversion at a 10:1 ratio)	36,127	36,127
Common stock, $0.0001 par value; 150,000 shares authorized; 101,969 shares and 101,627 shares issued and outstanding, respectively	10	10
Additional paid-in capital	1,145,875	1,137,470
Accumulated other comprehensive income	6	3
Accumulated deficit	(1,058,987)	(988,713)
Total stockholders’ equity	123,031	184,897
Total liabilities and stockholders’ equity	$406,711	$473,573

See notes to condensed consolidated financial statements.

EPIZYME, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(Amounts in thousands, except per share data)

	Three Months Ended March 31,
	2021	2020
Revenue:
Product revenue, net	$6,191	$1,284
Collaboration and other revenue	1,440	70
Total revenue	7,631	1,354
Operating expenses:
Cost of revenue	2,853	614
Research and development	32,704	25,163
Selling, general and administrative	36,411	26,927
Total operating expenses	71,968	52,704
Operating loss	(64,337)	(51,350)
Other (expense) income, net:
Interest (expense) income, net	(5,476)	756
Other income (expense), net	9	(48)
Related party non-cash interest expense related to sale of future royalties	(470)	(295)
Other (expense) income, net	(5,937)	413
Net loss	$(70,274)	$(50,937)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities	3	(94)
Comprehensive loss	$(70,271)	$(51,031)
Net loss per share attributable to common stockholders:
Basic	$(0.69)	$(0.51)
Diluted	$(0.69)	$(0.51)
Weighted-average common shares outstanding used in net loss per share attributable to common stockholders:
Basic	101,790	99,616
Diluted	101,790	99,616

See notes to condensed consolidated financial statements.

EPIZYME, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(70,274)	$(50,937)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,282	512
Stock-based compensation	7,015	6,510
Amortization of discount (premium) on investments	363	(270)
Amortization of debt discount	188	83
Loss on disposal of property and equipment	—	19
Non-cash interest expense associated with the sale of future royalties	470	295
Changes in operating assets and liabilities:
Accounts receivable	(6,659)	918
Inventory	(4,356)	(1,703)
Prepaid expenses and other current assets	1,028	(7,104)
Accounts payable	(4,816)	(2,716)
Accrued expenses	(4,719)	(4,489)
Deferred revenue	5,000	—
Operating lease assets	1,033	733
Operating lease liabilities	(1,128)	(155)
Other assets and liabilities	(2)	36
Net cash used in operating activities	(75,575)	(58,268)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(120,589)	(13,999)
Maturities of available-for-sale securities	100,389	58,578
Purchase of intangible asset	-	(25,000)
Purchases of property and equipment	(119)	(63)
Net cash (used in) provided by investing activities	(20,319)	19,516
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment of offering costs	—	(79)
Proceeds from the issuance of debt	—	25,000
Payment of debt issuance costs	—	(90)
Proceeds from the issuance of common stock in connection with the exercise of the Put Option, net of financing costs	—	49,915
Proceeds from stock options exercised	199	3,140
Issuance of shares under employee stock purchase plan	1,191	646
Net cash provided by financing activities	1,390	78,532
Net (decrease) increase in cash, cash equivalents and restricted cash	(94,504)	39,780
Cash, cash equivalents and restricted cash, beginning of period	169,724	140,991
Cash, cash equivalents and restricted cash, end of period	$75,220	$180,771
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$5,368	$914
Property and equipment included in accounts payable or accruals	$10	$22

See notes to condensed consolidated financial statements

EPIZYME, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

(Amounts in thousands, except share amounts)

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2019	97,783,476	$10	350,000	$37,432	$1,050,695	$(757,019)	$19	$331,137
Issuance of common stock in connection with the exercise of the Put Option (net of financing costs of $85)	2,500,000	—	—	—	49,915	—	—	49,915
Issuance of common stock in connection with the conversion of series A convertible preferred stock	122,000	—	(12,200)	(1,305)	1,305	—	—	—
Exercise of stock options and vesting of restricted stock units	579,919	—	—	—	3,140	—	—	3,140
Stock-based compensation	—	—	—	—	6,475	—	—	6,475
Issuance of shares under employee stock purchase plan	60,576	—	—	—	646	—	—	646
Issuance of shares of common stock in lieu of board fees	1,404	—	—	—	35	—	—	35
Unrealized loss on available for sale securities	—	—	—	—	—	—	(94)	(94)
Net loss	—	—	—	—	—	(50,937)	—	(50,937)
Balance at March 31, 2020	101,047,375	$10	337,800	$36,127	$1,112,211	$(807,956)	$(75)	$340,317

Balance at December 31, 2020	101,627,070	$10	337,800	$36,127	$1,137,470	$(988,713)	$3	$184,897
Exercise of stock options and vesting of restricted stock units	188,000	—	—	—	199	—	—	199
Stock-based compensation	—	—	—	—	6,943	—	—	6,943
Issuance of shares under employee stock purchase plan	146,049	—	—	—	1,191	—	—	1,191
Issuance of shares of common stock in lieu of board fees	7,632	—	—	—	72	—	—	72
Unrealized gain on available for sale securities	—	—	—	—	—	—	3	3
Net loss	—	—	—	—	—	(70,274)	—	(70,274)
Balance at March 31, 2021	101,968,751	$10	337,800	$36,127	$1,145,875	$(1,058,987)	$6	$123,031

See notes to condensed consolidated financial statements.

EPIZYME, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. The Company

Epizyme, Inc. (collectively referred to with its wholly owned, controlled subsidiary, Epizyme Securities Corporation, as “Epizyme” or the “Company”) is a commercial-stage biopharmaceutical company that is committed to rewriting treatment for people with cancer through the discovery, development, and commercialization of novel epigenetic medicines. The Company aspires to change the standard of care for patients and physicians by developing targeted medicines with fundamentally new mechanisms of action directed at specific causes of hematological malignancies and solid tumors.

Through March 31, 2021, in addition to revenues from product sales, the Company has raised an aggregate of $1,527.4 million to fund its operations. This includes $243.8 million of non-equity funding through its collaboration agreements, $368.1 million of funding, consisting of $150.0 million in equity funding received through agreements with RPI Finance Trust, or RPI, and $218.1 million in debt financing received through a loan agreement with BioPharma Credit Investments V (Master) LP and BPCR Limited Partnership (as transferee of BioPharma Credit Investments V (Master) LP’s interest as a lender), or the Lenders, $839.5 million from the sale of common stock and series A convertible preferred stock in the Company’s public offerings and $76.0 million from the sale of redeemable convertible preferred stock in private financings prior to the Company’s initial public offering in May 2013. As of March 31, 2021, the Company had $298.9 million in cash, cash equivalents and marketable securities.

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

The Company commenced active operations in early 2008. Since its inception, the Company has generated an accumulated deficit of $1,059.0 million through March 31, 2021 and will require substantial additional capital to fund its research, development, and commercialization efforts. The Company is subject to risks common to companies in the biotechnology industry, including, but not limited to, risks of failure of commercialization, clinical trials and preclinical studies, the need to obtain additional financing to fund the future development and commercialization of tazemetostat and the rest of its pipeline, the need to obtain marketing approval for its product candidates, the need to successfully commercialize and gain market acceptance of its product candidates, the impact of the COVID-19 pandemic on the Company’s business, results of operations, and financial condition, dependence on key personnel, protection of proprietary technology, compliance with government regulations, development by competitors of technological innovations and ability to transition from clinical-stage manufacturing to commercial-stage production of products.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, or the Annual Report.

The unaudited condensed consolidated financial statements include the accounts of Epizyme, Inc. and its wholly owned, controlled subsidiary, Epizyme Securities Corporation. All intercompany transactions and balances of subsidiaries have been eliminated in consolidation. In the opinion of management, the information furnished reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair presentation of the results for the reported interim periods. The Company considers events or transactions that occur after the balance sheet date but before the condensed consolidated financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The three months ended March 31, 2021 and 2020 are referred to as the first quarter of 2021 and 2020, respectively. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period.

Use of Estimates

The preparation of these condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities, as of the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results and outcomes may differ materially from management’s estimates, judgments and assumptions.

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended March 31, 2021 are consistent with those discussed in Note 2 to the consolidated financial statements in the Annual Report and are updated below as necessary.

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

The Company’s evaluation entails analyzing prospective operating budgets and forecasts for expectations of the Company’s cash needs, and comparing those needs to its available cash, cash equivalents and marketable securities. The analysis for the first quarter of 2021 included consideration of the Company’s current cash needs, including its research and development plans, commercialization activities associated with the ongoing launch of TAZVERIK in the ES and FL indications, and its existing debt service obligations. The Company also evaluated its forecasted product revenues from sales of TAZVERIK. Such estimates of future sales contain significant judgement as TAZVERIK was recently launched and there is little or no history with which to base such estimates. The Company expects its available cash, cash equivalents and marketable securities will be sufficient to fund current planned operations and capital expenditure requirements for at least the next twelve months from the filing date of this Quarterly Report on Form 10-Q with the SEC. As a result, the Company concluded that it did not identify conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these financial statements were issued. The Company’s current operating plan is based on assumptions that may prove to be wrong, and the Company could use its capital resources sooner than it expects.

Recently Adopted Accounting Pronouncements

Revenue Recognition – Collaboration Revenue

In November 2018, the FASB, issued ASU 2018-18, Collaborative Arrangements, or ASC 808, which clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue when the collaborative arrangement participant is a customer in the context of a unit of account and precludes recognizing as revenue consideration received from a collaborative arrangement participant if the participant is not a customer. The new standard is effective in the first quarter of fiscal 2021.

The Company adopted ASC 808 effective in the first quarter of fiscal 2021 and the Company’s adoption of this standard did not have a material effect on the Company’s condensed consolidated statements of operations and comprehensive loss or condensed consolidated statements of cash flows.

Income Taxes

In December 2019, the Financial Accounting Standards Board, or the FASB, issued ASU 2019-12, Income Taxes, or ASC 740, which simplifies the accounting for income taxes. The new standard is effective in the first quarter of fiscal 2021.

The Company adopted ASC 740 effective in the first quarter of fiscal 2021 and the Company’s adoption of this standard did not have a material effect on the Company’s condensed consolidated statements of operations and comprehensive loss or condensed consolidated statements of cash flows.

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

Other Revenue

Other revenue consists of revenue from the sales of tazemetostat active pharmaceutical ingredient (API) and drug product to the Company’s licensees or collaborators.  We recognize revenue on tazemetostat API and drug product when control has transferred under the terms of each agreement.

Cost of Revenues

The cost of revenues primarily consists of costs related to the sales of TAZVERIK and sales of tazemetostat API and drug product to the Company’s licensees or collaborators . These costs include materials, labor, manufacturing overhead, amortization of milestone payments, and royalties payable on net sales of TAZVERIK. Cost of revenues for the three months ended March 31, 2021, included approximately $0.8 million related to sales of tazemetostat drug product.

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

Inventory is composed of raw materials, intermediate materials, which are classified as work-in-process, and finished goods, which are goods that are available for sale. The Company states inventory at the lower of cost or net realizable value with the cost based on the first-in, first-out method. If the Company identifies excess, obsolete or unsalable items, it writes down its inventory to its net realizable value in the period in which the impairment is identified. These adjustments are recorded based upon various factors related to the product, including the level of product manufactured by the Company, the level of product in the distribution channel, current and projected demand, the expected shelf-life of the product and firm inventory purchase commitments. Shipping and handling costs incurred for inventory purchases are included in inventory costs and costs incurred for product shipments are recorded as incurred in cost of revenue.

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

Intangible Assets, Net

Intangible assets consist of capitalized milestone payments made to third parties under an in-license of patent rights upon receiving regulatory approval of TAZVERIK. The finite lived intangible assets are being amortized on a straight-line basis over the expected time period the Company will benefit from the in-licensed rights, which is generally the patent life. Intangible assets are recorded at cost at the time of their acquisition and are stated in the Company’s condensed consolidated balance sheets net of accumulated amortization and impairments, if applicable. The amortization expense is recognized as cost of revenue in the Company’s condensed consolidated statement of operations. During the first quarter of 2020 the Company paid a $25.0 million milestone payment under its agreement with Eisai, Co., Ltd., or Eisai, upon regulatory approval of tazemetostat for ES. During the second quarter of 2021 the Company paid a $25.0 million milestone payment under its agreement with Eisai upon regulatory approval of tazemetostat for FL. Both regulatory milestones have been capitalized as intangible assets.

The following table presents intangible assets as of March 31, 2021 (in thousands):

	March 31, 2021	Estimated useful life (years)
In-licensed rights	$50,000	12.2
Less: accumulated amortization	(4,036)
Total intangible asset, net	$45,964

The Company recorded approximately $1.0 million and $0.3 million in amortization expense related to intangible assets, using the straight-line methodology, during the three months ended March 31, 2021 and 2020, respectively. Estimated future amortization expense for intangible assets for the remainder of the year ended December 31, 2021 is $3.1 million and approximately $4.2 million per year thereafter.

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

The following table summarizes activity in each of the above product revenue allowances and reserve categories for the three months ended March 31, 2021:

	Chargebacks, Discounts, and	Government and Other
	Fees	Rebates	Returns	Total
	(In thousands)
Balance, January 1, 2021	$133	$428	$67	$628
Provision	399	610	—	1,009
Payments or credits	(323)	(572)	—	(895)
Balance, March 31, 2021	$209	$466	$67	$742

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of accounts receivable from customers and cash held at financial institutions. The Company believes that such customers and financial institutions are of high credit quality.

For the three months ended March 31, 2021 and 2020, net product revenue was primarily accounted from four individual customers. Revenue earned from each customer as a percentage of net product revenue is as follows:

	Three Months Ended March 31,
	2021	2020
Customer 1	42%	59%
Customer 2	14%	3%
Customer 3	25%	13%
Customer 4	19%	25%

As of March 31, 2021 and December 31, 2020, the four individual customers were accounted for as a percentage of accounts receivable as follows:

	March 31, 2021	December 31, 2020
Customer 1	22%	21%
Customer 2	14%	14%
Customer 3	33%	29%
Customer 4	31%	36%

No other customer accounted for more than 10 percent of net product revenue or accounts receivable.

4. Cash

A reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows, is as follows:

	As of March 31,
	2021	2020
	(In thousands)
Cash and cash equivalents	$73,711	$179,262
Restricted cash, as part of other assets	1,509	1,509
Total cash, cash equivalents, and restricted cash
shown in the condensed consolidated statements of cash flows	$75,220	$180,771

The $1.5 million in restricted cash as of both March 31, 2021 and March 31, 2020 is comprised of $0.5 million in a letter of credit as a security deposit for the Company’s office and laboratory lease at Technology Square in Cambridge, Massachusetts and $1.0 million in a letter of credit as a security deposit for the Company’s office lease at Hampshire Street in Cambridge, Massachusetts. The Company has recorded cash held to secure these letters of credit as restricted cash in restricted cash and other assets on the condensed consolidated balance sheet. The restricted cash is classified as non-current based on the related lease terms.

5. Marketable Securities

The following table summarizes the available-for-sale securities held at March 31, 2021 (in thousands):

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$132,118	$6	$(8)	$132,116
Corporate notes	13,067	—	(5)	13,062
U.S. government agency securities and U.S. Treasuries	80,041	13	—	80,054
Total	$225,226	$19	$(13)	$225,232

The following table summarizes the available-for-sale securities held at December 31, 2020 (in thousands):

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$158,907	$14	$(8)	$158,913
Corporate notes	33,437	3	(7)	33,433
U.S. government agency securities and U.S. Treasuries	13,044	1	—	13,045
Total	$205,388	$18	$(15)	$205,391

Certain short-term debt securities with original maturities of less than 90 days are included in cash and cash equivalents within the consolidated balance sheets and are not included in the tables above.

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. At March 31, 2021, the balance in the Company’s accumulated other comprehensive loss was composed solely of activity related to the Company’s available-for-sale marketable securities. There were no realized gains or losses recognized on the sale or maturity of available-for-sale securities during the three months ended March 31, 2021, and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive loss for the same period.

The aggregate fair value of available-for-sale securities held by the Company in an unrealized loss position for less than twelve months as of March 31, 2021 was $61.0 million, which consisted of 10 commercial paper securities and 5 corporate notes securities. The aggregate unrealized loss for those securities in an unrealized loss position for less than twelve months as of March 31, 2021 was less than $0.1 million.

The Company does not intend to sell and it is unlikely that the Company will be required to sell the above investments before recovery of their amortized cost bases, which may be maturity. The Company determined that there was no material change in the credit risk of any of its investments. As a result, the Company determined it did not hold any investments that were impaired as of March 31, 2021. The Company reviews its portfolio of available-for-sale debt securities, using both quantitative and qualitative factors, to determine if declines in fair value below cost have resulted from a credit-related loss or other factors. If the decline in fair value is due to credit-related factors, a loss is recognized in net income, whereas if the decline in fair value is not due to credit-related factors, the loss is recorded in other comprehensive income (loss). The weighted-average maturity of the Company’s portfolio was approximately four months at March 31, 2021.

6. Fair Value Measurements

The Company’s financial instruments as of March 31, 2021 and December 31, 2020 consisted primarily of cash and cash equivalents, marketable securities and accounts receivable and accounts payable. As of March 31, 2021 and December 31, 2020, the Company’s financial assets recognized at fair value consisted of the following:

	Fair Value as of March 31, 2021
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents	$68,366	$60,517	$7,849	$—
Marketable securities:
Commercial paper	132,116	—	132,116	—
Corporate notes	13,062	—	13,062	—
U.S. government agency securities and treasuries	80,054	—	80,054	—
Total	$293,598	$60,517	$233,081	$—

	Fair Value as of December 31, 2020
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents	$163,264	$113,505	$49,759	$—
Marketable securities:
Commercial paper	158,913	—	158,913	—
Corporate notes	33,433	—	33,433	—
U.S. government agency securities and treasuries	13,045	—	13,045	—
Total	$368,655	$113,505	$255,150	$—

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

7. Inventory

All of the Company’s inventories relate to the manufacturing of TAZVERIK. The following table sets forth the Company’s inventories as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
	(In thousands)
Raw materials	$1,307	$1,068
Work in process	12,659	8,564
Finished goods	851	829
Total	$14,817	$10,461

As of March 31, 2021 the Company has not capitalized inventory costs related to its other drug development programs.

8. Supplemental Balance Sheet Information

Accrued expenses consisted of the following:

	March 31, 2021	December 31, 2020
	(In thousands)
Employee compensation and benefits	$6,229	$11,921
Research and development expenses	10,762	10,664
Professional services and other	6,862	5,987
Accrued expenses	$23,853	$28,572

9. Income Taxes

The Company did not record a federal or state income tax provision or benefit for the three months ended March 31, 2021 and 2020 due to the expected and known loss before income taxes to be incurred, or incurred, as applicable, for the years ended December 31, 2021 and 2020, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets.

10. Commitments and Contingencies

There have been no significant changes to the Company’s commitments and contingencies, other than the minimum lease payments as disclosed in Note 11, Leases, in the three months ended March 31, 2021, as compared to those disclosed in Note 9, Commitments and Contingencies, included in its Annual Report.

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

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020

Lease cost
Operating lease cost	$1,515	$1,550
Variable lease cost	480	422
Total lease cost	$1,995	$1,972

Other information
Operating cash flows used for operating leases	$1,605	$981
Weighted average remaining lease term	4.7 years	5.2 years
Weighted average discount rate	9.81%	9.63%

Future minimum lease payments under the Company’s non-cancelable operating leases as of March 31, 2021, are as follows:

(In thousands)
2021	$4,832
2022	6,256
2023	2,984
2024	3,053
Thereafter	6,966
Total lease payments	$24,091
Less: imputed interest	(5,145)
Total operating lease liabilities at March 31, 2021	$18,946

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

Agreement Structure

Under the agreement, the Company has received and recognized as collaboration revenue totaling $89.0 million, consisting of upfront payments, fixed research funding, research and development services and preclinical and research and development milestone payments. As of March 31, 2021, for the two remaining targets, the Company is eligible to receive up to $50.0 million in clinical development milestone payments, up to $197.0 million in regulatory milestone payments and up to $128.0 million in sales-based milestone payments. As a result of the termination of the agreement as it relates to the third target, the Company will receive no additional payments related to that target. In addition, GSK is required to pay the Company royalties, at percentages from the mid-single digits to the low double-digits, on a licensed product-by-licensed product basis, on worldwide net product sales, subject to reduction in specified circumstances. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, the Company may not receive any additional milestone payments or royalty payments from GSK. GSK became solely responsible for development and commercialization for each licensed target in the collaboration when the research term ended on January 8, 2015.

Collaboration Revenue

Through March 31, 2021, the Company has earned a total of $89.0 million in total collaboration revenue since inception of the GSK agreement, which the Company recognized as collaboration revenue in the condensed consolidated statements of operations and comprehensive loss. The Company did not recognize any collaboration revenue under the agreement in the three months ended March 31, 2021 and March 31, 2020, respectively. The Company did not have any deferred revenue related to this agreement as of March 31, 2021 and 2020, respectively. Any future revenues pursuant to this arrangement will relate to any milestone payments and royalties received under the agreement with respect to the two remaining targets. All remaining milestone payments as of March 31, 2021 have been deemed not probable and therefore have not been recognized as revenue.

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

Pursuant to the Eisai License Agreement, the Company has paid total milestone payments of $70.0 million, $50.0 million of which related to regulatory approval of tazemetostat for ES and FL, which were capitalized as intangible assets on the Company’s condensed consolidated balance sheets.

In March 2021, the Company and Eisai entered into a supply agreement providing for the manufacture and supply to Eisai of tazemetostat drug product. Under the terms of the supply agreement, the Company also agreed to waive its right of exclusive supply of tazemetostat drug substance from the Company’s drug substance manufacturer. The Company has deferred $5.0 million of revenue allocated to the Company’s waiver of its exclusive right to supply of tazemetostat drug substance as of March 31, 2021, which will be recognized in April 2021 upon delivery of the Company’s waiver to the drug substance manufacture. During the three months ended March 31, 2021, the Company recognized $1.3 million related to the delivery of tazemetostat drug product in other revenue.

During the three months ended March 31, 2020, Eisai purchased $0.4 million of drug product from the Company at cost to facilitate development within Japan under the Eisai License Agreement which was recognized as a reduction to research and development expense.

As of March 31, 2021 and December 31, 2020, the Company had accounts receivable of $5.2 million and less than $0.1 million, respectively, due from Eisai. During the three months ended March 31, 2021, the Company recorded $0.9 million related to the worldwide royalties due under the Eisai License Agreement in cost of revenue based on U.S. sales of TAZVERIK and as of March 31, 2021, $0.9 million in royalties were payable under the Eisai License Agreement. During the three months ended March 31, 2020, the Company recorded $0.2 million in cost of revenue related to the worldwide royalties due under the Eisai License Agreement based on U.S. sales of TAZVERIK and as of March 31, 2020, $0.2 million in royalties were payable under the Eisai License Agreement. For additional information regarding certain of the Eisai royalties, see Note 13, Sale of Future Royalties.

Roche

In December 2012, Eisai and the Company entered into a companion diagnostics agreement with Roche Molecular, under which Eisai and the Company engaged Roche Molecular to develop a companion diagnostic to identify patients who possess certain activating mutations of EZH2. In October 2013, this agreement was amended to include additional mutations in EZH2. The development costs due under the amended agreement with Roche Molecular were the responsibility of Eisai until the execution of the amended and restated collaboration and license agreement with Eisai in March 2015, at which time the Company assumed responsibility for the remaining development costs due under the agreement. In December 2015, the Company and Eisai entered into a second amendment to the companion diagnostics agreement with Roche Molecular. The agreement was further amended in March 2018. Under the amended agreement, the Company was responsible for remaining development costs of $10.4 million due under the agreement as of March 2018 and Eisai agreed to reimburse the Company $0.9 million of this amount related to a regulatory milestone for Japan. In July 2019, the Company entered into a fourth amendment to the companion diagnostics agreement. Under the amended agreement, the Company and Roche Molecular agreed to divide a $1.0 million regulatory milestone for the United States into two separate milestone payments, of which $0.5 million was paid by the Company as part of the signed amendment, and the remaining $0.5 million was paid by the Company in December 2019 upon the satisfaction of certain conditions set forth in the fourth amendment to the companion diagnostics agreement. As part of this fourth amendment, Roche Molecular also assigned all of its rights and obligations under the companion diagnostics agreement to Roche Sequencing due to a reorganization at Roche group, and this assignment became effective as of January 1, 2020. As of March 31, 2021, the Company is responsible for the remaining development costs of $1.0 million due under the agreement. The $0.9 million that Eisai agreed to reimburse the Company related to a regulatory milestone for Japan was achieved as of June 30, 2020 and payment received in the fourth quarter of 2020. In addition, the Company paid $1.0 million for the achievement of a development milestone in the fourth quarter of 2020.

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

Collaboration Revenue

Through March 31, 2021, the Company has recognized $26.0 million in total collaboration revenue since the inception of this collaboration. During the three months ended March 31, 2021, the Company did not recognize collaboration revenue under its agreement with Boehringer Ingelheim. During the three months ended March 31, 2020, the Company recognized $0.1 million in collaboration revenue under its agreement with Boehringer Ingelheim.

As of March 31, 2021 and December 31, 2020, the Company did not have any deferred revenue or accounts receivable related to this agreement.

13. Sale of Future Royalties

On November 4, 2019, the Company entered into a loan agreement with BioPharma Credit PLC, or the Collateral Agent, and the Lenders, providing for up to $70.0 million in secured term loans to be advanced in up to three tranches, or the Loan Agreement. As of March 31, 2021, the Company had borrowed an aggregate principal amount under the first tranche of $25.0 million (the “Tranche A Note Payable”), the second tranche of $25.0 million (the “Tranche B Note Payable”), and the third tranche of $20.0 million (the “Tranche C Note Payable”) under the Loan Agreement. On November 3, 2020, the Company, the Collateral Agent and the Lenders amended and restated the Loan Agreement, (as amended and restated, the “Amended and Restated Loan Agreement”), to provide for, among other things, an additional secured term loan of $150.0 million, or the Tranche D Loan. On November 18, 2020, we borrowed the Tranche D Loan (See Note 14, Long-Term Debt). Under the Amended and Restated Loan Agreement the Company has the right to request up to an additional $150.0 million in secured term loans, subject to the approval of the Lenders, provided that the Company has not prepaid any outstanding term loans at the time of the Company’s request and such request is made before November 18, 2021.

On November 4, 2019, the Company also executed a purchase agreement (the “RPI Purchase Agreement”) with RPI. Pursuant to the RPI Purchase Agreement, the Company agreed to sell to RPI 6,666,667 shares of its common stock, a warrant to purchase up to 2,500,000 shares of common stock at an exercise price of $20.00 per share (the “Common Stock Warrant”), and all of the Company’s rights to receive royalties from Eisai with respect to net sales by Eisai of tazemetostat products in Japan pursuant to the Eisai License Agreement and any successor arrangement for Japan sales (the “Japan Royalty”, and collectively, the “Transaction”). In consideration for the sale of shares of common stock, the Common Stock Warrant and the Japan Royalty, RPI paid the Company $100.0 million upon the closing of the RPI Purchase Agreement. In addition, RPI agreed, in connection with RPI’s acquisition from Eisai of the right to receive royalties from the Company under the Eisai License Agreement, to reduce the Company’s royalty obligation by low single digits upon the achievement of specified annual net sales levels over $1.5 billion. In addition, under the RPI Purchase Agreement, the Company has the right to sell, and RPI has the obligation to purchase, subject to certain conditions, including a maximum purchase price of $20.00 per share, $50.0 million of shares of common stock at the Company’s option for an 18-month period from the date of execution of the RPI Purchase Agreement (the “Put Option”). In February 2020, the Company sold 2.5 million shares of its common stock to RPI, for an aggregate of $50.0 million in proceeds pursuant to the Put Option. Additionally, under the terms of the RPI Purchase Agreement, the founder and chief executive officer of RP Management, an affiliate of RPI, and a co-founder of Pharmakon Advisors LP, an affiliate of the Lenders, was elected as a director of the Company. As of March 31, 2021 and December 31, 2020, RPI and its affiliates owned 9.0% and 9.0% of the Company’s common stock, respectively.

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

Although the Company sold all of its rights to receive the Japan Royalty, under the terms of the RPI Agreement, the Company continues to own all tazemetostat intellectual property rights and at execution had significant continuing involvement in the generation of these royalties. Due to the Company’s continuing involvement, the Company will continue to account for any royalties due as revenue and recorded the proceeds from this transaction as a liability (“Royalty Obligation”) that will be accreted using the effective interest method over the estimated life of the RPI Purchase Agreement.

As royalties are remitted to RPI from Eisai, the balance of the Royalty Obligation will be effectively repaid over the life of the Eisai License Agreement. In order to determine the accretion of the Royalty Obligation, the Company is required to estimate the total amount of future royalty payments to RPI over the life of the Eisai License Agreement. The $12.6 million recorded at execution will be accreted to the total of these royalty payments as interest expense over the life of the Royalty Obligation. At execution, the Company’s estimate of this total interest expense resulted in an effective annual interest rate of approximately 9.01%. This estimate contains significant assumptions that impact both the amount recorded at execution and the interest expense that will be recognized over the royalty period. The Company periodically assesses the estimated royalty payments to RPI from Eisai and to the extent the amount or timing of such payments is materially different than the original estimates, an adjustment will be recorded prospectively to increase or decrease interest expense. There are a number of factors that could materially affect the amount and timing of royalty payments to RPI from Eisai, and correspondingly, the amount of interest expense recorded by the Company, most of which are not within the Company’s control. Such factors include, but are not limited to, delays or discontinuation of development of tazemetostat in Japan, regulatory approval, changing standards of care, the introduction of competing products, manufacturing or other delays, generic competition, intellectual property matters, adverse events that result in governmental health authority imposed restrictions on the use of the drug products, significant changes in foreign exchange rates as the royalties remitted to RPI are made in U.S. dollars (USD) while the underlying Japan sales of tazemetostat will be made in currencies other than USD, and other events or circumstances that are not currently foreseen as tazemetostat is still under development in Japan and subject to regulatory approval. Changes to any of these factors could result in increases or decreases to both royalty revenues and interest expense. As of March 31, 2021, the Company’s assessment of the estimated future royalty payments to RPI resulted in a current effective interest rate of approximately 13.3%.

The following table shows the activity of the Royalty Obligation since the transaction inception through March 31, 2021:

As of March 31, 2021
(In thousands)
Proceeds from sale of future royalties	$12,601
Non-cash interest expense recognized	2,045
Liability related to the sale of future royalties - ending balance	$14,646

During the three months ended March 31, 2021 and 2020, no non-cash royalties from net sales of tazemetostat in Japan were recorded and the Company recorded $0.5 million and $0.3 million, respectively, of related non-cash interest expense.

14. Long-Term Debt

On November 4, 2019, the Company entered into the Loan Agreement, which provided for up to $70.0 million in secured term loans to be advanced in up to three tranches. The Company borrowed $70.0 million in the aggregate under the three tranches pursuant to the Loan Agreement. With the FDA’s June 2020 approval of tazemetostat for the treatment of FL in the United States, the Company also had the right, but not the obligation, to request up to an additional $300.0 million in secured term loans, subject to the approval of the Lenders, provided the Company has not prepaid any outstanding term loans at the time of such request and such request is made before November 18, 2021. On November 3, 2020, the Company entered into the Amended and Restated Loan Agreement with the Lenders. The Amended and Restated Loan Agreement provides for, among other things, an additional secured term loan of $150.0 million, or the Tranche D Loan. On November 3, 2020, the Company also delivered written notice to the Lenders to draw down the Tranche D Loan, which was funded on November 18, 2020. The Company paid a commitment fee of 2.00% of the original $70.0 million committed facility amount in November 2019 and 2% of the $150.0 million Tranche D Loan in November 2020, as well as expenses incurred by the Lender in executing the agreements.

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

The Amended and Restated Loan Agreement was accounted for as a debt modification based on a comparison of the present value of the cash flows under the terms of the debt immediately before and after the effective date of The Amended and Restated Loan Agreement, which resulted in a change of less than 10%. As a result, issuance costs paid to the Lenders in connection with The Amended and Restated Loan Agreement were recorded as a reduction of the carrying amount of the debt liability and unamortized issuance costs as of the date of the modification are amortized to interest expense over the repayment term of The Amended and Restated Loan Agreement.

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

The Company has the following minimum aggregate future loan payments at March 31, 2021 (in thousands):

As of March 31, 2021
(In thousands)
2021	$—
2022	—
2023	—
2024	70,000
2025	75,000
2026	75,000
Total minimum payments	220,000
Less amounts representing interest and discount	(4,142)
Less current portion	—
Long-term debt, net of current portion	$215,858

For the three months ended March 31, 2021 and 2020, interest expense related to the Company's Loan Agreement was approximately $5.4 million and $0.7 million, respectively. The total carrying value of debt is classified as long-term on the condensed consolidated balance sheet as of March 31, 2021.

15. Stockholders’ (Deficit) Equity

Common Stock

On March 24, 2020, the Company’s board of directors adopted, subject to stockholder approval, an amendment to the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of common stock, $0.0001 par value per share, from 125,000,000 to 150,000,000 (the “Charter Amendment”). At the Company’s 2020 Annual Meeting of Stockholders, the stockholders of the Company approved the Charter Amendment, which was filed with the Secretary of State of the State of Delaware on May 29, 2020. On April 8, 2021, the Company’s board of directors adopted, subject to stockholder approval, a proposed amendment to the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 150,000,000 to 225,000,000. The number of authorized shares of preferred stock would not be affected by the proposed amendment.

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

The issuance of these shares contributed to significant increases in the Company’s shares of common stock outstanding as of March 31, 2021 and 2020 and in the weighted average shares outstanding for the three months ended March 31, 2021 and 2020 when compared to the comparable prior year periods.

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

Warrants

In November 2019, the Company issued the Common Stock Warrant for the purchase of up to 2,500,000 shares of Common Stock at an exercise price of $20.00 per share to RPI pursuant to the RPI Purchase Agreement (for additional information see Note 13, Sale of Future Royalties), which were classified as equity and recorded at their relative fair value of $8.4 million to additional paid-in-capital on the consolidated balance sheets. The Common Stock Warrant remain outstanding as of March 31, 2021.

16. Stock-Based Compensation

Total stock-based compensation expense related to stock options, restricted stock units, shares issued under the employee stock purchase plan, and shares granted to non-employee directors in lieu of board fees was $7.0 million and $6.5 million for the three months ended March 31, 2021 and March 31, 2020, respectively.

Stock-based compensation expense is classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Research and development	$2,230	$2,162
General and administrative	4,785	4,348
Total	$7,015	$6,510

Stock Options

The weighted-average grant date fair value of options, estimated as of the grant date using the Black-Scholes option pricing model, was $6.75 and $13.37 per option for those options granted during the three months ended March 31, 2021 and 2020, respectively. Key assumptions used to apply this pricing model were as follows:

	Three Months Ended March 31,
	2021	2020
Risk-free interest rate	0.4%	1.3%
Expected life of options	6.00 years	5.98 years
Expected volatility of underlying stock	70.5%	70.3%
Expected dividend yield	0.0%	0.0%

The following is a summary of stock option activity for the three months ended March 31, 2021:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at December 31, 2020	10,225	$14.77
Granted	2,509	10.94
Exercised	(22)	9.15
Forfeited	(396)	15.51
Outstanding at March 31, 2021	12,316	$13.97	7.81	$304
Exercisable at March 31, 2021	5,054	$14.29	6.58	$186

As of March 31, 2021, there was $57.0 million of unrecognized compensation cost related to stock options that are expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 2.79 years.

Restricted Stock Units

During the three months ended March 31, 2021, 971,078 restricted stock units (“RSUs”) were granted to executives and employees. The awards were service-based. Assuming all service conditions are achieved, 25% of the RSUs would vest annually for four years.

	Number of Service Based RSU Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	668	$17.56
Granted	971	10.99
Vested	(166)	17.60
Forfeited	(49)	14.20
Outstanding at March 31, 2021	1,424	$13.20

Compensation expense totaling $1.1 million and $0.5 million was recognized for the service-based RSUs for the three months ended March 31, 2021 and 2020, respectively. Compensation expense totaling $0.0 million and $1.4 million was recognized for the performance-based RSUs for the three months ended March 31, 2021 and 2020, respectively.

As of March 31, 2021, there was $17.2 million of unrecognized compensation cost related to service-based RSUs that are expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 3.39 years. There was no unrecognized compensation cost as of March 31, 2021, related to performance-based RSUs, as all of the performance conditions have been achieved.

During 2019, the Company granted 604,000 RSUs to executives and employees, which contained performance conditions, 20% of the RSUs vested on June 30, 2019, 25% of the RSUs vested on January 23, 2020, 20% of the RSUs vested on March 24, 2020, and 30% of the RSUs vested on June 25, 2020 in connection with achievement of the final performance milestone.

17. Loss Per Share

Basic and diluted loss per share allocable to common stockholders are computed as follows:

	Three Months Ended March 31,
	2021	2020
	(In thousands except per share data)
Net loss	$(70,274)	$(50,937)
Weighted average shares outstanding	101,790	99,616
Basic and diluted loss per share allocable to common stockholders	$(0.69)	$(0.51)

The following common stock equivalents were excluded from the calculation of diluted loss per share allocable to common stockholders because their inclusion would have been anti-dilutive:

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Stock options	12,316	9,624
Restricted stock units	1,424	839
Shares issuable under employee stock purchase plan	31	9
Series A Preferred Stock (if converted)	3,378	3,378
Warrants	2,500	2,500
	19,649	16,350

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our management’s discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which have been prepared by us in accordance with accounting principles generally accepted in the United States, or GAAP, and with Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended. This discussion and analysis should be read in conjunction with these condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission on February 23, 2021 and in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Note on the COVID-19 Pandemic

While the COVID-19 pandemic has had an impact on our business, operations, and financial performance, we have taken and plan to continue to take steps to evaluate, monitor, manage, and respond to the challenges that have arisen from the COVID-19 pandemic and to new challenges that may arise. We continue to operate under a remote operating model for all employees other than certain members of our laboratory and facilities staff. As part of this remote operating model, our laboratory staff who engage in research and development activities continue to have restricted access to our laboratories. Accordingly, our laboratory staff are not yet back to their full daily output as existed prior to the onset of the COVID-19 pandemic. We continue to evaluate our remote operating model for our offices based on guidance from federal, state and local government authorities, and we expect that some form of this remote operating model will exist for us through at least the third quarter of 2021.

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

For our ongoing commercialization activities for TAZVERIK, our commercial and medical affairs field teams are continuing to use virtual formats as well as in-person interactions where possible in order to allow us to serve the needs of healthcare providers, patients and other stakeholders. Since the third quarter of 2020, the COVID-19 pandemic has continued to negatively impact ES and FL patient visits to physicians, new patient starts across all lines of treatment as well as the ability of our field-based teams to fully access ES and FL prescribers, and these challenges continue into the second quarter of 2021. Notwithstanding these challenges, commercial demand for TAZVERIK in FL has continued to increase month over month and new prescriptions are being written for both EZH2 mutation and wild-type patients, in the academic and community settings, and across multiple treatment lines in relapsed or refractory FL patients. In addition, payor coverage for ES and FL continues to be in-line with the TAZVERIK label. We continue to adapt our commercial strategy as the COVID-19 pandemic persists, including as the availability of COVID-19 vaccine doses increases, to support increased adoption of TAZVERIK in appropriate patients.

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

Please refer to our Risk Factors set forth in Part I, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2020 for further discussion of risks related to the COVID-19 pandemic.

Overview

We are a commercial-stage biopharmaceutical company that is committed to rewriting treatment for people with cancer through the discovery, development, and commercialization of novel epigenetic medicines. We aspire to change the standard of care for patients and physicians by developing targeted medicines with fundamentally new mechanisms of action directed at specific causes of hematological malignancies and solid tumors.

Our vision is focused on four transformative critical imperatives that we refer to as The Next EPIsode: Rewriting Oncology Treatment with Epigenetics. The four pillars of this five-year corporate strategy are:

•

Maximize our effectiveness as a commercial organization to achieve adoption of TAZVERIK among as many FL and ES patients as possible, including in earlier treatment lines and in combination regimens with the data to support this expanded use;

•	Build on TAZVERIK’s pipeline-in-a-drug potential, demonstrating tazemetostat’s benefit in additional hematological malignancies and solid tumors;

•	Expand our pipeline and evolving oncology portfolio, bringing novel oncology therapeutics into clinical development to maintain our position as a leader in epigenetics; and

•	Leverage options to expand patient reach and increase shareholder value, including through commercial, clinical, and research collaborations.

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

As part of the accelerated approval for ES, continued approval for this indication is contingent upon verification and description of clinical benefit in a confirmatory trial. To provide this confirmatory evidence to support a full approval of TAZVERIK for this indication, we are conducting a single global, randomized, controlled Phase 1b/3 confirmatory trial (EZH-301) assessing TAZVERIK in combination with doxorubicin compared with doxorubicin plus placebo as a front-line treatment for ES. The trial is expected to enroll approximately 152 patients. We have completed the planned enrollment in the Phase 1b safety run-in portion of the trial and we expect to commence the Phase 3 efficacy portion of the trial in 2021. We anticipate reporting safety and preliminary activity data from the patients in the safety run-in portion of the study at the American Society of Clinical Oncology annual meeting in June 2021.

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

As part of the accelerated approval for FL, continued approval for these indications is contingent upon verification and description of clinical benefit in a confirmatory trial. To provide this confirmatory evidence to support a full approval of TAZVERIK for these indications, we are conducting a single global, randomized, adaptive Phase 1b/3 confirmatory trial (EZH-302) assessing the combination of TAZVERIK with “R2” (Revlimid® plus rituximab), an approved chemotherapy-free treatment regimen, compared with R2 plus placebo for FL patients in the second-line or later treatment setting.

As of February 2021, the Phase 1b safety run-in portion of the EZH-302 trial had enrolled a total of 13 patients. In March 2021, we announced preliminary data from the safety run-in portion of the trial in these patients. Among the 13 patients evaluated in the safety run-in portion of the trial, which was conducted using a standard dose escalation design, no dose-limiting toxicities, or DLTs, were observed during the first cycle of treatment up to the highest dose of 800mg of TAZVERIK twice daily. As of mid-February 2021, initial data from these patients also showed:

•

All but one of the 13 patients enrolled remain on therapy, and, as of mid-February 2021, seven of the patients were also considered evaluable for efficacy based on the availability of tumor scans from investigators.

•	All seven evaluable patients demonstrated a response to treatment with TAZVERIK+R2 with three complete responses (CR) and four partial responses (PR).

The safety profile as of mid-February 2021 of TAZVERIK + R2 observed in these patients were in line with expectations based on the respective safety profile with the respective drugs; no patients have discontinued due to an adverse event.

Based on discussions with the FDA, we have expanded the Phase 1b safety-run in portion of the trial so that a minimum of 15 patients are evaluated in the Phase 1b safety run-in at the 600mg TAZVERIK twice daily dosing regimen and a minimum of 15 patients are evaluated in the Phase 1b safety run-in at the 800mg TAZVERIK twice daily dosing regimen before we initiate the Phase 3 randomization portion of the trial.

We plan to present further data from the safety run-in portion of the trial at the American Society of Hematology annual meeting in December 2021.

The Phase 3 portion of the trial will be a global, randomized, adaptive Phase 1b/3 confirmatory trial (EZH-302) assessing the combination of TAZVERIK with “R2” (Revlimid® plus rituximab), an approved chemotherapy-free treatment regimen, compared with R2 plus placebo for FL patients in the second-line or later treatment setting.  We expect to conduct this part of the trial in 500 patients. The primary endpoint for the trial will be based on progression free survival as determined by investigator.  Based on discussions with the FDA, the trial will include two interim analyses, the first of which is for futility only and second of which will be conducted for futility, and once 65% of progression free survival events have occurred, will also include an efficacy evaluation.

Through our planned development efforts, our intention is to eventually make TAZVERIK available in all lines of treatment for patients with FL. We plan to leverage the confirmatory trial and post-marketing commitments to expand TAZVERIK into the second-line treatment setting. In collaboration with The Lymphoma Study Association, or LYSA, and based on clinical activity observed with tazemetostat in combination with R-CHOP as a front-line treatment for patients with high risk diffuse large B-cell lymphoma, or DLBCL, we commenced a Phase 2 clinical trial that is being conducted by LYSA evaluating this combination as a front-line treatment for high-risk patients with FL. We also converted an investigator-sponsored study to evaluate tazemetostat in combination with rituximab with FL in the third-line or later treatment settings to a Company-sponsored study in order to expand the number of participating sites, and this study is currently enrolling patients. In addition, we are finalizing plans for investigator-sponsored studies to evaluate tazemetostat in combination with venetoclax or BTK inhibitors for the treatment of patients with FL in the third-line or later treatment settings.

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

In connection with these efforts, we are conducting a global, multi-center, randomized Phase 1b/2 trial (EZH-1101) evaluating tazemetostat in combination with enzalutamide or abiraterone, the standard of care treatments for metastatic castration-resistant prostate cancer, or mCRPC, plus prednisone in chemo-naïve patients with mCRPC. As of February 2021, we had completed enrollment in the Phase 1b safety run-in portion of the EZH-1101 trial with a total of 21 men with mCRPC. In March 2021, we announced preliminary data from the Phase 1b safety run-in portion of the trial.

Among the 21 patients enrolled in the safety run-in portion of the trial, which was conducted using a standard dose escalation design, no DLTs were observed at any dose of tazemetostat up to a maximum dose of 1600mg twice daily for patients receiving tazemetostat plus enzalutamide and 800mg twice daily for patients receiving tazemetostat plus abiraterone. As of mid-February 2021, initial data from the trial also showed:

•	Seven out of 21 patients had a PSA response of ≥50%; one additional patient had a PSA response of ≥35%.
•	Six of the PSA50 responses were in the tazemetostat + enzalutamide cohort (n=13) and one was in the tazemetostat + abiraterone/prednisone cohort (n=8).
•	We also observed a 47% disease control rate to-date and presented an example of radiographic response in a patient achieving a confirmed PR in the trial.
•	All responses were in ARV7 negative patients identified using the EPIC platform. Only one ARV7 positive patient was enrolled in the safety run-in portion of the trial.

We anticipate reporting further safety and preliminary activity data from the safety run-in portion of the trial at a medical meeting in 2021.

Based on these early safety and activity findings observed in the Phase 1b safety run-in portion of the EZH-1101 trial, we recently initiated enrollment in the Phase 2 efficacy portion of the trial evaluating tazemetostat in combination with enzalutamide compared to enzalutamide alone in 80 men with mCRPC.  The primary endpoint for the trial is radiographic progression free survival.

There are four areas where we see the greatest potential for tazemetostat, all of which are based on a strong scientific hypothesis and for diseases that need a new effective and safe treatment option, including:

•	Lymphomas and B-cell malignancies, such as DLBCL, mantle cell lymphoma, or MCL, multiple myeloma and others;
•	Molecularly defined solid tumors, such as chordoma, melanoma, mesothelioma, and tumors harboring an EZH2 or SWI/SNF alteration;
•	PARPi-resistant tumors, such as prostate cancer, small cell lung cancer, and ovarian cancer; and
•	Immunotherapy resistant tumor settings (primary or acquired), including small cell lung cancer, prostate cancer, and others.

To efficiently evaluate tazemetostat’s potential safety and efficacy across multiple new types of hematological malignancies and solid tumors, we plan to initiate two signal finding basket studies in the second half of 2021, a Phase 1b/2 trial evaluating tazemetostat with multiple combinations in hematological malignancies, and a Phase 2 trial evaluating tazemetostat with multiple combinations across three solid tumor types. By using this approach, we will study multiple combinations with standard of care therapies and novel mechanisms of action as we seek to expand the potential of TAZVERIK to patients and the physicians who treat them efficiently and effectively.

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

For geographies outside the United States, we are evaluating the most efficient path to obtain marketing approval, commercialize and distribute TAZVERIK to reach patients, including pursuing potential strategic collaborations.

In Europe, we are continuing to explore and understand what may be necessary in order for us to submit a marketing authorization application to the European Medicines Agency, or EMA, in an effort to obtain marketing approval of tazemetostat from the EMA in ES and FL.

Tazemetostat is covered by claims of U.S. and European composition of matter patents, which are expected to expire in 2032, exclusive of any patent term or other extensions. Tazemetostat has been granted Fast Track designation by the FDA in patients with relapsed or refractory FL, relapsed or refractory DLBCL with EZH2 activating mutations and metastatic or locally advanced ES who have progressed on or following an anthracycline-based treatment regimen. The FDA has also granted orphan drug designation to tazemetostat for the treatment of patients with malignant rhabdoid tumors, or MRT, soft tissue sarcoma, and mesothelioma, and a seven-year orphan drug exclusivity period from the dates of our respective approvals of TAZVERIK for the treatment of patients with ES and for the treatment of patients with FL.

Beyond tazemetostat, we are utilizing our drug discovery platform to progress preclinical efforts and discover and identify additional product candidates to expand our pipeline of inhibitors against several classes of chromatin modifying proteins, or CMPs, including HMTs, histone acetyltransferases, or HATs, and helicases.

The most advanced of these product candidates is an oral inhibitor of SETD2. SETD2 is an HMT, similar to EZH2, which plays multiple important roles in oncogenesis. Based on the potential of SETD2 inhibition in multiple preclinical settings, including high risk t(4;14) multiple myeloma and in other B-cell malignancies such as diffuse large B-cell lymphoma, as well as in combination with existing and emerging therapies including tazemetostat, we plan to submit an Investigational New Drug application, or IND, to the FDA in mid-2021 and initiate a first-in-human clinical trial by the end of 2021.

To date, we have entered into various strategic collaborations, including with Glaxo Group Limited (an affiliate of GlaxoSmithKline plc), or GSK, Eisai, Roche and other third parties. As one of several key aspects of our strategy, we plan to continue to leverage our existing collaborations and to seek to identify new strategic collaborations to further support and grow our business in and outside of the United States.

Through March 31, 2021, in addition to revenues from product sales, we have raised an aggregate of $1,527.4 million to fund our operations. This includes $243.8 million of non-equity funding through our collaboration agreements, $368.1 million of funding, consisting of $150.0 million in equity funding received through agreements with RPI Finance Trust, or RPI, and $218.1 million in debt financing received through an amended and restated loan agreement, or the Amended and Restated Loan Agreement, with BioPharma Credit Investments V (Master) LP and BPCR Limited Partnership (as transferee of BioPharma Credit Investments V (Master) LP’s interest as a lender), or the Lenders, $839.5 million from the sale of common stock and series A convertible preferred stock in our public offerings and $76.0 million from the sale of redeemable convertible preferred stock in private financings prior to our initial public offering in May 2013.

As of March 31, 2021, we had $298.9 million in cash, cash equivalents and marketable securities.

We commenced active operations in early 2008, and since inception, have incurred significant operating losses. Our net loss was $70.3 million for the three months ended March 31, 2021. As of March 31, 2021, our accumulated deficit totaled $1,059.0 million. Notwithstanding our sales of TAZVERIK, we expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect our expenses to increase in connection with our ongoing activities, particularly as we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. In addition, we expect our expenses to increase as we fund our tazemetostat development program; make any milestone and royalty payments provided for and achieved under the amended and restated collaboration and license agreement with Eisai; pay interest and principal associated with the Amended and Restated Loan Agreement; and continue research and development and initiate clinical trials of, and seek regulatory approval for, any future product candidates.

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

The Amended and Restated Loan Agreement contains certain customary representations and warranties, affirmative and negative covenants and events of default applicable to us and our subsidiaries. If an event of default occurs and is continuing, the Collateral Agent under the Amended and Restated Loan Agreement may, among other things, accelerate the loans and foreclose on the collateral. See Note 14, Long-Term Debt, of the notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of the key terms of the Amended and Restated Loan Agreement.

Results of Operations

Revenues

The following is a comparison of total revenues for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020	Change
	(In millions)
Product revenues, net	$6.2	$1.3	$4.9
Collaboration and other revenue	1.4	0.1	1.3
Total revenues	$7.6	$1.4	$6.2

Product Revenues, net

Net product revenues represent U.S. sales from our sole commercial product, TAZVERIK, which was first approved by the FDA on January 23, 2020, less allowances and accruals. During the three months ended March 31, 2021 and 2020, net product revenues were $6.2 million and $1.3 million, respectively. The $4.9 million increase reflects the timing of approval of TAZVERIK for ES in January 2020 and the approval of TAZVERIK for FL in June 2020. Sales allowances and accruals consisted of patient financial assistance, distribution fees, discounts, and chargebacks.

Collaboration and Other Revenue

Our collaboration and other revenue during the periods included amounts recognized from deferred revenue related to upfront payments for licenses or options to obtain licenses in the future, research and development services revenue earned, milestone payments earned under collaboration and license agreements with our collaboration partners and revenue from the sale of tazemetostat active pharmaceutical ingredient (API) and drug product to our licensees or collaborators.

In the three months ended March 31, 2021, we recognized $0.1 million in collaboration revenue. This collaboration revenue was earned as part of our supply agreement with Eisai for the manufacture and supply of tazemetostat and relates to technical support services. In the three months ended March 31, 2020, we recognized $0.1 million in collaboration revenue as part of our Boehringer Ingelheim collaboration. We recognized revenue as our research services were performed. The revenue recognized during the three months ended March 31, 2020 was related to an amendment to extend the research period under the collaboration agreement under which Boehringer Ingelheim agreed to fund up to $0.1 million of additional research activities. In December 2020, we received written notice from Boehringer Ingelheim to terminate the collaboration agreement, effective January 31, 2021.

During the three months ended March 31, 2021, other revenues were $1.3 million related to the sales of tazemetostat drug product to Eisai. We did not have other revenue in the three months ended March 31, 2020.

Cost of Revenues

The following is a comparison of cost of revenue for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020	Change
	(In millions)
Cost of product revenue	$2.1	$0.6	$1.5
Cost of other revenue	0.8	—	0.8
Total cost of revenue	$2.9	$0.6	$2.3

The cost of revenues primarily consists of costs related to the sales of TAZVERIK and sales of tazemetostat API and finished goods to our collaborators or licensors. These costs include materials, labor, manufacturing overhead, amortization of milestone payments, and royalties payable on net sales of TAZVERIK. During the three months ended March 31, 2021, the cost of product revenue was $2.1 million and consisted of $0.1 million in costs associated with manufacturing TAZVERIK, $1.0 million in amortization expense related to the two $25.0 million milestone payments under our agreement with Eisai upon regulatory approval of TAZVERIK for epithelioid sarcoma and upon regulatory approval of TAZVERIK for follicular lymphoma, and $0.9 million in worldwide royalties due under the Eisai License Agreement on net sales of TAZVERIK in the three months ended March 31, 2021. Cost of other revenue consists of $0.8 million of costs related to sales of tazemetostat drug product to Eisai.

During the three months ended March 31, 2020, the cost of product revenue was $0.6 million and consisted of $0.1 million in costs associated with manufacturing TAZVERIK, $0.3 million in amortization expense related to the $25.0 million milestone payment under our agreement with Eisai upon regulatory approval of tazemetostat for epithelioid sarcoma, and $0.2 million in worldwide royalties due under the Eisai License Agreement on net sales of TAZVERIK in the three months ended March 31, 2020. We did not have cost of other revenues in the three months ended March 31, 2020. All product costs incurred prior to FDA approval of TAZVERIK in January 2020 were expensed as research and development expenses. We expect our cost of product revenues to continue to be positively impacted during 2021 and in future periods, as we sell through certain inventory that was expensed prior to FDA approval of TAZVERIK in January 2020.

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

The following is a comparison of research and development expenses for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020	Change
	(In millions)
Research and development	$32.7	$25.2	$7.5

During the three months ended March 31, 2021, total research and development expenses increased by $7.5 million compared to the three months ended March 31, 2020. The increase in the three months ended March 31, 2021 relates to increases in clinical trial expenses, and discovery research activities related to tazemetostat in other indications, which were offset by decreases in costs associated with the buildout of our regulatory and late-stage development groups.

The following table illustrates the components of our research and development expenses:

	Three Months Ended March 31,
Product Program	2021	2020	Change
	(In millions)
External research and development expenses:
Tazemetostat and related EZH2 programs	$11.7	$8.6	$3.1
Pinometostat and related DOT1L programs	0.1	0.0	0.1
Discovery and preclinical stage product programs, collectively	5.8	3.7	2.1
Unallocated personnel and other expenses	15.1	12.9	2.2
Total research and development expenses	$32.7	$25.2	$7.5

External research and development costs include external manufacturing costs related to the acquisition of active pharmaceutical ingredient and manufacturing of clinical drug supply, ongoing clinical trial costs, discovery and preclinical research in support of the tazemetostat program and expenses associated with our companion diagnostic program.

External research and development expenses for tazemetostat and related EZH2 programs increased $3.1 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. The increase for the three months ended March 31, 2021 relates to increases in clinical trial expenses, and discovery research activities related to tazemetostat in other indications, which were offset by decreases in costs associated with the buildout of our regulatory and late-stage development groups.

External research and development expenses for pinometostat and related DOT1L programs for the three months ended March 31, 2021 increased $0.1 million compared to the three months ended March 31, 2020. The costs incurred in the three months ended March 31, 2021 were primarily associated with costs attributed to the Cooperative Research and Development Agreement, or CRADA, with the National Cancer Institute, or NCI, to evaluate pinometostat in clinical trials in a variety of hematologic malignancies and solid tumors. There were no costs incurred related to pinometostat in 2020.

External research and development expenses for discovery and preclinical stage product programs increased $2.1 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020, primarily related to increased spending for discovery research activities and development activities related to our preclinical program.

Unallocated personnel and other expenses are comprised of compensation expenses for our full-time research and development employees and other general research and development expenses. Unallocated personnel and other expenses during the three months ended March 31, 2021 increased $2.2 million compared to the three months ended March 31, 2020. The increase is a result of increases in facilities and equipment related expenses and in unallocated personnel costs, offset by an increase in the allocation of expenses to projects.

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

The following is a comparison of selling, general and administrative expenses for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020	Change
	(In millions)
Selling, general and administrative	$36.4	$26.9	$9.5

For the three months ended March 31, 2021, our selling, general and administrative expenses increased $9.5 million compared to the three months ended March 31, 2020. The increase for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 is due to increased commercialization activities, including the build out of our sales force and commercial infrastructure to support the commercial launch of TAZVERIK in the approved ES and FL indications in 2020, and increased personnel related expenses.

We expect that selling, general and administrative expenses will increase in 2021, as we continue to increase our commercial activities for TAZVERIK.

Other (Expense) Income, Net

The following is a comparison of other (expense) income, net for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020	Change
	(In millions)
Other (expense) income, net
Interest income	$0.1	$1.5	$(1.4)
Interest expense	(5.5)	(0.7)	(4.8)
Other income (expense), net	0.0	(0.1)	0.1
Non-cash interest expense related to sale of future royalties	(0.5)	(0.3)	(0.2)
Other (expense) income, net	$(5.9)	$0.4	$(6.3)

Other (expense) income, net consists of interest income earned on our cash equivalents and marketable securities, net of imputed interest expense paid under our capital lease obligation. The decrease in other income for the three months ended March 31, 2021 is principally due to an increase in interest expense of $4.8 million incurred in connection with our long-term debt obligations under our Amended and Restated Loan Agreement, a decrease in net interest income of $1.4 million, and an increase in non-cash interest expense related to the sale of future royalties of $0.2 million.

Income Tax Expense

We did not record a federal or state income tax provision or benefit for the three months ended March 31, 2021 and 2020 due to the expected and known loss before income taxes to be incurred, or incurred, as applicable, for the years ended December 31, 2021 and 2020, as well as our continued maintenance of a full valuation allowance against our net deferred tax assets, with the exception of the deferred tax asset related to alternative minimum tax credit.

Liquidity and Capital Resources

Through March 31, 2021, in addition to revenues from product sales, we have raised an aggregate of $1,527.4 million to fund our operations. This includes $243.8 million of non-equity funding through our collaboration agreements, $368.1 million of funding, consisting of $150.0 million in equity funding received through agreements with RPI Finance Trust, or RPI, and $218.1 million in debt financing received through a loan agreement with BioPharma Credit Investments V (Master) LP and BPCR Limited Partnership (as transferee of BioPharma Credit Investments V (Master) LP’s interest as a lender), $839.5 million from the sale of common stock and series A convertible preferred stock in our public offerings and $76.0 million from the sale of redeemable convertible preferred stock in private financings prior to our initial public offering in May 2013. As of March 31, 2021, we had $298.9 million in cash, cash equivalents and marketable securities.

In November 2019, we raised approximately $123.1 million in net proceeds from the sale to RPI of 6,666,667 shares of our common stock, the Warrant and the Japan Royalty for, as well as from proceeds of the Tranche A Loan borrowings under the Loan Agreement. On February 11, 2020, we sold 2,500,000 shares of common stock to RPI for an aggregate of $50.0 million in proceeds at a sale price of $20.00 per share of common stock pursuant to the Put Option. On March 27, 2020, we received proceeds of the Tranche B Loan borrowings of $25.0 million under the Loan Agreement. On June 30, 2020, we received proceeds of the Tranche C Loan borrowings of $20.0 million under the Loan Agreement. On November 18, 2020 we received proceeds of the Tranche D Loan borrowings of $150.0 million under the Amended and Restated Loan Agreement.

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

In addition to our existing cash, cash equivalents and marketable securities, we are eligible to earn a significant amount of milestone payments under our collaboration agreement with GSK. Our ability to earn these payments and the timing of earning these payments is dependent upon the outcome of our research and development activities and is uncertain at this time.

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

Outlook

Based on our current operating plan, we expect that our existing cash, cash equivalents and marketable securities as of March 31, 2021, together with the cash we expect to generate from product sales, will be sufficient to fund our planned operating expenses and capital expenditure requirements and pay our debt service obligations as they become due into 2023, without giving effect to any potential milestone payments we may receive under our collaboration agreement with GSK. We have based this estimate on assumptions that may prove to be wrong, such as the revenue that we expect to generate from the sale of our products, and particularly as the process of testing drug candidates in clinical trials is costly and the timing of progress in these trials is uncertain. As a result, we could use our capital resources sooner than we expect.

Cash Flows

The following is a summary of cash flows for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020	Change
	(In millions)
Net cash (used in) operating activities	$(75.6)	$(58.3)	$(17.3)
Net cash (used in) provided by investing activities	(20.3)	19.5	(39.8)
Net cash provided by financing activities	1.4	78.5	(77.1)

Net Cash Used in Operating Activities

Net cash used in operating activities was $75.6 million during the three months ended March 31, 2021 compared to $58.3 million during the three months ended March 31, 2020. The increase in net cash used in operating activities primarily relates to our net loss of $70.3 million and changes in working capital of $14.6 million, partially offset by net depreciation and amortization of $1.8 million, non-cash stock-based compensation of $7.0 million, and non-cash interest expense associated with the sale of future royalties of $0.5 million.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities during the three months ended March 31, 2021 reflects maturities of available-for-sale securities of $100.4 million, offset by $120.6 million of purchases of available-for-sale securities, and $0.1 million of purchases of property and equipment.

Net cash provided by investing activities during the three months ended March 31, 2020 reflects maturities of available-for-sale securities of $58.6 million, offset by $14.0 million of purchases of available-for-sale securities, a $25.0 million milestone payment under the Eisai collaboration agreement upon regulatory approval of tazemetostat for ES, and $0.1 million of purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $1.4 million during the three months ended March 31, 2021 primarily reflects the purchases of shares under our employee stock purchase plan of $1.2 million and stock option exercises of $0.2 million.

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

Contractual Obligations

There were no material changes to our contractual obligations and commitments described under “Management’s Discussion and Analysis and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

During the three months ended March 31, 2021, there have been no material changes with respect to our critical accounting policies disclosed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2020.

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

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2021, we had cash and cash equivalents and marketable securities of $298.9 million consisting of money market funds, corporate bonds, commercial paper and government-related obligations. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. We estimate that a hypothetical 100-basis point change in market interest rates would impact the fair value of our investment portfolio as of March 31, 2021 by $0.1 million.

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

Our management, under the supervision and with the participation of the principal executive officer (our Chief Executive Officer) and the principal financial officer (our Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A.	Risk Factors

The following information updates, and should be read in conjunction with, the risk factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, or the 2020 10-K. Any of the risk factors contained in this Quarterly Report on Form 10-Q and the 2020 10-K could materially affect our business, financial condition or future results, and such risk factors may not be the only risks we face. The COVID-19 pandemic has heightened, and in some cases manifested, certain of the risks we normally face in operating our business, including those disclosed in the 2020 10-K, and the risk factor disclosure in the 2020 10-K is qualified by the information relating to COVID-19 that is described in this Quarterly Report on Form 10-Q. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Risks Related to Product Development and Commercialization

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

In the relapsed and refractory FL patient setting, both current and near-term competition exists. The most common current treatments for FL are chemotherapies, usually combined with the CD-20 antibodies Rituxan or Gazyva. Multiple PI3K therapies, such as idelalisib (ZYDELIG), copanlisib (ALIQOPA), duvelisib (COPIKTRA), and umbralisib (UKONIQ) are approved for patients with relapsed/refractory FL. These therapies are utilized predominantly in the third line or later treatment. While CD20 and PI3K therapies are approved in FL, there are no therapies that are approved specifically for the treatment of tumors associated with EZH2 activating mutations. There are a number of companies currently evaluating investigational agents in the relapsed and refractory follicular lymphoma patient setting including the development of CAR-T therapies and bispecific monoclonal antibodies. In the first quarter of 2021, Kite Pharma, a subsidiary of Gilead Sciences, received FDA approval for its CAR-T therapy, YESCARTA, for the treatment of relapsed or refractory FL patients.

In the ES patient setting, there are no therapies approved specifically for epithelioid sarcoma, other than TAZVERIK. Most of the approved therapies utilized in ES are more broadly approved for soft tissue sarcoma in general. Furthermore, the only therapies in late stage clinical trials are being developed broadly for the treatment of soft tissue sarcoma as well.

There are a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies. Companies that are developing new epigenetic treatments for cancer that target histone methyltransferases, or HMTs, and protein arginine methyltransferases, or PRMTs, include GSK, Johnson & Johnson, Pfizer, Inc., Daiichi Sankyo Company Limited, and Constellation Pharmaceuticals. Further, companies which are known to have EZH2 inhibitor programs or related programs include: Constellation Pharmaceuticals, developing an EZH2 inhibitor (CPI-0209, Phase 1/2 for advanced tumors (solid tumors and diffuse large B-cell lymphoma, or DLBCL)); Novartis AG, developing an EED inhibitor which indirectly blocks EZH2 (MAK683, Phase 1/2 for advanced malignancies (DLBCL)); Daiichi Sankyo, developing a EZH1/EZH2 dual inhibitor (valemetostat, DS-3201, Phase 1 for relapsed or refractory non-Hodgkin lymphomas, AML, ALL as well as Phase 2 for small cell lung cancer and relapsed or refractory adult T-cell leukemia/lymphoma); Pfizer, developing an EZH2 inhibitor (PF-06821497, Phase 1 for relapsed or refractory small cell lung cancer, castration-resistant prostate cancer, FL and diffuse large B-cell lymphoma); and Jiangsu Hengrui Pharmaceutical, developing an EZH2 inhibitor (SHR2554, Phase 2 for B-cell malignancies) in China. In addition, many companies are developing cancer therapeutics that work by targeting epigenetic mechanisms other than HMTs, including Celgene Corporation (now part of Bristol-Myers Squibb), or Celgene, Merck & Co., Inc., Secura Bio, Spectrum Pharmaceuticals, and Otsuka Pharmaceuticals Co., Ltd., which are marketing cancer treatments that work by targeting epigenetic mechanisms other than HMTs.

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

Item 6.	Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are as follows:

Exhibit Number	Description of the Exhibit

10.1	Form of Stock Option Agreement under 2013 Stock Incentive Plan (1)

10.2	Form of Restricted Stock Unit Agreement under 2013 Stock Incentive Plan (1)

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by Robert B. Bazemore, President and Chief Executive Officer of the Company, and Paolo Tombesi, Principal Financial Officer of the Company. (2)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Schema Document.

101.CAL	Inline XBRL Calculation Linkbase Document.

101.LAB	Inline XBRL Labels Linkbase Document.

101.PRE	Inline XBRL Presentation Linkbase Document.

101.DEF	Inline XBRL Definition Linkbase Document.

104	Cover Page Interactive Data (embedded within the Inline XBRL document).

(1)	Filed with this Form 10-Q.

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

Dated: May 6, 2021

EPIZYME, INC.

By:	/s/ Paolo Tombesi
Paolo Tombesi
Chief Financial Officer
(Principal Financial Officer)