Form 10-Q
period 2021-06-30
Epizyme, Inc.
filed 2021-08-09
CIK 1571498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The number of shares outstanding of the registrant’s common stock as of August 4, 2021: 102,249,517 shares.

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
•

our ability to successfully implement and execute on our changes to our commercial strategy and organization, adjustments to our operating plans, including operating expense reductions, and leadership transition announced in August 2021; and

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

Our management’s discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which have been prepared by us in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim periods and with Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our management’s discussion and analysis should be read in conjunction with these unaudited condensed consolidated financial statements and the notes thereto as well as in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report. The three months ended June 30, 2021 and 2020 are referred to as the second quarter of 2021 and 2020, respectively.

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

EPIZYME, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except per share data)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$80,164	$168,215
Marketable securities	163,842	205,391
Accounts receivable, net	7,119	3,105
Inventory	1,074	10,461
Prepaid expenses and other current assets	20,289	17,921
Total current assets	272,488	405,093
Property and equipment, net	1,872	2,152
Operating lease assets	15,213	17,305
Intangible assets, net	44,926	47,002
Restricted cash and other assets	18,050	2,021
Total assets	$352,549	$473,573
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,295	$10,163
Accrued expenses	28,669	28,572
Current portion of operating lease obligation	4,929	4,665
Total current liabilities	40,893	43,400
Operating lease obligation, net of current portion	12,832	15,409
Related party long-term debt, net of debt discount	216,052	215,670
Other long-term liabilities	—	21
Related party liability related to sale of future royalties	15,143	14,176
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized; 338 shares issued and outstanding (equivalent to 3,378 shares of common stock upon conversion at a 10:1 ratio)	36,127	36,127
Common stock, $0.0001 par value; 225,000 shares and 150,000 shares authorized, respectively; 102,250 shares and 101,627 shares issued and outstanding, respectively	10	10
Additional paid-in capital	1,154,844	1,137,470
Accumulated other comprehensive income (loss)	(2)	3
Accumulated deficit	(1,123,350)	(988,713)
Total stockholders’ equity	67,629	184,897
Total liabilities and stockholders’ equity	$352,549	$473,573

See notes to condensed consolidated financial statements.

EPIZYME, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(Amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Product revenue, net	$7,984	$2,234	$14,175	$3,519
Collaboration and other revenue	5,026	233	6,466	303
Total revenue	13,010	2,467	20,641	3,822
Operating expenses:
Cost of revenue	2,492	1,022	5,346	1,637
Research and development	34,858	26,352	67,561	51,516
Selling, general and administrative	33,891	32,659	70,303	59,584
Total operating expenses	71,241	60,033	143,210	112,737
Operating loss	(58,231)	(57,566)	(122,569)	(108,915)
Other (expense) income, net:
Interest (expense) income, net	(5,581)	(569)	(11,057)	187
Other expense, net	(54)	(15)	(44)	(64)
Related party non-cash interest expense related to sale of future royalties	(497)	(301)	(967)	(596)
Other (expense) income, net	(6,132)	(885)	(12,068)	(473)
Net loss	$(64,363)	$(58,451)	$(134,637)	$(109,388)
Other comprehensive income (loss):
Unrealized (loss) gain on available-for-sale securities	(8)	535	(5)	441
Comprehensive loss	$(64,371)	$(57,916)	$(134,642)	$(108,947)
Net loss per share attributable to common stockholders:
Basic	$(0.63)	$(0.58)	$(1.32)	$(1.09)
Diluted	$(0.63)	$(0.58)	$(1.32)	$(1.09)
Weighted-average common shares outstanding used in net loss per share attributable to common stockholders:
Basic	102,053	101,104	101,922	100,360
Diluted	102,053	101,104	101,922	100,360

See notes to condensed consolidated financial statements.

EPIZYME, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(134,637)	$(109,388)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,595	1,362
Stock-based compensation	13,733	14,802
Amortization of discount (premium) on investments	665	(362)
Amortization of debt discount	382	169
Loss on disposal of property and equipment	—	19
Non-cash interest expense associated with the sale of future royalties	967	596
Changes in operating assets and liabilities:	—
Accounts receivable	(4,014)	820
Inventory	(6,629)	(9,864)
Prepaid expenses and other current assets	(2,109)	(5,468)
Accounts payable	(2,886)	(4,221)
Accrued expenses	(59)	(499)
Deferred revenue	—	128
Operating lease assets	2,092	1,758
Operating lease liabilities	(2,313)	(595)
Other assets and liabilities	(33)	47
Net cash used in operating activities	(132,246)	(110,696)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(170,659)	(94,120)
Maturities of available-for-sale securities	211,539	131,616
Purchase of intangible asset	—	(50,000)
Purchases of property and equipment	(221)	(329)
Net cash (used in) provided by investing activities	40,659	(12,833)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of commissions	1,534	—
Payment of offering costs	(105)	(79)
Proceeds from the issuance of debt	—	45,000
Payment of debt issuance costs	—	(93)
Proceeds from the issuance of common stock in connection with the exercise of the Put Option, net of financing costs	—	49,915
Proceeds from stock options exercised	916	5,810
Issuance of shares under employee stock purchase plan	1,191	646
Net cash provided by financing activities	3,536	101,199
Net (decrease) increase in cash, cash equivalents and restricted cash	(88,051)	(22,330)
Cash, cash equivalents and restricted cash, beginning of period	169,724	140,991
Cash, cash equivalents and restricted cash, end of period	$81,673	$118,661
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$10,785	$2,182
Unpaid offering costs	$154	$—
Property and equipment included in accounts payable or accruals	$18	$181

See notes to condensed consolidated financial statements

EPIZYME, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

(Amounts in thousands, except share amounts)

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2019	97,783,476	$10	350,000	$37,432	$1,050,695	$(757,019)	$19	$331,137
Issuance of common stock in connection with the exercise of the Put Option (net of financing costs of $85)	2,500,000	—	—	—	49,915	—	—	49,915
Issuance of common stock in connection with the conversion of series A convertible preferred stock	122,000	—	(12,200)	(1,305)	1,305	—	—	—
Exercise of stock options and vesting of restricted stock units	579,919	—	—	—	3,140	—	—	3,140
Stock-based compensation	—	—	—	—	6,475	—	—	6,475
Issuance of shares under employee stock purchase plan	60,576	—	—	—	646	—	—	646
Issuance of shares of common stock in lieu of board fees	1,404	—	—	—	35	—	—	35
Unrealized loss on available for sale securities	—	—	—	—	—	—	(94)	(94)
Net loss	—	—	—	—	—	(50,937)	—	(50,937)
Balance at March 31, 2020	101,047,375	$10	337,800	$36,127	$1,112,211	$(807,956)	$(75)	$340,317

Exercise of stock options and vesting of restricted stock units	—	—	—	—	$2,670	—	—	2,670
Stock-based compensation	414,150	—	—	—	8,257	—	—	8,257
Issuance of shares of common stock in lieu of board fees	—	—	—	—	35	—	—	35
Unrealized gain on available for sale securities	2,229	—	—	—	—	—	535	535
Net loss	—	—	—	—	—	(58,451)	—	(58,451)
Balance at June 30, 2020	101,463,754	$10	$337,800	$36,127	$1,123,173	$(866,407)	$460	$293,363

Balance at December 31, 2020	101,627,070	$10	337,800	$36,127	$1,137,470	$(988,713)	$3	$184,897
Exercise of stock options and vesting of restricted stock units	188,000	—	—	—	199	—	—	199
Stock-based compensation	—	—	—	—	6,943	—	—	6,943
Issuance of shares under employee stock purchase plan	146,049	—	—	—	1,191	—	—	1,191
Issuance of shares of common stock in lieu of board fees	7,632	—	—	—	72	—	—	72
Unrealized gain on available for sale securities	—	—	—	—	—	—	3	3
Net loss	—	—	—	—	—	(70,274)	—	(70,274)
Balance at March 31, 2021	101,968,751	$10	$337,800	$36,127	$1,145,875	$(1,058,987)	$6	$123,031

Issuance of common stock (net of commissions and offering costs of $49)	182,866	—	—	—	1,534	—	—	1,534
Exercise of stock options and vesting of restricted stock units	93,237	—	—	—	717	—	—	717
Stock-based compensation	—	—	—	—	6,679	—	—	6,679
Issuance of shares of common stock in lieu of board fees	4,663	—	—	—	39	—	—	39
Unrealized gain on available for sale securities	—	—	—	—	—	—	(8)	(8)
Net loss	—	—	—	—	—	(64,363)	—	(64,363)
Balance at June 30, 2021	102,249,517	$10	$337,800	$36,127	$1,154,844	$(1,123,350)	$(2)	$67,629

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

Through June 30, 2021, in addition to revenues from product sales, the Company has raised an aggregate of $1,528.9 million to fund its operations. This includes $243.8 million of non-equity funding through its collaboration agreements, $368.1 million of funding, consisting of $150.0 million in equity funding received through agreements with RPI Finance Trust, or RPI, and $218.1 million in debt financing received through a loan agreement with BioPharma Credit Investments V (Master) LP and BPCR Limited Partnership (as transferee of BioPharma Credit Investments V (Master) LP’s interest as a lender), or the Lenders, $841.0 million from the sale of common stock and series A convertible preferred stock in the Company’s public offerings and at-the-market offerings and $76.0 million from the sale of redeemable convertible preferred stock in private financings prior to the Company’s initial public offering in May 2013. As of June 30, 2021, the Company had $244.0 million in cash, cash equivalents and marketable securities.

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

The Company commenced active operations in early 2008. Since its inception, the Company has generated an accumulated deficit of $1,123.4 million through June 30, 2021 and will require substantial additional capital to fund its research, development, and commercialization efforts. The Company is subject to risks common to companies in the biotechnology industry, including, but not limited to, risks of failure of commercialization, clinical trials and preclinical studies, the need to obtain additional financing to fund the future development and commercialization of tazemetostat and the rest of its pipeline, the need to obtain marketing approval for its product candidates, the need to successfully commercialize and gain market acceptance of TAZVERIK and of any product candidates that may be approved in the future, the impact of the COVID-19 pandemic on the Company’s business, results of operations, and financial condition, dependence on key personnel, protection of proprietary technology, compliance with government regulations, development by competitors of technological innovations and ability to transition from clinical-stage manufacturing to commercial-stage production, marketing, and sale of products.

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

The unaudited condensed consolidated financial statements include the accounts of Epizyme, Inc. and its wholly owned, controlled subsidiary, Epizyme Securities Corporation. All intercompany transactions and balances of subsidiaries have been eliminated in consolidation. In the opinion of management, the information furnished reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair presentation of the results for the reported interim periods. The Company considers events or transactions that occur after the balance sheet date but before the condensed consolidated financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The three months ended June 30, 2021 and 2020 are referred to as the second quarter of 2021 and 2020, respectively. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period.

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

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and six months ended June 30, 2021 are consistent with those discussed in Note 2 to the consolidated financial statements in the Annual Report and are updated below as necessary.

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

The Company has recurring losses and expects to have recurring losses for the foreseeable future as it continues the launch of TAZVERIK in ES and FL, the development of tazemetostat in other indications, and the development of the Company’s other product candidates. In addition, the Company has experienced and continues to experience challenges in the launch of TAZVERIK resulting from the on-going COVID-19 pandemic, which the Company believes has had an adverse impact on TAZVERIK revenues. In response to the challenges that the Company has continued to face since the Company commenced its launch of TAZVERIK in FL in June 2020, the Company implemented an operational cost reduction plan, as more fully described in Note 18 to these financial statements.

The analysis of the Company’s ability to continue as a going concern for the second quarter of 2021 included consideration of the Company’s current cash needs, including its research and development plans, commercialization activities associated with the ongoing launch of TAZVERIK in the ES and FL indications, its existing debt service obligations, anticipated cost savings resulting from the operating expense reductions described in this Quarterly report on Form 10-Q, and an upfront payment of $25.0 million payable to the Company in connection with the license agreement between the Company and Hutchison China MediTech Investment Limited (“HutchMed”), as more fully described in Note 18 to these financial statements. The analysis included forecasted product revenues from sales of TAZVERIK. Such estimates of future sales contain significant judgment as TAZVERIK was recently launched and there is little history with which to base such estimates. Based on this analysis, the Company concluded that its available cash, cash equivalents and marketable securities will be sufficient to fund current planned operations and capital expenditure requirements into the fourth quarter of 2022, which is more than twelve months from the filing date of this Quarterly Report on Form 10-Q with the SEC. The Company’s current operating plan is based on assumptions that may prove to be wrong, and the Company could use its capital resources sooner than it expects, in which case the Company would evaluate further reductions in its expenses or obtaining additional financing sooner than it otherwise would, which additional financing may not be available or may only be available on terms that are not acceptable to the Company.

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

Other Revenue

Other revenue consists of revenue from the sales of tazemetostat active pharmaceutical ingredient (API) and drug product to the Company’s licensees or collaborators. The Company recognizes revenue on tazemetostat API and drug product when control has transferred under the terms of each agreement.

Cost of Revenues

The cost of revenues primarily consists of costs related to the sales of TAZVERIK and sales of tazemetostat API and drug product to the Company’s licensees or collaborators. These costs include materials, labor, manufacturing overhead, amortization of milestone payments, and royalties payable on net sales of TAZVERIK. Cost of revenues for the six months ended June 30, 2021 included approximately $0.8 million related to sales of tazemetostat drug product. There were no sales of tazemetostat drug product during the three months ended June 30, 2021.

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

Inventory is composed of raw materials, intermediate materials, which are classified as work-in-process, and finished goods, which are goods that are available for sale. The Company states inventory at the lower of cost or net realizable value with the cost based on the first-in, first-out method. Inventory is classified as long-term when it is expected to be utilized beyond the Company’s normal operating cycle and is included in restricted cash and other assets on the consolidated balance sheets. If the Company identifies excess, obsolete or unsalable items, it writes down its inventory to its net realizable value in the period in which the impairment is identified.

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

Intangible Assets, Net

Intangible assets consist of capitalized milestone payments made to third parties under an in-license of patent rights upon receiving regulatory approval of TAZVERIK. The finite-lived intangible assets are being amortized on a straight-line basis over the expected time period the Company will benefit from the in-licensed rights, which is generally the patent life. Intangible assets are recorded at cost at the time of their acquisition and are stated in the Company’s condensed consolidated balance sheets net of accumulated amortization and impairments, if applicable. The amortization expense is recognized as cost of revenue in the Company’s condensed consolidated statement of operations. During the first quarter of 2020 the Company paid a $25.0 million milestone payment under its agreement with Eisai, Co., Ltd., or Eisai, upon regulatory approval of tazemetostat for ES. During the second quarter of 2020 the Company paid a $25.0 million milestone payment under its agreement with Eisai upon regulatory approval of tazemetostat for FL. Both regulatory milestones have been capitalized as intangible assets.

The following table presents intangible assets as of June 30, 2021 (in thousands):

	June 30, 2021	Estimated useful life (years)
In-licensed rights	$50,000	12.2
Less: accumulated amortization	(5,074)
Total intangible asset, net	$44,926

The Company recorded approximately $1.0 million and $2.1 million in amortization expense related to intangible assets, using the straight-line methodology, during the three and six months ended June 30, 2021, respectively. The Company recorded approximately $0.6 million and $0.9 million in amortization expense related to intangible assets, using the straight-line methodology, during the three and six months ended June 30, 2020, respectively. Estimated future amortization expense for intangible assets for the remainder of the year ended December 31, 2021 is $2.1 million and approximately $4.2 million per year thereafter.

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

During the three months ended June 30, 2021, the Company concluded the lower than anticipated current and projected future revenue, due to the impact of the COVID-19 pandemic as well as other factors, was an indicator that impairment may exist related to its finite-lived intangible asset. As a result, the Company performed a recoverability test and determined that the asset was recoverable. The Company’s quantitative assessment considered significant assumptions related to estimates of future TAZVERIK sales, offset by direct costs to derive the sales. The estimates of future TAZVERIK sales include estimates of significant growth as the product was recently launched and due to the uncertainty of the ongoing COVID-19 pandemic. Given the limited history of sales and the inherent difficulty in making a long-range forecast, such estimates contain significant uncertainty. If the assumptions regarding forecasted revenue or the costs to derive such revenues are not achieved, the Company may be required to perform future impairment analyses and record an impairment charge for the intangible asset in future periods.

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

The following table summarizes activity in each of the above product revenue allowances and reserve categories for the six months ended June 30, 2021:

	Chargebacks, Discounts, and	Government and Other
	Fees	Rebates	Returns	Total
	(In thousands)
Balance, January 1, 2021	$133	$428	$67	$628
Provision	903	1,504	204	2,611
Payments or credits	(682)	(1,347)	—	(2,029)
Balance, June 30, 2021	$354	$585	$271	$1,210

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of accounts receivable from customers and cash held at financial institutions. The Company believes that such customers and financial institutions are of high credit quality.

For the three and six months ended June 30, 2021 and 2020, net product revenue was primarily generated from four individual customers. Revenue earned from each customer as a percentage of net product revenue is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Customer 1	31%	51%	36%	54%
Customer 2	8%	19%	11%	14%
Customer 3	46%	12%	37%	12%
Customer 4	14%	11%	16%	14%

As of June 30, 2021 and December 31, 2020, the four individual customers represented as a percentage of accounts receivable as follows:

	June 30, 2021	December 31, 2020
Customer 1	17%	21%
Customer 2	9%	14%
Customer 3	58%	29%
Customer 4	17%	36%

No other customer represented more than 10 percent of net product revenue or accounts receivable.

4. Cash

A reconciliation of cash, cash equivalents, and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows, is as follows:

	As of June 30,
	2021	2020
	(In thousands)
Cash and cash equivalents	$80,164	$117,152
Restricted cash, as part of other assets	1,509	1,509
Total cash, cash equivalents, and restricted cash
shown in the condensed consolidated statements of cash flows	$81,673	$118,661

The $1.5 million in restricted cash as of both June 30, 2021 and June 30, 2020 is comprised of $0.5 million in a letter of credit as a security deposit for the Company’s office and laboratory lease at Technology Square in Cambridge, Massachusetts and $1.0 million in a letter of credit as a security deposit for the Company’s office lease at Hampshire Street in Cambridge, Massachusetts. The Company has recorded cash held to secure these letters of credit as restricted cash in restricted cash and other assets on the condensed consolidated balance sheet. The restricted cash is classified as non-current based on the related lease terms.

5. Marketable Securities

The following table summarizes the available-for-sale securities held at June 30, 2021 (in thousands):

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$102,238	$6	$(3)	$102,241
Corporate notes	8,367	—	(10)	8,357
U.S. government agency securities and U.S. Treasuries	53,239	5	—	53,244
Total	$163,844	$11	$(13)	$163,842

The following table summarizes the available-for-sale securities held at December 31, 2020 (in thousands):

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$158,907	$14	$(8)	$158,913
Corporate notes	33,437	3	(7)	33,433
U.S. government agency securities and U.S. Treasuries	13,044	1	—	13,045
Total	$205,388	$18	$(15)	$205,391

Certain short-term debt securities with original maturities of less than 90 days are included in cash and cash equivalents within the consolidated balance sheets and are not included in the tables above.

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. At June 30, 2021, the balance in the Company’s accumulated other comprehensive loss was composed solely of activity related to the Company’s available-for-sale marketable securities. There were no realized gains or losses recognized on the sale or maturity of available-for-sale securities during the six months ended June 30, 2021, and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive loss for the same period.

The aggregate fair value of available-for-sale securities held by the Company in an unrealized loss position for less than twelve months as of June 30, 2021 was $38.3 million, which consisted of 7 commercial paper securities and 2 corporate notes securities. The aggregate unrealized loss for those securities in an unrealized loss position for less than twelve months as of June 30, 2021 was less than $0.1 million.

The Company does not intend to sell and it is unlikely that the Company will be required to sell the above investments before recovery of their amortized cost bases, which may be maturity. The Company determined that there was no material change in the credit risk of any of its investments. As a result, the Company determined it did not hold any investments that were impaired as of June 30, 2021. The Company reviews its portfolio of available-for-sale debt securities, using both quantitative and qualitative factors, to determine if declines in fair value below cost have resulted from a credit-related loss or other factors. If the decline in fair value is due to credit-related factors, a loss is recognized in net income, whereas if the decline in fair value is not due to credit-related factors, the loss is recorded in other comprehensive income (loss). The weighted-average maturity of the Company’s portfolio was approximately four months at June 30, 2021.

6. Fair Value Measurements

The Company’s financial instruments as of June 30, 2021 and December 31, 2020 consisted primarily of cash and cash equivalents, marketable securities and accounts receivable and accounts payable. As of June 30, 2021 and December 31, 2020, the Company’s financial assets recognized at fair value consisted of the following:

	Fair Value as of June 30, 2021
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents	$69,985	$65,161	$4,824	$—
Marketable securities:
Commercial paper	102,241	—	102,241	—
Corporate notes	8,357	—	8,357	—
U.S. government agency securities and treasuries	53,244	—	53,244	—
Total	$233,827	$65,161	$168,666	$—

	Fair Value as of December 31, 2020
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents	$163,264	$113,505	$49,759	$—
Marketable securities:
Commercial paper	158,913	—	158,913	—
Corporate notes	33,433	—	33,433	—
U.S. government agency securities and treasuries	13,045	—	13,045	—
Total	$368,655	$113,505	$255,150	$—

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

7. Inventory

All of the Company’s inventories relate to the manufacturing of TAZVERIK. The following table sets forth the Company’s inventories as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
	(In thousands)
Raw materials	$2,060	$1,068
Work in process	12,594	8,564
Finished goods	2,436	829
Total	$17,090	$10,461

Balance sheet classification
Inventory	$1,074	$10,461
Restricted cash and other assets	16,016	—
Total	$17,090	$10,461

The Company’s active pharmaceutical ingredient has a long shelf life and the Company’s finished drug product has a three-year expiry, however the realizability of the inventory is subject to forecasted future sales of TAZVERIK. The Company’s forecasted sales currently support the realizability of the Company’s inventory but are uncertain and could change in the future, which would require the Company to write down the value of such inventory. Due to the revisions to the Company’s forecast of future TAZVERIK sales during the three months ended June 30, 2021, the Company classified a portion of its inventory as long-term.

As of June 30, 2021 the Company has not capitalized inventory costs related to its other drug development programs.

8. Supplemental Balance Sheet Information

Accrued expenses consisted of the following:

	June 30, 2021	December 31, 2020
	(In thousands)
Employee compensation and benefits	$8,873	$11,921
Research and development expenses	13,867	10,664
Professional services and other	5,929	5,987
Accrued expenses	$28,669	$28,572

9. Income Taxes

The Company did not record a federal or state income tax provision or benefit for the three months ended June 30, 2021 and 2020 due to the expected and known loss before income taxes to be incurred, or incurred, as applicable, for the years ended December 31, 2021 and 2020, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets.

10. Commitments and Contingencies

There have been no significant changes to the Company’s commitments and contingencies, other than the minimum lease payments as disclosed in Note 11, Leases, in the three and six months ended June 30, 2021, as compared to those disclosed in Note 9, Commitments and Contingencies, included in its Annual Report.

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

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Lease cost
Operating lease cost	$1,515	$1,555	$3,031	$3,105
Variable lease cost	566	524	1,046	946
Total lease cost	$2,081	$2,079	$4,077	$4,051

Other information
Operating cash flows used for operating leases	$1,621	$1,000	$3,225	$1,981
Weighted average remaining lease term	4.6 years	5.1 years	4.6 years	5.1 years
Weighted average discount rate	9.86%	9.68%	9.86%	9.68%

Future minimum lease payments under the Company’s non-cancelable operating leases as of June 30, 2021, are as follows:

(In thousands)
2021	$3,211
2022	6,256
2023	2,984
2024	3,053
Thereafter	6,966
Total lease payments	$22,470
Less: imputed interest	(4,709)
Total operating lease liabilities at June 30, 2021	$17,761

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

Agreement Structure

Under the agreement, the Company has received and recognized as collaboration revenue totaling $89.0 million, consisting of upfront payments, fixed research funding, research and development services and preclinical and research and development milestone payments. As of June 30, 2021, for the two remaining targets, the Company is eligible to receive up to $50.0 million in clinical development milestone payments, up to $197.0 million in regulatory milestone payments and up to $128.0 million in sales-based milestone payments. As a result of the termination of the agreement as it relates to the third target, the Company will receive no additional payments related to that target. In addition, GSK is required to pay the Company royalties, at percentages from the mid-single digits to the low double-digits, on a licensed product-by-licensed product basis, on worldwide net product sales, subject to reduction in specified circumstances. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, the Company may not receive any additional milestone payments or royalty payments from GSK. GSK became solely responsible for development and commercialization for each licensed target in the collaboration when the research term ended on January 8, 2015.

Collaboration Revenue

Through June 30, 2021, the Company has earned a total of $89.0 million in total collaboration revenue since inception of the GSK agreement, which the Company recognized as collaboration revenue in the condensed consolidated statements of operations and comprehensive loss. The Company did not recognize any collaboration revenue under the agreement in the three and six months ended June 30, 2021 and 2020, respectively. The Company did not have any deferred revenue related to this agreement as of June 30, 2021 and 2020, respectively. Any future revenues pursuant to this arrangement will relate to any milestone payments and royalties received under the agreement with respect to the two remaining targets. All remaining milestone payments as of June 30, 2021 have been deemed not probable and therefore have not been recognized as revenue.

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

In March 2021, the Company and Eisai entered into a supply agreement providing for the manufacture and supply to Eisai of tazemetostat drug product. Under the terms of the supply agreement, the Company also agreed to waive its right of exclusive supply of tazemetostat drug substance from the Company’s drug substance manufacturer. The Company deferred $5.0 million of revenue allocated to the Company’s waiver of its exclusive right to supply of tazemetostat drug substance as of March 31, 2021, which was recognized as other collaboration revenue during the three months ended June 30, 2021 upon delivery of the Company’s waiver to the drug substance manufacturer. During the three and six months ended June 30, 2021, the Company recognized $5.0 million and $6.3 million, respectively, related to the Company’s waiver of its exclusive right to supply of tazemetostat drug substance from the Company’s drug substance manufacturer and delivery of tazemetostat drug product in collaboration and other revenue.

During the three and six months ended June 30, 2020, Eisai purchased $0.3 and $0.7 million, respectively, of drug product from the Company at cost to facilitate development within Japan under the Eisai License Agreement which was recognized as a reduction to research and development expense.

As of June 30, 2021 and December 31, 2020, the Company had accounts receivable of less than $0.1 million for both periods, due from Eisai.

During the three and six months ended June 30, 2021, the Company recorded $1.2 and $2.1 million, respectively, related to the worldwide royalties due under the Eisai License Agreement in cost of revenue based on U.S. sales of TAZVERIK. During the three and six months ended June 30, 2020, the Company recorded $0.3 and $0.5 million, respectively, in cost of revenue related to the worldwide royalties due under the Eisai License Agreement based on U.S. sales of TAZVERIK. As of June 30, 2021 and 2020, $1.2 million and $0.3 million, respectively, in royalties were payable under the Eisai License Agreement. For additional information regarding certain of the Eisai royalties, see Note 13, Sale of Future Royalties.

Roche

In December 2012, Eisai and the Company entered into a companion diagnostics agreement with Roche Molecular, under which Eisai and the Company engaged Roche Molecular to develop a companion diagnostic to identify patients who possess certain activating mutations of EZH2. In October 2013, this agreement was amended to include additional mutations in EZH2. The development costs due under the amended agreement with Roche Molecular were the responsibility of Eisai until the execution of the amended and restated collaboration and license agreement with Eisai in March 2015, at which time the Company assumed responsibility for the remaining development costs due under the agreement. In December 2015, the Company and Eisai entered into a second amendment to the companion diagnostics agreement with Roche Molecular. The agreement was further amended in March 2018. Under the amended agreement, the Company was responsible for remaining development costs of $10.4 million due under the agreement as of March 2018 and Eisai agreed to reimburse the Company $0.9 million of this amount related to a regulatory milestone for Japan. In July 2019, the Company entered into a fourth amendment to the companion diagnostics agreement. Under the amended agreement, the Company and Roche Molecular agreed to divide a $1.0 million regulatory milestone for the United States into two separate milestone payments, of which $0.5 million was paid by the Company as part of the signed amendment, and the remaining $0.5 million was paid by the Company in December 2019 upon the satisfaction of certain conditions set forth in the fourth amendment to the companion diagnostics agreement. As part of this fourth amendment, Roche Molecular also assigned all of its rights and obligations under the companion diagnostics agreement to Roche Sequencing due to a reorganization at Roche group, and this assignment became effective as of January 1, 2020. As of June 30, 2021, the Company is responsible for the remaining development costs of $1.0 million due under the agreement. The $0.9 million that Eisai agreed to reimburse the Company related to a regulatory milestone for Japan was achieved as of June 30, 2020 and payment received in the fourth quarter of 2020. In addition, the Company paid $1.0 million for the achievement of a development milestone in the fourth quarter of 2020.

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

Collaboration Revenue

Through June 30, 2021, the Company has recognized $26.0 million in total collaboration revenue since the inception of this collaboration. During the three and six months ended June 30, 2021, the Company did not recognize collaboration revenue under its agreement with Boehringer Ingelheim. During the three and six months ended June 30, 2020, the Company recognized $0.2 and $0.3 million, respectively, in collaboration revenue under its agreement with Boehringer Ingelheim.

As of June 30, 2021 and December 31, 2020, the Company did not have any deferred revenue or accounts receivable related to this agreement.

13. Sale of Future Royalties

On November 4, 2019, the Company entered into a loan agreement with BioPharma Credit PLC, or the Collateral Agent, and the Lenders, providing for up to $70.0 million in secured term loans to be advanced in up to three tranches, or the Loan Agreement. As of June 30, 2021, the Company had borrowed an aggregate principal amount under the first tranche of $25.0 million (the “Tranche A Note Payable”), the second tranche of $25.0 million (the “Tranche B Note Payable”), and the third tranche of $20.0 million (the “Tranche C Note Payable”) under the Loan Agreement. On November 3, 2020, the Company, the Collateral Agent and the Lenders amended and restated the Loan Agreement, (as amended and restated, the “Amended and Restated Loan Agreement”), to provide for, among other things, an additional secured term loan of $150.0 million, or the Tranche D Loan. On November 18, 2020, the Company borrowed the Tranche D Loan (see Note 14, Long-Term Debt). Under the Amended and Restated Loan Agreement the Company has the right to request up to an additional $150.0 million in secured term loans, subject to the approval of the Lenders, provided that the Company has not prepaid any outstanding term loans at the time of the Company’s request and such request is made before November 18, 2021.

On November 4, 2019, the Company also executed a purchase agreement (the “RPI Purchase Agreement”) with RPI. Pursuant to the RPI Purchase Agreement, the Company agreed to sell to RPI 6,666,667 shares of its common stock, a warrant to purchase up to 2,500,000 shares of common stock at an exercise price of $20.00 per share (the “Common Stock Warrant”), and all of the Company’s rights to receive royalties from Eisai with respect to net sales by Eisai of tazemetostat products in Japan pursuant to the Eisai License Agreement and any successor arrangement for Japan sales (the “Japan Royalty”, and collectively, the “Transaction”). In consideration for the sale of shares of common stock, the Common Stock Warrant and the Japan Royalty, RPI paid the Company $100.0 million upon the closing of the RPI Purchase Agreement. In addition, RPI agreed, in connection with RPI’s acquisition from Eisai of the right to receive royalties from the Company under the Eisai License Agreement, to reduce the Company’s royalty obligation by low single digits upon the achievement of specified annual net sales levels over $1.5 billion. In addition, under the RPI Purchase Agreement, the Company has the right to sell, and RPI has the obligation to purchase, subject to certain conditions, including a maximum purchase price of $20.00 per share, $50.0 million of shares of common stock at the Company’s option for an 18-month period from the date of execution of the RPI Purchase Agreement (the “Put Option”). In February 2020, the Company sold 2.5 million shares of its common stock to RPI, for an aggregate of $50.0 million in proceeds pursuant to the Put Option. Additionally, under the terms of the RPI Purchase Agreement, the founder and chief executive officer of RP Management, an affiliate of RPI, and a co-founder of Pharmakon Advisors LP, an affiliate of the Lenders, was elected as a director of the Company. As of June 30, 2021 and December 31, 2020, RPI and its affiliates owned approximately 9.0% and 9.0% of the Company’s common stock, respectively.

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

As royalties are remitted to RPI from Eisai, the balance of the Royalty Obligation will be effectively repaid over the life of the Eisai License Agreement. In order to determine the accretion of the Royalty Obligation, the Company is required to estimate the total amount of future royalty payments to RPI over the life of the Eisai License Agreement. The $12.6 million recorded at execution will be accreted to the total of these royalty payments as interest expense over the life of the Royalty Obligation. At execution, the Company’s estimate of this total interest expense resulted in an effective annual interest rate of approximately 9.01%. This estimate contains significant assumptions that impact both the amount recorded at execution and the interest expense that will be recognized over the royalty period. The Company periodically assesses the estimated royalty payments to RPI from Eisai and to the extent the amount or timing of such payments is materially different than the original estimates, an adjustment will be recorded prospectively to increase or decrease interest expense. There are a number of factors that could materially affect the amount and timing of royalty payments to RPI from Eisai, and correspondingly, the amount of interest expense recorded by the Company, most of which are not within the Company’s control. Such factors include, but are not limited to, delays or discontinuation of development of tazemetostat in Japan, regulatory approval, changing standards of care, the introduction of competing products, manufacturing or other delays, generic competition, intellectual property matters, adverse events that result in governmental health authority imposed restrictions on the use of the drug products, significant changes in foreign exchange rates as the royalties remitted to RPI are made in U.S. dollars (USD) while the underlying Japan sales of tazemetostat will be made in currencies other than USD, and other events or circumstances that are not currently foreseen as tazemetostat is still under development in Japan and subject to regulatory approval. Changes to any of these factors could result in increases or decreases to both royalty revenues and interest expense. On June 23, 2021, Eisai announced that it had obtained manufacturing and marketing approval for the EZH2 inhibitor “Tazverik® Tablets 200 mg” (tazemetostat hydrobromide) in Japan with the indication of relapsed or refractory EZH2 gene mutation-positive follicular lymphoma (only when standard treatment is not applicable), which caused the Company to reassess the estimated future royalty payments to RPI. As of June 30, 2021, the Company’s assessment of the estimated future royalty payments to RPI resulted in a current effective interest rate of approximately 13.2%.

The following table shows the activity of the Royalty Obligation since the transaction inception through June 30, 2021:

As of June 30, 2021
(In thousands)
Proceeds from sale of future royalties	$12,601
Non-cash interest expense recognized	2,542
Liability related to the sale of future royalties - ending balance	$15,143

During the three and six months ended June 30, 2021 and 2020, no non-cash royalties from net sales of tazemetostat in Japan were recorded and the Company recorded $0.5 million and $0.9 million, respectively, and $0.3 million and $0.6 million, respectively, of related non-cash interest expense.

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

The Company has the following minimum aggregate future loan payments at June 30, 2021 (in thousands):

As of June 30, 2021
(In thousands)
2021	$—
2022	—
2023	—
2024	70,000
2025	75,000
2026	75,000
Total minimum payments	220,000
Less amounts representing interest and discount	(3,948)
Less current portion	—
Long-term debt, net of current portion	$216,052

For the three and six months ended June 30, 2021 and 2020, interest expense related to the Company's Amended and Restated Loan Agreement was approximately $5.4 million and $10.8 million, respectively, and $1.3 million and $2.1 million, respectively. The total carrying value of debt is classified as long-term on the condensed consolidated balance sheet as of June 30, 2021 and December 31, 2020.

15. Stockholders’ (Deficit) Equity

Common Stock

On March 24, 2020, the Company’s board of directors adopted, subject to stockholder approval, an amendment to the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of common stock, $0.0001 par value per share, from 125,000,000 to 150,000,000 (the “2020 Charter Amendment”). At the Company’s 2020 Annual Meeting of Stockholders, the stockholders of the Company approved the 2020 Charter Amendment, which was filed with the Secretary of State of the State of Delaware on May 29, 2020. On April 8, 2021, the Company’s board of directors adopted, subject to stockholder approval, an amendment to the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 150,000,000 to 225,000,000 (the "2021 Charter Amendment"). At the Company’s 2021 Annual Meeting of Stockholders, the stockholders of the Company approved the 2021 Charter Amendment, which was filed with the Secretary of State of the State of Delaware on June 11, 2021.The number of authorized shares of preferred stock was not affected by these Charter Amendments.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to dividends when and if declared by the board of directors.

2021 At-the-Market Offering Program

On May 6, 2021, the Company entered into an Open Market Sale AgreementSM (“ATM Sale Agreement”), with Jefferies LLC (“Jefferies”) to sell, from time to time, shares of the Company's common stock having an aggregate offering price of up to $200.0 million through an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended, under which Jefferies would act as sales agent (the "ATM Offering"). The shares that may be sold under the ATM Sale Agreement, if any, are issued and sold pursuant to the Company’s shelf registration statement on Form S-3 that was declared effective by the Securities and Exchange Commission on May 13, 2021. The Company agreed to compensate Jefferies at a fixed commission rate equal to 3.0% of the gross sales proceeds of such shares.

During the three months ended June 30, 2021, the Company sold a total of 182,866 shares of the Company’s common stock under the ATM Sale Agreement, at a volume weighted average gross selling price of approximately $8.53 per share for net proceeds of approximately $1.5 million. During the three months ended June 30, 2021, in addition to sales commissions to Jefferies of approximately $48 thousand, which have been accounted for as an offset to additional paid-in capital, the Company incurred approximately $0.3 million of legal, accounting and other costs to establish and activate the ATM program.

RPI Put Option

In February 2020, the Company sold 2,500,000 shares of its common stock in connection with the exercise of its Put Option to sell shares of its common stock for an aggregate of $49.9 million in net proceeds after deducting financing costs of $0.1 million.

Convertible Preferred Stock

The Company has 337,800 shares of Series A Convertible Preferred Stock outstanding as of June 30, 2021 and as of December 31, 2020.

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

Warrants

In November 2019, the Company issued the Common Stock Warrant for the purchase of up to 2,500,000 shares of Common Stock at an exercise price of $20.00 per share to RPI pursuant to the RPI Purchase Agreement (for additional information see Note 13, Sale of Future Royalties), which were classified as equity and recorded at their relative fair value of $8.4 million to additional paid-in capital on the consolidated balance sheets. The Common Stock Warrant remain outstanding as of June 30, 2021.

16. Stock-Based Compensation

Total stock-based compensation expense related to stock options, restricted stock units, shares issued under the employee stock purchase plan, and shares granted to non-employee directors in lieu of board fees was $6.7 million and $8.3 million for the three months ended June 30, 2021 and June 30, 2020, respectively, and $13.7 million and $14.8 million for the six months ended June 30, 2021 and June 30, 2020, respectively.

Stock-based compensation expense is classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)		(In thousands)
Research and development	$2,023	$2,804	$4,253	$4,966
General and administrative	4,695	5,488	9,480	9,836
Total	$6,718	$8,292	$13,733	$14,802

Stock Options

The weighted-average grant date fair value of options, estimated as of the grant date using the Black-Scholes option pricing model, was $5.10 and $9.29 per option for those options granted during the three months ended June 30, 2021 and 2020, respectively, and $6.41 and $12.25 for those options granted during the six months ended June 30, 2021 and 2020, respectively.

Key assumptions used to apply this pricing model were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Risk-free interest rate	0.8%	0.3%	0.5%	1.1%
Expected life of options	5.71 years	5.91 years	5.94 years	5.96 years
Expected volatility of underlying stock	70.7%	72.0%	70.5%	70.7%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

The following is a summary of stock option activity for the six months ended June 30, 2021:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at December 31, 2020	10,225	$14.77
Granted	3,149	10.42
Exercised	(104)	8.83
Forfeited	(1,212)	14.67
Outstanding at June 30, 2021	12,058	$13.69	7.41	$255
Exercisable at June 30, 2021	5,576	$14.47	6.18	$125

As of June 30, 2021, there was $47.2 million of unrecognized compensation cost related to stock options that are expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 2.60 years.

Restricted Stock Units

During the six months ended June 30, 2021, 971,845 restricted stock units (“RSUs”) were granted to executives and employees and 72,540 RSUs were granted to non-employee directors. The awards were service-based. Assuming all service conditions are achieved, the executive and employee RSUs will vest as to 25% of the shares of Company common stock underlying the RSUs on an annual basis over a four year period of time from the grant dates, and the non-employee director RSUs will vest as to 100% of the shares of Company common stock underlying the RSUs in full on the earlier of the first anniversary of the grant date and the date of the succeeding annual meeting of stockholders.

	Number of Service Based RSU Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	668	$17.56
Granted	1,044	10.82
Vested	(177)	17.35
Forfeited	(177)	13.67
Outstanding at June 30, 2021	1,358	$12.91

Compensation expense totaling $1.2 million and $2.2 million was recognized for the service-based RSUs for the three and six months ended June 30, 2021, respectively. Compensation expense totaling $0.7 million and $1.2 million was recognized for the service-based RSUs for the three and six months ended June 30, 2020, respectively.

As of June 30, 2021, there was $14.1 million of unrecognized compensation cost related to service-based RSUs that are expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 3.03 years.

During 2019, the Company granted 604,000 RSUs to executives and employees, which contained performance conditions, and 20% of the RSUs vested on June 30, 2019, 25% of the RSUs vested on January 23, 2020, 20% of the RSUs vested on March 24, 2020, and 30% of the RSUs vested on June 25, 2020 in connection with achievement of the final performance milestone. There was no unrecognized compensation cost as of June 30, 2021, related to performance-based RSUs.

Compensation expense totaling $2.1 million and $3.5 million was recognized for the performance-based RSUs for the three and six months ended June 30, 2020, respectively. There was no compensation expense recognized for the performance-based RSUs for the three and six months ended June 30, 2021.

17. Loss Per Share

Basic and diluted loss per share allocable to common stockholders are computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands except per share data)		(In thousands except per share data)
Net loss	$(64,363)	$(58,451)	$(134,637)	$(109,388)
Weighted average shares outstanding	102,053	101,104	101,922	100,360
Basic and diluted loss per share allocable to common stockholders	$(0.63)	$(0.58)	$(1.32)	$(1.09)

The following common stock equivalents were excluded from the calculation of diluted loss per share allocable to common stockholders because their inclusion would have been anti-dilutive:

	For the Three and Six Months Ended As of June 30,
	2021	2020
	(In thousands)
Stock options	12,058	10,025
Restricted stock units	1,358	679
Shares issuable under employee stock purchase plan	113	33
Series A Preferred Stock (if converted)	3,378	3,378
Warrants	2,500	2,500
	19,407	16,615

18. Subsequent Events

HutchMed License Agreement

On August 7, 2021, the Company entered into a license agreement (the “HutchMed License Agreement”) with Hutchison China MediTech Investment Limited (“HutchMed”) for the development, manufacture and commercialization of tazemetostat, either as a monotherapy or as a part of combinations with other therapies, including HutchMed proprietary compounds, agreed by the parties under the HutchMed License Agreement (“Licensed Products”) for the treatment of epithelioid sarcoma, follicular lymphoma, diffuse large B-cell lymphoma in humans, and any additional indications agreed by the parties in accordance with the terms of the HutchMed License Agreement (the “Field”) in mainland China, Taiwan, Hong Kong and Macau (each, a “Jurisdiction”, and collectively, the “Territory”).

The Company has granted HutchMed licenses under patent rights and know-how controlled by the Company to enable HutchMed to develop and commercialize Licensed Products in the Field in the Territory. The licenses granted to HutchMed are co-exclusive with the Company with respect to the development of Licensed Products in the Field in the Territory and exclusive with respect to the commercialization of Licensed Products in the Field in the Territory. The Company also granted HutchMed a license under patent rights and know-how controlled by the Company to enable HutchMed to manufacture tazemetostat drug substance and drug product for the purpose of developing and commercializing Licensed Products in the Field in the Territory. The Company retains development and commercialization rights with respect to Licensed Products in the rest of the world outside of the Territory except for Japan.  During the term of the HutchMed License Agreement, each party and its affiliates is prohibited from developing or commercializing in the Field in the Territory any other compound or product that inhibits, modulates or degrades EZH1, EZH2, or any other member of the polycomb repressive complex 2, including the EED protein, provided that, subject to limitations specified in the HutchMed License Agreement, HutchMed may develop, without the use of know-how or patent rights licensed by Epizyme, its existing preclinical compound that inhibits EZH1 and EZH2.

The Company has agreed to conduct a technology transfer of manufacturing technology to HutchMed to enable HutchMed to manufacture clinical and commercial quantities of tazemetostat drug substance and drug product to carry out its obligations and exercise its rights under the HutchMed License Agreement. Subject to the execution of a clinical supply agreement or commercial supply agreement, as applicable, and until the completion of the technology transfer to HutchMed, the Company has agreed to manufacture and supply HutchMed with tazemetostat drug substance and drug product in sufficient quantities for HutchMed’s development or commercialization activities for Licensed Products in the Field in the Territory.

HutchMed has agreed to use commercially reasonable efforts to carry out development activities in the Territory as agreed by the parties and to seek to obtain and maintain regulatory approval of the Licensed Products in the Territory. HutchMed agreed to use commercially reasonable efforts to commercialize Licensed Products in the Field in the Territory. HutchMed is responsible for all costs it incurs in developing, obtaining regulatory approval of, and commercializing Licensed Products in the Field in the Territory, including costs incurred by HutchMed in conducting clinical trials that only include clinical sites in the Territory. For global studies conducted by the Company that HutchMed elects to participate in by conducting any such study in the Territory, HutchMed will be responsible for enrolling and treating in the Territory 20% of the total number of study patients of such global study and will be responsible for costs for those patients enrolled and treated in such trials. HutchMed will also be responsible for 20% of the costs of such global studies that are not specific to any territory and the Company will be responsible for all other costs of such global studies. HutchMed has agreed to participate in the Company’s EZH-301 and EZH-302 global studies, however under certain circumstances where the EZH-302 global study is not considered a confirmatory trial for regulatory approval in China, the Company shall be responsible for the costs of the trial in the Territory.

Pursuant to the HutchMed License Agreement, the Company is entitled to receive an upfront payment of $25.0 million. The Company is also entitled to milestone payments of up to $110.0 million in the aggregate for achievement of specified development and regulatory milestones with respect to Licensed Products in the Territory, and up to $175.0 million in the aggregate for achievement of specified sales milestones in the Territory with respect to the Licensed Products. The Company will also be entitled to receive tiered royalties, ranging from a mid-teens percentage to a low twenties percentage based on HutchMed’s cumulative annual net sales, if any, of Licensed Products in the Territory. Royalties are payable for each Licensed Product commencing on the first commercial sale of the applicable Licensed Product and ending, on a Jurisdiction-by-Jurisdiction basis, on the latest of expiration of specified patent coverage, expiration of specified regulatory exclusivity or a specified period following the first commercial sale in such Jurisdiction and may be reduced in various circumstances.

Under the HutchMed License Agreement, the Company issued a warrant (the “Warrant”) to HutchMed, exercisable at any time prior to August 7, 2025 for up to 5,653,000 shares of the Company’s common stock at an exercise price of $11.50 per share. The Company has agreed to file a registration statement registering for resale the shares of the Company’s common stock issuable upon exercise of the Warrant.

Unless earlier terminated, the HutchMed License Agreement will expire upon the expiration of the last royalty term for the last Licensed Product in the Field in the Territory. HutchMed may terminate the HutchMed License Agreement in its entirety for any or no reason upon 12 months’ prior written notice to the Company. Either party may, subject to specified cure periods, terminate the HutchMed License Agreement in the event of the other party’s uncured material breach, and under specified circumstances relating to the other party’s insolvency or if the other party or its affiliates challenges the validity, patentability, or enforceability of patent rights that are owned by or licensed to such party or its affiliates and that are subject to the licenses granted in the HutchMed License Agreement.

Operating Cost Reduction

On August 9, 2021, the Company announced a cross-functional reduction of approximately 11% of its current workforce under a cost reduction plan. Affected employees will be offered separation benefits, including severance payments along with temporary healthcare coverage assistance. The Company estimates that the severance and termination-related costs will be approximately $2.0 million and expects to record these charges in the third quarter of 2021. The Company expects that payments of these costs will be made through the end of the first quarter of 2022.

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

Note on the COVID-19 Pandemic

The complex challenges created by the COVID-19 pandemic have had an adverse impact on our business, operations, and financial performance, and as such we continue to take steps to respond to these challenges and adjust our commercial strategy and operating plans accordingly.

We believe that the COVID-19 pandemic has had an adverse impact on sales of TAZVERIK since the FDA’s approval in June 2020 of TAZVERIK for follicular lymphoma, or FL. Our commercial and medical affairs field teams are continuing to use virtual formats as well as in-person interactions where possible in order to allow us to serve the needs of healthcare providers, patients and other stakeholders. However, the COVID-19 pandemic has continued to negatively impact epithelioid sarcoma, or ES, and FL patient visits to physicians, new patient starts across all lines of treatment, and the ability of our field-based teams to fully access ES and FL prescribers, and these challenges continued through the second quarter of 2021. As a result, commercial demand for TAZVERIK has been negatively impacted. On August 9, 2021, we announced changes to our commercial strategy and organization and adjustments to our operating plans, including operating expense reductions, as we work to optimize the commercialization of TAZVERIK in ES and FL while prioritizing our investment of company resources on what we believe to be our most important value-driving clinical trials and programs, including the generation of additional clinical data for TAZVERIK across treatment lines and in combinations to support increased adoption in the longer term.

Although patient demand for TAZVERIK increased by three percent in the second quarter of 2021 compared to the first quarter of 2021, our net revenue for TAZVERIK was negatively impacted by a higher utilization of our Patient Assistance Program over the same period and did not meet our expectations. However, we continue to see new prescriptions being written for both EZH2 mutation and wild-type patients, in the academic and community settings, and across multiple treatment lines in relapsed or refractory FL patients. In addition, payor coverage for ES and FL continues to be in-line with the TAZVERIK label.

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

To date, the COVID-19 pandemic has not had a material impact on our supply chain, and we currently have a consistent supply of tazemetostat and TAZVERIK that we believe will cover our ongoing clinical development as well as the ongoing commercialization for ES and FL. As a proactive measure, we have taken certain steps to try to reduce the risk to our supply chain, such as advancing orders for long-lead items in anticipation of potential future delays or shortages. Because the ongoing COVID-19 pandemic could materially adversely impact our suppliers and result in delays or disruptions in our current or future supply chain, we are continuing to monitor and manage our supply chain accordingly.

We plan to continue to assess the potential duration, scope and severity of the COVID-19 pandemic and its impacts on our business, operations and financial performance, and to continue to work closely with our third-party vendors, collaborators and other parties in order to seek to continue to advance our commercialization efforts of TAZVERIK and to continue to advance the development of our pipeline, while making the health and safety of our employees and their families, healthcare providers, patients and communities a top priority. Due to the evolving and uncertain global impacts of the COVID-19 pandemic, however, we cannot precisely determine or quantify the impact that this pandemic has had on our business, operations and financial performance or the impact that this pandemic will have in 2021 and beyond.

Please refer to our risk factors set forth in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission on February 23, 2021 and in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q for further discussion of risks related to the COVID-19 pandemic.

Operating Expense Reductions

In response to the challenges we have continued to face since we commenced the launch of TAZVERIK in FL in June 2020, we are implementing changes to our commercial strategy and organization in an effort to accelerate commercial adoption of TAZVERIK in appropriate patients as well as a broader operational cost reduction plan that will reduce our headcount across different areas of the organization and prioritize our investment of company resources in what we believe to be our most important value-driving clinical trials and programs, including our EZH-302, EZH-1401, EZH-1101, and two proposed signal finding basket studies that we plan to initiate in the second half of 2021 and our novel SETD2 inhibitor EZM0414 program. To further accelerate these important programs, we plan to reduce and manage our operating expenses commensurate with our ability to drive top-line revenue growth.

We expect that these actions will allow us to keep the company in a financial position that will enable us to continue to achieve important near-term milestones and execute on our long-term strategy, which remain unchanged. On August 9, 2021, we announced a cross-functional reduction of our 2021 budgeted headcount by approximately 20% which includes approximately 11% of our current workforce under the cost reduction plan. Affected employees will be offered separation benefits, including severance payments along with temporary healthcare coverage assistance. We estimate that the severance and termination-related costs will be approximately $2.0 million and expect to record these charges in the third quarter of 2021. We expect that payments of these costs will be made through the end of the first quarter of 2022.

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

We continue to see these four pillars as the core of our five-year corporate strategy to promote growth and value creation, and we believe that our refined commercial strategy, organizational structure, and operational changes will provide the capital flexibility to execute on these pillars.

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

As part of the accelerated approval for ES, continued approval for this indication is contingent upon verification and description of clinical benefit in a confirmatory trial. To provide this confirmatory evidence to support a full approval of TAZVERIK for this indication, we are conducting a single global, randomized, controlled Phase 1b/3 confirmatory trial (EZH-301) assessing TAZVERIK in combination with doxorubicin compared with doxorubicin plus placebo as a front-line treatment for ES. The trial is expected to enroll approximately 152 patients. We have completed the planned enrollment in the Phase 1b safety run-in portion of the trial, and we expect to commence the Phase 3 efficacy portion of the trial in 2021. We reported safety and preliminary activity data from the patients in the safety run-in portion of the study at the American Society of Clinical Oncology annual meeting in June 2021.

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

During the second quarter of 2021, we completed enrollment of all Phase 1b safety run-in cohorts of the Phase 1b/3 trial with a total of 36 patients, including patients at the 600mg TAZVERIK twice daily dosing regimen and patients at the 800mg TAZVERIK twice daily dosing regimen per FDA’s requested number of patients. The safety profile observed in the patients in both the 800mg and 600mg dose cohorts has been consistent with that described in the respective reference safety information documents in the label. Most notably, no DLTs have been reported during the first cycle of treatment. Of the 36 patients enrolled, 17 patients are currently considered evaluable for efficacy based on the availability of tumor scans. All 17 patients responded to treatment, with six patients having a complete response, and 11 patients having a partial response. For all response evaluable patients, the duration on therapy is in the range between 2 and 10 months of therapy. The Phase 1b safety run-in portion of the trial is currently ongoing, and we are following patients to obtain more data. As we continue to conduct the Phase 1b safety run-in portion of the trial, we are using the time to activate as many study sites as possible, globally, to ensure we can enroll the Phase 3 portion of the trial quickly once we have obtained approval from the FDA. We plan to present further data from the safety run-in portion of the trial at the American Society of Hematology annual meeting in December 2021.

The Phase 3 portion of the trial will be a global, randomized, adaptive Phase 1b/3 confirmatory trial (EZH-302) assessing the combination of TAZVERIK with “R2” (Revlimid® plus rituximab), an approved chemotherapy-free treatment regimen, compared with R2 plus placebo for FL patients in the second-line or later treatment setting. We expect to conduct this part of the trial in 500 patients globally. The IND that we filed in China for EZH-302 has recently received China’s Center for Drug Evaluation, or CDE, approval in July 2021, following official CDE acceptance of our IND filing in May 2021. The primary endpoint for the trial will be based on progression free survival as determined by investigator. Based on discussions with the FDA, the trial will include two interim analyses, the first of which is for futility only and second of which will be conducted for futility, and once 65% of progression free survival events have occurred, will also include an efficacy evaluation.

Through our planned development efforts, our intention is to eventually make TAZVERIK available in all lines of treatment for patients with FL. We plan to leverage the confirmatory trial and post-marketing commitments to expand TAZVERIK into the second-line treatment setting. In collaboration with The Lymphoma Study Association, or LYSA, and based on clinical activity observed with tazemetostat in combination with R-CHOP as a front-line treatment for patients with high risk diffuse large B-cell lymphoma, or DLBCL, we commenced a Phase 2 clinical trial that is being conducted by LYSA evaluating this combination as a front-line treatment for high-risk patients with FL. We also converted an investigator-sponsored study to evaluate tazemetostat in combination with rituximab with FL in the third-line or later treatment settings to a Company-sponsored study in order to expand the number of participating sites, and this study (EZH-1401) is currently enrolling patients. We expect to share the full dataset for the EZH-1401 study at a medical conference in mid-2022. In addition, we are finalizing plans for investigator-sponsored studies to evaluate tazemetostat in combination with venetoclax or BTK inhibitors for the treatment of patients with FL in the third-line or later treatment settings.

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

We anticipate reporting further safety and preliminary activity data from the Phase 1b safety run-in portion of the EZH-1101 trial at the European Society for Medical Oncology (ESMO) Congress in September 2021.

Based on these early safety and activity findings observed in the Phase 1b safety run-in portion of the EZH-1101 trial, in the first quarter of 2021 we initiated enrollment in the Phase 2 efficacy portion of the trial evaluating tazemetostat in combination with enzalutamide compared to enzalutamide alone in 80 men with mCRPC. The primary endpoint for the trial is radiographic progression free survival.

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

To efficiently evaluate tazemetostat’s potential safety and efficacy across multiple new types of hematological malignancies and solid tumors, we plan to initiate two signal finding basket studies in the second half of 2021, a Phase 1b/2 trial evaluating tazemetostat with multiple combinations in hematological malignancies, and a Phase 2 trial evaluating tazemetostat with multiple combinations across three solid tumor types. In July 2021, we received “study may proceed” from the FDA with respect to our IND for the proposed solid tumor basket study. By using this approach, we will study multiple combinations with standard of care therapies and novel mechanisms of action as we seek to expand the potential of TAZVERIK to patients and the physicians who treat them efficiently and effectively.

We own the global development and commercialization rights to tazemetostat outside of Japan. On August 7, 2021, we granted a license to Hutchison China MediTech Investment Limited, or HutchMed, for the co-exclusive (with us) development and exclusive commercialization of tazemetostat, either as a monotherapy or as a part of combinations with other therapies, including HutchMed proprietary compounds, agreed by us and HutchMed for the treatment of epithelioid sarcoma, follicular lymphoma, diffuse large B-cell lymphoma in humans, and any additional indications agreed by us and HutchMed in mainland China, Taiwan, Hong Kong and Macau. Eisai Co. Ltd, or Eisai, holds the rights to develop and commercialize tazemetostat in Japan.

TAZVERIK is available to eligible patients in the United States via a specialty distribution network. To commercialize TAZVERIK for the ES and FL indications in the United States, we have built a focused field presence and marketing capabilities. In August 2021, we announced changes to our commercial strategy and organization, including realignment of our commercial organization by creating and expanding new field roles intended to better reach thought leaders and large community accounts, while reducing traditional sales roles and overall headcount. Additionally, we will be shifting some of our resources to implement digital approaches to reach both healthcare providers and patients directly. In June 2021, to help provide access to information that we believe will help evolve the treatment of FL, we launched the EZH2NowTM testing program with Quest Diagnostics to provide EZH2 mutation testing for patients with FL. We believe that these changes will allow us to better deliver on our commercial goals.

For geographies outside the United States, we are evaluating the most efficient path to obtain marketing approval, commercialize and distribute TAZVERIK to reach patients, including pursuing potential strategic collaborations.

On August 7, 2021 we entered into a license agreement, or the HutchMed License Agreement, with Hutchison China MediTech Investment Limited, or HutchMed, for the development, manufacture and commercialization of tazemetostat, either as a monotherapy or as a part of combinations with other therapies, including HutchMed proprietary compounds, agreed by the parties, for the treatment of epithelioid sarcoma, follicular lymphoma, diffuse large B-cell lymphoma in humans, and any additional indications agreed by the parties in mainland China, Taiwan, Hong Kong and Macau, or the HutchMed Territory, which is intended to bring TAZVERIK to patients in the HutchMed Territory and to further extend the clinical development of TAZVERIK in new treatment combinations. We are entitled to receive an upfront payment of $25.0 million from HutchMed under the HutchMed License Agreement. We are also entitled to milestone payments of up to $110.0 million in the aggregate for achievement of specified development and regulatory milestones with respect to tazemetostat products in the HutchMed Territory under the HutchMed License Agreement, and up to $175.0 million in the aggregate for achievement of specified sales milestones in the HutchMed Territory with respect to tazemetostat products under the HutchMed License Agreement. We will also be entitled to receive tiered royalties, ranging from a mid-teens percentage to a low twenties percentage based on HutchMed’s cumulative annual net sales, if any, of tazemetostat products in the HutchMed Territory. See Note 18, Subsequent Events, of the notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of the HutchMed License Agreement.

In Europe, we are continuing to explore and understand what may be necessary in order for us to submit a marketing authorization application to the European Medicines Agency, or EMA, in an effort to obtain marketing approval of tazemetostat from the EMA in ES and FL. We expect to define a path to regulatory submission in Europe by the end of 2021.

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

The most advanced of these product candidates is a novel oral inhibitor of SETD2 (EZM0414). SETD2 is an HMT, similar to EZH2, which plays multiple important roles in oncogenesis. Based on the potential of SETD2 inhibition demonstrated in multiple preclinical settings, including multiple myeloma, and in particular high risk t(4;14) multiple myeloma and in other B-cell malignancies such as diffuse large B-cell lymphoma, as well as in combination with existing and emerging therapies including tazemetostat, we submitted an IND for EZM0414 to the FDA in July 2021. We received “study may proceed” from the FDA with respect to our IND for EZM0414 in July 2021, and we plan to initiate a first-in-human clinical trial by the end of 2021. This planned clinical trial is intended to evaluate the safety and optimize the dose and schedule of EZM0414 in r/r multiple myeloma and DLBCL patients. Once we have optimized the dose, we then expect to further expand to three patient cohorts: t(4;14) multiple myeloma, non t(4;14) multiple myeloma and DLBCL.

To date, we have entered into various strategic collaborations, including with HutchMed, Glaxo Group Limited (an affiliate of GlaxoSmithKline plc), or GSK, Eisai, Roche and other third parties. As one of several key aspects of our strategy, we plan to continue to leverage our existing collaborations and to seek to identify new strategic collaborations to further support and grow our business in and outside of the United States.

Through June 30, 2021, in addition to revenues from product sales, we have raised an aggregate of $1,528.9 million to fund our operations. This includes $243.8 million of non-equity funding through our collaboration agreements, $368.1 million of funding, consisting of $150.0 million in equity funding received through agreements with RPI Finance Trust, or RPI, and $218.1 million in debt financing received through an amended and restated loan agreement, or the Amended and Restated Loan Agreement, with BioPharma Credit Investments V (Master) LP and BPCR Limited Partnership (as transferee of BioPharma Credit Investments V (Master) LP’s interest as a lender), or the Lenders, $841.0 million from the sale of common stock and series A convertible preferred stock in our public offerings and at-the-market offerings and $76.0 million from the sale of redeemable convertible preferred stock in private financings prior to our initial public offering in May 2013.

As of June 30, 2021, we had $244.0 million in cash, cash equivalents and marketable securities.

We commenced active operations in early 2008, and since inception, have incurred significant operating losses. Our net loss was $64.4 million and $134.6 million for the three and six months ended June 30, 2021, respectively. As of June 30, 2021, our accumulated deficit totaled $1,123.4 million. Notwithstanding our sales of TAZVERIK, we expect to continue to incur significant expenses and operating losses over the next several years. Our expenses and net losses may fluctuate significantly from quarter to quarter and year to year as we continue to fund our most important value-driving clinical trials and programs; implement and execute changes to our commercial strategy; make any royalty payments provided for and achieved under the amended and restated collaboration and license agreement with Eisai; pay interest and principal associated with the Amended and Restated Loan Agreement; and continue research and development and initiate clinical trials of, and seek regulatory approval for, any future product candidates.

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

Results of Operations

Revenues

The following is a comparison of total revenues for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
	(In millions)			(In millions)
Product revenues, net	$8.0	$2.2	$5.8	$14.2	$3.5	$10.7
Collaboration and other revenue	5.0	0.2	$4.8	6.5	0.3	6.2
Total revenues	$13.0	$2.4	$10.6	$20.7	$3.8	$16.9

Product Revenues, net

Net product revenues represent U.S. sales from our sole commercial product, TAZVERIK, which was first approved by the FDA on January 23, 2020, less allowances and accruals. During the three months ended June 30, 2021 and 2020, net product revenues were $8.0 million and $2.2 million, respectively. The $5.8 million increase reflects the timing of approval of TAZVERIK for ES in January 2020 and the approval of TAZVERIK for FL in June 2020. During the six months ended June 30, 2021 and 2020, net product revenues were $14.2 million and $3.5 million, respectively. The $10.7 million increase reflects the timing of approval of TAZVERIK for ES in January 2020 and the approval of TAZVERIK for FL in June 2020. Product revenue during the three months ended June 30, 2021 included $3.2 million related to the sale of commercial product by one of our customers to a third-party pharmaceutical company for use in its clinical trials. Sales allowances and accruals consisted of patient financial assistance, distribution fees, discounts, and chargebacks.

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

In the three and six months ended June 30, 2021, we recognized $5.0 million and $6.5 million, respectively, in collaboration and other revenue. This collaboration revenue was recognized as part of our supply agreement with Eisai for the Company’s waiver of its exclusive right to its manufacturer for the supply of tazemetostat drug substance, the manufacture and supply of tazemetostat and technical support services. In the three and six months ended June 30, 2020, we recognized $0.2 million and $0.3 million in collaboration revenue as part of our Boehringer Ingelheim collaboration. We recognized revenue as our research services were performed. In December 2020, we received written notice from Boehringer Ingelheim to terminate the collaboration agreement, effective January 31, 2021.

Cost of Revenues

The following is a comparison of cost of revenue for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
	(In millions)			(In millions)
Cost of product revenue	$2.5	$1.0	$1.5	$4.5	$1.6	$2.9
Cost of other revenue	—	—	—	0.8	—	0.8
Total cost of revenue	$2.5	$1.0	$1.5	$5.3	$1.6	$3.7

The cost of revenues primarily consists of costs related to the sales of TAZVERIK and sales of tazemetostat API and finished goods to our collaborators or licensors. These costs include materials, labor, manufacturing overhead, amortization of milestone payments, and royalties payable on net sales of TAZVERIK. During the three months ended June 30, 2021 and 2020, the cost of product revenue was $2.5 million and $1.0 million, respectively, and consisted of $0.3 million and $0.1 million, respectively, in costs associated with manufacturing TAZVERIK, $1.0 million and $0.6 million, respectively, in amortization expense related to the two $25.0 million milestone payments under our agreement with Eisai upon regulatory approval of TAZVERIK for epithelioid sarcoma and upon regulatory approval of TAZVERIK for follicular lymphoma, and $1.2 million and $0.3 million, respectively, in worldwide royalties due under the Eisai License Agreement on net sales of TAZVERIK. We did not have cost of other revenues in the three months ended June 30, 2021.

During the six months ended June 30, 2021 and 2020, the cost of product revenue was $4.5 million and $1.6 million, respectively, and consisted of $0.3 million and $0.2 million, respectively, in costs associated with manufacturing TAZVERIK, $2.1 million and $0.9 million, respectively, in amortization expense related to the $25.0 million milestone payment under our agreement with Eisai upon regulatory approval of tazemetostat for epithelioid sarcoma, and $2.1 million and $0.5 million, respectively, in worldwide royalties due under the Eisai License Agreement on net sales of TAZVERIK. Cost of other revenue during the six months ended June 30, 2021 consisted of $0.8 million of costs related to sales of tazemetostat drug product to Eisai. All product costs incurred prior to FDA approval of TAZVERIK in January 2020 were expensed as research and development expenses. We expect our cost of product revenues to continue to be positively impacted during 2021 and in future periods, as we sell through certain inventory that was expensed prior to FDA approval of TAZVERIK in January 2020.

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

The following is a comparison of research and development expenses for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
	(In millions)			(In millions)
Research and development	$34.9	$26.4	$8.5	$67.6	$51.5	$16.1

During the three and six months ended June 30, 2021, total research and development expenses increased by $8.5 million and $16.1 million, respectively, compared to the three and six months ended June 30, 2020. The increase in both the three and six months ended June 30, 2021 relates to increases in clinical trial expenses and discovery research activities related to tazemetostat in other indications, which were offset by decreases in costs associated with the build-out of our regulatory and late-stage development groups.

The following table illustrates the components of our research and development expenses:

	Three Months Ended June 30,			Six Months Ended June 30,
Product Program	2021	2020	Change	2021	2020	Change
	(In millions)			(In millions)
External research and development expenses:
Tazemetostat and related EZH2 programs	$15.3	$10.1	$5.2	$27.0	$18.7	$8.3
Discovery and preclinical stage product programs, collectively	5.9	3.1	2.8	11.7	6.8	4.9
Unallocated personnel and other expenses	13.7	13.2	0.5	28.9	26.0	2.9
Total research and development expenses	$34.9	$26.4	$8.5	$67.6	$51.5	$16.1

External research and development costs include external manufacturing costs related to the acquisition of active pharmaceutical ingredient and manufacturing of clinical drug supply, ongoing clinical trial costs, discovery and preclinical research in support of the tazemetostat program and expenses associated with our companion diagnostic program.

External research and development expenses for tazemetostat and related EZH2 programs increased $5.2 million and $8.3 million, respectively, for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020. The increase for the three and six months ended June 30, 2021 relates to increases in clinical trial expenses and discovery research activities related to tazemetostat in other indications, which were offset by decreases in costs associated with the build-out of our regulatory and late-stage development groups.

External research and development expenses for discovery and preclinical stage product programs increased $2.9 million and $4.9 million, respectively, for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020, primarily related to increased spending for discovery research activities and development activities related to our preclinical programs.

Unallocated personnel and other expenses are comprised of compensation expenses for our full-time research and development employees and other general research and development expenses. Unallocated personnel and other expenses during the three and six months ended June 30, 2021 increased $0.5 million and $2.8 million, respectively, compared to the three and six months ended June 30, 2020. The increase is a result of increases in facilities and equipment related expenses and in unallocated personnel costs, offset by an increase in the allocation of expenses to projects.

We expect that research and development expenses will decrease in the second half of 2021, as we implement our operating expense reductions and prioritize our investment of company resources in what we believe to be our most important value-driving clinical trials and programs, including our EZH-302, EZH-1401, EZH-1101, and two proposed basket studies and our EZM0414 program.

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

The following is a comparison of selling, general and administrative expenses for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
	(In millions)			(In millions)
Selling, general and administrative	$33.9	$32.7	$1.2	$70.3	$59.6	$10.7

For the three and six months ended June 30, 2021, our selling, general and administrative expenses increased $1.2 million and $10.7 million, respectively, compared to the three and six months ended June 30, 2020. The increase for the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020 is due to increased commercialization activities, including the build-out of our sales force and commercial infrastructure to support the commercial launch of TAZVERIK in the approved ES and FL indications in 2020, and increased personnel related expenses.

We expect that selling, general and administrative expenses will decrease in the second half of 2021, as we implement changes to our commercial strategy and organization in an effort to accelerate commercial adoption of TAZVERIK in appropriate patients as well as an operational cost reduction across general and administrative functions as part of our prioritization of our investment of company resources in what we believe to be our most important value-driving clinical trials and programs.

Other (Expense) Income, Net

The following is a comparison of other (expense) income, net for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
	(In millions)			(In millions)
Other (expense) income, net
Interest income	$0.0	$0.8	$(0.8)	$0.1	$2.3	$(2.2)
Interest expense	(5.6)	(1.3)	(4.3)	(11.1)	(2.1)	(9.0)
Other income (expense), net	(0.0)	(0.0)	(0.0)	(0.1)	(0.1)	0.0
Non-cash interest expense related to sale of future royalties	(0.5)	(0.3)	(0.2)	(1.0)	(0.6)	(0.4)
Other (expense) income, net	$(6.1)	$(0.8)	$(5.3)	$(12.1)	$(0.5)	$(11.6)

Other (expense) income, net consists of interest income earned on our cash equivalents and marketable securities. The increase in other expense for the three months ended June 30, 2021 is principally due to an increase in interest expense of $4.3 million incurred in connection with our long-term debt obligations under our Amended and Restated Loan Agreement and an increase in non-cash interest expense related to the sale of future royalties of $0.2 million. The increase in other expense for the six months ended June 30, 2021 is principally due to an increase in interest expense of $9.0 million incurred in connection with our long-term debt obligations under our Amended and Restated Loan Agreement, and an increase in non-cash interest expense related to the sale of future royalties of $0.4 million.

Income Tax Expense

We did not record a federal or state income tax provision or benefit for the three and six months ended June 30, 2021 and 2020 due to the expected and known loss before income taxes to be incurred, or incurred, as applicable, for the years ended December 31, 2021 and 2020, as well as our continued maintenance of a full valuation allowance against our net deferred tax assets, with the exception of the deferred tax asset related to alternative minimum tax credit.

Liquidity and Capital Resources

Through June 30, 2021, in addition to revenues from product sales, we have raised an aggregate of $1,528.9 million to fund our operations. This includes $243.8 million of non-equity funding through our collaboration agreements, $368.1 million of funding, consisting of $150.0 million in equity funding received through agreements with RPI Finance Trust, or RPI, and $218.1 million in debt financing received through a loan agreement with BioPharma Credit Investments V (Master) LP and BPCR Limited Partnership (as transferee of BioPharma Credit Investments V (Master) LP’s interest as a lender), $841.0 million from the sale of common stock and series A convertible preferred stock in our public offerings and at-the-market offerings and $76.0 million from the sale of redeemable convertible preferred stock in private financings prior to our initial public offering in May 2013. As of June 30, 2021, we had $244.0 million in cash, cash equivalents and marketable securities.

On May 6, 2021, we entered into an Open Market Sale AgreementSM, or ATM Sale Agreement, with Jefferies LLC, or Jefferies, to sell, from time to time, shares of our common stock having an aggregate offering price of up to $200,000,000 through an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended, under which Jefferies would act as sales agent, which we refer to as the ATM Offering. The shares that may be sold under the ATM Sale Agreement, if any, are issued and sold pursuant to the Company’s shelf registration statement on Form S-3 that was declared effective by the Securities and Exchange Commission on May 13, 2021. Through June 30, 2021, we have sold 182,866 shares of our common stock under the ATM Offering resulting in net proceeds of approximately $1.5 million.

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

Outlook

Based on our current operating plan which includes the anticipated savings resulting from the cost reduction plan we announced in August 2021, we expect that our existing cash, cash equivalents and marketable securities as of June 30, 2021, together with the cash we expect to generate from product sales, and the $25 million upfront payment to be received under our license agreement with HutchMed, will be sufficient to fund our planned operating expenses and capital expenditure requirements and pay our debt service obligations as they become due into the fourth quarter of 2022, without giving effect to any potential future milestone payments we may receive under our collaboration agreements with HutchMed or GSK. We have based this estimate on assumptions that may prove to be wrong, such as the revenue that we expect to generate from the sale of our products, and particularly as the process of testing drug candidates in clinical trials is costly and the timing of progress in these trials is uncertain. As a result, we could use our capital resources sooner than we expect.

Cash Flows

The following is a summary of cash flows for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020	Change
	(In millions)
Net cash (used in) operating activities	$(132.2)	$(110.7)	$(21.5)
Net cash (used in) provided by investing activities	40.7	(12.8)	53.5
Net cash provided by financing activities	3.5	101.2	(97.7)

Net Cash Used in Operating Activities

Net cash used in operating activities was $132.2 million during the six months ended June 30, 2021 compared to $110.7 million during the six months ended June 30, 2020. The increase in net cash used in operating activities primarily relates to our net loss of $134.6 million and changes in working capital of $16.0 million, partially offset by net depreciation and amortization of $3.6 million, non-cash stock-based compensation of $13.7 million, and non-cash interest expense associated with the sale of future royalties of $0.9 million.

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

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities during the six months ended June 30, 2021 reflects maturities of available-for-sale securities of $211.5 million, offset by $170.7 million of purchases of available-for-sale securities, and $0.2 million of purchases of property and equipment.

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

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $3.5 million during the six months ended June 30, 2021 primarily reflects net proceeds from the sale of common stock under the ATM Sale Agreement of $1.5 million, the purchases of shares under our employee stock purchase plan of $1.2 million and stock option exercises of $0.9 million.

Net cash provided by financing activities of $101.2 million during the six months ended June 30, 2020 primarily reflects cash received from the sale of common stock of $50.0 million in connection with our exercise of our Put Option to sell shares of our common stock to RPI, net cash received during the period from Tranche B Loan borrowings of $25.0 million under the Loan Agreement, net cash received during the period from Tranche C Loan borrowings of $20.0 million under the Loan Agreement, stock option exercises of $5.8 million, and the purchases of shares under our employee stock purchase plan of $0.6 million, partially offset by payments of debt issuance costs of $0.1 million and offering costs of $0.1 million.

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

We define our critical accounting policies as those accounting principles generally accepted in the United States of America that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations as well as the specific manner in which we apply those principles. Management has determined that our most critical accounting policies are those relating to revenue recognition, inventories, stock-based compensation and research and development expenses, including our accounting for clinical trial expenses and accruals. As our clinical development plan for tazemetostat progresses, we expect research and development expenses and, in particular, our accounting for clinical trial accruals to be an increasingly important critical accounting policy.

Except as described below with respect to intangible assets, net, during the six months ended June 30, 2021, there have been no material changes with respect to our critical accounting policies disclosed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2020.

Intangible Assets, Net

Intangible assets consist of capitalized milestone payments made to third parties under an in-license of patent rights upon receiving regulatory approval of TAZVERIK. The finite-lived intangible assets are being amortized on a straight-line basis over the expected time period we will benefit from the in-licensed rights, which is generally the patent life. Intangible assets are recorded at cost at the time of their acquisition and are stated in our consolidated balance sheets net of accumulated amortization and impairments, if applicable. The amortization expense is recognized as cost of product revenue in our consolidated statement of operations.

We assess our intangible assets for impairment if indicators are present or changes in circumstance suggest that impairment may exist. Events that could result in an impairment, or trigger an interim impairment assessment, include the receipt of additional clinical or nonclinical data regarding one of our drug candidates or a potentially competitive drug candidate, changes in the clinical development program for a drug candidate, or new information regarding potential sales for the drug. If impairment indicators are present or changes in circumstance suggest that impairment may exist, we perform a recoverability test by comparing the sum of the estimated undiscounted cash flows of each intangible asset to its carrying value on the consolidated balance sheet. If the undiscounted cash flows used in the recoverability test are less than the carrying value, we would determine the fair value of the intangible asset and recognize an impairment loss if the carrying value of the intangible asset exceeds its fair value.

Our assessment of the recoverability of our intangible assets requires the use of estimates, in particular the estimated future revenues to be generated from the intangible asset, as well as the direct costs associated with the revenues. Due to our limited history of sales and the inherent difficulty in making a long-range forecast, such estimates contain significant uncertainty. If the assumptions regarding forecasted revenue or the costs to derive such revenues are not achieved, we may be required to perform future impairment analyses and record an impairment charge for the intangible asset in future periods.

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

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2021, we had cash and cash equivalents and marketable securities of $244.0 million, consisting of money market funds, corporate bonds, commercial paper and government-related obligations. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. We estimate that a hypothetical 100-basis point change in market interest rates would impact the fair value of our investment portfolio as of June 30, 2021 by $0.1 million.

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

Our management, under the supervision and with the participation of the principal executive officer (our Chief Executive Officer) and the principal financial officer (our Executive Vice President, Chief Strategy and Business Officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our Chief Executive Officer and Executive Vice President, Chief Strategy and Business Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A.	Risk Factors

The following information updates, and should be read in conjunction with, the risk factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, or the 2020 10-K and in Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, or the Q1 2021 10-Q. Any of the risk factors contained in this Quarterly Report on Form 10-Q, the Q1 2021 10-Q and the 2020 10-K could materially affect our business, financial condition or future results, and such risk factors may not be the only risks we face. The COVID-19 pandemic has heightened, and in some cases manifested, certain of the risks we normally face in operating our business, including those disclosed in the Q1 2021 10 A and the 2020 10-K, and the risk factor disclosure in the Q1 2021 10 A and the 2020 10-K is qualified by the information relating to COVID-19 that is described in this Quarterly Report on Form 10-Q. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Our recent changes to our commercial strategy and organization, adjustments to our operating plans, including operating expense reductions, and leadership transition that were announced in August 2021 may not be successful, may not result in accelerated commercial adoption of TAZVERIK and greater product revenues or anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.

On August 9, 2021, we announced changes to our leadership team with the resignation of our President and Chief Executive Officer, Robert Bazemore, and the appointment of Grant Bogle, a member of our board of directors since September 2019, as President and Chief Executive Officer, each effective as of August 9, 2021. Mr. Bazemore will move into a consultancy role, serving as an advisor to the Company, and in particular to Mr. Bogle, for 12 months to assist with the transition.

In addition, on August 9, 2021, we announced changes to our commercial strategy and organization in an effort to accelerate commercial adoption of TAZVERIK as well as a broader operational cost reduction plan. As part of our cost reduction plan, we are implementing a cross-functional reduction of approximately 11% of our current workforce.

We may not realize, in full or in part, the anticipated benefits, savings and improvements from these changes. For instance, the changes to our commercial strategy and organization may not result in accelerated commercial adoption of TAZVERIK or greater product revenues. We believe that the commercial launch has been adversely affected by the COVID-19 pandemic and may continue to be adversely affected by the pandemic. In addition, market acceptance of TAZVERIK and product revenues have been adversely impacted by other factors, including competitive therapies and the use of our patient assistance program, which our changes may not address. The reduction in the size of our field organization and the planned transition of our Chief Commercial Officer may also limit the success of our refined strategy.

Our organizational changes, operating plan adjustments and operating expense reductions also may not be successful. If we are unable to realize the expected operational efficiencies and cost savings from these recent changes, our operating results and financial condition would be adversely affected. We also cannot ensure that we will not have to undertake additional workforce reductions or other cost-cutting measures in the future. Furthermore, these recent changes as well as the leadership transition may be disruptive to our operations. For example, our workforce reductions and leadership changes could yield unanticipated consequences, such as attrition beyond planned staff reductions and negative impact on employee morale or could make it more difficult to fulfill our day-to-day operations. Our workforce reductions and leadership changes could also harm our ability to attract and retain qualified management, scientific, clinical, manufacturing and sales and marketing personnel who are critical to our business. Year to date, our annualized turnover rate is higher than in prior years and these changes could further that trend. Any failure to attract or retain qualified personnel could prevent us from successfully commercializing TAZVERIK and discovering and developing any other future products or product candidates in the future.

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

There are a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies. Companies that are developing new epigenetic treatments for cancer that target histone methyltransferases, or HMTs, and protein arginine methyltransferases, or PRMTs, include GSK, Johnson & Johnson, Pfizer, Inc., Daiichi Sankyo Company Limited, and Constellation Pharmaceuticals. Further, companies which are known to have EZH2 inhibitor programs or related programs include: Constellation Pharmaceuticals, developing an EZH2 inhibitor (CPI-0209, Phase 1/2 for advanced tumors (solid tumors and diffuse large B-cell lymphoma, or DLBCL)); Novartis AG, developing an EED inhibitor which indirectly blocks EZH2 (MAK683, Phase 1/2 for advanced malignancies (DLBCL)); Daiichi Sankyo, developing a EZH1/EZH2 dual inhibitor (valemetostat, DS-3201, Phase 1 for relapsed or refractory non-Hodgkin lymphomas, as well as Phase 2 for small cell lung cancer and relapsed or refractory adult T-cell leukemia/lymphoma); Pfizer, developing an EZH2 inhibitor (PF-06821497, Phase 1 for relapsed or refractory small cell lung cancer, castration-resistant prostate cancer, FL and diffuse large B-cell lymphoma); and Jiangsu Hengrui Pharmaceutical, developing an EZH2 inhibitor (SHR2554, Phase 2 for B-cell malignancies) in China. In addition, many companies are developing cancer therapeutics that work by targeting epigenetic mechanisms other than HMTs, including Celgene Corporation (now part of Bristol-Myers Squibb), or Celgene, Merck & Co., Inc., Secura Bio, Spectrum Pharmaceuticals, and Otsuka Pharmaceuticals Co., Ltd., which are marketing cancer treatments that work by targeting epigenetic mechanisms other than HMTs.

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

Item 6.	Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are as follows:

Exhibit Number	Description of the Exhibit

3.1	Certificate of Amendment of Restated Certificate of Incorporation of the Company, as amended. (1)

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by Robert B. Bazemore, President and Chief Executive Officer of the Company, and Matthew Ros, Executive Vice President and Principal Financial Officer of the Company. (2)

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

Dated: August 9, 2021

EPIZYME, INC.

By:	/s/ Matthew Ros
Matthew Ros
Executive Vice President, Chief Strategy and Business Officer
(Principal Financial Officer)