Form 10-Q
period 2021-09-30
Epizyme, Inc.
filed 2021-11-09
CIK 1571498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

f

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

The number of shares outstanding of the registrant’s common stock as of November 4, 2021: 103,895,022 shares.

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

•
our plans to develop and commercialize novel epigenetic medicines for patients with cancer;
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
•
our intellectual property position;
•
our ability to successfully implement and execute on our changes to our commercial strategy and organization, adjustments to our operating plans, including operating expense reductions, and leadership transitions; and
•
our estimates regarding expenses, future revenue, capital requirements and needs for additional financing.

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

Our management’s discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which have been prepared by us in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim periods and with Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our management’s discussion and analysis should be read in conjunction with these unaudited condensed consolidated financial statements and the notes thereto as well as in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report. The three months ended September 30, 2021 and 2020 are referred to as the third quarter of 2021 and 2020, respectively.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

EPIZYME, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except per share data)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$124,517	$168,215
Marketable securities	96,776	205,391
Accounts receivable, net	3,332	3,105
Inventory	1,521	10,461
Prepaid expenses and other current assets	21,455	17,921
Total current assets	247,601	405,093
Property and equipment, net	1,739	2,152
Operating lease assets	21,141	17,305
Intangible assets, net	43,887	47,002
Restricted cash and other assets	17,903	2,021
Total assets	$332,271	$473,573
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,862	$10,163
Accrued expenses	30,922	28,572
Current portion of operating lease obligation	3,951	4,665
Total current liabilities	44,735	43,400
Operating lease obligation, net of current portion	19,741	15,409
Related party long-term debt, net of debt discount	216,254	215,670
Other long-term liabilities	—	21
Deferred revenue	11,950	—
Related party liability related to sale of future royalties	15,581	14,176
Warrants to purchase common stock	8,630	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized; 338 shares issued and outstanding (equivalent to 3,378 shares of common stock upon conversion at a 10:1 ratio)	36,127	36,127
Common stock, $0.0001 par value; 225,000 shares and 150,000 shares authorized, respectively; 103,662 shares and 101,627 shares issued and outstanding, respectively	10	10
Additional paid-in capital	1,168,430	1,137,470
Accumulated other comprehensive income (loss)	(3)	3
Accumulated deficit	(1,189,184)	(988,713)
Total stockholders’ equity	15,380	184,897
Total liabilities and stockholders’ equity	$332,271	$473,573

See notes to condensed consolidated financial statements.

EPIZYME, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(Amounts in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Product revenue, net	$5,186	$3,445	$19,364	$6,963
Collaboration and other revenue	15	121	6,480	424
Total revenue	5,201	3,566	25,844	7,387
Operating expenses:
Cost of revenue	1,999	1,608	7,345	3,244
Research and development	34,549	25,738	102,110	77,253
Selling, general and administrative	32,793	30,575	103,095	90,161
Total operating expenses	69,341	57,921	212,550	170,658
Operating loss	(64,140)	(54,355)	(186,706)	(163,271)
Other (expense) income, net:
Interest expense, net	(5,645)	(1,364)	(16,703)	(1,177)
Other expense, net	(24)	(42)	(70)	(105)
Change in fair value of warrants to purchase common stock	4,420	-	4,420	-
Related party non-cash interest expense related to sale of future royalties	(445)	(312)	(1,412)	(908)
Other expense, net	(1,694)	(1,718)	(13,765)	(2,190)
Net loss	$(65,834)	$(56,073)	$(200,471)	$(165,461)
Other comprehensive income (loss):
Unrealized (loss) gain on available-for-sale securities	(1)	(340)	(6)	101
Comprehensive loss	$(65,835)	$(56,413)	$(200,477)	$(165,360)
Net loss per share attributable to common stockholders:
Basic	$(0.64)	$(0.55)	$(1.96)	$(1.64)
Diluted	$(0.64)	$(0.55)	$(1.96)	$(1.64)
Weighted-average common shares outstanding used in net loss per share attributable to common stockholders:
Basic	102,513	101,512	102,123	100,747
Diluted	102,513	101,512	102,123	100,747

See notes to condensed consolidated financial statements.

EPIZYME, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(200,471)	$(165,461)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,915	2,674
Stock-based compensation	19,903	21,188
Amortization of discount (premium) on investments	923	(262)
Amortization of debt discount	584	260
Change in fair value of warrant liability	(4,420)	—
Loss on disposal of property and equipment	—	19
Non-cash interest expense associated with the sale of future royalties	1,412	908
Changes in operating assets and liabilities:
Accounts receivable	(227)	(2,044)
Inventory, current and noncurrent	(6,483)	(8,157)
Prepaid expenses and other current assets	(3,267)	(2,987)
Accounts payable	(308)	(1,296)
Accrued expenses	2,300	263
Deferred revenue	11,950	7
Operating lease assets	(3,836)	2,791
Operating lease liabilities	3,618	(1,099)
Other assets and liabilities	(480)	(25)
Net cash used in operating activities	(174,887)	(153,221)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(203,895)	(156,938)
Maturities of available-for-sale securities	311,581	212,421
Purchase of intangible asset	—	(50,000)
Purchases of property and equipment	(387)	(594)
Net cash provided by investing activities	107,299	4,889
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of commissions	8,261	—
Payment of offering costs	(217)	(79)
Proceeds from the issuance of debt	—	45,000
Proceeds from the issuance of warrants	13,050	—
Payment of debt issuance costs	—	(93)
Proceeds from the issuance of common stock in connection with the exercise of the Put Option, net of financing costs	—	49,915
Proceeds from stock options exercised	916	6,275
Proceeds from the issuance of shares under employee stock purchase plan	1,880	1,254
Net cash provided by financing activities	23,890	102,272
Net decrease in cash, cash equivalents and restricted cash	(43,698)	(46,060)
Cash, cash equivalents and restricted cash, beginning of period	169,724	140,991
Cash, cash equivalents and restricted cash, end of period	$126,026	$94,931
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$16,266	$3,635
Unpaid offering costs	$50	$—
Property and equipment included in accounts payable or accruals	$—	$42

See notes to condensed consolidated financial statements

EPIZYME, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

(Amounts in thousands, except share amounts)

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2019	97,783,476	$10	350,000	$37,432	$1,050,695	$(757,019)	$19	$331,137
Issuance of common stock in connection with the exercise of the Put Option (net of financing costs of $85)	2,500,000	—	—	—	49,915	—	—	49,915
Issuance of common stock in connection with the conversion of series A convertible preferred stock	122,000	—	(12,200)	(1,305)	1,305	—	—	—
Exercise of stock options and vesting of restricted stock units	579,919	—	—	—	3,140	—	—	3,140
Stock-based compensation	—	—	—	—	6,475	—	—	6,475
Issuance of shares under employee stock purchase plan	60,576	—	—	—	646	—	—	646
Issuance of shares of common stock in lieu of board fees	1,404	—	—	—	35	—	—	35
Unrealized loss on available for sale securities	—	—	—	—	—	—	(94)	(94)
Net loss	—	—	—	—	—	(50,937)	—	(50,937)
Balance at March 31, 2020	101,047,375	$10	337,800	$36,127	$1,112,211	$(807,956)	$(75)	$340,317

Exercise of stock options and vesting of restricted stock units	414,150	—	—	—	$2,670	—	—	2,670
Stock-based compensation		—	—	—	8,257	—	—	8,257
Issuance of shares of common stock in lieu of board fees	2,229	—	—	—	35	—	—	35
Unrealized gain on available for sale securities		—	—	—	—	—	535	535
Net loss	—	—	—	—	—	(58,451)	—	(58,451)
Balance at June 30, 2020	101,463,754	$10	$337,800	$36,127	$1,123,173	$(866,407)	$460	$293,363

Exercise of stock options and vesting of restricted stock units	55,417	—	—	—	$465	—	—	465
Stock-based compensation	—	—	—	—	6,352	—	—	6,352
Issuance of shares under employee stock purchase plan	55,055				608			608
Issuance of shares of common stock in lieu of board fees	2,152	—	—	—	34	—	—	34
Unrealized gain on available for sale securities	—	—	—	—	—	—	(340)	(340)
Net loss	—	—	—	—	—	(56,073)	—	(56,073)
Balance at September 30, 2020	101,576,378	$10	$337,800	$36,127	$1,130,632	$(922,480)	$120	$244,409

Balance at December 31, 2020	101,627,070	$10	337,800	$36,127	$1,137,470	$(988,713)	$3	$184,897
Exercise of stock options and vesting of restricted stock units	188,000	—	—	—	199	—	—	199
Stock-based compensation	—	—	—	—	6,943	—	—	6,943
Issuance of shares under employee stock purchase plan	146,049	—	—	—	1,191	—	—	1,191
Issuance of shares of common stock in lieu of board fees	7,632	—	—	—	72	—	—	72
Unrealized gain on available for sale securities	—	—	—	—	—	—	3	3
Net loss	—	—	—	—	—	(70,274)	—	(70,274)
Balance at March 31, 2021	101,968,751	$10	$337,800	$36,127	$1,145,875	$(1,058,987)	$6	$123,031

Issuance of common stock (net of commissions and offering costs of $49)	182,866	—	—	—	1,534	—	—	1,534
Exercise of stock options and vesting of restricted stock units	93,237	—	—	—	717	—	—	717
Stock-based compensation	—	—	—	—	6,679	—	—	6,679
Issuance of shares of common stock in lieu of board fees	4,663	—	—	—	39	—	—	39
Unrealized gain on available for sale securities	—	—	—	—	—	—	(8)	(8)
Net loss	—	—	—	—	—	(64,363)	—	(64,363)
Balance at June 30, 2021	102,249,517	$10	$337,800	$36,127	$1,154,844	$(1,123,350)	$(2)	$67,629

Issuance of common stock (net of commissions and offering costs of $217)	1,247,599	—	—	—	6,727	—	—	6,727
Stock-based compensation	—	—	—	—	6,132	—	—	6,132
Issuance of shares under employee stock purchase plan	157,195				689			689
Issuance of shares of common stock in lieu of board fees	7,570	—	—	—	38	—	—	38
Unrealized gain on available for sale securities	—	—	—	—	—	—	(1)	(1)
Net loss	—	—	—	—	—	(65,834)	—	(65,834)
Balance at September 30, 2021	103,661,881	$10	$337,800	$36,127	$1,168,430	$(1,189,184)	$(3)	$15,380

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

Through September 30, 2021, in addition to revenues from product sales, the Company has raised an aggregate of $1,560.6 million to fund its operations. This includes $268.8 million of non-equity funding through its collaboration agreements, $368.1 million of funding, consisting of $150.0 million in equity funding received through agreements with RPI Finance Trust, or RPI, and $218.1 million in debt financing received through a loan agreement with BioPharma Credit Investments V (Master) LP and BPCR Limited Partnership (as transferee of BioPharma Credit Investments V (Master) LP’s interest as a lender) (the "Lenders"), $847.7 million from the sale of common stock and series A convertible preferred stock in the Company’s public offerings and at-the-market offerings and $76.0 million from the sale of redeemable convertible preferred stock in private financings prior to the Company’s initial public offering in May 2013. As of September 30, 2021, the Company had $221.3 million in cash, cash equivalents and marketable securities.

In 2020, the Company’s EZH2 inhibitor, tazemetostat, was approved in the United States as TAZVERIK for the treatment of epithelioid sarcoma, or ES, and follicular lymphoma, or FL. Commercial sales of TAZVERIK for the treatment of ES commenced in the first quarter of 2020 and commercial sales of TAZVERIK for the treatment of FL commenced near the end of the second quarter of 2020.

The Company commenced active operations in early 2008. Since its inception, the Company has generated an accumulated deficit of $1,189.2 million through September 30, 2021 and will require substantial additional capital to fund its research, development, and commercialization efforts. The Company is subject to risks common to companies in the biotechnology industry, including, but not limited to, risks of failure of commercialization, clinical trials and preclinical studies, the need to obtain additional financing to fund the future development and commercialization of tazemetostat and the rest of its pipeline, the need to obtain marketing approval for its product candidates, the need to successfully commercialize and gain market acceptance of TAZVERIK and of any product candidates that may be approved in the future, the impact of the COVID-19 pandemic on the Company’s business, results of operations, and financial condition, dependence on key personnel, protection of proprietary technology, compliance with government regulations, development by competitors of technological innovations and ability to transition from clinical-stage manufacturing to commercial-stage production, marketing, and sale of products.

Operating Cost Reduction

On August 9, 2021, the Company announced a cross-functional reduction of approximately 11% of its then current workforce under a cost reduction plan. Affected employees were offered separation benefits, including severance payments along with temporary healthcare coverage assistance. The severance and termination-related costs total approximately $2.0 million, $1.6 million of which were recorded as selling general and administrative expenses and $0.4 million of which was recorded as research and development expenses in the third quarter of 2021. The Company expects that payments of these costs will be made through August 2022.

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

The unaudited condensed consolidated financial statements include the accounts of Epizyme, Inc. and its wholly owned, controlled subsidiary, Epizyme Securities Corporation. All intercompany transactions and balances of subsidiaries have been eliminated in consolidation. In the opinion of management, the information furnished reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair presentation of the results for the reported interim periods. The Company considers events or transactions that occur after the balance sheet date but before the condensed consolidated financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The three months ended September 30, 2021 and 2020 are referred to as the third quarter of 2021 and 2020, respectively. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period.

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

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and nine months ended September 30, 2021 are consistent with those discussed in Note 2 to the consolidated financial statements in the Annual Report and are updated below as necessary.

Going Concern

At each reporting period, the Company evaluates whether there are conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The Company is required to make certain additional disclosures if it concludes substantial doubt exists about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued and such doubt is not alleviated by the Company’s plans or when the Company's plans alleviate substantial doubt about the Company’s ability to continue as a going concern. The Company’s evaluation entails analyzing prospective operating budgets and forecasts for expectations of the Company’s cash needs, and comparing those needs to its available cash, cash equivalents and marketable securities.

The Company has recurring losses and expects to have recurring losses for the foreseeable future with the continued commercialization of TAZVERIK in ES and FL, the development of tazemetostat in other indications, and the development of the Company’s other product candidates. In addition, the Company has experienced and continues to experience challenges in the continued commercialization of TAZVERIK resulting from the ongoing COVID-19 pandemic, which the Company believes has had an adverse impact on TAZVERIK revenues. In response to the challenges that the Company has continued to face since the Company commenced its launch of TAZVERIK in FL in June 2020, the Company implemented an operational cost reduction plan that was announced on August 9, 2021 and continues to evaluate its costs on an on-going basis with the intent to streamline such costs.

The analysis of the Company’s ability to continue as a going concern for the third quarter of 2021 included consideration of the Company’s current cash needs, including its research and development plans, commercialization activities associated with the continued commercialization of TAZVERIK in the ES and FL indications, its existing debt service obligations, anticipated cost savings resulting from the August 2021 operational cost reduction plan, including ongoing efforts to eliminate costs not related to the Company’s strategic focus. The analysis included forecasted product revenues from sales of TAZVERIK. Such estimates of future sales contain significant judgment as TAZVERIK was first launched in the first half of 2020 and there is little history with which to base such estimates. In addition, the Company’s ongoing efforts to eliminate costs not related to the Company’s strategic focus contains uncertainties as to whether the Company can attain such benefits. Based on the analysis, the Company concluded that its available cash, cash equivalents and marketable securities as of September 30, 2021 will be sufficient to fund current planned operations and capital expenditure requirements and pay our debt service obligations as they become due into the fourth quarter of 2022 which is at least 12 months from the filing date of this Quarterly Report on Form 10-Q with the SEC. The Company’s current operating plan is based on assumptions that may prove to be wrong, and the Company could use its capital resources sooner than it expects, in which case the Company would evaluate further reductions in its expenses or obtaining additional financing sooner than it otherwise would, which additional financing may not be available or may only be available on terms that are not acceptable to the Company.

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

Cost of Revenues

Cost of revenues primarily consists of costs related to the sales of TAZVERIK and sales of tazemetostat API and drug product to the Company’s licensees or collaborators. These costs include materials, labor, manufacturing overhead, amortization of milestone payments, and royalties payable on net sales of TAZVERIK. Cost of revenues for the nine months ended September 30, 2021 included approximately $0.8 million related to sales of tazemetostat drug product. There were no sales of tazemetostat drug product during the three months ended September 30, 2021 or during the three and nine months ended September 30, 2020.

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

Inventory is composed of raw materials, intermediate materials, which are classified as work-in-process, and finished goods, which are goods that are available for sale. The Company states inventory at the lower of cost or net realizable value with the cost based on the first-in, first-out method. Inventory is classified as long-term when it is expected to be utilized beyond the Company’s normal operating cycle and is included in restricted cash and other assets on the Company's condensed consolidated balance sheets. If the Company identifies excess, obsolete or unsalable items, it writes down its inventory to its net realizable value in the period in which the impairment is identified. These adjustments are recorded based upon various factors related to the product, including the level of product manufactured by the Company, the level of product in the distribution channel, current and projected demand, the expected shelf-life of the product and firm inventory purchase commitments. Shipping and handling costs incurred for inventory purchases are included in inventory costs and costs incurred for product shipments are recorded as incurred in cost of revenue.

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

Intangible Assets, Net

Intangible assets consist of capitalized milestone payments made to third parties under an in-license of patent rights upon receiving regulatory approval of TAZVERIK. The finite-lived intangible assets are being amortized on a straight-line basis over the expected time period the Company will benefit from the in-licensed rights, which is generally the patent life. Intangible assets are recorded at cost at the time of their acquisition and are stated in the Company’s condensed consolidated balance sheets net of accumulated amortization and impairments, if applicable. The amortization expense is recognized as cost of revenue in the Company’s condensed consolidated statement of operations and comprehensive loss. During the first quarter of 2020 the Company paid a $25.0 million milestone payment under its agreement with Eisai, Co., Ltd., or Eisai, upon regulatory approval of tazemetostat for ES. During the second quarter of 2020 the Company paid a $25.0 million milestone payment under its agreement with Eisai upon regulatory approval of tazemetostat for FL. Both regulatory milestones have been capitalized as intangible assets.

The following table presents intangible assets as of September 30, 2021 (in thousands):

	September 30, 2021	Estimated useful life (years)
In-licensed rights	$50,000	12.2
Less: accumulated amortization	(6,113)
Total intangible asset, net	$43,887

The Company recorded approximately $1.0 million and $3.1 million in amortization expense related to intangible assets, using the straight-line methodology, during the three and nine months ended September 30, 2021, respectively. The Company recorded approximately $1.0 million and $2.0 million in amortization expense related to intangible assets, using the straight-line methodology, during the three and nine months ended September 30, 2020, respectively. Estimated future amortization expense for intangible assets for the remainder of the year ended December 31, 2021 is $1.0 million and approximately $4.2 million per year thereafter.

The Company assesses its intangible assets for impairment if indicators are present or changes in circumstance suggest that impairment may exist. Events that could result in an impairment, or trigger an interim impairment assessment, include the receipt of additional clinical or nonclinical data regarding one of the Company’s drug candidates or a potentially competitive drug candidate, changes in the clinical development program for a drug candidate, or new information regarding potential sales for the drug. If impairment indicators are present or changes in circumstance suggest that impairment may exist, the Company performs a recoverability test by comparing the sum of the estimated undiscounted cash flows of each intangible asset to its carrying value on the Company's condensed consolidated balance sheets. If the undiscounted cash flows used in the recoverability test are less than the carrying value, the Company would determine the fair value of the intangible asset and recognize an impairment loss if the carrying value of the intangible asset exceeds its fair value.

During the three months ended June 30, 2021, the Company concluded the lower than anticipated current and projected future revenue, due to the impact of the COVID-19 pandemic as well as other factors, was an indicator that impairment may exist related to its finite-lived intangible assets. As a result, the Company performed a recoverability test and determined that the finite-lived intangible assets were recoverable. The Company’s quantitative assessment considered significant assumptions related to estimates of future TAZVERIK sales, offset by direct costs to derive the sales. The estimates of future TAZVERIK sales and associated costs include estimates of significant growth, however, these estimates are uncertain as the product was first launched in the first half of 2020 and due to the uncertainties associated with the ongoing COVID-19 pandemic. Given the limited history of sales and the inherent difficulty in making a long-range forecast, such estimates contain significant uncertainty. If the assumptions regarding forecasted revenue or the costs to derive such revenues prove to be inaccurate, the Company may be required to perform future impairment analyses and record an impairment charge for its intangible assets in future periods.

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

Product revenue is recognized by the Company in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services when the customer obtains control of the product, which occurs at a point in time, typically when the product is received by the Company’s customers. The Company provides a right of return to its customers for unopened product for a limited time before and after its expiration date, which right of return lapses upon shipment to a patient. Healthcare providers to whom specialty distributors sell TAZVERIK hold limited inventory that is designated for patients, and the Company monitors inventory levels in the distribution channel to limit the risk of return.

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

Trade Discounts and Allowances: The Company generally provides customers with discounts that include incentive fees that are explicitly stated in customer contracts and are recorded as a reduction of revenue in the period the related product revenue is recognized. In addition, the Company receives sales order management, data and distribution services from certain customers. To the extent the services received are distinct from the Company’s sale of products to the customer, these payments are classified in selling, general and administrative expenses in the Company's condensed consolidated statements of operations and comprehensive loss.

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

Government Rebates: The Company is subject to discount obligations under state Medicaid programs and Medicare. The Company estimates its Medicaid and Medicare rebates based upon a range of possible outcomes that are probability-weighted for the estimated payor mix. These reserves are recorded in the same period in which the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability that is included in accrued expenses on the Company’s condensed consolidated balance sheets. For Medicare, the Company also estimates the number of patients in the prescription drug coverage gap for whom the Company will owe an additional liability under the Medicare Part D program. The Company’s liability for these rebates consists of invoices received for claims from prior quarters that have not been paid or for which an invoice has not yet been received, estimates of claims for the current quarter, and estimated future claims that will be made for product that has been recognized as revenue, but remains in the distribution channel inventories at period end.

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

The following table summarizes activity in each of the above product revenue allowances and reserve categories for the nine months ended September 30, 2021:

	Chargebacks, Discounts, and	Government and Other
	Fees	Rebates	Returns	Total
	(In thousands)
Balance, January 1, 2021	$133	$428	$67	$628
Provision	1,344	2,152	252	3,748
Payments or credits	(1,294)	(2,110)	(199)	(3,603)
Balance, September, 2021	$183	$470	$120	$773

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of accounts receivable from customers and cash held at financial institutions. The Company believes that such customers and financial institutions are of high credit quality.

For the three and nine months ended September 30, 2021 and 2020, net product revenue was primarily generated from four individual customers. Revenue earned from each customer as a percentage of net product revenue is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Customer 1	27%	42%	34%	48%
Customer 2	19%	10%	13%	12%
Customer 3	19%	18%	32%	15%
Customer 4	35%	23%	21%	18%

As of September 30, 2021 and December 31, 2020, the four individual customers represented as a percentage of accounts receivable as follows:

	September 30, 2021	December 31, 2020
Customer 1	15%	21%
Customer 2	17%	14%
Customer 3	15%	29%
Customer 4	53%	36%

No other customer represented more than 10 percent of net product revenue or accounts receivable.

4. Cash

A reconciliation of cash, cash equivalents, and restricted cash reported within the Company's condensed consolidated balance sheets that sum to the total of the same such amounts shown in the Company's condensed consolidated statements of cash flows, is as follows:

	As of September 30,
	2021	2020
	(In thousands)
Cash and cash equivalents	$124,517	$93,422
Restricted cash, as part of other assets	1,509	1,509
Total cash, cash equivalents, and restricted cash
shown in the condensed consolidated statements of cash flows	$126,026	$94,931

The $1.5 million in restricted cash as of both September 30, 2021 and September 30, 2020 is comprised of $0.5 million in a letter of credit as a security deposit for the Company’s office and laboratory lease at Technology Square in Cambridge, Massachusetts and $1.0 million in a letter of credit as a security deposit for the Company’s office lease at Hampshire Street in Cambridge, Massachusetts. The Company has recorded cash held to secure these letters of credit as restricted cash in restricted cash and other assets on its condensed consolidated balance sheets. The restricted cash is classified as non-current based on the related lease terms.

5. Marketable Securities

The following table summarizes the available-for-sale securities held at September 30, 2021 (in thousands):

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$72,733	$4	$(2)	$72,735
Corporate notes	7,022	—	(4)	7,018
U.S. government agency securities and U.S. Treasuries	17,023	—	—	17,023
Total	$96,778	$4	$(6)	$96,776

The following table summarizes the available-for-sale securities held at December 31, 2020 (in thousands):

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$158,907	$14	$(8)	$158,913
Corporate notes	33,437	3	(7)	33,433
U.S. government agency securities and U.S. Treasuries	13,044	1	—	13,045
Total	$205,388	$18	$(15)	$205,391

Certain short-term debt securities with original maturities of less than 90 days are included in cash and cash equivalents within the Company's condensed consolidated balance sheets and are not included in the tables above.

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. At September 30, 2021, the balance in the Company’s accumulated other comprehensive loss was composed solely of activity related to the Company’s available-for-sale marketable securities. There were no realized gains or losses recognized on the sale or maturity of available-for-sale securities during the nine months ended September 30, 2021, and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive loss for the same period.

The aggregate fair value of available-for-sale securities held by the Company in an unrealized loss position for less than twelve months as of September 30, 2021 was $33.5 million, which consisted of 13 commercial paper securities and 1 corporate note security. The aggregate unrealized loss for those securities in an unrealized loss position for less than twelve months as of September 30, 2021 was less than $0.1 million.

The Company does not intend to sell and it is unlikely that the Company will be required to sell the above investments before recovery of their amortized cost bases, which may be maturity. The Company has determined that there has been no material change in the credit risk of any of its investments. As a result, the Company determined it did not hold any investments that were impaired as of September 30, 2021. The Company reviews its portfolio of available-for-sale debt securities, using both quantitative and qualitative factors, to determine if declines in fair value below cost have resulted from a credit-related loss or other factors. If the decline in fair value is due to credit-related factors, a loss is recognized in net income, whereas if the decline in fair value is not due to credit-related factors, the loss is recorded in other comprehensive income (loss). The weighted-average maturity of the Company’s portfolio was approximately four months at September 30, 2021.

6. Fair Value Measurements

The Company’s financial instruments as of September 30, 2021 and December 31, 2020 consisted primarily of cash and cash equivalents, marketable securities and accounts receivable and accounts payable. As of September 30, 2021 and December 31, 2020, the Company’s financial assets recognized at fair value consisted of the following:

	Fair Value as of September 30, 2021
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents	$97,136	$83,412	$13,724	$—
Marketable securities:
Commercial paper	72,735	—	72,735	—
Corporate notes	7,018	—	7,018	—
U.S. government agency securities and treasuries	17,023	—	17,023	—
Total	$193,912	$83,412	$110,500	$—

	Fair Value as of December 31, 2020
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents	$163,264	$113,505	$49,759	$—
Marketable securities:
Commercial paper	158,913	—	158,913	—
Corporate notes	33,433	—	33,433	—
U.S. government agency securities and treasuries	13,045	—	13,045	—
Total	$368,655	$113,505	$255,150	$—

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

7. Inventory

All of the Company’s inventories relate to the manufacturing of TAZVERIK. The following table sets forth the Company’s inventories as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
	(In thousands)
Raw materials	$3,116	$1,068
Work in process	11,591	8,564
Finished goods	2,237	829
Total	$16,944	$10,461

Balance sheet classification
Inventory	$1,521	$10,461
Restricted cash and other assets	15,423	—
Total	$16,944	$10,461

The Company’s active pharmaceutical ingredient has a long shelf life and the Company’s finished drug product has a three-year expiry, however the realizability of the inventory is subject to forecasted future sales of TAZVERIK. The Company’s forecasted sales currently support the realizability of the Company’s inventory but are uncertain and could change in the future, which would require the Company to write down the value of such inventory. Due to the revisions to the Company’s forecast of future TAZVERIK sales during the quarter ended June 30, 2021, the Company classified a portion of its inventory as long-term.

As of September 30, 2021 the Company has not capitalized inventory costs related to its other drug development programs.

8. Supplemental Balance Sheet Information

Accrued expenses consisted of the following:

	September 30, 2021	December 31, 2020
	(In thousands)
Employee compensation and benefits	$10,578	$11,921
Research and development expenses	18,804	10,664
Professional services and other	1,540	5,987
Accrued expenses	$30,922	$28,572

9. Income Taxes

The Company did not record a federal or state income tax provision or benefit for the three months ended September 30, 2021 and 2020 due to the expected and known loss before income taxes to be incurred, or incurred, as applicable, for the years ended December 31, 2021 and 2020, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets.

10. Commitments and Contingencies

There have been no significant changes to the Company’s commitments and contingencies, other than the minimum lease payments as disclosed in Note 11, Leases, in the three and nine months ended September 30, 2021, as compared to those disclosed in Note 9, Commitments and Contingencies, included in the Company's Annual Report.

11. Leases

The Company enters into lease arrangements for its facilities as well as certain equipment. A summary of the arrangements is as follows:

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

On August 11, 2021, the Company, entered into a fifth amendment to the Technology Square Lease (the “Fifth Amendment”) with ARE-TECH Square, LLC. Under the Fifth Amendment, the Company extended the term of the Technology Square Lease through November 30, 2024. Under the Fifth Amendment, the Company will continue to pay the Landlord the current monthly base rent amount contemplated by the Technology Square Lease through November 30, 2022, with an increase commencing on December 1, 2022 and adjusting the monthly base rent amount to approximately $377,000 and an increase commencing on December 1, 2023 and adjusting the monthly base rent amount to approximately $388,000 through November 30, 2024. In addition, under the Fifth Amendment, the Landlord agreed to provide the Company with a tenant improvement allowance of up to approximately $430,000 if requested by the Company by August 11, 2022, subject to specified terms and conditions. In accordance with ASU 2016-02, Leases, or ASC 842, the Company accounted for the Fifth Amendment as a lease modification and remeasured the operating lease liability, resulting in an additional $7.0 million operating lease liability and right of use asset. Under the current terms of the Technology Square Lease, the Company does not have any further right to extend the term beyond November 30, 2024.

The Company has a $0.5 million letter of credit as a security deposit for the Technology Square Lease and has recorded cash held to secure this letter of credit as restricted cash and other assets on the Company's condensed consolidated balance sheets.

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

The Company has a $1.0 million letter of credit in favor of BMR as a security deposit for the Hampshire Street Lease and has recorded cash held to secure this letter of credit as restricted cash and other assets on the Company's condensed consolidated balance sheets. In applying ASC 842, the Company determined the classification of the Hampshire Street Lease to be operating and recorded a lease liability and a right-of-use asset as of December 31, 2019.

The Company is required to pay certain variable costs to its landlords in addition to fixed rent. These costs include common area maintenance, real estate taxes, and parking and are included in lease expense.

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Lease cost
Operating lease cost	$1,603	$1,554	$4,634	$4,660
Variable lease cost	498	405	1,545	1,351
Total lease cost	$2,101	$1,959	$6,179	$6,011

Other information
Operating cash flows used for operating leases	$1,601	$1,000	$4,826	$2,980
Weighted average remaining lease term	4.4 years	4.9 years	4.4 years	4.9 years
Weighted average discount rate	9.73%	9.73%	9.73%	9.73%

Future minimum lease payments under the Company’s non-cancelable operating leases as of September 30, 2021, are as follows:

(In thousands)
2021	$1,610
2022	6,202
2023	7,517
2024	7,322
Thereafter	6,966
Total lease payments	$29,617
Less: imputed interest	(5,925)
Total operating lease liabilities at September 30, 2021	$23,692

12. Collaborations and Licensing Agreements

HutchMed

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

Agreement Structure

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

Pursuant to the HutchMed License Agreement, the Company received a nonrefundable upfront payment of $25.0 million in September 2021. The Company is also entitled to milestone payments of up to $110.0 million in the aggregate for achievement of specified development and regulatory milestones with respect to Licensed Products in the Territory, and up to $175.0 million in the aggregate for achievement of specified sales milestones in the Territory with respect to the Licensed Products. The Company will also be entitled to receive tiered royalties, ranging from a mid-teens percentage to a low twenties percentage based on HutchMed’s cumulative annual net sales, if any, of Licensed Products in the Territory. Royalties are payable for each Licensed Product commencing on the first commercial sale of the applicable Licensed Product and ending, on a Jurisdiction-by-Jurisdiction basis, on the latest of expiration of specified patent coverage, expiration of specified regulatory exclusivity or a specified period following the first commercial sale in such Jurisdiction and may be reduced in various circumstances.

Under the HutchMed License Agreement, the Company issued a warrant to HutchMed (the “HutchMed Warrant”) , exercisable at any time prior to August 7, 2025 for up to 5,653,000 shares of the Company’s common stock at an exercise price of $11.50 per share. On September 21, 2021 the Company filed with the SEC a registration statement on Form S-3 registering for resale the shares of the Company’s common stock issuable upon exercise of the HutchMed Warrant in accordance with the HutchMed Warrant. Such registration statement on Form S-3 was declared effective by the SEC on September 29, 2021.

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

License Revenue

The Company evaluated the terms of the HutchMed License Agreement and first determined that the HutchMed Warrant should be accounted for pursuant to ASC 815, Derivatives and Hedging, with the HutchMed Warrant's fair value of approximately $13.0 million (Note 15) at execution considered outside of the revenue arrangement.

The Company identified the following performance obligations at the inception of the HutchMed License Agreement: (1) exclusive license with rights to develop, manufacture and commercialize tazemetostat in the Territory, (2) research and development services related to global trials, and (3) a material right related to the Company’s obligation to provide clinical supply of tazemetostat. In addition, the Company may also provide certain technology transfer services related to providing HutchMed with the capability to manufacture tazemetostat, for which the Company will receive reimbursement that approximates stand-alone selling price.

The Company evaluated the HutchMed License Agreement under ASC 606, Revenue from Contracts with Customers. Based on that evaluation, the $12.0 million of the up-front fee remaining after allocation to the HutchMed Warrant and the reimbursement to be received for its research and development services constituted the amount of the consideration to be included in the transaction price. In addition, should the EZH-302 global trial not be deemed a confirmatory trial for purposes of regulatory approval in China, the Company shall be responsible for reimbursing HutchMed for the costs of the portion of the EZH-302 global trial that will be performed in China. The Company concluded that this repayment provision represented variable consideration under the arrangement. Due to the uncertainty of potential repayment, which is based solely on the decision of a regulatory authority, the Company could not assert that it was probable that a significant reversal of revenue would not occur. As a result, the Company determined that the transaction price should be fully constrained. The Company will evaluate the application of the constraint on a quarterly basis and should the contingency be resolved without future payment to HutchMed for the EZH-302 global trial, the full upfront fee and any reimbursement of research and development services will be included in the transaction price. In addition, should the estimated payment to HutchMed for the EZH-302 global trial be determined to be less than the cumulative up-front fee and research and development reimbursement payments, such excess will be included in the transaction price.

None of the development or regulatory milestones have been included in the transaction price, as all such milestone amounts were fully constrained. As part of the Company's evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestones is outside the control of the Company and contingent upon success in future clinical trials and the licensee’s efforts. Any consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as these amounts have been determined to relate predominantly to the license granted to HutchMed and therefore are recognized at the later of when the performance obligation is satisfied or the related sales occur.

The Company delivered the license during the third quarter of 2021 and expects that based on the estimated standalone selling price of the license, that the majority of the consideration in the arrangement will be allocated to the license performance obligation, once such consideration is no longer constrained. As the Company performs research and development services, it will recognize revenue as such services are performed, upon the transaction price no longer being fully constrained.

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

Agreement Structure

Under the agreement, the Company has received and recognized as collaboration revenue totaling $89.0 million, consisting of upfront payments, fixed research funding, research and development services and preclinical and research and development milestone payments. As of September 30, 2021, for the two remaining targets, the Company is eligible to receive up to $50.0 million in clinical development milestone payments, up to $197.0 million in regulatory milestone payments and up to $128.0 million in sales-based milestone payments. As a result of the termination of the agreement as it relates to the third target, the Company will receive no additional payments related to that target. In addition, GSK is required to pay the Company royalties, at percentages from the mid-single digits to the low double-digits, on a licensed product-by-licensed product basis, on worldwide net product sales, subject to reduction in specified circumstances. Due to the uncertainty of pharmaceutical development and the high historical failure rates generally associated with drug development, the Company may not receive any additional milestone payments or royalty payments from GSK. GSK became solely responsible for development and commercialization for each licensed target in the collaboration when the research term ended on January 8, 2015.

Collaboration Revenue

Through September 30, 2021, the Company has earned a total of $89.0 million in total collaboration revenue since inception of the GSK agreement, which the Company recognized as collaboration revenue in the condensed consolidated statements of operations and comprehensive loss. The Company did not recognize any collaboration revenue under the agreement in the three and nine months ended September 30, 2021 and 2020, respectively. The Company did not have any deferred revenue related to this agreement as of September 30, 2021 and 2020, respectively. Any future revenues pursuant to this arrangement will relate to any milestone payments and royalties received under the agreement with respect to the two remaining targets. All remaining milestone payments as of September 30, 2021 have been deemed not probable and therefore have not been recognized as revenue.

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

In March 2021, the Company and Eisai entered into a supply agreement providing for the manufacture and supply to Eisai of tazemetostat drug product. Under the terms of the supply agreement, the Company also agreed to waive its right of exclusive supply of tazemetostat drug substance from the Company’s drug substance manufacturer. During the nine months ended September 30, 2021, the Company recognized $6.3 million related to the Company’s waiver of its exclusive right to supply of tazemetostat drug substance from the Company’s drug substance manufacturer and delivery of tazemetostat drug product in collaboration and other revenue. No such revenue was recognized in the three months ended September 30, 2021.

During the three and nine months ended September 30, 2020, Eisai purchased $3.7 and $4.4 million, respectively, of drug product from the Company at cost to facilitate development within Japan under the Eisai License Agreement which was recognized as a reduction to research and development expense.

As of September 30, 2021 and December 31, 2020, the Company had accounts receivable of less than $0.1 million for both periods, due from Eisai.

During the three and nine months ended September 30, 2021, the Company recorded $0.8 and $2.7 million, respectively, related to the worldwide royalties due under the Eisai License Agreement in cost of revenue based on U.S. sales of TAZVERIK. During the three and nine months ended September 30, 2020, the Company recorded $0.5 and $1.0 million, respectively, in cost of revenue related to the worldwide royalties due under the Eisai License Agreement based on U.S. sales of TAZVERIK. As of September 30, 2021 and 2020, $0.8 million and $0.5 million, respectively, in royalties were payable under the Eisai License Agreement. For additional information regarding certain of the Eisai royalties, see Note 13, Sale of Future Royalties.

Roche

In December 2012, Eisai and the Company entered into a companion diagnostics agreement with Roche Molecular, under which Eisai and the Company engaged Roche Molecular to develop a companion diagnostic to identify patients who possess certain activating mutations of EZH2. In October 2013, this agreement was amended to include additional mutations in EZH2. The development costs due under the amended agreement with Roche Molecular were the responsibility of Eisai until the execution of the amended and restated collaboration and license agreement with Eisai in March 2015, at which time the Company assumed responsibility for the remaining development costs due under the agreement. In December 2015, the Company and Eisai entered into a second amendment to the companion diagnostics agreement with Roche Molecular. The agreement was further amended in March 2018. Under the amended agreement, the Company was responsible for remaining development costs of $10.4 million due under the agreement as of March 2018 and Eisai agreed to reimburse the Company $0.9 million of this amount related to a regulatory milestone for Japan. In July 2019, the Company entered into a fourth amendment to the companion diagnostics agreement. Under the amended agreement, the Company and Roche Molecular agreed to divide a $1.0 million regulatory milestone for the United States into two separate milestone payments, of which $0.5 million was paid by the Company as part of the signed amendment, and the remaining $0.5 million was paid by the Company in December 2019 upon the satisfaction of certain conditions set forth in the fourth amendment to the companion diagnostics agreement. As part of this fourth amendment, Roche Molecular also assigned all of its rights and obligations under the companion diagnostics agreement to Roche Sequencing due to a reorganization at Roche group, and this assignment became effective as of January 1, 2020. As of September 30, 2021, the Company is responsible for the remaining development costs of $1.0 million due under the agreement. The $0.9 million that Eisai agreed to reimburse the Company related to a regulatory milestone for Japan was achieved as of June 30, 2020 and payment received in the fourth quarter of 2020. In addition, the Company paid $1.0 million for the achievement of a development milestone in the fourth quarter of 2020.

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

Boehringer Ingelheim

In November 2018, the Company entered into a collaboration and license agreement with Boehringer Ingelheim International GmbH (“Boehringer Ingelheim”) to discover, research, develop and commercialize small molecule compounds that are inhibitors of an undisclosed histone acetyltransferase, or HAT, target and an undisclosed helicase target, along with associated predictive biomarkers (the “Target Projects”). Under the terms of the agreement, the Company granted to Boehringer Ingelheim an exclusive, worldwide license to the undisclosed target inhibitors technology. The agreement also included reciprocal licenses to utilize each other’s know-how, patents and technologies for activities under the agreement. Further, each party was granted the license to develop, manufacture, commercialize and otherwise exploit any compound or product that successfully achieves start of lead optimization (“SoLO”). The Company was also obligated to provide R&D services through SoLO approval for both Target Projects, and to serve on the Joint Steering Committee (“JSC”) throughout the term of the contract. The parties were to jointly research and develop the shared helicase target program and will share commercialization activities within the United States. Boehringer Ingelheim had agreed to assume responsibility for commercialization outside of the United States. On December 21, 2020, the Company received written notice from Boehringer Ingelheim that it elected to terminate the Collaboration Agreement without cause, and in accordance with the terms of the Collaboration Agreement. The termination became effective on January 31, 2021. The Target Project for the helicase target and the reciprocal licenses terminated as of this date. The Company is entitled to pursue the HAT target and helicase target programs in all fields worldwide without further obligation to Boehringer Ingelheim.

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

Collaboration Revenue

Through September 30, 2021, the Company has recognized $26.0 million in total collaboration revenue since the inception of this collaboration. During the three and nine months ended September 30, 2021, the Company did not recognize collaboration revenue under its agreement with Boehringer Ingelheim. During the three and nine months ended September 30, 2020, the Company recognized $0.1 and $0.4 million, respectively, in collaboration revenue under its agreement with Boehringer Ingelheim. The Company will not receive any additional revenue under the terms of its agreement with Boehringer Ingelheim.

As of September 30, 2021 and December 31, 2020, the Company did not have any deferred revenue or accounts receivable related to this agreement.

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

On November 4, 2019, the Company also executed a purchase agreement (the “RPI Purchase Agreement”) with RPI. Pursuant to the RPI Purchase Agreement, the Company agreed to sell to RPI 6,666,667 shares of its common stock, a warrant to purchase up to 2,500,000 shares of common stock at an exercise price of $20.00 per share (the “Common Stock Warrant”), and all of the Company’s rights to receive royalties from Eisai with respect to net sales by Eisai of tazemetostat products in Japan pursuant to the Eisai License Agreement and any successor arrangement for Japan sales (the “Japan Royalty”, and collectively, the “Transaction”). In consideration for the sale of shares of common stock, the Common Stock Warrant and the Japan Royalty, RPI paid the Company $100.0 million upon the closing of the RPI Purchase Agreement. In addition, RPI agreed, in connection with RPI’s acquisition from Eisai of the right to receive royalties from the Company under the Eisai License Agreement, to reduce the Company’s royalty obligation by low single digits upon the achievement of specified annual net sales levels over $1.5 billion. In addition, under the RPI Purchase Agreement, the Company has the right to sell, and RPI has the obligation to purchase, subject to certain conditions, including a maximum purchase price of $20.00 per share, $50.0 million of shares of common stock at the Company’s option for an 18-month period from the date of execution of the RPI Purchase Agreement (the “Put Option”). In February 2020, the Company sold 2.5 million shares of its common stock to RPI, for an aggregate of $50.0 million in proceeds pursuant to the Put Option. Additionally, under the terms of the RPI Purchase Agreement, the founder and chief executive officer of RP Management, an affiliate of RPI, and a co-founder of Pharmakon Advisors LP, an affiliate of the Lenders, was elected as a director of the Company. As of September 30, 2021 and December 31, 2020, RPI and its affiliates owned approximately 9.0% and 9.0% of the Company’s common stock, respectively.

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

As royalties are remitted to RPI from Eisai, the balance of the Royalty Obligation will be effectively repaid over the life of the Eisai License Agreement. In order to determine the accretion of the Royalty Obligation, the Company is required to estimate the total amount of future royalty payments to RPI over the life of the Eisai License Agreement. The $12.6 million recorded at execution will be accreted to the total of these royalty payments as interest expense over the life of the Royalty Obligation. At execution, the Company’s estimate of this total interest expense resulted in an effective annual interest rate of approximately 9.01%. This estimate contains significant assumptions that impact both the amount recorded at execution and the interest expense that will be recognized over the royalty period. The Company periodically assesses the estimated royalty payments to RPI from Eisai and to the extent the amount or timing of such payments is materially different than the original estimates, an adjustment will be recorded prospectively to increase or decrease interest expense. There are a number of factors that could materially affect the amount and timing of royalty payments to RPI from Eisai, and correspondingly, the amount of interest expense recorded by the Company, most of which are not within the Company’s control. Such factors include, but are not limited to, delays or discontinuation of development of tazemetostat in Japan, regulatory approval, changing standards of care, the introduction of competing products, manufacturing or other delays, generic competition, intellectual property matters, adverse events that result in governmental health authority imposed restrictions on the use of the drug products, significant changes in foreign exchange rates as the royalties remitted to RPI are made in U.S. dollars (USD) while the underlying Japan sales of tazemetostat will be made in currencies other than USD, and other events or circumstances that are not currently foreseen as tazemetostat is still under development in Japan and subject to regulatory approval. Changes to any of these factors could result in increases or decreases to both royalty revenues and interest expense. On June 23, 2021, Eisai announced that it had obtained manufacturing and marketing approval for the EZH2 inhibitor “Tazverik® Tablets 200 mg” (tazemetostat hydrobromide) in Japan with the indication of relapsed or refractory EZH2 gene mutation-positive follicular lymphoma (only when standard treatment is not applicable), which caused the Company to reassess the estimated future royalty payments to RPI. As of September 30, 2021, the Company’s assessment of the estimated future royalty payments to RPI resulted in a current effective interest rate of approximately 11.4%.

The following table shows the activity of the Royalty Obligation since the transaction inception through September 30, 2021:

As of September 30, 2021
(In thousands)
Proceeds from sale of future royalties	$12,601
Non-cash royalty revenue	(7)
Non-cash interest expense recognized	2,987
Liability related to the sale of future royalties - ending balance	$15,581

During the three and nine months ended September 30, 2021, the Company recorded non-cash royalties from net sales of tazemetostat in Japan of less than $0.1 million. During the three and nine months ended September 30, 2020, the Company did not record non-cash royalties from net sales of tazemetostat in Japan. During the three and nine months ended September 30, 2021 and 2020, the Company recorded $0.4 million and $1.4 million, respectively, and $0.3 million and $0.9 million, respectively, of related non-cash interest expense.

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

The Company has the following minimum aggregate future loan payments at September 30, 2021 (in thousands):

As of September 30, 2021
(In thousands)
2021	$—
2022	—
2023	—
2024	70,000
2025	75,000
2026	75,000
Total minimum payments	220,000
Less amounts representing interest and discount	(3,746)
Less current portion	—
Long-term debt, net of current portion	$216,254

For the three and nine months ended September 30, 2021 and 2020, interest expense related to the Company's Amended and Restated Loan Agreement was approximately $5.5 million and $16.3 million, respectively, and $1.3 million and $3.4 million, respectively. The total carrying value of debt is classified as long-term on the Company's condensed consolidated balance sheet as of September 30, 2021 and December 31, 2020.

15. Stockholders’ (Deficit) Equity

Common Stock

On March 24, 2020, the Company’s board of directors adopted, subject to stockholder approval, an amendment to the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of common stock, $0.0001 par value per share, from 125,000,000 to 150,000,000 (the “2020 Charter Amendment”). At the Company’s 2020 Annual Meeting of Stockholders, the stockholders of the Company approved the 2020 Charter Amendment, which was filed with the Secretary of State of the State of Delaware on May 29, 2020. On April 8, 2021, the Company’s board of directors adopted, subject to stockholder approval, an amendment to the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 150,000,000 to 225,000,000 (the "2021 Charter Amendment"). At the Company’s 2021 Annual Meeting of Stockholders, the stockholders of the Company approved the 2021 Charter Amendment, which was filed with the Secretary of State of the State of Delaware on June 11, 2021. The number of authorized shares of preferred stock was not affected by these Charter Amendments.

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

During the three months ended September 30, 2021, the Company sold a total of 1,247,599 shares of the Company’s common stock under the ATM Sale Agreement, at a volume weighted average gross selling price of approximately $5.45 per share for net proceeds of approximately $6.7 million. During the three months ended September 30, 2021, the company incurred commissions, accounting and legal costs totaling $0.2 million, which have been accounted for as an offset to additional paid-in capital.

From the initiation of the ATM Offering through September 30, 2021, the Company has issued and sold 1,430,465 shares under the ATM Offering, resulting in aggregate net proceeds of $8.3 million after deducting issuance costs of $0.3 million.

RPI Put Option

In February 2020, the Company sold 2,500,000 shares of its common stock in connection with the exercise of its Put Option to sell shares of its common stock for an aggregate of $49.9 million in net proceeds after deducting financing costs of $0.1 million (see Note 13, Sale of Future Royalties).

Convertible Preferred Stock

The Company has 337,800 shares of Series A Convertible Preferred Stock outstanding as of September 30, 2021 and as of December 31, 2020.

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

Warrants

In November 2019, the Company issued the Common Stock Warrant for the purchase of up to 2,500,000 shares of Common Stock at an exercise price of $20.00 per share to RPI pursuant to the RPI Purchase Agreement (for additional information see Note 13, Sale of Future Royalties), which was classified as equity and recorded at its relative fair value of $8.4 million to additional paid-in capital on the Company's condensed consolidated balance sheets. The Common Stock Warrant remains outstanding as of September 30, 2021.

In August 2021, the Company issued the HutchMed Warrant to HutchMed under the HutchMed License Agreement, exercisable at any time prior to August 7, 2025 for up to 5,653,000 shares of the Company’s common stock at an exercise price of $11.50 per share. Under the HutchMed Warrant, the number of shares issuable under the warrant is reduced from 5,653,000 to 2,826,500 in the event that the HutchMed License Agreement is terminated by HutchMed at any time and for any reason or no; terminated by the Company for HutchMed's material breach of the HutchMed License Agreement; terminated by the Company in connection with a challenge by HutchMed of any of the patent rights licensed to HutchMed under the HutchMed License Agreement; or terminated by the Company in connection with an event of bankruptcy of HutchMed, in each case as more fully described in the HutchMed License Agreement. Due to this provision in the HutchMed Warrant, the Company concluded that the warrant does not meet the exception from derivative accounting pursuant to ASC 815, Derivatives and Hedging, which requires that the warrant be accounted for as a derivative. Accordingly, the Company recorded a warrant liability in the amount of approximately $13.0 million upon issuance of the HutchMed Warrant. The fair value of the HutchMed Warrant was determined using a Black-Scholes and Monte Carlo pricing model.

The HutchMed Warrant is subject to revaluation at each balance sheet date and any changes in fair value are recorded as a non-cash gain or (loss) in the Company's condensed consolidated statement of operations and comprehensive loss as a component of other income (expense), net until the earlier of the exercise or expiration of the HutchMed Warrant or upon the completion of a liquidation event. Upon exercise, the HutchMed Warrant is subject to revaluation just prior to the date of the warrant exercise and any changes in fair value are recorded as a non-cash gain or (loss).

The Company recorded non-cash gains of approximately $4.4 million during the three and nine months ended September 30, 2021 in its condensed consolidated statement of operations and comprehensive loss attributable to the decreases in the fair value of the warrant liability that resulted from a reduction in the Company's stock price as of September 30, 2021.

The following table rolls forward the fair value of the HutchMed Warrant liability, the fair value of which is determined by Level 3 inputs at inception on August 7, 2021, and as of September 30, 2021:

(In thousands)
Fair value at inception	$13,050
Decrease in fair value	(4,420)
Fair value at September 30, 2021	$8,630

The key assumptions used to value the HutchMed Warrant were as follows:

	Inception	As of September 30, 2021
Risk-free interest rate	0.6%	0.72%
Expected term (in years)	4.0 years	3.85 years
Expected volatility of underlying stock	70.0%	70.0%
Expected dividend yield	-	-
Stock price	$6.47	$5.12

16. Stock-Based Compensation

The Company maintains one stock incentive plan, the 2013 Stock Incentive Plan, as well as the 2013 Employee Stock Purchase Plan.

In addition, during the three and nine months ended September 30, 2021, the Company granted options to purchase an aggregate of 80,000 shares of Epizyme common stock and 53,333 restricted stock units (RSUs) to two new employees as equity inducement awards outside of the Company's 2013 Stock Incentive Plan and material to the employees’ acceptance of employment with the Company. These equity awards were approved in accordance with Nasdaq Listing Rule 5635(c)(4), and these equity awards remained outstanding as of September 30, 2021. These options have an exercise price of $5.31 per share, which is equal to the closing price of Epizyme common stock on August 16, 2021, the grant date of these options. These inducement awards are included in stock-based compensation expense and the following tables.

Total stock-based compensation expense related to stock options, restricted stock units, shares issued under the employee stock purchase plan, and shares granted to non-employee directors in lieu of board fees was $6.2 million and $6.4 million for the three months ended September 30, 2021 and September 30, 2020, respectively, and $19.9 million and $21.2 million for the nine months ended September 30, 2021 and September 30, 2020, respectively.

Stock-based compensation expense is classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)		(In thousands)
Research and development	$2,042	$2,079	$6,295	$7,045
General and administrative	4,128	4,307	13,608	14,143
Total	$6,170	$6,386	$19,903	$21,188

Stock Options

The weighted-average grant date fair value of options, estimated as of the grant date using the Black-Scholes option pricing model, was $4.93 and $8.56 per option for those options granted during the three months ended September 30, 2021 and 2020, respectively, and $3.27 and $11.94 for those options granted during the nine months ended September 30, 2021 and 2020, respectively.

Key assumptions used to apply this pricing model were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Risk-free interest rate	0.4%	0.3%	0.4%	1.0%
Expected life of options	5.83 years	6.0 years	5.89 years	5.99 years
Expected volatility of underlying stock	69.6%	72.1%	70.1%	70.9%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

The following is a summary of stock option activity for the nine months ended September 30, 2021:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at December 31, 2020	10,225	$14.77
Granted	5,943	8.06
Exercised	(104)	8.83
Forfeited	(2,458)	14.39
Outstanding at September 30, 2021	13,606	$11.95	7.66	$10
Exercisable at September 30, 2021	5,697	$14.40	5.77	$10

As of September 30, 2021, there was $43.5 million of unrecognized compensation cost related to stock options that are expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 2.47 years.

Restricted Stock Units

During the nine months ended September 30, 2021, 2,186,595 restricted stock units (“RSUs”) were granted to executives and employees and 72,540 RSUs were granted to non-employee directors. The awards were service-based. Assuming all service conditions are achieved, the executive and employee RSUs will vest as to 50%, 33%, and 25%, respectively, of the shares of Company common stock underlying the RSUs on an annual basis over a two, three or four year period of time from the grant dates, respectively, and the non-employee director RSUs will vest as to 100% of the shares of Company common stock underlying the RSUs in full on the earlier of the first anniversary of the grant date and the date of the succeeding annual meeting of stockholders.

	Number of Service Based RSU Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2020	668	$17.56
Granted	2,259	7.86
Vested	(177)	17.35
Forfeited	(444)	13.13
Outstanding at September 30, 2021	2,306	$8.92

Compensation expense totaling $1.1 million and $3.3 million was recognized for the service-based RSUs for the three and nine months ended September 30, 2021, respectively. Compensation expense totaling $0.7 million and $2.0 million was recognized for the service-based RSUs for the three and nine months ended September 30, 2020, respectively.

As of September 30, 2021, there was $16.3 million of unrecognized compensation cost related to service-based RSUs that are expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 2.42 years.

During 2019, the Company granted 604,000 RSUs to executives and employees, which contained performance conditions, and 20% of the RSUs vested on June 30, 2019, 25% of the RSUs vested on January 23, 2020, 20% of the RSUs vested on March 24, 2020, and 30% of the RSUs vested on June 25, 2020 in connection with achievement of the final performance milestone. There was no unrecognized compensation cost as of September 30, 2021, related to performance-based RSUs.

Compensation expense totaling $0.0 million and $3.5 million was recognized for the performance-based RSUs for the three and nine months ended September 30, 2020, respectively. There was no compensation expense recognized for the performance-based RSUs for the three and nine months ended September 30, 2021.

17. Loss Per Share

Basic and diluted loss per share allocable to common stockholders are computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands except per share data)		(In thousands except per share data)
Net loss	$(65,834)	$(56,073)	$(200,471)	$(165,461)
Weighted average shares outstanding	102,513	101,512	102,123	100,747
Basic and diluted loss per share allocable to common stockholders	$(0.64)	$(0.55)	$(1.96)	$(1.64)

The following common stock equivalents were excluded from the calculation of diluted loss per share allocable to common stockholders because their inclusion would have been anti-dilutive:

	For the Three and Nine Months Ended As of September 30,
	2021	2020
	(In thousands)
Stock options	13,606	10,148
Restricted stock units	2,306	663
Shares issuable under employee stock purchase plan	47	32
Series A Preferred Stock (if converted)	3,378	3,378
Warrants	8,153	2,500
	27,490	16,721

18. Subsequent Events

On October 1, 2021, the Company granted options to purchase an aggregate of 125,866 shares of Epizyme common stock and 25,289 restricted stock units (RSUs) to a new employee as equity inducement awards outside of the Company's 2013 Stock Incentive Plan and material to the employee’s acceptance of employment with the Company. These options have an exercise price of $5.19 per share, which is equal to the closing price of Epizyme common stock on October 1, 2021, the grant date of these options. On November 1, 2021, the Company granted options to purchase an aggregate of 42,500 shares of Epizyme common stock and 28,333 restricted stock units (RSUs) to a new employee as equity inducement awards outside of the Company's 2013 Stock Incentive Plan and material to the employee’s acceptance of employment with the Company. These options have an exercise price of $4.44 per share, which is equal to the closing price of Epizyme common stock on November 1, 2021, the grant date of these options. These equity awards were approved in accordance with Nasdaq Listing Rule 5635(c)(4), and these equity awards remain outstanding as of the date of the filing of this Quarterly Report on Form 10-Q.

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

We believe that the COVID-19 pandemic has had an adverse impact on sales of TAZVERIK since the June 2020 FDA approval of TAZVERIK for follicular lymphoma, or FL. Although our commercial and medical affairs field teams continue to use virtual formats as well as in-person interactions where possible in order to allow us to serve the needs of healthcare providers, patients and other stakeholders, the COVID-19 pandemic continues to negatively impact epithelioid sarcoma, or ES, and FL patient visits to physicians and subsequent new patient starts across all lines of treatment. In addition, the COVID-19 pandemic has negatively impacted the ability of our field-based teams to fully access ES and FL prescribers. These challenges continued through the third quarter of 2021.

In response, we are adjusting our commercial strategy, recognizing that some of the changes brought about by the COVID-19 pandemic, such as ongoing restrictions to access providers by traditional sales personnel, will likely persist after the resolution of the pandemic.

On August 9, 2021, we announced changes to our commercial strategy and organization and adjustments to our operating plans, including operating expense reductions throughout the organization. These changes are intended to accelerate the understanding and appropriate use of TAZVERIK by providers for patients with ES and FL as well as to focus the investment of company resources on what we believe to be our most important value-driving clinical trials and programs to support increased adoption of TAZVERIK in the longer term, including the generation of additional clinical data for TAZVERIK across treatment lines and in combinations.

Although the initiation, enrollment and completion of our ongoing and planned clinical trials have not been meaningfully disrupted, we are aware of the impact that COVID-19 continues to have on other clinical trials in our industry and there is a risk of material impact on the conduct of our clinical trials as well. We are continuing to work with our clinical trial sites to ensure study continuity, enable medical monitoring, facilitate study procedures and maintain clinical data and records, including the use of local laboratories for testing, home delivery of study drug and remote data and records monitoring.

To date, the COVID-19 pandemic has not had a material impact on our supply chain, and we currently have a consistent supply of tazemetostat and TAZVERIK that we believe will cover our ongoing clinical development as well as the ongoing commercialization for ES and FL. From time to time, however, we have experienced some occasional delays in connection with our clinical supply. As a proactive measure, we have taken certain steps to try to reduce the risk to our supply chain, such as advancing orders for long-lead items in anticipation of potential future delays or shortages. Because the ongoing COVID-19 pandemic could materially adversely impact our suppliers and result in delays or disruptions in our current or future supply chain, we are continuing to monitor and manage our supply chain accordingly.

We are implementing a multi-stage return to office plan, and in October 2021 we opened our facilities to all employees who expressed interest in participating in a return-to-office pilot program, which we expect to continue through the end of 2021. In the meantime, many of our employees continue to work in a remote operating model. Our laboratory scientists who engage in research activities now have full access to our laboratories. We plan to use our pilot program to further evaluate this hybrid model and based on that evaluation formulate how we will move forward. We are implementing our return to office plan and making these evaluations based on guidance from federal, state and local government authorities, and we expect that some form of a hybrid model will exist for us in the near future.

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

Operating Expense Reductions

In response to the challenges we have continued to face since we commenced the launch of TAZVERIK in FL in June 2020, we continue to implement changes to our commercial strategy and organization in an effort to accelerate commercial adoption of TAZVERIK in appropriate patients while also pursuing our research and broader corporate objectives.

On August 9, 2021, we announced a cross-functional reduction of our 2021 budgeted headcount by approximately 20%, which included approximately 11% of our then-current workforce under the cost reduction plan. Affected employees were provided separation benefits, including severance payments along with temporary healthcare coverage assistance. The severance and termination-related costs were approximately $2.0 million. We recorded these costs in the third quarter of 2021 and expect that payments of these costs will be made through August 2022. Our plan is to continue to monitor and further reduce our operating expenses in the fourth quarter of 2021 and through our 2022 budgeting process, which is underway.

As part of this plan, we are prioritizing our investment of company resources in what we believe to be our most important value-driving clinical trials and programs. These most important value-driving clinical trials and programs include our EZH-302 (SYMPHONY-1), EZH-1401 (SYMPHONY-2), and EZH-1101 (CELLO-1) trials, our two signal-finding basket studies (EZH-1301, our solid tumor basket study, and EZH-1501, our hematology basket study) and our novel SETD2 inhibitor EZM0414 program. To provide ongoing investment in these important programs, we plan to continue to manage our broader operating expenses commensurate with our ability to drive top-line revenue growth.

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

We continue to implement these four pillars as the core of our five-year corporate strategy to promote growth and value creation, and we believe that our streamlined commercial strategy, organizational structure and operational changes will provide the capital flexibility to successfully execute on these pillars.

TAZVERIK Commercialization and Development

Epithelioid Sarcoma

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

EZH-301

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

Follicular Lymphoma

In June 2020, the FDA approved a supplemental New Drug Application, or sNDA, for TAZVERIK for the following FL indications: (1) adult patients with relapsed or refractory FL whose tumors are positive for an EZH2 mutation as detected by an FDA-approved test and who have received at least two prior systemic therapies, and (2) adult patients with relapsed or refractory FL who have no satisfactory alternative treatment options. These indications were approved under accelerated approval with a priority review, based on overall response rate and duration of response data shown in the FL cohorts of our Phase 2 clinical trial in patients with EZH2 mutations and wild-type EZH2. We continue to make TAZVERIK available to eligible patients and their physicians in the United States.

EZH-302 (SYMPHONY-1)

As part of the accelerated approval for FL, continued approval for these indications is contingent upon verification and description of clinical benefit in a confirmatory trial. To provide this confirmatory evidence to support a full approval of TAZVERIK for these indications, we are conducting a single global, randomized, adaptive Phase 1b/3 confirmatory trial (EZH-302, SYMPHONY-1) assessing the combination of tazemetostat with “R2” (lenalidomide and rituximab), an approved chemotherapy-free treatment regimen, compared with R2 plus placebo for FL patients in the second-line or later treatment setting.

During the second quarter of 2021, we completed enrollment of all Phase 1b safety run-in cohorts of SYMPHONY-1 with a total of 36 patients, including patients at the 600mg tazemetostat twice daily dosing regimen and patients at the 800mg tazemetostat twice daily dosing regimen per FDA’s requested number of patients. Through a September 29, 2021 data cutoff date for the Phase 1b safety run-in portion of the trial, the safety profile observed in the patients in both the 800mg and 600mg dose cohorts has been consistent with that described in the respective reference safety information documents in the label. Most notably, no dose-limiting toxicities (DLTs) were reported during the first cycle of treatment. Of the 36 patients enrolled as of the end of the second quarter of 2021, 17 patients were considered evaluable for efficacy based on the availability of tumor scans. All 17 patients responded to treatment, with six patients having a complete response, and 11 patients having a partial response. For all response evaluable patients, the duration on therapy is in the range between 2 and 10 months of therapy. The Phase 1b safety run-in portion of the trial is currently ongoing, and we are following patients to obtain more data following the September 29, 2021 data cut-off date. As we continue to conduct the Phase 1b safety run-in portion of the trial, we are using the time to activate as many study sites as possible, globally, to ensure we can enroll the Phase 3 portion of the trial quickly once we have obtained approval from the FDA. We plan to present further data from the Phase 1b safety run-in portion of the trial at the American Society of Hematology annual meeting in December 2021, which we expect will include data for the approximately 40 patients now enrolled.

We expect that the Phase 3 portion of SYMPHONY-1 will be a global, randomized and adaptive confirmatory trial assessing the combination of tazemetostat with “R2” (lenalidomide and rituximab), an approved chemotherapy-free treatment regimen, compared with R2 plus placebo for FL patients in the second-line or later treatment setting. We expect to conduct this part of the trial in 500 patients globally. The IND that we filed in China for SYMPHONY-1 received China’s Center for Drug Evaluation, or CDE, approval in July 2021, following official CDE acceptance of our IND filing in May 2021. The primary endpoint for the trial will be based on progression free survival as determined by investigator. Based on discussions with the FDA, the trial will include two interim analyses, the first of which is for futility only and second of which will be conducted for futility, and if 65% of progression free survival events have occurred, will also include an efficacy evaluation.

Through our planned development efforts, our intention is to eventually make TAZVERIK available in all lines of treatment for patients with FL. We plan to leverage the confirmatory trial and post-marketing commitments to expand TAZVERIK into the second-line treatment setting. In collaboration with The Lymphoma Study Association, or LYSA, and based on clinical activity observed with tazemetostat in combination with R-CHOP (rituximab, cyclophosphamide, doxorubicin, vincristine and prednisolone) as a front-line treatment for patients with high risk diffuse large B-cell lymphoma, or DLBCL, we previously commenced a Phase 2 clinical trial that is being conducted by LYSA evaluating this combination as a front-line treatment for high-risk patients with FL, and is nearing complete enrollment. We also converted an investigator-sponsored study to evaluate tazemetostat in combination with rituximab with FL in the third-line or later treatment settings to a Company-sponsored study in order to expand the number of participating sites, and this Phase 2 study (EZH-1401, SYMPHONY-2) is currently enrolling patients. We expect to share interim data for SYMPHONY-2 at a medical conference in 2022. In addition, we are finalizing plans for investigator-sponsored studies to evaluate tazemetostat in combination with venetoclax or BTK inhibitors for the treatment of patients with FL in the third-line or later treatment settings.

Solid Tumors

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

Prostate Cancer

EZH-1101 (CELLO-1)

In connection with these efforts, we are evaluating tazemetostat for the treatment of prostate cancer. We are conducting a global, multi-center, randomized Phase 1b/2 trial (EZH-1101, CELLO-1) evaluating tazemetostat in combination with enzalutamide or abiraterone plus prednisone, the standard of care treatments for metastatic castration-resistant prostate cancer, or mCRPC. As of February 2021, we had completed enrollment in the Phase 1b safety run-in portion of CELLO-1 with a total of 21 men with mCRPC. In September 2021, at the European Society for Medical Oncology (ESMO) Congress, we announced preliminary data from the Phase 1b safety run-in portion of the trial using a data cutoff date of July 22, 2021.

The safety run-in portion of CELLO-1 is being conducted using a standard dose escalation design. Among the 21 patients enrolled in the safety run-in portion, as of the data cutoff date no DLTs were observed at any dose of tazemetostat up to a maximum dose of 1600mg twice daily for patients receiving tazemetostat plus enzalutamide and 800mg twice daily for patients receiving tazemetostat plus abiraterone. As of the July 22, 2021 cutoff date, preliminary data from the trial also showed:

•
Median progression free survival (PFS) had not been reached at cutoff for the tazemetostat plus enzalutamide arm; six-month PFS was 61.7%.
•
11 of 21 patients experienced prostate-specific antigen, or PSA, decline from baseline; seven out of 21 patients had a PSA response of ≥50%; one additional patient had a PSA response of ≥30%.
•
Six of the PSA50 responses were in the tazemetostat + enzalutamide cohort (n=13) and one was in the tazemetostat + abiraterone/prednisone cohort (n=8).
•
One patient with a PSA50 response achieved a radiographic partial response.
•
All PSA50 and PSA30 responses were in ARV7 negative and neuroendocrine subtype negative patients identified using the EPIC platform. Only one ARV7 positive patient was enrolled in the safety run-in portion of the trial.

Based on early safety and activity findings observed in the Phase 1b safety run-in portion of CELLO-1, in the first quarter of 2021 we initiated enrollment in the Phase 2 efficacy portion of CELLO-1 evaluating tazemetostat in combination with enzalutamide compared to enzalutamide alone, and we expect to include 80 men with mCRPC in this Phase 2 portion of the trial. The primary endpoint for CELLO-1 is radiographic progression free survival. The Phase 2 efficacy portion of CELLO-1 is approximately one-half enrolled.

Further Research, Development and Commercialization Efforts and Strategic Collaborations

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

To efficiently evaluate tazemetostat’s potential safety and efficacy across multiple new types of hematological malignancies and solid tumors, we expect to initiate two signal-finding basket studies by the end of 2021. In July 2021, we received “study may proceed” from the FDA with respect to our IND for a proposed solid tumor basket study, and in October 2021, we initiated this basket study, EZH-1301, a Phase 1/1b trial evaluating tazemetostat with multiple combinations across three solid tumor types, and expect to initiate enrollment in this study by the end of 2021. In September 2021, we received “study may proceed” from the FDA with respect to our IND for a proposed hematological malignancies basket study. We expect to initiate enrollment in this study, EZH-1501, a Phase 1/1b trial evaluating tazemetostat with multiple combinations in hematological malignancies by the end of 2021. By furthering these basket studies, we plan to study multiple combinations with standard of care therapies and novel mechanisms of action as we seek to expand the potential of TAZVERIK to patients and the physicians who treat them efficiently and effectively.

TAZVERIK is available to eligible patients in the United States via a specialty distribution network. To commercialize TAZVERIK for the ES and FL indications in the United States, we have built a focused field presence and marketing capabilities. In August 2021, we announced changes to our commercial strategy and organization, including realignment of our commercial organization by creating and expanding new field roles intended to better reach thought leaders and large community accounts, while reducing traditional sales roles and overall headcount. Additionally, we are shifting some of our resources to enhance digital approaches to reach both healthcare providers and patients directly. In June 2021, to help provide access to information that we believe will help evolve the treatment of FL, we launched the EZH2NowSM testing program with Quest Diagnostics to provide EZH2 mutation testing for patients with FL. We believe that these changes will allow us to better deliver on our commercial goals, and we believe that we have made progress against our commercial goals in the third quarter of 2021. Net product revenue for TAZVERIK was $5.2 million in the third quarter of 2021. Net product revenue was $8.0 million in the second quarter of 2021, but included a $3.2 million sale of TAZVERIK in the second quarter of 2021 to a third-party pharmaceutical company for use in its combination clinical trials. Total end user demand for TAZVERIK increased by approximately 22% in the third quarter of 2021 compared to the second quarter of 2021. The amount of free goods supplied to patients via our Patient Assistance Program was approximately 25% of total end user demand for the third quarter of 2021, consistent with the level reported in the second quarter of 2021. We continue to see new prescriptions being written for both EZH2 mutation and wild-type patients, in the academic and community settings and across multiple treatment lines in relapsed or refractory FL patients. Payor coverage for ES and FL continues to be in-line with the TAZVERIK label.

We own the global development and commercialization rights to tazemetostat outside of Japan. Eisai Co. Ltd, or Eisai, holds the rights to develop and commercialize tazemetostat in Japan. On August 7, 2021, pursuant to a license agreement with Hutchison China MediTech Investment Limited, or HutchMed, we granted a license to HutchMed for the co-exclusive (with us) development and exclusive commercialization of tazemetostat, either as a monotherapy or as a part of combinations with other therapies, including HutchMed proprietary compounds, agreed by us and HutchMed for the treatment of epithelioid sarcoma, follicular lymphoma, diffuse large B-cell lymphoma in humans, and any additional indications agreed to by us and HutchMed in mainland China, Taiwan, Hong Kong and Macau, or the HutchMed Territory.

The license agreement with HutchMed, or the HutchMed License Agreement, provides for the development, manufacture and commercialization of tazemetostat in the HutchMed Territory referenced above and is intended to bring TAZVERIK to patients in the HutchMed Territory and to further extend the clinical development of TAZVERIK in new treatment combinations. In September 2021 we received the upfront payment of $25.0 million from HutchMed that was due to us under the HutchMed License Agreement. We are also entitled to milestone payments of up to $110.0 million in the aggregate for achievement of specified development and regulatory milestones with respect to tazemetostat products in the HutchMed Territory under the HutchMed License Agreement, and up to $175.0 million in the aggregate for achievement of specified sales milestones in the HutchMed Territory with respect to tazemetostat products under the HutchMed License Agreement. We will also be entitled to receive tiered royalties, ranging from a mid-teens percentage to a low twenties percentage based on HutchMed’s cumulative annual net sales, if any, of tazemetostat products in the HutchMed Territory.

For other geographies outside the United States, we are evaluating the most efficient path to obtain marketing approval, commercialize and distribute TAZVERIK to reach patients, including pursuing potential strategic collaborations.

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

EZM0414 (SETD2)

The most advanced of these product candidates is a novel first-in-class oral inhibitor of SETD2 (EZM0414). SETD2 is an HMT, similar to EZH2, which plays multiple important roles in oncogenesis. Based on the potential of SETD2 inhibition demonstrated in multiple preclinical settings, including multiple myeloma, and in particular high risk t(4;14) multiple myeloma and in other B-cell malignancies such as diffuse large B-cell lymphoma, as well as in combination with existing and emerging therapies including tazemetostat, we submitted an IND for EZM0414 to the FDA in July 2021. We received “study may proceed” from the FDA with respect to our IND for EZM0414 in July 2021 and have initiated the first-in-human study and plan to enroll the first patient in the study by the end of 2021. This study is intended to evaluate the safety and optimize the dose and schedule of EZM0414 in relapsed or refractory multiple myeloma and DLBCL patients. Once we have optimized the dose, we then expect to further expand to three patient cohorts: t(4;14) multiple myeloma, non t(4;14) multiple myeloma and DLBCL. In October 2021, EZM0414 was granted Fast Track designation by the FDA in adult patients with relapsed or refractory DLBCL.

Strategic Collaborations

To date, we have entered into various strategic collaborations, including with HutchMed, Glaxo Group Limited (an affiliate of GlaxoSmithKline plc), or GSK, Eisai, Roche and other third parties. As one of several key aspects of our strategy, we plan to continue to leverage our existing collaborations and to seek to identify new strategic collaborations to further support and grow our business in and outside of the United States. See Note 12, Collaborations and Licensing Agreements, of the notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of the key terms of our collaborations.

Finance Overview

Through September 30, 2021, in addition to revenues from product sales, we have raised an aggregate of $1,560.6 million to fund our operations. This includes $268.8 million of non-equity funding through our collaboration agreements, $368.1 million of funding, consisting of $150.0 million in equity funding received through agreements with RPI Finance Trust, or RPI, and $218.1 million in debt financing received through an amended and restated loan agreement, or the Amended and Restated Loan Agreement, with BioPharma Credit Investments V (Master) LP and BPCR Limited Partnership (as transferee of BioPharma Credit Investments V (Master) LP’s interest as a lender), or the Lenders, $847.7 million from the sale of common stock and series A convertible preferred stock in our public offerings and at-the-market offerings and $76.0 million from the sale of redeemable convertible preferred stock in private financings prior to our initial public offering in May 2013.

As of September 30, 2021, we had $221.3 million in cash, cash equivalents and marketable securities.

We commenced active operations in early 2008, and since inception, have incurred significant operating losses. Our net loss was $65.8 million and $200.5 million for the three and nine months ended September 30, 2021, respectively. As of September 30, 2021, our accumulated deficit totaled $1,189.2 million. Notwithstanding our sales of TAZVERIK, we expect to continue to incur significant expenses and operating losses over the next several years. Our expenses and net losses may fluctuate significantly from quarter to quarter and year to year as we continue to fund our most important value-driving clinical trials and programs; implement and execute changes to our commercial strategy; make any royalty payments provided for and achieved under the amended and restated collaboration and license agreement with Eisai; pay interest and principal associated with the Amended and Restated Loan Agreement; and continue research and development and initiate clinical trials of, and seek regulatory approval for, any future product candidates.

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

Results of Operations

Revenues

The following is a comparison of total revenues for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
	(In millions)			(In millions)
Product revenues, net	$5.2	$3.4	$1.8	$19.4	$7.0	$12.4
Collaboration and other revenue	0.0	0.1	$(0.1)	6.5	0.4	6.1
Total revenues	$5.2	$3.5	$1.7	$25.9	$7.4	$18.5

Product Revenues, net

Net product revenues represent U.S. sales from our sole commercial product, TAZVERIK, which was first approved by the FDA on January 23, 2020, less allowances and accruals. During the three months ended September 30, 2021 and 2020, net product revenues were $5.2 million and $3.4 million, respectively. The $1.8 million increase reflects the timing of approval of TAZVERIK for ES in January 2020 and the approval of TAZVERIK for FL in June 2020. During the nine months ended September 30, 2021 and 2020, net product revenues were $19.4 million and $7.0 million, respectively. The $12.4 million increase reflects the timing of approval of TAZVERIK for ES in January 2020 and the approval of TAZVERIK for FL in June 2020. The increase also reflects the inclusion in product revenue during the 2021 period of $3.2 million related to the sale of commercial product by one of our customers to a third-party pharmaceutical company for use in its clinical trials. Sales allowances and accruals consisted of patient financial assistance, distribution fees, discounts, and chargebacks.

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

In the three and nine months ended September 30, 2021, we recognized $0.0 and $6.5 million, respectively, in collaboration and other revenue. This collaboration revenue was recognized as part of our supply agreement with Eisai for the Company’s waiver of its exclusive right to its manufacturer for the supply of tazemetostat drug substance, the manufacture and supply of tazemetostat and technical support services. In the three and nine months ended September 30, 2020, we recognized $0.1 million and $0.4 million in collaboration revenue as part of our Boehringer Ingelheim collaboration. We recognized revenue as our research services were performed. In December 2020, we received written notice from Boehringer Ingelheim to terminate the collaboration agreement, effective January 31, 2021.

Cost of Revenues

The following is a comparison of cost of revenue for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
	(In millions)			(In millions)
Cost of product revenue	$2.0	$1.6	$0.4	$6.5	$3.2	$3.3
Cost of other revenue	—	—	—	0.8	—	0.8
Total cost of revenue	$2.0	$1.6	$0.4	$7.3	$3.2	$4.1

The cost of revenues primarily consists of costs related to the sales of TAZVERIK and sales of tazemetostat API and finished goods to our collaborators or licensors. These costs include materials, labor, manufacturing overhead, amortization of milestone payments, and royalties payable on net sales of TAZVERIK. During the three months ended September 30, 2021 and 2020, the cost of product revenue was $2.0 million and $1.6 million, respectively, and consisted of $0.2 million and $0.1 million, respectively, in costs associated with manufacturing TAZVERIK, $1.0 million and $1.0 million, respectively, in amortization expense related to the two $25.0 million milestone payments we paid under our agreement with Eisai upon regulatory approval of TAZVERIK for epithelioid sarcoma and upon regulatory approval of TAZVERIK for follicular lymphoma, and $0.8 million and $0.5 million, respectively, in worldwide royalties due under the Eisai License Agreement on net sales of TAZVERIK. We did not have cost of other revenues in the three months ended September 30, 2021.

During the nine months ended September 30, 2021 and 2020, the cost of product revenue was $7.3 million and $3.2 million, respectively, and consisted of $0.5 million and $0.2 million, respectively, in costs associated with manufacturing TAZVERIK, $3.1 million and $2.0 million, respectively, in amortization expense related to the $25.0 million milestone payment we paid under our agreement with Eisai upon regulatory approval of tazemetostat for epithelioid sarcoma, and $2.9 million and $1.0 million, respectively, in worldwide royalties due under the Eisai License Agreement on net sales of TAZVERIK. Cost of other revenue during the nine months ended September 30, 2021 consisted of $0.8 million of costs related to sales of tazemetostat drug product to Eisai. All product costs incurred prior to FDA approval of TAZVERIK in January 2020 were expensed as research and development expenses. We expect our cost of product revenues to continue to be positively impacted during 2021 and in future periods, as we sell through certain inventory that was expensed prior to FDA approval of TAZVERIK in January 2020.

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

The following is a comparison of research and development expenses for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
	(In millions)			(In millions)
Research and development	$34.5	$25.7	$8.8	$102.1	$77.3	$24.8

During the three and nine months ended September 30, 2021, total research and development expenses increased by $8.8 million and $24.8 million, respectively, compared to the three and nine months ended September 30, 2020, respectively. The increase in both the three and nine months ended September 30, 2021 relates to increases in clinical trial expenses and discovery research activities related to tazemetostat in other indications as well as our SETD2 inhibitor EZM0414 program, which were offset by decreases in costs associated with the build-out of our regulatory and late-stage development groups. Additionally, severance and termination-related costs totaling $0.4 million were recorded in the three months ended September 30, 2021 related to the August 2021 cost reduction plan.

The following table illustrates the components of our research and development expenses:

	Three Months Ended September 30,			Nine Months Ended September 30,
Product Program	2021	2020	Change	2021	2020	Change
	(In millions)			(In millions)
External research and development expenses:
Tazemetostat and related EZH2 programs	$13.9	$8.0	$5.9	$40.9	$26.7	$14.2
SETD2 inhibitor EZM0414 program	1.3	-	1.3	1.3	-	1.3
Discovery and preclinical stage product programs, collectively	5.3	5.8	(0.5)	17.1	12.6	4.5
Unallocated personnel and other expenses	14.0	11.9	2.1	42.8	38.0	4.8
Total research and development expenses	$34.5	$25.7	$8.8	$102.1	$77.3	$24.8

External research and development costs include external manufacturing costs related to the acquisition of active pharmaceutical ingredient and manufacturing of clinical drug supply, ongoing clinical trial costs, discovery and preclinical research in support of the tazemetostat program and expenses associated with our companion diagnostic program.

External research and development expenses for tazemetostat and related EZH2 programs increased $5.9 million and $14.2 million, respectively, for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020. The increase for the three and nine months ended September 30, 2021 relates to increases in clinical trial expenses and discovery research activities related to tazemetostat in other indications, which were offset by decreases in costs associated with the build-out of our regulatory and late-stage development groups that we conducted in 2020.

External research and development expenses for our SETD2 inhibitor EZM0414 program increased $1.3 million for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020. The increase is due to the designation of the program as a clinical development program in the third quarter of 2021.

External research and development expenses for discovery and preclinical stage product programs decreased by $0.5 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, and increased $4.5 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. The decrease in the three months ended September 30, 2021 is primarily related to the movement of the SETD2 inhibitor EZM0414 program out of discovery and preclinical stage product programs during the third quarter of 2021 while the increase in the nine months ended September 30, 2021 was primarily related to increased spending for discovery research activities and development activities related to our preclinical programs, partially offset by the movement of the SETD2 inhibitor EZM0414 program out of discovery and preclinical stage product programs.

Unallocated personnel and other expenses are comprised of compensation expenses for our full-time research and development employees and other general research and development expenses. Unallocated personnel and other expenses during the three and nine months ended September 30, 2021 increased $2.1 million and $4.8 million, respectively, compared to the three and nine months ended September 30, 2020. The increase is a result of increases in facilities and equipment related expenses and in unallocated personnel costs, offset by an increase in the allocation of expenses to projects.

We expect that research and development expenses will decrease through the fourth quarter of 2021, as we continue to implement our operating expense reductions and prioritize our investment of company resources in what we believe to be our most important value-driving clinical trials and programs, including our EZH-302, EZH-1401 and EZH-1101 trials, our two basket studies and our EZM0414 program.

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

The following is a comparison of selling, general and administrative expenses for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
	(In millions)			(In millions)
Selling, general and administrative	$32.8	$30.6	$2.2	$103.1	$90.2	$12.9

For the three and nine months ended September 30, 2021, our selling, general and administrative expenses increased $2.2 million and $12.9 million, respectively, compared to the three and nine months ended September 30, 2020. The increase for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020 is due to increased commercialization activities, including the build-out of our sales force and commercial infrastructure to support the commercial launch of TAZVERIK in the approved ES and FL indications in 2020, and increased personnel related expenses. Additionally, severance and termination-related costs totaling $1.6 million were recorded in the three months ended September 30, 2021 related to the August 2021 cost reduction plan.

We expect that selling, general and administrative expenses will decrease through the fourth quarter of 2021, as we implement changes to our commercial strategy and organization in an effort to accelerate commercial adoption of TAZVERIK in appropriate patients as well as an operational cost reduction across general and administrative functions as part of our prioritization of our investment of company resources in what we believe to be our most important value-driving clinical trials and programs.

Other (Expense) Income, Net

The following is a comparison of other (expense) income, net for the three and nine months ended September 30, 2021 and 2020:

		Three Months Ended September 30,						Nine Months Ended September 30,
		2021		2020		Change		2021	2020	Change
		(In millions)						(In millions)
Other (expense) income, net
Interest income		$0.0		$0.5		$(0.5)		$0.2	$2.7	$(2.5)
Interest expense		(5.6)		(1.8)		(3.8)		(16.9)	(3.9)	(13.0)
Other income (expense), net		(0.1)		(0.1)		0.0		(0.1)	(0.1)	0.0
Change in fair value of warrants to purchase common stock	-	4.4	-	-	-	4.4	-	4.4	-	4.4
Non-cash interest expense related to sale of future royalties		(0.4)		(0.3)		(0.1)		(1.4)	(0.9)	(0.5)
Other (expense) income, net		$(1.7)		$(1.7)		$0.0		$(13.8)	$(2.2)	$(11.6)

Other (expense) income, net consists of interest income earned on our cash equivalents and marketable securities, interest expense related to our long-term debt obligations, non-cash changes in the fair value of warrant liabilities and non-cash interest expense related to the sale of future royalties. There was no change in other expense for the three months ended September 30, 2021 is principally due to an increase in interest expense of $3.8 million incurred in connection with our long-term debt obligations under our Amended and Restated Loan Agreement, an increase in non-cash interest expense related to the sale of future royalties of $0.1 million and income related to the changes in fair value of warrant liability of $4.4 million. The increase in other expense for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 is principally due to an increase in interest expense of $13.0 million incurred in connection with our long-term debt obligations under our Amended and Restated Loan Agreement, and an increase in non-cash interest expense related to the sale of future royalties of $0.5 million and income related to the changes in fair value of warrant liability of $4.4 million.

Income Tax Expense

We did not record a federal or state income tax provision or benefit for the three and nine months ended September 30, 2021 and 2020 due to the expected and known loss before income taxes to be incurred, or incurred, as applicable, for the years ended December 31, 2021 and 2020, as well as our continued maintenance of a full valuation allowance against our net deferred tax assets, with the exception of the deferred tax asset related to alternative minimum tax credit.

Liquidity and Capital Resources

Through September 30, 2021, in addition to revenues from product sales, we have raised an aggregate of $1,560.6 million to fund our operations. This includes $268.8 million of non-equity funding through our collaboration agreements, including the $25.0 million upfront payment received from HutchMed in September 2021, $368.1 million of funding, consisting of $150.0 million in equity funding received through agreements with RPI Finance Trust, or RPI, and $218.1 million in debt financing received through a loan agreement with BioPharma Credit Investments V (Master) LP and BPCR Limited Partnership (as transferee of BioPharma Credit Investments V (Master) LP’s interest as a lender), $847.7 million from the sale of common stock and series A convertible preferred stock in our public offerings and at-the-market offerings and $76.0 million from the sale of redeemable convertible preferred stock in private financings prior to our initial public offering in May 2013. As of September 30, 2021, we had $221.3 million in cash, cash equivalents and marketable securities.

On May 6, 2021, we entered into an Open Market Sale AgreementSM, or ATM Sale Agreement, with Jefferies LLC, or Jefferies, to sell, from time to time, shares of our common stock having an aggregate offering price of up to $200,000,000 through an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended, under which Jefferies would act as sales agent, which we refer to as the ATM Offering. The shares that may be sold under the ATM Sale Agreement, if any, are issued and sold pursuant to the Company’s shelf registration statement on Form S-3 that was declared effective by the Securities and Exchange Commission on May 13, 2021. Through September 30, 2021, we have sold a total of 1,430,465 shares of our common stock under the

ATM Offering resulting in net proceeds of approximately $8.3 million. Subsequent to September 30, 2021, we have sold 229,150 shares of our common stock under the ATM Offering resulting in net proceeds of approximately $1.1 million.

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

In addition to our existing cash, cash equivalents and marketable securities, we are eligible to earn a significant amount of milestone payments under our collaboration agreements with HutchMed and GSK. Our ability to earn these payments and the timing of earning these payments is dependent upon the outcome of our research and development activities and is uncertain at this time.

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

Outlook

Based on our current operating plan which includes the anticipated savings resulting from the cost reduction plan we announced in August 2021, we expect that our existing cash, cash equivalents and marketable securities as of September 30, 2021, will be sufficient to fund our planned operating expenses and capital expenditure requirements and pay our debt service obligations as they become due into the fourth quarter of 2022, which is at least 12 months from the date of this report, without giving effect to any potential future milestone payments we may receive under our collaboration agreements with HutchMed or GSK. We have based this estimate on assumptions that may prove to be wrong, such as the revenue that we expect to generate from the sale of our products, and particularly as the process of testing drug candidates in clinical trials is costly and the timing of progress in these trials is uncertain. As a result, we could use our capital resources sooner than we expect.

Cash Flows

The following is a summary of cash flows for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020	Change
	(In millions)
Net cash (used in) operating activities	$(174.9)	$(153.2)	$(21.7)
Net cash provided by investing activities	107.3	4.9	102.4
Net cash provided by financing activities	23.9	102.3	(78.4)

Net Cash Used in Operating Activities

Net cash used in operating activities was $174.9 million during the nine months ended September 30, 2021 compared to $153.2 million during the nine months ended September 30, 2020. The increase in net cash used in operating activities primarily relates to our net loss of $200.5 million and the $4.4 million change in fair value of warrants, partially offset by changes in working capital of $3.3 million, net depreciation and amortization of $5.4 million, non-cash stock-based compensation of $19.9 million, and non-cash interest expense associated with the sale of future royalties of $1.4 million.

Net cash used in operating activities during the nine months ended September 30, 2020 primarily relates to our net loss of $165.5 million, changes in working capital of $12.5 million, partially offset by net depreciation and amortization of $2.7 million, non-cash stock-based compensation of $21.2 million, and non-cash interest expense associated with the sale of future royalties of $0.9 million.

Net Cash Provided by Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2021 reflects maturities of available-for-sale securities of $311.6 million, offset by $203.9 million of purchases of available-for-sale securities, and $0.4 million of purchases of property and equipment.

Net cash provided by investing activities during the nine months ended September 30, 2020 reflects maturities of available-for-sale securities of $212.4 million, offset by $156.9 million of purchases of available-for-sale securities, $25.0 million milestone payment under the Eisai collaboration agreement upon regulatory approval of tazemetostat for ES, a $25.0 million milestone payment under the Eisai collaboration agreement upon regulatory approval of tazemetostat for FL, and $0.6 million of purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $23.9 million during the nine months ended September 30, 2021 primarily reflects net proceeds from the sale of common stock under the ATM Sale Agreement of $8.3 million, the purchases of shares under our employee stock purchase plan of $1.9 million, stock option exercises of $0.9 million, and $13.1 million from the issuance of the HutchMed Warrant, partially offset by the payment of offering costs of $0.2 million related to the ATM program.

Net cash provided by financing activities of $102.3 million during the nine months ended September 30, 2020 primarily reflects cash received from the sale of common stock of $50.0 million in connection with our exercise of our Put Option to sell shares of our common stock to RPI, net cash received during the period from Tranche B Loan borrowings of $25.0 million under the Loan Agreement, net cash received during the period from Tranche C Loan borrowings of $20.0 million under the Loan Agreement, stock option exercises of $6.3 million, and the purchases of shares under our employee stock purchase plan of $1.3 million, partially offset by payments of debt issuance costs of $0.1 million and offering costs of $0.1 million.

Contractual Obligations

The following summarizes our significant contractual obligations as of September 30, 2021:

	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
	(In thousands)
Lease obligations	$29,637	$6,115	$15,013	$6,939	$1,571
Long-term debt obligations	220,000	-	52,500	148,750	18,750
Total obligations	$249,637	$6,115	$67,513	$155,689	$20,321

On August 11, 2021, we entered into a fifth amendment to the Technology Square Lease (the “Fifth Amendment”) with ARE-TECH Square, LLC. Under the Fifth Amendment, we extended the term of the Technology Square Lease through November 30, 2024. Under the Fifth Amendment, we will continue to pay the Landlord the current monthly base rent amount contemplated by the Technology Square Lease through November 30, 2022, with an increase commencing on December 1, 2022 and adjusting the monthly base rent amount to approximately $377,000 and an increase commencing on December 1, 2023 and adjusting the monthly base rent amount to approximately $388,000 through November 30, 2024. Under the current terms of the Technology Square Lease, we do not have any further right to extend the term beyond November 30, 2024.

There were no other material changes to our contractual obligations and commitments described under “Management’s Discussion and Analysis and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of our consolidated balance sheets and the reported amounts of collaboration revenue, inventories and expenses during the reporting periods. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances at the time such estimates are made. Actual results and outcomes may differ materially from our estimates, judgments and assumptions. We periodically review our estimates in light of changes in circumstances, facts and experience. The effects of material revisions in estimates are reflected in the condensed consolidated financial statements prospectively from the date of the change in estimate.

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

Except as described below with respect to intangible assets, net, during the nine months ended September 30, 2021, there have been no material changes with respect to our critical accounting policies disclosed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2020.

Intangible Assets, Net

Intangible assets consist of capitalized milestone payments made to third parties under an in-license of patent rights upon receiving regulatory approval of TAZVERIK. The finite-lived intangible assets are being amortized on a straight-line basis over the expected time period we will benefit from the in-licensed rights, which is generally the patent life. Intangible assets are recorded at cost at the time of their acquisition and are stated in our condensed consolidated balance sheets net of accumulated amortization and impairments, if applicable. The amortization expense is recognized as cost of product revenue in our condensed consolidated statement of operations and comprehensive loss.

We assess our intangible assets for impairment if indicators are present or changes in circumstance suggest that impairment may exist. Events that could result in an impairment, or trigger an interim impairment assessment, include the receipt of additional clinical or nonclinical data regarding one of our drug candidates or a potentially competitive drug candidate, changes in the clinical development program for a drug candidate, or new information regarding potential sales for the drug. If impairment indicators are present or changes in circumstance suggest that impairment may exist, we perform a recoverability test by comparing the sum of the estimated undiscounted cash flows of each intangible asset to its carrying value on our condensed consolidated balance sheet. If the undiscounted cash flows used in the recoverability test are less than the carrying value, we would determine the fair value of the intangible asset and recognize an impairment loss if the carrying value of the intangible asset exceeds its fair value.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2021, we had cash and cash equivalents and marketable securities of $221.3 million, consisting of money market funds, corporate bonds, commercial paper and government-related obligations. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. We estimate that a hypothetical 100-basis point change in market interest rates would impact the fair value of our investment portfolio as of September 30, 2021 by $0.1 million.

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

Our management, under the supervision and with the participation of the principal executive officer (our President and Chief Executive Officer) and the principal financial officer (our President and Chief Executive Officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our President and Chief Executive Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A. Risk Factors

The following information updates, and should be read in conjunction with, the risk factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, or the 2020 10-K. Any of the risk factors contained in the 2020 10-K and in this Quarterly Report on Form 10-Q could materially affect our business, financial condition or future results, and such risk factors may not be the only risks we face. The COVID-19 pandemic has heightened, and in some cases manifested, certain of the risks we normally face in operating our business, including those disclosed in the 2020 10-K, and the risk factor disclosure in the 2020 10-K is qualified by the information relating to COVID-19 that is described in this Quarterly Report on Form 10-Q. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Our changes to our commercial strategy and organization, adjustments to our operating plans, including operating expense reductions, and leadership transitions may not be successful, may not result in accelerated commercial adoption of TAZVERIK and greater product revenues or anticipated savings, could result in total costs and expenses that are greater than expected and could disrupt our business.

In August 2021, we announced changes to our leadership team with the resignation of our President and Chief Executive Officer, Robert Bazemore, and the appointment of Grant Bogle, a member of our board of directors since September 2019, as President and Chief Executive Officer, each effective as of August 9, 2021. In addition, in August 2021, we made the decision to eliminate the Chief Commercial Officer position, effective at the end of October 2021, and in October 2021 we announced the elimination of the role and departure of our now-former Executive Vice President, Chief Strategy and Business Officer.

In addition, in August 2021, we announced changes to our commercial strategy and organization in an effort to accelerate commercial adoption of TAZVERIK as well as a broader operational cost reduction plan. As part of our cost reduction plan, we implemented a cross-functional reduction of approximately 11% of our then-current workforce. We continue to implement our broader operational cost reduction plan efforts, and we plan to continue to monitor and further reduce our operating expenses in the fourth quarter of 2021 and through our 2022 budgeting process.

We may not realize, in full or in part, the anticipated benefits, savings and improvements from these changes or from any future changes we may decide to make. For instance, the changes to our commercial strategy and organization may not result in accelerated commercial adoption of TAZVERIK or greater product revenues. We believe that the commercial launch has been adversely affected by the COVID-19 pandemic and may continue to be adversely affected by the pandemic. In addition, market acceptance of TAZVERIK and product revenues have been adversely impacted by other factors, including competitive therapies and the use of our patient assistance program, which our changes may not address. The reduction in the size of our field organization and the departure of our Chief Commercial Officer may also limit the success of our refined strategy.

Our organizational changes, operating plan adjustments and operating expense reductions also may not be successful. If we are unable to realize the expected operational efficiencies and cost savings from these changes, our operating results and financial condition would be adversely affected. We also cannot ensure that we will not have to undertake additional workforce reductions or other cost-cutting measures in the future. Furthermore, these changes as well as the leadership transitions may be disruptive to our operations. For example, our workforce reductions and leadership changes could yield unanticipated consequences, such as attrition beyond planned staff reductions and negative impact on employee morale or could make it more difficult to fulfill our day-to-day operations. Our workforce reductions and leadership changes could also harm our ability to attract and retain qualified management, scientific, clinical, manufacturing and sales and marketing personnel who are critical to our business. Year to date, our annualized turnover rate is higher than in prior years and these changes could further that trend. Any failure to attract or retain qualified personnel could prevent us from successfully commercializing TAZVERIK and discovering and developing any other future products or product candidates in the future.

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

In the relapsed and refractory FL patient setting, both current and near-term competition exists. The most common current treatments for FL are chemotherapies, usually combined with the CD-20 antibodies Rituxan or Gayda. Multiple PI3K therapies, such as idelalisib (ZYDELIG), copanlisib (ALIQOPA), duvelisib (COPIKTRA), and umbralisib (UKONIQ) are approved for patients with relapsed/refractory FL. Parsaclisib is currently undergoing standard review by the FDA for approval in FL patients that are refractory to treatment or relapse after two prior lines. These therapies are utilized predominantly in the third line or later treatment. While CD20 and PI3K therapies are approved in FL, there are no therapies that are approved specifically for the treatment of tumors associated with EZH2 activating mutations. There are a number of companies currently evaluating investigational agents in the relapsed and refractory follicular lymphoma patient setting including the development of CAR-T therapies and bispecific monoclonal antibodies. In the first quarter of 2021, Kite Pharma, a subsidiary of Gilead Sciences, received FDA approval for its CAR-T therapy, YESCARTA, for the treatment of relapsed or refractory FL patients. Novartis is also developing its CAR-T therapy, KYMRIAH, for relapsed or refractory FL patients with plans to submit an NDA for approval in this population by the end of 2021. Novartis is also developing its CAR-T therapy, KYMRIAH, for relapsed or refractory FL patients and is undergoing priority review by the FDA. The bispecific antibody furthest along in development in relapsed or refractory FL is Roche’s CD3/CD20 bispecific mosunetuzumab.

In the ES patient setting, there are no therapies approved specifically for epithelioid sarcoma, other than TAZVERIK. Most of the approved therapies utilized in ES are more broadly approved for soft tissue sarcoma in general. Furthermore, the only therapies in late stage clinical trials are being developed broadly for the treatment of soft tissue sarcoma as well.

There are a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies. Companies that are developing new epigenetic treatments for cancer that target histone methyltransferases, or HMTs, and protein arginine methyltransferases, or PRMTs, include GSK, Johnson & Johnson, Pfizer, Inc., Daiichi Sankyo Company Limited, and Constellation Pharmaceuticals. Further, companies which are known to have EZH2 inhibitor programs or related programs include: Constellation Pharmaceuticals, developing an EZH2 inhibitor (CPI-0209, Phase 1/2 for advanced tumors (solid tumors and diffuse large B-cell lymphoma, or DLBCL)); Novartis AG, developing an EED inhibitor which indirectly blocks EZH2 (MAK683, Phase 1/2 for advanced malignancies (DLBCL)); Daiichi Sankyo, developing a EZH1/EZH2 dual inhibitor (valemetostat, DS-3201, Phase 1 for relapsed or refractory non-Hodgkin lymphomas, as well as Phase 2 for small cell lung cancer and relapsed or refractory adult T-cell leukemia/lymphoma); Pfizer, developing an EZH2 inhibitor (PF-06821497, Phase 1 for relapsed or refractory small cell lung cancer, castration-resistant prostate cancer and FL); and Jiangsu Hengrui Pharmaceutical, developing an EZH2 inhibitor (SHR2554, Phase 2 for B-cell malignancies) in China. In addition, many companies are developing cancer therapeutics that work by targeting epigenetic mechanisms other than HMTs, including Celgene Corporation (now part of Bristol-Myers Squibb), or Celgene, Merck & Co., Inc., Secura Bio, Spectrum Pharmaceuticals, and Otsuka Pharmaceuticals Co., Ltd., which are marketing cancer treatments that work by targeting epigenetic mechanisms other than HMTs.

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

The COVID-19 pandemic has impacted our commercial launch of TAZVERIK in FL and ES, may affect our ability to initiate and complete preclinical studies and our ongoing and planned clinical trials, disrupt regulatory activities, further disrupt commercialization of TAZVERIK, or have other adverse effects on our business and operations. In addition, the COVID-19 pandemic has caused substantial disruption in the global financial markets, global supply chains and may adversely impact economies worldwide, which could result in adverse effects on our business and operations.

The COVID-19 pandemic, which began in late 2019 and has spread worldwide, is causing many governments to implement measures intended to slow the spread of the outbreak through quarantines, travel restrictions, heightened border scrutiny, and other measures. The outbreak and government measures taken in response have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities have been disrupted and production has been suspended; unemployment has increased; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. The future progression of the outbreak and its effects on our business and operations are uncertain.

We and our contract manufacturing organizations, or CMOs, and contract research organizations, or CROs, may face disruptions that could affect our ability to initiate and conduct preclinical studies and our planned and ongoing clinical trials, including disruptions in procuring items that are essential for our research and development activities, such as access to raw materials used in the manufacture of tazemetostat and/or our other future product candidates, laboratory supplies used in our preclinical studies and ongoing clinical trials, or animals that are used for preclinical testing for which there are shortages because of ongoing efforts to address the outbreak, and resulting disruptions to many global supply chains. We and our CROs and CMOs, as well as clinical trial sites, may face disruptions related to the conduct of our ongoing clinical trials, planned clinical trials or future clinical trials arising from manufacturing disruptions, staffing disruptions and limitations in regard to our internal activities and the activities of our CROs and CMOs, and delays in the ability to obtain necessary institutional review board or other necessary site approvals or delays in site initiations or site monitoring visits, as well as other delays at clinical trial sites. We may also face limitations on enrollment and patients withdrawing from our clinical trials or not complying with the protocol procedures, which could delay completion of our clinical trials or adversely affect the data generated by such trials. The response to the COVID-19 pandemic may also redirect resources with respect to regulatory and intellectual property matters in a way that could adversely impact our ability to progress regulatory approvals and protect our intellectual property. In addition, we may face impediments to regulatory meetings and approvals due to measures intended to limit in-person interactions.

We commenced commercial sales of TAZVERIK in January 2020, and the pandemic and related government-imposed measures have limited our ability to readily access accounts and healthcare professionals, in person or at all, and to provide medical information in support of TAZVERIK utilization. For example, during the first and second quarters of 2021, the COVID-19 pandemic continued to negatively impact ES and FL patient visits to physicians and subsequent new patient starts across all lines of treatment, as well as the ability of our field-based teams to fully access ES and FL prescribers, and these challenges continued through the third quarter of 2021. We expect that some of these challenges posed by some of the changes brought about by the COVID-19 pandemic, such as ongoing restrictions to access providers by traditional sales personnel, will likely persist even after the resolution of the pandemic. The pandemic has significantly impacted economies worldwide, which could result in adverse effects on our business and operations. Moreover, the pandemic has caused substantial disruption in the global financial markets and supply chains and may continue to adversely impact economies worldwide, which could result in adverse effects on our business and operations as well as the volatility of our stock price and trading in our stock.

We are implementing a multi-stage return to office plan, and in October 2021 we opened our facilities to all employees who expressed interest in participating in a return-to-office pilot program, which is expected to continue through the end of 2021. In the meantime, many of our employees will continue to work in a hybrid remote operating model. Our laboratory scientists who engage in research activities now have full access to our laboratories. We are implementing our return to office plan and making these evaluations based on guidance from federal, state and local government authorities, and we expect that some form of a hybrid model will continue for us in the near future. Changes in guidance from federal, state and local government authorities could impact our return to office plan, and require us to increasingly rely on personnel working from home. For example, changes to guidance from federal, state and local government authorities to restrict or limit in-person interactions could result in our laboratory staff that is presently engaged in research and development activities to have restricted access to laboratories. Such restricted access could delay timely completion of preclinical activities and the initiation of additional clinical trials for other of our development programs.

A remote or hybrid operating model may also negatively impact productivity, or disrupt, delay, or otherwise adversely impact our business. In addition, this could increase our cyber security risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with state, local and federal regulators, ethics committees, manufacturing sites, research or clinical trial sites and other important agencies and contractors, including our CROs and CMOs.

Due to the evolving and uncertain global impacts of the COVID-19 pandemic, we cannot precisely determine or quantify the impact that the COVID-19 pandemic has had or will have on our business, financial condition, results of operations, and prospects for the fiscal year ending December 31, 2021 and beyond.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are as follows:

Exhibit Number	Description of the Exhibit

10.1	Form of Stock Option Agreement (Inducement Grant) (1)

10.2	Form of Restricted Stock Unit Agreement (Inducement Grant) (1)

10.3

Fifth Amendment to Lease dated as of August 11, 2021, by and between the Company and ARE-TECH Square, LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-35945) filed with the Securities and Exchange Commission on August 16, 2021)

10.4	Consulting Agreement dated August 4, 2021 between the Company and Robert B. Bazemore (1)

10.5	Employment Offer Letter dated August 4, 2021 between the Company and Grant Bogle (1)

10.6†	License Agreement dated August 7, 2021 between the Registrant and Hutchison China MediTech Investment Limited (1)

10.7

Warrant to Purchase Stock, dated August 7, 2021, by and between the Registrant and Hutchison China MediTech Investment Limited (incorporated by reference to the Registration Statement on Form S-3 (File No. 333-259680) filed with the Securities and Exchange Commission on September 21, 2021)

31.1

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by Grant Bogle, President, Chief Executive Officer, Principal Executive Officer and Principal Financial Officer of the Company. (2)

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

Dated: November 9, 2021

EPIZYME, INC.

By:	/s/ Grant Bogle
Grant Bogle
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)