Form 10-K
period 2021-12-31
Epizyme, Inc.
filed 2022-03-01
CIK 1571498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The number of outstanding shares of the registrant’s common stock, par value $0.0001 per share, as of February 24, 2022 was 164,482,036.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement that the registrant intends to file with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein.

Epizyme, Inc.

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2021

Epizyme® and TAZVERIK® are registered trademarks of Epizyme, Inc. in the United States and other countries. Epizyme, Inc. has also submitted trademark applications for Epizyme™ and for TAZVERIK™ in other countries. All other trademarks, service marks or other tradenames appearing in this Annual Report on Form 10-K are the property of their respective owners.

Forward-looking Information

This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. These statements may be identified by such forward-looking terminology as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue,” and similar statements or variations of such terms. Our forward-looking statements are based on a series of expectations, assumptions, estimates and projections about our company, are not guarantees of future results or performance and involve substantial risks and uncertainty. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in these forward-looking statements. Our business and our forward-looking statements involve substantial known and unknown risks and uncertainties, including the risks and uncertainties inherent in our statements regarding:

•
our plans to research, develop and commercialize novel epigenetic therapies for patients with cancer;
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
•
the timing of and our ability to apply for, obtain and maintain regulatory approvals for tazemetostat in epithelioid sarcoma, follicular lymphoma and other indications, EZM0414 and any future product candidates;
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

All of our forward-looking statements are made as of the date of this Annual Report on Form 10-K only. In each case, actual results may differ materially from such forward-looking information as a result of various important factors. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of or any material adverse change in one or more of the risk factors or risks and uncertainties referred to in this Annual Report on Form 10-K or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the Securities and Exchange Commission could materially and adversely affect our business, prospects, financial condition and results of operations. Except as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections or other circumstances affecting such forward-looking statements occurring after the date of this Annual Report on Form 10-K, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Annual Report on Form 10-K which modify or impact any of the forward-looking statements contained in this Annual Report on Form 10-K will be deemed to modify or supersede such statements in this Annual Report on Form 10-K.

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

Risk Factors Summary

Our business is subject to a number of risks of which you should be aware in evaluating our company and our business. These risks are discussed more fully below in the “Risk Factors” section of this Annual Report on Form 10-K for the year ended December 31, 2021. These risks include the following:

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
•
In connection with the accelerated approval of our epithelioid sarcoma, or ES, new drug application and our follicular lymphoma, or FL, supplemental NDA, continued approval of TAZVERIK for these approved indications is contingent upon verification and description of clinical benefit in a confirmatory program in each indication. We are conducting Phase 1b/3 trials to confirm the clinical benefit of TAZVERIK in each indication. These trials are expensive and time-consuming and may not confirm such benefit. If a confirmatory program does not verify clinical benefit for an indication, we may have to withdraw our accelerated approval for that indication, which could significantly harm our business.
•
The marketing approval process is expensive, time-consuming and uncertain and we may be unable to obtain approvals for the commercialization of tazemetostat in the United States for any additional indication or in any foreign jurisdiction, or of EZM0414 or any other future product candidates we may develop. If we are not able to obtain, or if there are delays in obtaining, required marketing approvals of tazemetostat in the United States for any additional indication or in any foreign jurisdiction, or of EZM0414 or any other future product candidates we may develop, we will not be able to commercialize tazemetostat for such indications or in such foreign jurisdiction or such other future product candidates, and our ability to generate revenue will be materially impaired.
•
The COVID-19 pandemic has impacted and may continue to impact our commercial launch efforts for TAZVERIK in FL and ES and has led to some delays in clinical trial startup, may affect our ability to initiate and complete preclinical studies and our ongoing and planned clinical trials, disrupt regulatory activities, further disrupt commercialization of TAZVERIK, or have other adverse effects on our business and operations.
•
Tazemetostat,EZM0414 or any other future product candidate that we commercialize may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success. If tazemetostat, EZM0414 or any other future product candidate does not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable.
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
•
Our research and development is focused on the creation of novel epigenetic therapies for patients with cancer, which is a rapidly evolving area of science, and the approach we are taking to discover and develop drugs is novel.
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
•
Our changes to our commercial strategy and organization, adjustments to our operating plans, including operating expense reductions, prioritization of development activities and leadership transitions may not be successful, may not result in accelerated commercial adoption of TAZVERIK and greater product revenues or anticipated savings, could result in total costs and expenses that are greater than expected, could result in us forgoing business opportunities and could disrupt our business.
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

PART I

Item 1. Business

Note on the COVID-19 Pandemic

The ongoing COVID-19 pandemic continues to have widespread, evolving, and unpredictable impacts on global economies, financial markets, business practices and societies. We are closely monitoring the impact of the COVID-19 pandemic and related developments on our business, operations and financial performance. Our focus remains on continuing to advance our efforts with respect to the commercialization of TAZVERIK® and to continue to advance the development of our pipeline, while making the health and safety of our employees and their families, healthcare providers, patients and communities a top priority. We believe that the COVID-19 pandemic has had an adverse impact on sales of TAZERIK and the initiation of clinical trials since the June 2020 FDA approval of TAZVERIK for follicular lymphoma, or FL. Due to the evolving and uncertain global impacts of the COVID-19 pandemic, however, we cannot precisely determine or quantify the impact that this pandemic has had on our business, operations and financial performance to date or the impact that this pandemic will have in 2022 and beyond. Please see “Risk Factors” in Part I, Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K for further discussion regarding the impact and the risk of the COVID-19 pandemic on our business, operations and financial performance.

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

We have one approved product, TAZVERIK (tazemetostat), which was granted accelerated approval by the U.S. Food and Drug Administration, or FDA, in 2020 for epithelioid sarcoma, or ES, and FL. Our focus is on maximizing our effectiveness as a commercial organization to achieve adoption of TAZVERIK among as many appropriate patients as possible, including in earlier treatment lines and in combination regimens with the data to support this expanded use; building on TAZVERIK’s pipeline-in-a-drug potential; and expanding our pipeline and evolving oncology portfolio, including with SET-101, our first-in-human Phase 1/1b trial of EZM0414, our novel, first-in-class, oral SETD2 inhibitor. We are leveraging our drug discovery platform and expertise as a leader in epigenetics, as well as our team’s deep experience across clinical development and commercialization to execute on our strategy.

In January 2020, the FDA granted accelerated approval of TAZVERIK (tazemetostat), an oral, first in class, selective small molecule inhibitor of the EZH2 histone methyltransferase, or HMT, for the treatment of adult and pediatric patients aged 16 years and older with metastatic or locally advanced ES not eligible for complete resection. This approval was based on overall response rate and duration of response data shown in the ES cohort of our Phase 2 trial in patients with INI1-negative tumors. We continue to make TAZVERIK available to eligible patients and their physicians in the United States.

As part of the accelerated approval for ES, continued approval for this indication is contingent upon verification and description of clinical benefit in a confirmatory trial. To provide this confirmatory evidence to support a full approval of TAZVERIK for this indication, we are conducting a single, randomized, controlled Phase 1b/3 confirmatory trial in the United States (EZH-301) assessing tazemetostat in combination with doxorubicin compared with doxorubicin plus placebo as a front-line treatment for ES. The trial is expected to enroll approximately 152 patients. We have completed the planned enrollment in the Phase 1b safety run-in portion of the trial, and the Phase 3 efficacy portion of the trial is open for accrual. We reported safety and preliminary activity data from the patients in the safety run-in portion of the EZH-301 trial at the American Society of Clinical Oncology (ASCO) Annual Meeting in June 2021.

In June 2020, the FDA approved a supplemental New Drug Application, or sNDA, for TAZVERIK for adult patients with relapsed or refractory (R/R) FL whose tumors are positive for an EZH2 mutation as detected by an FDA-approved test and who have received at least two prior systemic therapies, and adult patients with R/R FL who have no satisfactory alternative treatment options. These indications were approved under accelerated approval with a priority review, based on overall response rate and duration of response data shown in the FL cohorts of our Phase 2 clinical trial in patients with EZH2 mutations and wild-type EZH2. We continue to make TAZVERIK available to eligible patients and their physicians in the United States.

As part of the accelerated approval for FL, continued approval for these R/R FL indications is contingent upon verification and description of clinical benefit in a confirmatory trial. To provide this confirmatory evidence to support a full approval of TAZVERIK for these indications, we are conducting a single global, randomized, adaptive Phase 1b/3 confirmatory trial (EZH-302, SYMPHONY-1) assessing the combination of tazemetostat with “R2” (lenalidomide and rituximab), an approved chemotherapy-free treatment regimen, compared with R2 plus placebo for R/R FL patients in the second-line or later treatment setting. We plan to leverage the confirmatory trial and also conduct post-marketing commitments to expand the TAZVERIK label into the second-line treatment setting.

In December 2021 we presented updated safety and activity data from the Phase 1b safety run-in portion of this confirmatory trial at the 2021 American Society of Hematology (ASH) Annual Meeting. We continue to follow the 40 patients in the Phase 1b safety run-in portion of the trial, and we expect to present follow-up data from the safety run-in portion of the trial at a medical conference later in 2022.

We expect that the Phase 3 portion of the SYMPHONY-1 trial will be a global, randomized and adaptive confirmatory trial in 500 patients. Based on the Phase 1b safety run-in results, in December 2021 we submitted a protocol amendment to the FDA with 800 mg twice-daily as the recommended tazemetostat dose (RP3D) for the Phase 3 portion of the trial. After completing the 30-day voluntary waiting period following submission of the protocol amendment for 800 mg RP3D without any objection from the FDA, and as we continue to conduct the Phase 1b safety run-in portion of the trial, we have accelerated global start-up activities and are activating as many study sites as possible, globally, for the Phase 3 portion of the trial. The primary endpoint for the Phase 3 portion of the trial will be based on progression free survival as determined by investigator. Based on discussions with the FDA, this portion of the trial will include two interim analyses, the first of which is for futility only and the second of which will be conducted for futility, and if 65% of progression free survival events have occurred, the trial will also include an efficacy evaluation. In July 2021 China’s Center for Drug Evaluation, or CDE, approved the Investigational New Drug Application, or IND, we filed in China for SYMPHONY-1. We are currently screening patients in the Phase 3 portion of this trial and we expect to enroll the first patient in the Phase 3 portion of this trial in the first quarter of 2022.

Through our planned development efforts, including the following trials, our intention is to eventually make TAZVERIK available in all lines of treatment for patients with FL.

•
In collaboration with The Lymphoma Study Association, or LYSA, and based on clinical activity observed with tazemetostat in combination with R-CHOP (rituximab, cyclophosphamide, doxorubicin, vincristine and prednisolone) as a front-line treatment for patients with high risk diffuse large B-cell lymphoma, or DLBCL, LYSA is conducting a Phase 1b/2 clinical trial to evaluate this combination as a front-line treatment for high-risk patients with FL and DLBCL. Patient enrollment in the Phase 2 portion of this trial is now nearly complete with 111 patients out of a target of approximately 122 patients in DLBCL and 61 patients out of a target of approximately 62 patients in FL enrolled as of February 23, 2022. We expect that interim results from the Phase 2 portion of this trial will be presented at a medical conference in the second half of 2022.
•
In addition, we are finalizing plans for investigator-sponsored studies to evaluate tazemetostat in combination with venetoclax or BTK inhibitors for the treatment of patients with FL in the third-line or later treatment settings.

We are also developing tazemetostat for the treatment of a broad range of other cancer types in multiple treatment settings. Tazemetostat has shown meaningful clinical activity as an investigational monotherapy in multiple cancer indications and has been generally well-tolerated across clinical trials to date. We believe tazemetostat is a “pipeline in a product” opportunity and plan to explore its potential utility in additional indications and combinations.

There are four areas where we see the greatest potential for tazemetostat, all of which are based on a strong scientific hypothesis and are for patients suffering from diseases that would benefit from a new effective and safe treatment option, including:

•
Lymphomas and B-cell malignancies, such as DLBCL, mantle cell lymphoma, or MCL, multiple myeloma and others;
•
Molecularly defined solid tumors, such as chordoma, melanoma, mesothelioma, and tumors harboring an EZH2 or SWI/SNF alteration;
•
PARPi-resistant tumors, such as castration-resistant prostate cancer, small cell lung cancer, and others; and
•
Immuno-oncology sensitive tumors, such as small cell lung cancer, prostate cancer, and others.

As part of these broader tazemetostat development efforts, we are evaluating tazemetostat for the treatment of prostate cancer. We are conducting a global, multi-center, open-label, randomized Phase 1b/2 trial (EZH-1101, CELLO-1) evaluating tazemetostat in combination with enzalutamide or abiraterone plus prednisone, the standard of care treatments for metastatic castration-resistant prostate cancer, or mCRPC. As of February 2021, we had completed enrollment in the Phase 1b safety run-in portion of CELLO-1 with a total of 21 men with mCRPC. In September 2021, at the European Society for Medical Oncology (ESMO) Congress, we announced preliminary data from the Phase 1b safety run-in portion of the trial with a data cutoff date of July 22, 2021. We continue to follow patients from the Phase 1b portion of the study, and we expect to present updated data from these patients in the second half of 2022. Based on early safety and activity findings observed in the Phase 1b safety run-in portion of CELLO-1, in the first quarter of 2021 we initiated enrollment in the Phase 2 efficacy portion of CELLO-1 evaluating tazemetostat in combination with enzalutamide compared to enzalutamide alone, and we expect to include 80 men with mCRPC in this Phase 2 portion of the trial. The primary endpoint for CELLO-1 is radiographic progression free survival. The Phase 2 efficacy portion of the trial is approximately 75% enrolled toward the target of 80 patients, and we expect to complete enrollment in the Phase 2 portion of the trial in 2022. We plan to provide updated data from the safety run-in portion of the trial as well as interim data from the Phase 2 portion of the trial in the second half of 2022.

To efficiently evaluate tazemetostat’s potential safety and efficacy across multiple types of hematological malignancies, we initiated a signal-finding Phase 1b/2 basket study (EZH-1501) evaluating tazemetostat with multiple combinations in hematological malignancies in December 2021 and we are actively screening patients for enrollment in this study. In the conduct of EZH-1501, we plan to study multiple combinations with standard of care therapies and novel mechanisms of action as we seek to expand the potential of TAZVERIK to patients with hematological malignancies and the physicians who treat them. We plan to provide updates as EZH-1501 reaches key enrollment milestones and we plan to provide preliminary data from EZH-1501 in the second half of 2022.

On March 1, 2022, we announced a pipeline reprioritization. Given the breadth of our current tazemetostat clinical development program, we have discontinued enrollment in our Phase 2 study of tazemetostat in combination with rituximab with FL in the third-line or later treatment settings (SYMPHONY-2, EZH-1401), as well as in our Phase 1/1b basket study evaluating tazemetostat combinations in patients with solid tumors (EZH-1301). We have enrolled five patients in the EZH-1401 study and one patient in the EZH-1301 study and plan to continue to follow the patients currently enrolled in each of these two studies. The decision to discontinue these studies was based on evolving market dynamics and a continued focus on optimizing our investments and eliminating potentially overlapping studies. We continue to study tazemetostat in combination with other therapies for both hematologic and solid tumor malignancies, both in ongoing Company-sponsored studies as well as investigator-initiated studies.

We own the global development and commercialization rights to tazemetostat outside of Japan and greater China. Eisai Co. Ltd, or Eisai, holds the rights to develop and commercialize tazemetostat in Japan, and Hutchison China MediTech Investment Limited, or HutchMed, holds certain rights to develop and commercialize tazemetostat in greater China.

TAZVERIK is available to eligible patients in the United States via a specialty distribution network. Through this specialty distribution network, we sell TAZVERIK principally to a limited number of specialty pharmacies, which dispense the product directly to patients, and specialty distributors, which in turn sell the product to hospital pharmacies and community practice pharmacies for the treatment of patients. To commercialize TAZVERIK for the approved ES and FL indications in the United States, we have built a focused field presence and marketing capabilities.

On August 7, 2021, we entered into a strategic collaboration pursuant to a license agreement with HutchMed through which we granted a license to HutchMed for the co-exclusive (with us) development and exclusive commercialization of tazemetostat, either as monotherapy or as a part of combinations with other therapies, including HutchMed proprietary compounds, agreed by us and HutchMed for the treatment of ES, FL and DLBCL in humans, and any additional indications agreed to by us and HutchMed in mainland China, Taiwan, Hong Kong and Macau, or the HutchMed Territory.

For other geographies outside the United States, we are evaluating the most efficient path to obtain marketing approval, commercialize and distribute TAZVERIK to reach patients, including pursuing potential strategic collaborations. Based on comparators and the regulatory landscape, we have decided not to pursue marketing approval of tazemetostat as monotherapy from the European Medicines Agency, or EMA at this time.

Tazemetostat is covered by claims of U.S. and European composition of matter patents, which are expected to expire in 2032, exclusive of any patent term or other extensions. Tazemetostat has been granted Fast Track designation by the FDA in patients with relapsed or refractory FL, relapsed or refractory DLBCL with EZH2 activating mutations and metastatic or locally advanced ES who have progressed on or following an anthracycline-based treatment regimen. The FDA has also granted orphan drug designation to tazemetostat for the treatment of patients with malignant rhabdoid tumors, soft tissue sarcoma, and mesothelioma, and a seven-year orphan drug exclusivity period from the dates of our respective approvals of TAZVERIK for the treatment of patients with ES and for the treatment of patients with FL.

Beyond tazemetostat, we are utilizing our drug discovery platform to progress preclinical efforts and discover and identify additional product candidates to expand our pipeline of inhibitors against several classes of chromatin modifying proteins, or CMPs, including HMTs, histone acetyltransferases, or HATs, and helicases.

Our most advanced product candidate, EZM0414, is a novel first-in-class oral inhibitor of the SETD2 HMT.

SETD2 is an HMT that plays multiple important roles in oncogenesis. Based on the potential of SETD2 inhibition demonstrated in multiple preclinical settings, including multiple myeloma, and in particular high risk t(4;14) multiple myeloma and in other B-cell malignancies such as DLBCL, as well as in combination with existing and emerging therapies including tazemetostat, we submitted an IND for EZM0414 to the FDA in July 2021. We received “study may proceed” from the FDA with respect to our IND for EZM0414 in July 2021. In October 2021, EZM0414 was granted Fast Track designation by the FDA in adult patients with relapsed or refractory DLBCL and in January 2022 we received orphan drug designation from the FDA for EZM0414 for the treatment of multiple myeloma. In the fourth quarter of 2021, we initiated a Phase 1/1b trial (SET-101) intended to evaluate the safety and optimize the dose and schedule of EZM0414 in R/R multiple myeloma and DLBCL patients. The Phase 1 portion of our SET-101 trial is a 3 + 3 dose escalation design and includes six planned dose levels ranging from 100 mg to 900 mg once daily. Once we have optimized the dose, we then expect to expand the trial to two patient cohorts in multiple myeloma: t(4;14) multiple myeloma and non t(4;14) multiple myeloma. Based on dose optimization data from the trial, we may add a third patient cohort in DLBCL. We are screening patients with one site open for the Phase 1 dose escalation portion of the SET-101 trial, which we expect will enroll between 30-36 patients. We plan to provide updates as the trial reaches key enrollment milestones along with preliminary data from the trial in 2022.

To date we have entered into various strategic collaborations, including with Eisai, HutchMed, Roche and other third parties. As one of several key aspects of our strategy, we plan to continue to leverage our existing collaborations and to seek to identify new potential strategic collaborations to further support and grow our business in and outside of the United States.

Our Corporate Strategy

We are a commercial-stage biopharmaceutical company that is committed to rewriting treatment for people with cancer through the discovery, development and commercialization of novel epigenetic medicines. We aspire to change the standard of care for patients and physicians by developing targeted medicines with fundamentally new mechanisms of action directed at specific causes of hematological malignancies and solid tumors.

Our corporate strategy is focused on four critical imperatives that we refer to as The Next EPIsode: Rewriting Oncology Treatment with Epigenetics:

•
Maximize our effectiveness as a commercial organization to achieve adoption of TAZVERIK among as many FL and ES patients as possible, including in earlier treatment lines and in combination regimens with the data to support this potential expanded use;
•
Build on TAZVERIK’s pipeline-in-a-drug potential, demonstrating tazemetostat’s benefit in additional hematological malignancies and solid tumors;
•
Expand our pipeline and evolving oncology portfolio, bringing novel oncology therapeutics into clinical development to maintain our position as a leader in epigenetics; and
•
Leverage options to expand patient reach, including through commercial, clinical and research collaborations.

TAZVERIK (tazemetostat) for Epithelioid Sarcoma

In January 2020, the FDA granted accelerated approval of TAZVERIK (tazemetostat) for the treatment of adults and pediatric patients aged 16 years and older with metastatic or locally advanced ES not eligible for complete resection. This approval was based on overall response rate and duration of response shown in an open-label, single-arm cohort of a multi-cohort, global Phase 2 trial of tazemetostat in adults with INI1-negative tumors. The cohort was conducted in 62 patients with histologically confirmed, metastatic or locally advanced ES. Patients were required to have INI1 loss, detected using local tests, and an Eastern Cooperative Oncology Group performance status, or ECOG PS, of 0-2. Patients in the cohort received TAZVERIK 800 mg orally twice daily until disease progression or unacceptable toxicity. Tumor response assessments were performed every eight weeks. The major efficacy outcome measures were confirmed overall response rate, or ORR, according to Response Evaluation Criteria in Solid Tumors, or RECIST, v1.1, as assessed by blinded independent central review, and duration of response. Median duration of follow-up was 14 months (range 0.4 to 31).

Among the 62 patients who received TAZVERIK, the median age was 34 years (range 16 to 79); 63% were male, 76% were White, 11% were Asian, 44% had proximal disease, 92% had an ECOG PS of 0 or 1, and 8% had an ECOG PS of 2. Prior surgery occurred in 77% of patients; 61% received prior systemic chemotherapy.

In the total of 62 patients treated, the overall response rate (95% confidence interval) was 15% (7%, 26%), with 1.6% of patients achieving a complete response and 13% achieving a partial response. Among responders in the trial, 67% had a duration of response of six months or longer as of the data cutoff date of September 17, 2018.

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

Background on ES: Epithelioid sarcoma is an ultra-rare and aggressive type of soft tissue sarcoma, comprising less than 1 percent of all soft tissue sarcoma cases, and is characterized by a loss of the INI1 protein. It is most commonly diagnosed in young adults (20-40 years old) and is often fatal. There is no established standard-of-care for treating these patients, who are typically resistant to chemotherapy. Patients diagnosed with metastatic disease typically have a 5-year overall survival rate of zero percent and there are no approved treatment options specifically indicated for ES other than TAZVERIK. Typically, once patients have been deemed appropriate for systemic therapy, most are treated with chemotherapy. There are an estimated 800 patients in the United States living with ES with approximately 300 patients with metastatic or locally advanced disease that are eligible for systemic therapy.

TAZVERIK for Epithelioid Sarcoma Post-Marketing Requirements

Confirmatory Trial. As part of the accelerated approval for ES, continued approval for this indication is contingent upon verification and description of clinical benefit in a confirmatory trial. To provide this confirmatory evidence to support a full approval of TAZVERIK for this indication, we are conducting a 1:1 randomized, controlled Phase 1b/3 clinical trial in the United States in the front-line treatment setting comparing tazemetostat in combination with doxorubicin, a commonly used systemic treatment in this setting, versus placebo plus doxorubicin. The trial is expected to enroll approximately 152 ES patients. The primary efficacy endpoint of the Phase 3 portion of the trial is progression-free survival, and secondary efficacy endpoints include overall survival, disease control rate, overall response rate, duration of response and health-related quality of life. We have completed the planned enrollment in the Phase 1b safety run-in portion of the trial, and the Phase 3 efficacy portion of the trial is open for accrual. We reported safety and preliminary activity data from patients in the safety run-in portion of the trial at the ASCO annual meeting in June 2021.

We have several additional post-marketing activities underway, intended to address aspects of the label in the future. These include clinical pharmacology evaluations to assess the effect of TAZVERIK on liver function and the effect of CYP3A inhibitors and inducers on TAZVERIK for patients with ES. We have also expanded enrollment in a cohort of our Phase 2 study in adults with INI1-negative tumors, to enroll a total of at least 60 ES patients. The cohort is a paired biopsy cohort designed to assess potential immune biomarkers, and the expansion is intended to provide more experience in patients with ES.

TAZVERIK for Follicular Lymphoma

In June 2020, the FDA approved an sNDA for TAZVERIK for the following FL indications: (1) adult patients with relapsed or refractory FL whose tumors are positive for an EZH2 mutation as detected by an FDA-approved test and who have received at least two prior systemic therapies, and (2) adult patients with relapsed or refractory FL who have no satisfactory alternative treatment options. These indications were approved under accelerated approval with a priority review, based on overall response rate and duration of response shown in the FL cohorts of our Phase 2 clinical trial in patients with EZH2 mutations and wild-type EZH2.

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

Among the 45 FL patients with an EZH2 activating mutation who received TAZVERIK, the median age was 62 years (range 38 to 80); 42% were male; 42% had early progression following front-line therapy (POD24); and all had an ECOG PS of 0 or 1. The median number of lines of prior systemic therapy was 2.0 (range 1 to 11); 49% were refractory to rituximab and 49% were refractory to their last therapy. In the 42 patients treated with at least two prior systemic therapies, the ORR (95% confidence interval) was 69% (53%, 82%), with 12% of patients achieving a complete response and 57% achieving a partial response. The median DOR was 10.9 months and ongoing.

Among the 54 FL patients with wild-type EZH2 who received TAZVERIK, the median age was 61 years (range 36 to 87); 63% were male; 59% had POD24; and 91% had an ECOG PS of 0 or 1. The median number of lines of prior systemic therapy was 3.0 (range 1 to 8); 59% were refractory to rituximab and 41% were refractory to their last therapy. In the 53 patients treated with at least two prior systemic therapies, the ORR (95% confidence interval) was 34% (22%, 48%), with 4% of patients achieving a complete response and 30% achieving a partial response. The median DOR was 13.0 months.

Serious adverse reactions, irrespective of attribution, occurred in 30% of patients receiving TAZVERIK. Serious adverse reactions in ≥2% of patients who received TAZVERIK were general physical health deterioration, abdominal pain, pneumonia, sepsis, and anemia. The most common (≥20%) adverse reactions were fatigue, upper respiratory tract infection, musculoskeletal pain, nausea and abdominal pain.

Eight patients (8%) discontinued due to adverse reaction during the trial. There were no reported deaths on study, and no black box warnings or contraindications.

The Lancet Oncology published in October 2020 results of our Phase 2 trial evaluating TAZVERIK for the treatment of FL.

We continue to make TAZVERIK available to eligible patients and their physicians in the United States.

Background on FL: Follicular lymphoma is the most common indolent lymphoma and the second most common non-Hodgkin lymphoma – accounting for about 10-20% of all lymphomas in Western countries. FL is considered to be incurable with existing treatments and is characterized by cycles of relapse that become increasingly difficult to treat with each disease progression. We estimate that approximately 14,000 patients are diagnosed with FL in the United States annually, of whom the majority have advanced disease at diagnosis. We estimate that there are approximately 10,000 patients with relapsed and/or refractory disease in the United States. Based on literature and an extensive natural history study that we conducted, we believe that approximately 20% of FL tumors carry an EZH2 activating mutation. Common treatments for FL include multi-agent chemotherapy, usually combined with rituximab (Rituxan), including R-CHOP and R-Bendamustine. Upon clinical progression, treatment regimens are typically other combinations of rituximab, and other chemotherapy regimens, utilization of off-label agents, clinical trials, or one of the two approved PI3k inhibitors: copanlisib or umbralisib, or one approved CAR-T therapy: YESCARTA.

TAZVERIK for Follicular Lymphoma Post-Marketing Requirements

As part of the accelerated approval for FL, continued approval for these indications is contingent upon verification and description of clinical benefit in a confirmatory trial. To provide this confirmatory evidence to support a full approval of TAZVERIK for these indications, we are conducting a single global, randomized, adaptive Phase 1b/3 confirmatory trial (EZH-302, SYMPHONY-1) assessing the combination of tazemetostat with “R2” (lenalidomide plus rituximab), an approved chemotherapy-free treatment regimen, compared with R2 plus placebo for FL patients in the second-line or later treatment setting.

In December 2021 we presented updated safety and activity data from the Phase 1b safety run-in portion of this confirmatory trial at the 2021 ASH Annual Meeting, which included 40 FL patients who had received treatment with tazemetostat and R2, including patients at the 400 mg tazemetostat twice daily dosing regimen [n=4], the 600 mg tazemetostat twice daily dosing regimen [n=18] and the 800 mg tazemetostat twice daily dosing regimen [n=18], as of a September 29, 2021 data cutoff date. Through the September 29, 2021 data cutoff date, the safety profile observed in the patients in the 400 mg, 600 mg and 800 mg dose cohorts was consistent with safety information in the prescribing information for the individual tazemetostat and R2 package inserts, respectively. Additionally, there was no clear dose response for treatment-emergent adverse events, or TEAEs, or dose modifications. Thirty-five (35) of the 40 patients were evaluable for tumor assessments as of the data cutoff date. Thirty-two (32) patients responded to treatment, with 13 patients, or 37.1 percent, having a complete response, and 19 patients, or 54.3 percent, having a partial response, for an overall response rate of 91.4 percent. The duration of response data continue to mature as the Phase 1b safety run-in portion of the trial is ongoing. We continue to follow the 40 patients in the Phase 1b safety run-in portion of the trial and we expect to present follow-up data from the safety run-in portion of the trial at a medical conference later in 2022.

We expect that the Phase 3 portion of the SYMPHONY-1 trial will be a global, randomized and adaptive confirmatory trial in approximately 500 FL patients, stratified based on their EZH2 mutation status. Based on the Phase 1b safety run-in results, in December 2021 we submitted a protocol amendment to the FDA with 800 mg twice-daily as the recommended tazemetostat dose for the Phase 3 portion of the trial. After completing the 30-day voluntary waiting period following submission of the protocol amendment for the 800 mg RP3D without any objection from the FDA, and as we continue to conduct the Phase 1b safety run-in portion of the trial, we have accelerated global start-up activities and are activating as many study sites as possible, globally, for the Phase 3 portion of the trial. The primary endpoint for the Phase 3 portion of the trial will be based on progression free survival as determined by investigator. Based on discussions with the FDA, this portion of the trial will include two interim analyses, the first of which is for futility only and the second of which will be conducted for futility, and if 65% of progression free survival events have occurred, the trial will also include an efficacy evaluation. In July 2021 China’s Center for Drug Evaluation, or CDE, approved the IND we filed in China for SYMPHONY-1. We are currently screening patients in the Phase 3 portion of this trial and we expect to enroll the first patient in the Phase 3 portion of this trial in the first quarter of 2022.

In addition, we continue to engage with the FDA regarding the conduct of additional post-marketing commitments, including with respect to the design of clinical trials in FL patients with wild-type EZH2 to evaluate tazemetostat as a monotherapy in patients who have been treated with at least one prior systemic treatment, in order to inform the label and potentially expand in the relapsed and refractory setting in the future.

FL Development Expansion: Through our planned development efforts, our intention is to make TAZVERIK available in all lines of treatment for patients with FL. We plan to leverage the confirmatory trial and post-marketing commitments to expand TAZVERIK into the second-line treatment setting.

In collaboration with LYSA and based on clinical activity observed with tazemetostat in a combination Phase 1b/2 study with R-CHOP as a front-line treatment for patients with high risk DLBCL, in the fourth quarter of 2016 LYSA commenced a multi-center Phase 1b/2 trial of tazemetostat in combination with R-CHOP in front-line, elderly high-risk patients with DLBCL. Primary endpoints in the trial include complete response rate, safety and tolerability of the combination. Secondary endpoints include ORR and progression-free survival, or PFS. At ASH 2018, LYSA reported interim data from 17 patients in the trial as of March 2018 showing that the combination of the two agents had been generally well-tolerated and confirming the recommended tazemetostat dose for the combination to be 800 mg twice-daily. Clinical activity was observed, with 87 percent of patients experiencing a metabolic complete response. We agreed in 2020 to expand the trial to also include an expansion cohort for the front-line treatment of high-risk patients with FL. The Phase 1b part of the study has completed. Patient enrollment in the Phase 2 portion of this trial is now nearly complete with 111 patients out of a target of approximately 122 patients in DLBCL and 61 patients out of a target of approximately 62 patients in FL enrolled as of February 23, 2022. We expect that interim results from the Phase 2 portion of this trial will be presented at a medical conference in the second half of 2022.

In addition, we are finalizing plans for investigator-sponsored studies to evaluate tazemetostat in combination with venetoclax or BTK inhibitors for the treatment of patients with FL in the third-line or later treatment settings.

Tazemetostat Life-Cycle Development

Tazemetostat has shown meaningful clinical activity as an investigational monotherapy in multiple cancer indications and has been generally well-tolerated across clinical trials to date. We believe tazemetostat is a “pipeline in a product” opportunity and plan to explore its utility in additional indications and combinations through both Company- and investigator-sponsored studies. There are four areas where we see the greatest potential for tazemetostat, all of which are based on a strong scientific hypothesis and are for patients suffering from diseases that would benefit from a new effective and safe treatment option.

Lymphomas and B-Cell Malignancies

We are developing tazemetostat for lymphomas and B-cell malignancies, including DLBCL, MCL, multiple myeloma and others, because of the role EZH2 plays in B-cell biology. When oncogenic mutations occur, they can “lock” B-cells in the germinal center state, leading to a variety of hematologic cancers. Regardless of the oncogenic mutation, these cancer cells are governed by EZH2 expression, which enables their growth and proliferation. By inhibiting EZH2, we believe we can inhibit tumor proliferation, leading to anti-tumor activity, as seen in FL patients with wild-type EZH2.

Molecularly Defined Solid Tumors

We are exploring the use of tazemetostat to treat multiple molecularly defined solid tumors, such as chordoma, melanoma, mesothelioma and tumors with a SWI/SNF alteration or other mutations. In these tumors, a loss of certain proteins or the presence of a certain mutation have been shown to result in abnormal EZH2 activity or exaggerated dependence on EZH2, which typically leads to cancer cell growth. By inhibiting EZH2 with tazemetostat, we believe we can inhibit that abnormal function, thereby indirectly restoring cells to their natural state, which we believe has the potential to result in a therapeutic benefit.

PARPi-Resistant Tumors

We are assessing the use of tazemetostat for PARPi-resistant solid tumors that are resistant to chemotherapy or other treatments, such as castration-resistant prostate cancer, small cell lung cancer, and others. EZH2 plays a role in the resistance to poly adenosine diphosphate ribose polymerase, or PARP, inhibitors. When PARP inhibitors are given, DNA is damaged, which leads to increased EZH2 activity and limits the responsiveness to the PARP inhibitor. By blocking EZH2 with tazemetostat, we believe we can also re-sensitize tumors to PARP inhibition treatment.

Castration-Resistant Prostate Cancer: Prostate cancer is the most frequently diagnosed and second most frequent cause of cancer deaths among men in the United States. We believe that treatment with an EZH2 inhibitor after resistance to the standards-of-care may result in recovery of sensitivity to these agents because, based on published literature, EZH2 protein expression has been correlated with progression of metastatic castration-resistant prostate cancer, or mCRPC, and moderate to high EZH2 expression has been associated with worse survival. We are conducting a global, multi-center, randomized Phase 1b/2 trial (EZH-1101, CELLO-1) evaluating tazemetostat in combination with enzalutamide or abiraterone plus prednisone, the standard of care treatments for mCRPC. As of February 2021, we had completed enrollment in the Phase 1b safety run-in portion of CELLO-1 with a total of 21 men with mCRPC. Based on early safety and activity findings observed in the Phase 1b safety run-in portion of CELLO-1, in the first quarter of 2021 we initiated enrollment in the Phase 2 efficacy portion of CELLO-1 evaluating tazemetostat in combination with enzalutamide compared to enzalutamide alone, and we expect to include 80 men with mCRPC in this Phase 2 portion of the trial. The primary endpoint for CELLO-1 is radiographic progression free survival. The Phase 2 efficacy portion of the trial is approximately 75% enrolled toward the target of 80 patients, and we expect to complete enrollment in the Phase 2 portion of the trial in 2022. We plan to provide updated data from the safety run-in portion of the trial as well as interim data from the Phase 2 portion of the trial in the second half of 2022.

In September 2021, at the European Society for Medical Oncology (ESMO) Congress, we announced preliminary data from the Phase 1b safety run-in portion of the trial using a data cutoff date of July 22, 2021. The safety run-in portion of CELLO-1 is being conducted using a standard dose escalation design. Among the 21 patients enrolled in the safety run-in portion, as of the data cutoff date no dose limiting toxicities, or DLTs, were observed at any dose of tazemetostat up to a maximum dose of 1600 mg twice daily for patients receiving tazemetostat plus enzalutamide and 800 mg twice daily for patients receiving tazemetostat plus abiraterone. As of the July 22, 2021 cutoff date, preliminary data from the trial also showed:

•
Median PFS had not been reached at cutoff for the tazemetostat plus enzalutamide arm; six-month PFS was 61.7%.
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

PARP-Resistant Solid Tumors: We are continuing with an ongoing investigator-sponsored trial that is intended to investigate the therapeutic potential of tazemetostat as a combination therapy with a PARP inhibitor for the treatment of PARP-resistant tumors. In PARP-resistant cancers, PARP inhibitors have shown modest monotherapy activity, and we continue to believe tazemetostat may have the potential to enhance the clinical response to PARP inhibitors.

Immuno-oncology-sensitive Tumors

We are assessing the use of tazemetostat for immuno-oncology-sensitive tumors, such as small cell lung cancer, prostate cancer and others. We believe tazemetostat has the potential to enhance the antitumor immune response by interfering with multiple EZH2 functions in the cell. EZH2 inhibition results in tumor-intrinsic and tumor-extrinsic effects that reshape the tumor microenvironment to favor antitumor immunity, including increasing antigen presentation, increasing effector T cell trafficking, modulating the adaptive anti-tumor response, impairing regulatory T cells, inducing the expression of tumor antigens and endogenous retroviruses, and increasing NK cell maturation and killing. By inhibiting EZH2, we believe tazemetostat may be able to influence biologic activity in the tumor microenvironment, which could enable tumors to be more sensitive or re-sensitized to immune-oncology therapies.

EZM0414, Our SETD2 Inhibitor Program and SET-101, Our Phase 1/1b Trial of EZM0414

We are developing a novel first-in-class oral inhibitor of SETD2 (EZM0414). SETD2 is an HMT that plays multiple important roles in oncogenesis. We submitted an IND for EZM0414 to the FDA in July 2021 based on the potential of SETD2 inhibition demonstrated in multiple preclinical settings, including multiple myeloma, and in particular high risk t(4;14) multiple myeloma and in other B-cell malignancies such as DLBCL, as well as in combination with existing and emerging therapies including tazemetostat.

We received “study may proceed” from the FDA with respect to our IND for EZM0414 in July 2021. In October 2021, EZM0414 was granted Fast Track designation by the FDA in adult patients with relapsed or refractory DLBCL and in January 2022 we received orphan drug designation from the FDA for EZM0414 for the treatment of multiple myeloma. This trial (SET-101), which we initiated in the fourth quarter of 2021, is a Phase 1/1b trial intended to evaluate the safety and optimize the dose and schedule of EZM0414 in relapsed or refractory multiple myeloma and DLBCL patients. The Phase 1 portion of our SET-101 trial is a 3 + 3 dose escalation design and includes six planned dose levels ranging from 100 mg to 900 mg once daily. Once we have optimized the dose, we then expect to expand the trial to two patient cohorts in multiple myeloma: t(4;14) multiple myeloma and non t(4;14) multiple myeloma. Based on dose optimization data from the trial, we may add a third patient cohort in DLBCL. We are screening patients with one site open for the Phase 1 dose escalation portion of the SET-101 trial, which we expect will enroll between 30-36 patients. We plan to provide updates as the trial reaches key enrollment milestones, along with preliminary data from the trial in 2022.

Our Research Focus

Beyond tazemetostat and EZM0414, we are utilizing our proprietary drug discovery platform to progress preclinical efforts and discover and identify additional product candidates to expand our pipeline of inhibitors against several classes of CMPs, including HMTs, HATs, and helicases. These programs are directed against both hematological malignancies and solid tumors and include biomarker approaches to patient stratification.

Our Epigenetic Approach

Epigenetics refers to a broad regulatory system that controls gene expression without altering the sequence of the genes themselves. Genes are composed of DNA, and in nature, this DNA is wrapped around a core of proteins known as histones. Together, the DNA and histone proteins form a complex known as chromatin that is the basic structural component of chromosomes.

Gene regulation is determined by chromatin structure. The dynamics of chromatin structure are regulated through multiple mechanisms by CMPs. Some CMPs place chemical groups onto specific sites on histones or DNA, some remove these marks in site-specific ways, others recognize the uniquely marked sites on histones and bind to these marked sites, and still other CMPs drive topological changes to histone-DNA interactions within chromatin. Where, when and how such chromatin structure changes occur determines which genes in a cell are turned “on” or “off” at any particular time. When the function of these CMPs is altered, the program of gene expression is changed in ways that can lead to disease.

To further support our leadership position in epigenetics, we are discovering and developing inhibitors of CMPs as novel therapeutics for patients with cancer. Our focus is on the discovery, development and commercialization of small molecule inhibitors of CMPs for applications in diseases that are uniquely dependent on the enzyme activity of a specific CMP. Among the CMP target classes, we have had a particular emphasis on the HMTs, which have been shown to play pathogenic roles in a number of human diseases. Today, we have programs in HMTs as well as additional target classes, including HATs, and helicases. We believe that targeting pathogenic CMPs affords us multiple opportunities to create, develop and commercialize novel therapeutics.

Our Collaborations

We have entered into several key strategic collaborations, including therapeutic collaborations and other collaborations. Since our inception, the therapeutic collaborations have provided us with $268.8 million in non-equity funding through December 31, 2021. Key terms of our ongoing collaborations are summarized below.

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

HutchMed

Overview. In August 2021, we entered into a strategic collaboration pursuant to a license agreement, or the HutchMed License Agreement, with HutchMed for the development, manufacture and commercialization of tazemetostat, either as a monotherapy or as a part of combinations with other therapies, including HutchMed proprietary compounds, agreed by the parties under the HutchMed License Agreement for the treatment of ES, FL, DLBCL in humans, and any additional indications agreed by the parties in accordance with the terms of the HutchMed License Agreement in mainland China, Taiwan, Hong Kong and Macau, each a Jurisdiction and collectively, the HutchMed Territory.

We have granted HutchMed licenses under patent rights and know-how that we control to enable HutchMed to develop and commercialize licensed products for the treatment of ES, FL, DLBCL and any additional indications agreed by the parties in the HutchMed Territory. The licenses granted to HutchMed are co-exclusive with us with respect to the development of licensed products for the treatment of ES, FL, DLBCL and any additional indications agreed by the parties in the HutchMed Territory and exclusive with respect to the commercialization of licensed products for the treatment of ES, FL, DLBCL and any additional indications agreed by the parties in the HutchMed Territory. We also granted HutchMed a license under patent rights and know-how controlled that we control to enable HutchMed to manufacture tazemetostat drug substance and drug product for the purpose of developing and commercializing licensed products for the treatment of ES, FL, DLBCL and any additional indications agreed by the parties in the HutchMed Territory. We retain development and commercialization rights with respect to licensed products in the rest of the world outside of the HutchMed Territory except for Japan. During the term of the

HutchMed License Agreement, each party and its affiliates is prohibited from developing or commercializing any other compound or product that inhibits, modulates or degrades EZH1, EZH2, or any other member of the polycomb repressive complex 2, including the EED protein for the treatment of ES, FL, DLBCL and any additional indications agreed by the parties in the HutchMed Territory, provided that, subject to limitations specified in the HutchMed License Agreement, HutchMed may develop its existing preclinical compound that inhibits EZH1 and EZH2 without the use of know-how or patent rights that we licensed to HutchMed.

We have agreed to conduct a technology transfer of manufacturing technology to HutchMed to enable HutchMed to manufacture clinical and commercial quantities of tazemetostat drug substance and drug product to carry out its obligations and exercise its rights under the HutchMed License Agreement. Subject to the execution of a clinical supply agreement or commercial supply agreement, as applicable, and until the completion of the technology transfer to HutchMed, we have agreed to manufacture and supply HutchMed with tazemetostat drug substance and drug product in sufficient quantities for HutchMed’s development or commercialization activities for licensed products for the treatment of ES, FL, DLBCL and any additional indications agreed by the parties in the HutchMed Territory.

HutchMed has agreed to use commercially reasonable efforts to carry out development activities in the HutchMed Territory as agreed by the parties and to seek to obtain and maintain regulatory approval of the licensed products in the HutchMed Territory. HutchMed agreed to use commercially reasonable efforts to commercialize licensed products for the treatment of ES, FL, DLBCL and any additional indications agreed by the parties in the HutchMed Territory. HutchMed is responsible for all costs it incurs in developing, obtaining regulatory approval of, and commercializing licensed products in the HutchMed Territory, including costs incurred by HutchMed in conducting clinical trials that only include clinical sites in the HutchMed Territory. For global studies that we conduct and in which HutchMed elects to participate by conducting any such study in the HutchMed Territory, HutchMed will be responsible for enrolling and treating in the HutchMed Territory 20% of the total number of study patients of such global study and will be responsible for costs for those patients enrolled and treated in such trials. HutchMed will also be responsible for 20% of the costs of such global studies that are not specific to any territory and we will be responsible for all other costs of such global studies. HutchMed has agreed to participate in our EZH-301 and EZH-302 global studies, however under certain circumstances where the EZH-302 global study is not considered a confirmatory trial for regulatory approval in China, we shall be responsible for the costs of the trial in the HutchMed Territory.

Pursuant to the HutchMed License Agreement, we received a nonrefundable upfront payment of $25.0 million in September 2021. We are also entitled to milestone payments of up to $110.0 million in the aggregate for achievement of specified development and regulatory milestones with respect to licensed products in the HutchMed Territory, and up to $175.0 million in the aggregate for achievement of specified sales milestones in the HutchMed Territory with respect to the licensed products. We will also be entitled to receive tiered royalties, ranging from a mid-teens percentage to a low twenties percentage based on HutchMed’s cumulative annual net sales, if any, of licensed products in the HutchMed Territory. Royalties are payable for each licensed product commencing on the first commercial sale of the applicable licensed product and ending, on a Jurisdiction-by-Jurisdiction basis, on the latest of expiration of specified patent coverage, expiration of specified regulatory exclusivity or a specified period following the first commercial sale in such Jurisdiction and may be reduced in various circumstances.

Under the HutchMed License Agreement, we issued a warrant to HutchMed, or the “HutchMed Warrant, exercisable at any time prior to August 7, 2025 for up to 5,653,000 shares of our common stock at an exercise price of $11.50 per share. On September 21, 2021 we filed with the SEC a registration statement on Form S-3 registering for resale the shares of our common stock issuable upon exercise of the HutchMed Warrant in accordance with the HutchMed Warrant. Such registration statement on Form S-3 was declared effective by the SEC on September 29, 2021.

Term and Termination. Unless earlier terminated, the HutchMed License Agreement will expire upon the expiration of the last royalty term for the last licensed product for the treatment of ES, FL, DLBCL and any additional indications agreed by the parties in the HutchMed Territory. HutchMed may terminate the HutchMed License Agreement in its entirety for any or no reason upon 12 months’ prior written notice to us. Either party may, subject to specified cure periods, terminate the HutchMed License Agreement in the event of the other party’s uncured material breach, and under specified circumstances relating to the other party’s insolvency or if the other party or its affiliates challenges the validity, patentability, or enforceability of patent rights that are owned by or licensed to such party or its affiliates and that are subject to the licenses granted in the HutchMed License Agreement.

LYSA

In May 2016, we entered into a collaboration agreement with the Lymphoma Academic Research Organization, or LYSARC, to conduct a combination trial of tazemetostat. LYSARC is the operational arm of LYSA, a premier cooperative group in France dedicated to clinical and translational research for lymphoma. Based on clinical activity observed with tazemetostat in a combination Phase 1b/2 trial with R-CHOP as a front-line treatment for patients with high risk diffuse large B-cell lymphoma, or DLBCL, we agreed in 2020 to expand the trial to also include an expansion cohort for the front-line treatment of high-risk patients with FL. LYSA is conducting the Phase 2 clinical expansion trial and the Phase 1b part of the trial has completed. LYSA is managing the study operations for the trial, and we are recognizing our share of the related expenses as those costs are incurred over the duration of the trial. Primary endpoints in the trial include complete response rate, safety and tolerability of the combination. Secondary endpoints include ORR and PFS. Patient enrollment in the Phase 2 portion of this trial is now nearly complete with 111 patients out of a target of approximately 122 patients in DLBCL and 61 patients out of a target of approximately 62 patients in FL enrolled as of February 23, 2022. We expect that interim results from the Phase 2 portion of this trial will be presented at a medical conference in the second half of 2022.

GSK

On December 16, 2021, we received written notice from Glaxo Group Limited, or GSK, that GSK had elected to terminate the collaboration and license agreement entered into in January 2011, as amended. GSK terminated the agreement without cause, and in accordance with the terms of the agreement and the notice of termination, the termination will be effective on March 16, 2022, or the GSK Agreement Termination Effective Date. The agreement provided that the parties would discover, develop and commercialize novel small molecule histone methyltransferase, or HMT, inhibitors directed to available targets from our product platform. Under the terms of the agreement, we granted GSK exclusive, worldwide license rights to HMT inhibitors directed to three targets. As part of the collaboration, we agreed to provide research and development services related to the licensed targets pursuant to agreed-upon research plans during a research term that ended January 8, 2015. We completed substantially all research obligations under the agreement by the end of the first quarter of 2015 and completed the transfer of the remaining data and material for these programs to GSK in the second quarter of 2015. GSK was then responsible for all future development and commercialization. Subsequent to a GSK strategic portfolio prioritization, we received notice in October 2017 that GSK terminated the agreement with respect to the third target, effective December 31, 2017, which returned all rights to that target to us. The two other targets, PRMT5 and PRMT1, continued to be subject to the agreement and were not impacted by the termination with respect to the third target. As a result of the termination of the agreement, as of the GSK Agreement Termination Effective Date, the license rights granted by us to GSK will terminate, GSK will cease to accrue any financial obligations to us and we will be entitled to pursue the PRMT5 and PRMT1 targets in all fields worldwide without further obligation to GSK.

Companion Diagnostics

Roche Sequencing Solutions

In December 2012, Eisai and we entered into a companion diagnostics agreement with Roche Molecular under which Eisai and we engaged Roche Molecular to develop a companion diagnostic to identify patients who possess certain activating mutations of EZH2. In October 2013, this agreement was amended to include additional mutations in EZH2. The development costs due under the amended agreement with Roche Molecular were the responsibility of Eisai until the execution of the amended and restated collaboration and license agreement with Eisai in March 2015, at which time we assumed responsibility for the remaining development costs due under the agreement. In December 2015, we and Eisai entered into a second amendment to the companion diagnostics agreement with Roche Molecular. The agreement was further amended in March 2018. Under the amended agreement, we were responsible for remaining development costs of $10.4 million due under the agreement as of March 2018 and Eisai agreed to reimburse us $0.9 million of this amount related to a regulatory milestone for Japan, which Eisai paid to us in the fourth quarter of 2020. In July 2019, we entered into a fourth amendment to the companion diagnostics agreement. Under the amended agreement, we and Roche Molecular agreed to divide a $1.0 million regulatory milestone for the United States into two separate milestone payments, of which $0.5 million was paid by us as part of the signed amendment, and the remaining $0.5 million was paid by us in December 2019 upon the satisfaction of certain conditions set forth in the fourth amendment to the companion diagnostics agreement. As part of this fourth amendment, Roche Molecular also assigned all of its rights and obligations under the companion diagnostics agreement to Roche Sequencing Solutions, or RSS, effective as of January 1, 2020. As of December 31, 2021, we are responsible for the remaining development costs of $1.0 million due under the agreement. In addition, we paid $1.0 million for the achievement of a development milestone in the fourth quarter of 2020.

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

EZH2. Our EZH2 patent portfolio includes U.S. Patent No. 8,410,088 covering the composition of matter of tazemetostat. This patent issued on April 2, 2013 and is expected to expire in 2032, not including extensions. Our EZH2 portfolio also includes 54 additional U.S. patents and more than 250 foreign patents, expected to expire between 2031 and 2037, not including extensions. The claims of these patents cover the composition of matter of EZH2 inhibitor compounds and various methods of their making and use. Patent applications in the same families as these patents are pending in a variety of worldwide jurisdictions, including the United States. The EZH2 program portfolio encompasses more than 40 patent families with pending patent applications relating to compositions of matter and methods of making and use of EZH2 inhibitors. The patent families in this portfolio are in various stages of prosecution and include patent applications filed in a variety of worldwide jurisdictions, including the United States; Patent Cooperation Treaty, or PCT, applications that are eligible for filing in most worldwide jurisdictions, including the United States, and at least one U.S. provisional application that may be used as the basis for non-provisional U.S. applications, PCT applications and other national filings worldwide. Our patent applications in the EZH2 portfolio, if issued, would be expected to expire between 2031 and 2041, not including extensions.

SETD2. Our SETD2 patent portfolio includes six patent families directed to various product candidates and methods of use, with applications filed in the United States and internationally. Patents, if issued from currently pending applications in the SETD2 portfolio, are expected to expire between 2038 and 2042, not including extensions.

EHMT2. Our EHMT2 patent portfolio includes more than eight patent families directed to various product candidates and methods of use, with applications filed in the United States and internationally. Patents, if issued from currently pending applications in the EHMT2 portfolio, are expected to expire between 2037 and 2038, not including extensions.

Other Targets. We also have patent portfolios directed to targets other than EZH2, SETD2 and EHMT2, including the HMT targets DOT1L, PRMT1, PRMT3, CARM1 (also known as PRMT4), PRMT5, PRMT6, PRMT8, SMYD2 and SMYD3. These patent portfolios have more than 35 patent families directed to various product candidates with applications filed in the United States, PCT applications that are eligible for filing in most worldwide jurisdictions, including the United States, and U.S. provisional applications that may be used to establish non-provisional U.S. applications, PCT applications and other national filings worldwide. Patents, if issued in these portfolios are expected to expire between 2033 and 2041. We have more than 20 granted U.S. patents that cover PRMT5 inhibitors and their methods of use. These patents are expected to expire in 2033, not including extensions.

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

Manufacturing

We do not have any manufacturing facilities and currently rely, and expect to continue to rely, on third parties for the manufacture of our development-stage product candidates including EZM0414 as well as our commercial product, tazemetostat. We have entered into clinical and commercial supply agreements with contract manufacturers for the clinical development and commercialization of tazemetostat.

Tazemetostat and EZM0414 are small molecules and are manufactured in third-party facilities that are equipped, staffed, and experienced in the manufacture of such pharmaceutical products. All such facilities have successful track-records manufacturing products for the United States, European Union, and rest of world markets, meeting regulatory and compliance requirements as appropriate.

We expect that any product candidates that we may develop will be small molecules that may be produced cost-effectively at contract manufacturing facilities.

We rely on third parties for the manufacture of any diagnostics we may need or if required and may continue to enter into similar agreements for the manufacture of other diagnostics. We are currently collaborating with RSS for a diagnostic for its use with tazemetostat. As described above, under the agreement with RSS, RSS is obligated to use commercially reasonable efforts to develop and to make commercially available the companion diagnostic kit. In June 2020 the FDA approved the companion diagnostic kit that is intended to identify follicular lymphoma patients with an EZH2 mutation for treatment with tazemetostat.

Commercialization

TAZVERIK is available to eligible patients in the United States via a specialty distribution network. Through this specialty distribution network, we sell TAZVERIK principally to a limited number of specialty pharmacies, which dispense the product directly to patients, and specialty distributors, which in turn sell the product to hospital pharmacies and community practice pharmacies for the treatment of patients. To commercialize TAZVERIK for the ES and FL indications in the United States, we have built a focused field presence and marketing capabilities. This includes an efficiently sized field-based organization focused on Academic Centers of Excellence, Integrated Delivery Networks (IDNs) and targeted community clinics. This includes an efficiently sized field-based organization of approximately 45 individuals.

We are pursuing three strategic commercialization imperatives that we believe are integral to success for TAZVERIK in the United States:

•
ensure eligible ES and FL patients have access to TAZVERIK by educating healthcare providers, patients and payers on the TAZVERIK data in approved indications,
•
ensure that TAZVERIK is readily accessible by physicians as an essential treatment option for each labeled indication through incorporation into systems of care, consistent with the label and guidelines, and
•
ensure our company sponsored programs for patients and healthcare providers (EpizymeNOW and EZH2NowSM) support a positive experience when TAZVERIK is prescribed. EpizymeNOW facilitates patient access to new TAZVERIK prescriptions, and the EZH2Now program provides access to EZH2 testing free of charge to patients with FL for providers who wish to know the mutation status of their patients.

Subject to receiving marketing approvals for additional indications or products, we expect to use our existing sales organization in the United States or to seek to expand our sales organization in the United States to sell our products. We believe that such an organization will be able to address the hematologists and oncologists who are the key specialists in treating the patient populations for which tazemetostat is currently approved and for which it is being developed and for which any future product candidates may be developed. Outside the United States, we may choose to enter into distribution and other marketing arrangements with third parties for any of our product candidates that obtain marketing approval, or may choose to commercialize our products in certain markets, depending upon many factors, including the target market size, availability of reimbursement, and our financial resources at the time.

We own the global development and commercialization rights to tazemetostat outside of Japan and greater China. Eisai holds the rights to develop and commercialize tazemetostat in Japan. On August 7, 2021, pursuant to a license agreement with HutchMed, we granted a license to HutchMed for the co-exclusive (with us) development and exclusive commercialization of tazemetostat, either as monotherapy or as a part of combinations with other therapies, including HutchMed proprietary compounds, agreed by us and HutchMed for the treatment of ES, FL and DLBCL in humans, and any additional indications agreed to by us and HutchMed in the HutchMed Territory. For other geographies outside the United States, we are evaluating the most efficient path to reaching patients, including through leveraging existing and identifying new strategic collaborations that can contribute to our ability to rapidly develop and commercialize tazemetostat outside of the United States.

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

There are a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies. Companies that are developing new epigenetic treatments for cancer that target histone methyltransferases, or HMTs, and protein arginine methyltransferases, or PRMTs, include GSK, Johnson & Johnson, Pfizer, Inc., Daiichi Sankyo Company Limited, and MorphoSys AG. Further, companies which are known to have EZH2 inhibitor programs or related programs include: Constellation Pharmaceuticals, developing an EZH2 inhibitor CPI-0209, Phase 1/2, solid tumors and lymphoma, including DLBCL, Novartis AG, developing an EED inhibitor which indirectly blocks EZH2 (MAK683, Phase 1/2, advanced malignancies), Daiichi Sankyo, developing a EZH1/EZH2 dual inhibitor (valemetostat, DS-3201, Phase 1, relapsed or refractory non-Hodgkin lymphomas, AML, ALL as well as Phase 2 for small cell lung cancer), and Pfizer, developing EZH2 inhibitor PF-06821497, Phase 1, relapsed or refractory SCLC, castration-resistant prostate cancer, FL and diffuse large B-cell lymphoma. In addition, many companies are developing cancer therapeutics that work by targeting epigenetic mechanisms other than HMTs, and some including Celgene (now part of Bristol-Myers Squibb), Merck & Co., Inc., Secura Bio, Spectrum Pharmaceuticals Otsuka Pharmaceuticals, Foghorn Therapeutics, Forma Therapeutics and CellCentric are now marketing cancer treatments that work by targeting epigenetic mechanisms other than HMTs.

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

The most common methods of treating patients with cancer are surgery, radiation and drug therapy. There are a number of products in late-stage clinical development to treat cancer. These products in development may provide efficacy, safety, convenience and other benefits that are not provided by currently marketed therapies. As a result, they may provide significant competition for any of our product candidates for which we obtain marketing approval.

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

In the relapsed and refractory follicular lymphoma patient setting, both current and near-term competition exists. Current competition includes CD20 combinations, several PI3K inhibitors, and CAR-T therapies. However, recently, two companies have announced that there have been voluntary withdrawals of accelerated approvals for FL indications for two PI3K inhibitors, Zydelig (idelalisib), and Copiktra (duvelisib) in the U.S. market. Additionally, parsaclisib’s NDA has been voluntarily withdrawn for the treatment of patients with relapsed/refractory FL. Near-term competition includes companies currently evaluating investigational agents with varying mechanisms of action, with a CAR-T therapy (KYMRIAH) and a PI3K inhibitor/CD20 combination (Aliqopa (copanlisib) + rituximab) currently undergoing review with the FDA. In the first quarter of 2021, Kite Pharma, a subsidiary of Gilead Sciences, received FDA approval for its CAR-T therapy, YESCARTA, for the treatment of relapsed or refractory FL patients. Novartis is also developing its CAR-T therapy, KYMRIAH, for relapsed or refractory FL patients. In the third quarter of 2021 the FDA accepted Novartis’ Supplemental Biologics License Application for KYMRIAH in adult patients with relapsed or refractory FL after two prior lines of treatment. The EMA also accepted Novartis’ Type II Variation for KYMRIAH in adult patients with relapsed or refractory FL after two prior lines of treatment in the third quarter of 2021. KYMRIAH is also undergoing priority review by the FDA for relapsed or refractory FL patients. The bispecific antibody furthest along in development in relapsed or refractory FL is Roche’s CD3/CD20 bispecific mosunetuzumab.

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

EZM0414. Our current intention for EZM0414, through our SET-101 clinical trial, is to focus on patients with t(4;14) multiple myeloma and non t(4;14) multiple myeloma once we reach the Phase 1b expansion portion of the trial. However, based on dose optimization data from the multiple myeloma and DLBCL patients in the Phase 1 dose escalation portion of the trial, we may initiate a third patient cohort in DLBCL in the Phase 1b.

The most common treatments of multiple myeloma include ImiD (include Revlimid (lenalidomide), Pomalyst (pomalidomide), and Thalidomide (thalomid)), proteasome inhibitors (including Velcade (bortezomib), Kyprolis (xarfilzomib), and Ninlaro (ixazomib)), and anti-CD38 mAb (including Darzalex (daratumumab) and Sarclisa (isatuximab-irfc)) combinations. Current therapies for the relapsed or refractory population also include BCMA targeting CAR-Ts and ADCs. The multiple myeloma pipeline is robust, and includes BCMA CAR-T therapies, bispecific antibodies, BiTEs, and CELMoDs. Additionally, there are assets in development for high risk MM and the t(4;14) subpopulation, including K36’s MMSET inhibitor KTX-1001.

For DLBCL, the most common treatments are chemotherapies, often in combination with the monoclonal antibody Rituxan (rituximab) as well as autologous stem cell transplants. In the relapsed or refractory patient setting, current therapies include CAR-T therapies (Kymriah (tisagenlecleucel), Yescarta (axicabtagene ciloleucel), Breyanzi (lisocabtagene maraleucel)), a CD19 mAb (Monjuvi (tafasitamab)), and ADCs (Policy (polatuzumab vedotin) and Zynlonta (loncastuximab tesirine)). DLBCL pipeline therapies include bispecific antibodies, ADCs, and CAR-T therapies.

While there are many assets in development for both multiple myeloma and DLBCL including those with novel mechanisms of action, other than EZM0414, there are no therapies in development that are SETD2 inhibitors.

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

United States Government Regulation

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and its implementing regulations. It is the responsibility of the company seeking to market a drug to test it and submit evidence that the drug is safe and effective. Failure to comply with applicable United States regulatory requirements at any time during the product development process, approval process or after approval, may subject an applicant to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve pending NDAs, withdrawal of an approval, imposition of a clinical hold, issuance of warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties.

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•
completion of preclinical laboratory tests and animal studies in compliance with the FDA’s good laboratory practice regulations;
•
design of a clinical protocol and submission to the FDA of an IND which must become effective before human clinical trials may begin;
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

•
submission to the FDA of an NDA or sNDA requesting marketing approval for one or more proposed indications;
•
satisfactory completion of an FDA advisory committee review, if applicable;
•
satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current good manufacturing practices, or cGMP, and to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;
•
satisfactory completion of an FDA inspection of selected clinical sites and/or clinical CROs to determine GCP compliance and the integrity of the clinical data submitted in support of the application;
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

Preclinical Studies and an IND. Before an applicant begins testing a compound with potential therapeutic value in humans, the product candidate enters the preclinical testing stage. Preclinical studies include laboratory evaluation of product chemistry, toxicity and formulation, as well as animal studies to assess its potential safety and effectiveness. The conduct of the preclinical tests and formulation of the compounds for testing must comply with federal regulations and requirements, including Good Laboratory Practices regulations and standards and the United States Department of Agriculture’s Animal Welfare Act, if applicable.

An IND sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data and any available clinical data or literature, among other things, to the FDA as part of an IND. An IND is an exemption from the FDCA that allows an unapproved product candidate to be shipped in interstate commerce for use in an investigational clinical trial and a request for FDA authorization to administer such investigational product to humans. An IND automatically becomes effective 30 days after submission and receipt by the FDA unless, before that time, the FDA either provides a “safe to proceed” letter or raises concerns or questions related to one or more proposed clinical trials and places the clinical trial on a clinical hold or partial hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing a clinical trial to commence. Following commencement of a clinical trial under an IND, the FDA may also place a clinical hold or partial clinical hold on a trial.

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

Human clinical trials are typically conducted in four sequential phases, which may overlap or be combined. In Phase 1, the candidate drug is initially introduced into healthy human subjects or patients with the target disease or condition and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an initial indication of its effectiveness. In Phase 2, the investigational drug typically is administered to a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage. In Phase 3, the candidate drug is administered to an expanded patient population, generally at geographically dispersed clinical trial sites, in well-controlled clinical trials to generate enough data to statistically evaluate the efficacy and safety of the product for approval, to establish the overall risk-benefit profile of the product and to provide adequate information for the labeling of the product. In Phase 4, post-approval studies may be conducted to gain additional experience from the treatment of patients in the intended therapeutic indication. A clinical trial may combine the elements of more than one phase and a company’s designation of a clinical trial as a particular phase is not necessarily indicative that the study will be sufficient to satisfy FDA requirements.

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

In general, the FDA accepts foreign safety and efficacy studies that were not conducted under an IND provided that they are well designed, well conducted, performed by qualified investigators, and conducted in accordance with ethical principles acceptable to the international community. The conduct of these studies must meet at least minimum standards for assuring human subject protection. Therefore, for studies submitted in support of an NDA that were conducted outside the United States and not under an IND, the agency requires demonstration that such studies were conducted in accordance with GCP, including receiving approval by an independent ethics committee, or IEC, and seeking and receiving informed consent from subjects.

In August 2018, the FDA released a draft guidance entitled “Expansion Cohorts: Use in First-In-Human Clinical Trials to Expedite Development of Oncology Drugs and Biologics,” which outlines how sponsors can utilize an adaptive trial design in the early stages of oncology product development (i.e., the first-in-human clinical trial) to compress the traditional three phases of trials into one continuous trial called an expansion cohort trial. Information to support the design of individual expansion cohorts are included in IND applications and assessed by the FDA. Expansion cohort trials can potentially bring efficiency to product development and reduce developmental costs and time.

Sponsors of clinical trials are required to register and disclose certain clinical trial information on a public registry (clinicaltrials.gov) maintained by the U.S. National Institutes of Health, or NIH. Both NIH and the FDA have recently signaled the government’s willingness to begin enforcing those requirements against non-compliant clinical trial sponsors.

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

There is no obligation for a sponsor to make its investigational products available for expanded access, but sponsors are required to make their expanded access policies publicly available upon the earlier of initiation of a Phase 2 or Phase 3 study; or 15 days after the drug or biologic receives designation as a breakthrough therapy, fast track product, or regenerative medicine advanced therapy.

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

Pediatric Studies. Under the Pediatric Research Equity Act, or PREA, an NDA or supplement to an NDA must contain data that are adequate to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. The FDA maintains a list of diseases that are exempt from PREA requirements due to low prevalence of disease in the pediatric population. Congress amended the FDA Reauthorization Act of 2017, or FDARA. Previously, drugs that had been granted orphan drug designation were exempt from the requirements of the Pediatric Research Equity Act. Under the amended section 505B, beginning on August 18, 2020, the submission of a pediatric assessment, waiver or deferral will be required for certain molecularly targeted cancer indications with the submission of an NDA application or supplement to an NDA application. FL qualifies for an automatic full pediatric waiver by the FDA because it rarely or never occurs in pediatric patients.

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

Submission and Filing of an NDA. Assuming successful completion of the required clinical testing, the results of the preclinical and clinical studies, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. Under federal law, the submission of most NDAs is subject to an application user fee, which for federal fiscal year 2022 is $3,117,218 for an application requiring clinical data. The sponsor of an approved NDA is also subject to an annual program fee, which for fiscal year 2022 is $369,413. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan drug designation and a waiver for certain small businesses.

The FDA also may require submission of a REMS plan to mitigate any identified or suspected serious risks. The REMS plan could include medication guides, physician communication plans, assessment plans, and elements to assure safe use, such as restricted distribution methods, patient registries or other risk minimization tools.

Under PDUFA guidelines that are currently in effect, the FDA has agreed to certain performance goals regarding the timing of its review and disposition of an application. The FDA conducts a preliminary review of all NDAs within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review. The FDA must inform the sponsor at that time or before whether the application is sufficiently complete to permit substantive review. In the event that the FDA determines that an application does not satisfy this standard, it will issue a Refuse to File, or RTF, determination to the applicant. The FDA may request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing.

If the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA reviews an NDA to determine, among other things, whether the drug is safe and effective and whether the facility in which it is manufactured, processed, packaged or held meets standards designed to assure the product’s continued safety, quality and purity. Under the goals and policies agreed to by the FDA under PDUFA, the FDA has ten months from the filing date in which to complete its initial review of a standard application that is a new molecular entity, and six months from the filing date for an application with “priority review.” The review process may be extended by the FDA for three additional months to consider new information or in the case of a clarification provided by the sponsor to address an outstanding deficiency identified by the FDA following the original submission. Despite these review goals, it is not uncommon for FDA review of an application to extend beyond the PDUFA goal date.

In connection with its review of an NDA, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and are adequate to assure consistent production of the product within required specifications. Additionally, the FDA will typically inspect one or more clinical trial sites to assure compliance with GCPs, may inspect the clinical CRO(s) to assure compliance with GCPs, and the FDA may also perform a sponsor inspection.

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

Decisions on an NDA

The FDA reviews an application to determine, among other things, whether the product is safe and whether it is effective for its intended use(s), with the latter determination being made on the basis of substantial evidence.
The FDA has interpreted this evidentiary standard to require at least two adequate and well-controlled clinical investigations to establish effectiveness of a new product. Under certain circumstances, however, the FDA has indicated that a single trial with certain characteristics and additional information may satisfy this standard. Ultimately, the FDA will determine whether the expected benefits of the drug product outweigh its potential risks to patients.

After evaluating the NDA and all related information, including the advisory committee recommendation, if any, and inspection reports regarding the manufacturing facilities and clinical trial sites, the FDA may issue a complete response letter or an approval letter. A complete response letter generally contains a statement of specific conditions that must be met in order to secure final approval of the NDA and may require additional clinical or preclinical testing in order for FDA to reconsider the application. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

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

Special FDA Expedited Review and Approval Programs. The FDA has various programs, including Fast Track Designation, Accelerated Approval, Priority Review and Breakthrough Therapy Designation, that are intended to expedite or simplify the process for the development and FDA review of drugs that are intended for the treatment of serious or life threatening diseases or conditions and demonstrate the potential to address unmet medical needs. The purpose of these programs is to provide important new drugs to patients earlier than under standard FDA review procedures. Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. None of these expedited programs changes the standards for approval but they may help expedite the development or approval process of product candidates.

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

FDA Regulation of Companion Diagnostics. Safe and effective use of a drug may rely upon an in vitro companion diagnostic for use in selecting the patients that will be more likely to respond to the treatment. FDA officials have issued guidance that addresses issues critical to developing in vitro companion diagnostics, such as when the FDA will require that the diagnostic and the drug be approved simultaneously. The guidance issued in August 2014 states that if safe and effective use of a therapeutic product depends on an in vitro diagnostic, then the FDA generally will require approval or clearance of the diagnostic at the same time that the FDA approves the therapeutic product. In April 2020, the FDA issued additional guidance which describes considerations for the development and labeling of companion diagnostic devices to support the indicated uses of multiple drug or biological oncology products, when appropriate.

Under the FDCA, in vitro diagnostics, including companion diagnostics, are regulated as medical devices. The FDA generally requires that devices, or in vitro companion diagnostics, intended to select the patients who will respond to the cancer treatment to obtain Pre-Market Approval, or PMA, simultaneously with approval of the drug. Based on the guidance, and the FDA’s past treatment of companion diagnostics, the FDA will typically require PMA approval of one or more in vitro companion diagnostics to identify patient populations suitable for these cancer therapies.

The PMA process, including the gathering of clinical and preclinical data and the submission to and review by the FDA involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are subject to an application fee. For federal fiscal year 2021, the standard fee is $374,858 and the small business fee is $93,714.

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

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off label uses, and a company that is found to have improperly promoted off label uses may be subject to significant liability. If a company is found to have promoted off label uses, it may become subject to adverse public relations and administrative and judicial enforcement by the FDA, the Department of Justice, or the Office of the Inspector General of the Department of Health and Human Services, as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes drug products. In September 2021, the FDA published final regulations which describe the types of evidence that the agency will consider in determining the intended use of a drug product.

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

In addition, federal transparency requirements known as the federal Physician Payments Sunshine Act, under the Patient Protection and Affordable Care Act, as amended by the Health Care Education Reconciliation Act, or the Affordable Care Act, require certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services, within the United States Department of Health and Human Services, information related to payments and other transfers of value made by that entity to physicians, other healthcare providers and teaching hospitals, as well as ownership and investment interests held by physicians, other healthcare providers and their immediate family members. Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments and other transfers of value to physicians and other health care providers, and restrict marketing practices or require disclosure of marketing expenditures.

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
•
the Independent Payment Advisory Board, or IPAB, which has authority to recommend certain changes to the Medicare program to reduce expenditures by the program that could result in reduced payments for prescription drugs. However, the IPAB implementation has not been clearly defined. PPACA provided that under certain circumstances, IPAB recommendations will become law unless Congress enacts legislation that will achieve the same or greater Medicare cost savings; and
•
established the Center for Medicare and Medicaid Innovation within CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending. Funding has been allocated to support the mission of the Center for Medicare and Medicaid Innovation from 2011 to 2019.

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. For example, in August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2012 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2031, pursuant to the Coronavirus Aid, Relief and Economic Security Act. These Medicare sequester reductions have been suspended through the end of March 2022. From April 2022 through June 2022 a 1% sequester cut will be in effect, with the full 2% cut resuming thereafter. Further, in January 2013, the American Taxpayer Relief Act of 2012 became law, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

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

Since enactment of the PPACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, or the Tax Act, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. On December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the PPACA is an essential and inseverable feature of the PPACA, and therefore because the mandate was repealed as part of the Tax Act, the remaining provisions of the PPACA are invalid as well. The U.S. Supreme Court heard this case on November 10, 2020 and, on June 17, 2021, dismissed this action after finding that the plaintiffs do not have standing to challenge the constitutionality of the ACA. Litigation and legislation over the PPACA are likely to continue, with unpredictable and uncertain results.

The Trump Administration also took executive actions to undermine or delay implementation of the PPACA, including directing federal agencies with authorities and responsibilities under the PPACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the PPACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On January 28, 2021, however, President Biden rescinded those orders and issued a new executive order that directs federal agencies to reconsider rules and other policies that limit access to healthcare, and consider actions that will protect and strengthen that access. Under this order, federal agencies are directed to re-examine: policies that undermine protections for people with pre-existing conditions, including complications related to COVID‑19; demonstrations and waivers under Medicaid and the PPACA that may reduce coverage or undermine the programs, including work requirements; policies that undermine the Health Insurance Marketplace or other markets for health insurance; policies that make it more difficult to enroll in Medicaid and under the PPACA; and policies that reduce affordability of coverage or financial assistance, including for dependents.

The costs of prescription pharmaceuticals have also been the subject of considerable discussion in the United States To date, there have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. In 2020, President Trump issued several executive orders intended to lower the costs of prescription products and certain provisions in these orders have been incorporated into regulations. These regulations include an interim final rule implementing a most favored nation model for prices that would tie Medicare Part B payments for certain physician-administered pharmaceuticals to the lowest price paid in other economically advanced countries, effective January 1, 2021. That rule, however, has been subject to a nationwide preliminary injunction and, on December 29, 2021, CMS issued a final rule to rescind it. With issuance of this rule, CMS stated that it will explore all options to incorporate value into payments for Medicare Part B pharmaceuticals and improve beneficiaries’ access to evidence-based care.

In addition, in October 2020, the Department of Health and Human Services, or HHS, and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico, and New Hampshire) have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by the FDA. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed by the Biden administration until January 1, 2023.

On July 9, 2021, President Biden signed Executive Order 14063, which focuses on, among other things, the price of pharmaceuticals. The order directs HHS to create a plan within 45 days to combat “excessive pricing of prescription pharmaceuticals and enhance domestic pharmaceutical supply chains, to reduce the prices paid by the federal government for such pharmaceuticals, and to address the recurrent problem of price gouging.” On September 9, 2021, HHS released its plan to reduce pharmaceutical prices. The key features of that plan are to: (a) make pharmaceutical prices more affordable and equitable for all consumers and throughout the health care system by supporting pharmaceutical price negotiations with manufacturers; (b) improve and promote competition throughout the prescription pharmaceutical industry by supporting market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase transparency; and (c) foster scientific innovation to promote better healthcare and improve health by supporting public and private research and making sure that market incentives promote discovery of valuable and accessible new treatments.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. A number of states, for example, require drug manufacturers and other entities in the drug supply chain, including health carriers, pharmacy benefit managers, wholesale distributors, to disclose information about pricing of pharmaceuticals. In addition, regional healthcare organizations and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription pharmaceutical and other healthcare programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

Hatch-Waxman Patent Exclusivity. In seeking approval for a drug through an NDA, applicants are required to list with the FDA each patent with claims that cover the applicant’s product or a method of using the product. Upon approval of a drug, each of the patents listed in the application for the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential competitors in support of approval of an abbreviated new drug application, or ANDA, or 505(b)(2) NDA. The FDA’s regulations governing patient listings were largely codified into law with enactment of the Orange Book Modernization Act in January 2021.

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

Hatch-Waxman Non-Patent Exclusivity. Market and data exclusivity provisions under the FDCA also can delay the submission or the approval of ANDAs and 505(b)(2) NDAs for competing products. The FDCA provides a five-year period of non-patent data exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the activity of the drug substance. This interpretation was confirmed with enactment of the Ensuring Innovation Act in April 2021. During the exclusivity period, the FDA may not accept for review an ANDA or a 505(b)(2) NDA submitted by another company that contains the previously approved active moiety. However, an ANDA or 505(b)(2) NDA may be submitted after four years if it contains a certification of patent invalidity or non-infringement.

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

In September 2021, the Court of Appeals for the 11th Circuit held that, for the purpose of determining the scope of market exclusivity, the term “same disease or condition” in the statute means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Thus, the court concluded, orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use.” It is unclear how this court decision will be implemented by the FDA.

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

Clinical Trial Approval in the EU. On January 31, 2022, the new Clinical Trials Regulation (EU) No 536/2014 became effective in the European Union and replaced the prior Clinical Trials Directive 2001/20/EC. The new regulation aims at simplifying and streamlining the authorization, conduct and transparency of clinical trials in the European Union. Under the new coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial to be conducted in more than one Member State of the European Union, or EU Member State, will only be required to submit a single application for approval. The submission will be made through the Clinical Trials Information System, a new clinical trials portal overseen by the European Medicines Agency, or the EMA, and available to clinical trial sponsors, competent authorities of the EU Member States and the public.

The new regulation did not change the preexisting requirement that a sponsor must obtain prior approval from the competent national authority of the EU Member State in which the clinical trial is to be conducted. If the clinical trial is conducted in different EU Member States, the competent authorities in each of these EU Member States must provide their approval for the conduct of the clinical trial. Furthermore, the sponsor may only start a clinical trial at a specific study site after the applicable ethics committee has issued a favorable opinion. As in the United States, information about certain clinical trials must be submitted within specific timeframes to the European Union (EudraCT) website: https://eudract.ema.europa.eu/ and other countries.

Marketing Authorization. To obtain marketing approval of a drug under European Union regulatory systems, we may submit marketing authorization applications, or MAAs, either under a centralized or decentralized procedure. The centralized procedure provides for the grant of a single marketing authorization that is valid for all EU member states. The centralized procedure is compulsory for medicines produced by specified biotechnological processes, products designated as orphan medicinal products, and products with a new active substance indicated for the treatment of specified diseases, and optional for those products that are highly innovative or for which a centralized process is in the interest of patients. Under the centralized procedure in the European Union, the maximum timeframe for the evaluation of an MAA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the Scientific Advice Working Party of the Committee of Medicinal Products for Human Use, or the CHMP. Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, defined by three cumulative criteria: the seriousness of the disease, such as heavy disabling or life-threatening diseases, to be treated; the absence or insufficiency of an appropriate alternative therapeutic approach; and anticipation of high therapeutic benefit. In this circumstance, the EMA ensures that the opinion of the CHMP is given within 150 days.

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

Priority Medicines, or PRIME, Drug Designation. The EMA may grant PRIME drug designation to medicine developers to treat an unmet medical need upon selection. Medicines eligible for PRIME must address an unmet medical need, have data available showing the potential to address this need and bring a major therapeutic advantage to patients. PRIME designation provides early and enhanced support from the EMA to optimize the development of eligible medicines, speeds up their evaluation, and contributes to timely patients’ access. Once a candidate is selected for PRIME designation, the EMA will provide scientific advice at key development milestones and confirm potential for accelerated assessment at the time of an application for marketing authorization. These medicines are considered priority medicines by the EMA.

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

Approval of Companion Diagnostic Devices. In the European Union, medical devices such as companion diagnostics must comply with the General Safety and Performance Requirements, or SPRs, detailed in Annex I of the EU Medical Devices Regulation (Regulation (EU) 2017/745), or MDR which came into force on May 26, 2021 and replaced the previously applicable EU Medical Devices Directive (Council Directive 93/42/EEC). Compliance with SPRs and additional requirements applicable to companion medical devices is a prerequisite to be able to affix the CE Mark of Conformity to medical devices, without which they cannot be marketed or sold. To demonstrate compliance with the SPRs, a manufacturer must undergo a conformity assessment procedure, which varies according to the type of medical device and its classification. The MDR is meant to establish a uniform, transparent, predictable, and sustainable regulatory framework across the EU for medical devices.

Separately, the regulatory authorities in the EU also adopted a new In Vitro Diagnostic Regulation, or IVDR, (EU) 2017/746, which will become effective in May 2022. The new regulation will replace the In Vitro Diagnostics Directive (IVDD) 98/79/EC. Manufacturers wishing to apply to a notified body for a conformity assessment of their in vitro diagnostic medical device have until May 2022 to update their Technical Documentation to meet the requirements and comply with the new, more stringent Regulation. Once applicable, the regulation will, among other things: strengthen the rules on placing devices on the market and reinforce surveillance once they are available; establish explicit provisions on manufacturers’ responsibilities for the follow-up of the quality, performance, and safety of devices placed on the market; improve the traceability of medical devices throughout the supply chain to the end-user or patient through a unique identification number; set up a central database to provide patients, healthcare professionals and the public with comprehensive information on products available in the European Union; and strengthen rules for the assessment of certain high-risk devices, such as implants, which may have to undergo an additional check by experts before they are placed on the market.

Reimbursement and Pricing of Prescription Pharmaceuticals. In the EU, similar political, economic and regulatory developments to those in the United States may affect our ability to profitably commercialize our product candidates, if approved. In markets outside of the U.S. and the EU, reimbursement and healthcare payment systems vary significantly by country and many countries have instituted price ceilings on specific products and therapies. In many countries, including those of the EU, the pricing of prescription pharmaceuticals is subject to governmental control and access. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, pharmaceutical firms may be required to conduct a clinical trial that compares the cost-effectiveness of the product to other available therapies.

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

Compliance with the GDPR is a rigorous and time-intensive process that may increase the cost of doing business or require companies to change their business practices to ensure full compliance. In July 2020, the Court of Justice of the European Union, or the CJEU, invalidated the EU-U.S. Privacy Shield framework, one of the mechanisms used to legitimize the transfer of personal data from the EEA to the United States. The CJEU decision also drew into question the long-term viability of an alternative means of data transfer, the standard contractual clauses, for transfers of personal data from the EEA to the United States.

Brexit and the Regulatory Framework in the United Kingdom.

The United Kingdom’s withdrawal from the EU took place on January 31, 2020. The EU and the U.K. reached an agreement on their new partnership in the Trade and Cooperation Agreement, or the Brexit Agreement, which was applied provisionally beginning on January 1, 2021 and which entered into force on May 1, 2021. The Brexit Agreement focuses primarily on free trade by ensuring no tariffs or quotas on trade in goods, including healthcare products such as medicinal products. Thereafter, the EU and the U.K. will form two separate markets governed by two distinct regulatory and legal regimes. As such, the Brexit Agreement seeks to minimize barriers to trade in goods while accepting that border checks will become inevitable as a consequence that the U.K. is no longer part of the single market. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or the MHRA, became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law whereas Northern Ireland continues to be subject to EU rules under the Northern Ireland Protocol. The MHRA will rely on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended), or the HMR, as the basis for regulating medicines. The HMR has incorporated into the domestic law the body of EU law instruments governing medicinal products that pre-existed prior to the U.K.’s withdrawal from the EU.

Furthermore, while the Data Protection Act of 2018 in the United Kingdom that “implements” and complements the European Union’s General Data Protection Regulation, or GDPR, has achieved Royal Assent on May 23, 2018 and is now effective in the United Kingdom, it is still unclear whether transfer of data from the European Economic Area, or EEA, to the United Kingdom will remain lawful under GDPR. The Brexit Agreement provides for a transitional period during which the United Kingdom will be treated like an European Union member state in relation to processing and transfers of personal data for four months from January 1, 2021. This may be extended by two further months. After such period, the United Kingdom will be a “third country” under the GDPR unless the European Commission adopts an adequacy decision in respect of transfers of personal data to the United Kingdom. The United Kingdom has already determined that it considers all of the EU 27 and EEA member states to be adequate for the purposes of data protection, ensuring that data flows from the United Kingdom to the EU/EEA remain unaffected.

Employees and Human Capital Resources

As of March 1, 2022, we had approximately 250 full-time and part-time employees. After taking into account the cross-functional headcount reduction announced on March 1, 2022, we expect that we will have approximately 215 full-time and part-time employees, approximately 95 of whom will be primarily engaged in research and development activities. To provide us with flexibility in meeting varying workflow demands, we also engage temporary workers and consultants when needed.

Our human capital is integral in helping us achieve our mission to rewrite treatment for cancer through novel epigenetic medicines. We believe that we have built a culture of community, along with our EpiExcellence cultural attributes, and many of these qualities are foundational. Our EpiExcellence cultural attributes include:

•
Camaraderie: connectedness, humor, liking each other, fun, in it together, mutual respect
•
Collaboration: integrated decision-making, teamwork, internal/external partnerships, interdependent, “right people, right time, right involvement”
•
Discipline: execution, prioritization, focus, accountability, consistency, quality
•
Innovation: risk-tolerant, creativity, evidence-based, curiosity, continuous learning
•
Openness: honesty, constructive dissent, transparency, courageous conversations, assumption of good intent, trust
•
Patient-focus: shared purpose, inspired, passionate, motivated, sense of urgency
•
Resilience: nimble, optimistic, embracing change, evolutionary, adaptable

We have been intentional in ensuring that we are creating a culture and company that offers a vibrant community to our employees where we can fully be ourselves at work. We strive to ensure that Epizyme is a place where all people experience equality, where we value diversity in all its forms, and that we are modeling these behaviors in the world outside Epizyme as corporate citizens.

Information about our Executive Officers

The following table sets forth the name, age and position of each of our executive officers as of February 25, 2022.

Name	Age	Position
Grant Bogle	64	President, Chief Executive Officer and Director
Shefali Agarwal	48	Executive Vice President, Chief Medical and Development Officer
Jeffery L. Kutok	55	Chief Scientific Officer

Grant Bogle has served as a director since September 2019 and our President and Chief Executive Officer since August 2021. Mr. Bogle served as Senior Vice President and Chief Commercial Officer for Tesaro, Inc, a biopharmaceutical company, or Tesaro, from July 2015 to June 2019. Prior to joining Tesaro, Mr. Bogle served as Senior Vice President, Pharmaceutical and Biotech Solutions at McKesson Specialty Health (formerly U.S. Oncology) from July 2007 to June 2015. Previously, he was Senior Vice President of Sales and Marketing for Millennium Pharmaceuticals. Mr. Bogle holds a B.A. in economics from Dartmouth College, an M.B.A. from Columbia University and is a Senior Fellow of the Advanced Leadership Initiative at Harvard University.

Dr. Shefali Agarwal has served as our Executive Vice President, Chief Medical and Development Officer since February 2021 and served as our Chief Medical Officer from June 2018 to February 2021. Prior to joining us, Dr. Agarwal held leadership positions across medical research, clinical development, clinical operations and medical affairs. She most recently served as chief medical officer at SQZ Biotech, a biotechnology company developing cell therapies for patients with a wide range of diseases, from July 2017 to May 2018 and as a non-executive advisor from May 2018 to July 2018, where she built and led the clinical development organization, which included clinical research operations and the regulatory function. Before SQZ Biotech, Dr. Agarwal also held leadership positions at Curis, Inc. a biotechnology company developing therapeutics for the treatment of cancer, from July 2016 to July 2017 and Tesaro from July 2013 to July 2017. Dr. Agarwal also held positions of increasing responsibility at AVEO Pharmaceuticals, Inc., a biopharmaceutical company, from December 2011 to July 2013, Covidien, a medical devices and health care products company, from April 2010 to December 2011, and Pfizer Inc., a pharmaceutical company with a wide range of treatments, from June 2005 to April 2010. She has served as a member of the board of directors of Gritstone bio, Inc., a publicly traded clinical-stage biotechnology company, since June 2021; Fate Therapeutics, Inc., a publicly traded clinical-stage biopharmaceutical company, since July 2019; and Onxeo SA, a publicly traded clinical-stage biopharmaceutical company, since April 2021. Dr. Agarwal received her MBBS medical degree from Karnataka University’s Mahadevappa Rampure Medical School in India, Master’s Degree in Public Health from Johns Hopkins University, where she led clinical research in the Department of Anesthesiology and Critical Care Medicine, and a Master of Science degree in Business from the University of Baltimore’s Merrick School of Business.

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

A copy of our Corporate Governance Guidelines, Code of Business Conduct and Ethics and the charters of the Audit Committee, Organizational Health and Compensation Committee, and Nominating and Corporate Governance Committee are posted on our website, www.epizyme.com, under “Investors & Media” and are available in print to any person who requests copies by contacting Epizyme by calling (617) 229-5872 or by writing to Epizyme, Inc., 400 Technology Square, 4th Floor, Cambridge, Massachusetts 02139.

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

In addition, the COVID-19 pandemic has impacted, continues to impact and in the future may exacerbate or further impact risks discussed in this Annual Report on Form 10-K, any of which could have a material effect on us. This situation is changing rapidly and additional impacts may arise.

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

We and our collaborators are conducting clinical trials of tazemetostat in other indications and in combination with other products. Our EZM0414 product candidate is in early clinical development and all of our product candidates are still in preclinical development. As a result, our prospects are substantially dependent on our ability, or the ability of any future collaborator, to successfully commercialize tazemetostat for ES and FL in the approved indications and to develop, obtain marketing approval for and successfully commercialize tazemetostat in one or more additional disease indications.

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

The COVID-19 pandemic has impacted and may continue to impact our commercial launch efforts for TAZVERIK in FL and ES and has led to some delays in clinical trial startup, and may affect our ability to initiate and complete preclinical studies and our ongoing and planned clinical trials, disrupt regulatory activities, further disrupt commercialization of TAZVERIK, or have other adverse effects on our business and operations. In addition, the COVID-19 pandemic has caused substantial disruption in the global financial markets, global supply chains and may adversely impact economies worldwide, which could result in adverse effects on our business and operations.

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

We and our contract manufacturing organizations, or CMOs, and contract research organizations, or CROs, may face disruptions that may affect our ability to initiate and conduct preclinical studies and our planned and ongoing clinical trials, including disruptions in procuring items that are essential for our research and development activities, such as access to raw materials used in the manufacture of tazemetostat, EZM0414 and/or our future product candidates, laboratory supplies used in our preclinical studies and ongoing clinical trials, or animals that are used for preclinical testing for which there are shortages because of ongoing efforts to address the outbreak, and resulting disruptions to many global supply chains. We and our CROs and CMOs, as well as clinical trial sites, may face disruptions related to the conduct of our ongoing clinical trials, planned clinical trials or future clinical trials arising from manufacturing disruptions, staffing disruptions and limitations in regard to our internal activities and the activities of our CROs and CMOs, and delays in the ability to obtain necessary institutional review board or other necessary site approvals or delays in site initiations or site monitoring visits, as well as other delays at clinical trial sites. We may also face limitations on enrollment and patients withdrawing from our clinical trials or not complying with the protocol procedures, which could delay completion of our clinical trials or adversely affect the data generated by our clinical trials. For example, we have experienced some delays in clinical trial startup activities due to what we believe to be mostly related to COVID-19 related capacity constraints and resulting delays in the packaging and labeling of clinical drug supply at a third-party manufacturer. The response to the COVID-19 pandemic may redirect resources with respect to regulatory and intellectual property matters in a way that could adversely impact our ability to progress regulatory approvals and protect our intellectual property. In addition, we may face impediments to regulatory meetings and approvals due to measures intended to limit in-person interactions.

We commenced commercial sales of TAZVERIK in January 2020, and the pandemic and related government imposed measures have limited our ability to readily access accounts and healthcare professionals, in person or at all, to provide medical information in support of TAZVERIK utilization. For example, the COVID-19 pandemic has negatively impacted ES and FL patient visits to physicians, new patient starts across all lines of treatment as well as the ability of our field-based teams to fully access ES and FL prescribers. While our field-based teams continue to use virtual formats as well as in-person interactions, where possible, to allow us to serve the needs of healthcare providers, patients and other stakeholders, access to prescribers remains restrictive, and we expect these challenges to continue through the first half of 2022. Additionally, we expect that some of these challenges posed by some of the changes brought about by the COVID-19 pandemic, such as ongoing restrictions to access prescribers by traditional sales personnel, will likely persist even after the resolution of the pandemic. The pandemic has significantly impacted economies worldwide, which could result in adverse effects on our business and operations. Moreover, the pandemic has caused substantial disruption in the global financial markets and supply chains and may continue to adversely impact economies worldwide, which could result in adverse effects on our business and operations as well as the volatility of our stock price and trading in our stock.

We are implementing a multi-stage return to office plan based on guidance from federal, state and local government authorities, and in October 2021 we opened our facilities to all employees who expressed interest in participating in a return-to-office pilot program. In the meantime, many of our employees continue to work in a remote operating model. Our laboratory scientists who engage in bench research activities now have full access to our laboratories. We are using our pilot program to further evaluate this hybrid model and will use that evaluation to formulate how we will move forward. We expect that some form of a hybrid model will continue to exist for us in the future. Changes in guidance from federal, state and local government authorities could impact our return to office plan, and require us to increasingly rely on personnel working remotely. For example, changes to guidance from federal, state and local government authorities to restrict or limit in-person interactions could result in our laboratory staff that is presently engaged in research and development activities to have restricted access to laboratories. Such restricted access could delay timely completion of preclinical activities and the initiation of additional clinical trials for other of our development programs.

A remote or hybrid operating model may negatively impact productivity, or disrupt, delay, or otherwise adversely impact our business. In addition, this could increase our cyber security risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with state, local and federal regulators, ethics committees, manufacturing sites, research or clinical trial sites and other important agencies and contractors, including our CROs and CMOs.

Due to the evolving and uncertain global impacts of the COVID-19 pandemic, we cannot precisely determine or quantify the impact that the COVID-19 pandemic has had or will have on our business, financial condition, results of operations, and prospects for the fiscal year ending December 31, 2022 and beyond.

Tazemetostat, EZM0414 or any other product candidate that we develop may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.

Tazemetostat, EZM0414 or any other product candidates that we develop may fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. If tazemetostat, EZM0414 or any other such product candidate that we develop does not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of tazemetostat, EZM0414 or any other product candidates that we develop will depend on a number of factors, including:

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

In addition, the potential market opportunity for tazemetostat is difficult to precisely estimate. Our estimates of the potential market opportunity for tazemetostat include several key assumptions based on our industry knowledge, industry publications, third-party research reports and other surveys. While we believe that our internal assumptions are reasonable, no independent source has verified such assumptions. If any of these assumptions proves to be inaccurate, then the actual market for tazemetostat could be smaller than our estimates of our potential market opportunity. If the actual market for tazemetostat, EZM0414 or any other product candidate is smaller than we expect, our product revenue may be limited and it may be more difficult for us to achieve or maintain profitability.

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

We have established, and plan to continue to build and refine, the infrastructure that we believe is necessary and appropriate to support the ongoing commercialization and marketing of TAZVERIK for the approved indications in the United States and the successful commercial launch and marketing of tazemetostat for other indications and in other jurisdictions and of other product candidates and future product candidates that may receive marketing approval. There are risks involved with maintaining our own sales, marketing and distribution capabilities. For example, recruiting, training and retaining a sales force is expensive and time consuming and any failure to do so successfully could negatively affect sales or any commercial launch of a product. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. These efforts may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

If we are unable to effectively maintain our own sales, marketing and distribution capabilities and as a result we determine to enter into arrangements with third parties to perform these services, our product revenues and our profitability, if any, could be lower than if we were to market, sell and distribute any products that we develop ourselves. In addition, we may determine to seek to enter into arrangements with third parties to perform these services in certain geographies outside the United States or for additional indications. However, we may not be successful in entering into arrangements with third parties to sell, market and distribute TAZVERIK or any current or future product candidates or may be unable to do so on terms that are acceptable to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell, market or distribute our products effectively. If we do not establish and maximize sales, marketing and distribution capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing TAZVERIK or any current or future product candidates.

Our changes to our commercial strategy and organization, adjustments to our operating plans, including operating expense reductions, prioritization of development activities and leadership transitions may not be successful, may not result in accelerated commercial adoption of TAZVERIK and greater product revenues or anticipated savings, could result in total costs and expenses that are greater than expected, could result in us forgoing business opportunities and could disrupt our business.

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

In March 2022, we announced the implementation of a further reduction of operating expenses, including additional workforce reductions and changes to our broader organization, as well as the re-prioritization of our pipeline and investment of company resources. We further reduced our workforce by approximately 12% of our then-current employees under these March 2022 expense reductions. We plan to continue to implement our broader operational expense reduction effort, and to monitor and seek opportunities to further reduce our operating expenses.

We may not realize, in full or in part, the anticipated benefits, savings and improvements from these changes or from any future changes we may decide to make. For instance, the changes to our commercial strategy and organization may not result in accelerated commercial adoption of TAZVERIK or greater product revenues. We believe that the commercial launch has been adversely affected by the COVID-19 pandemic and may continue to be adversely affected by the pandemic. In addition, market acceptance of TAZVERIK and product revenues have been adversely impacted by other factors, including competitive therapies and the use of our patient assistance program, which our changes may not address. The reduction in the size of our field organization and the prior departure of our Chief Commercial Officer may also limit the success of our refined strategy.

Our organizational changes, operating plan adjustments and operating expense reductions also may not be successful. If we are unable to realize the expected operational efficiencies and cost savings from these changes, our operating results and financial condition would be adversely affected. We also cannot ensure that we will not have to undertake additional workforce reductions or other cost-cutting measures in the future. Furthermore, these changes as well as the leadership transitions, pipeline reprioritization, and any future additional workforce reductions or other cost-cutting measures may be disruptive to our operations. For example, our workforce reductions, leadership changes and pipeline reprioritization could yield unanticipated consequences, such as attrition beyond planned staff reductions and negative impact on employee morale or could make it more difficult to fulfill our day-to-day operations. Our workforce reductions, leadership changes and pipeline reprioritization could also harm our ability to attract and retain qualified management, scientific, clinical, manufacturing and sales and marketing personnel who are critical to our business. In 2021, our annualized turnover rate was higher than in prior years and these changes could further or exacerbate that trend. Any failure to attract or retain qualified personnel could prevent us from successfully commercializing TAZVERIK, developing tazemetostat and discovering and developing EZM0414 and any future product candidates.

We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.

The development and commercialization of new drug products is highly competitive. We face competition with respect to tazemetostat, and will likely face competition with respect to our EZM0414 product candidate or any other product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of many of the indications for which we are selling TAZVERIK and for which we are developing tazemetostat. Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, and others are based on entirely different approaches. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization of pharmaceutical products that may compete with our products or product candidates. Tazemetostat, EZM0414 and any future product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future.

In the relapsed and refractory FL patient setting, both current and near-term competition for tazemetostat exists. The most common current treatments for FL are chemotherapies, usually combined with the CD-20 antibodies Rituxan or Gazyva. Multiple PI3K therapies, such as copanlisib (ALIQOPA) and umbralisib (UKONIQ) are approved for patients with relapsed/refractory FL. These therapies are utilized predominantly in the third line or later treatment. Recently, two companies have announced that there have been voluntary withdrawals of accelerated approvals for FL indications for two PI3K inhibitors, idelalisib (ZYDELIG) and duvelisib (COPIKTRA) in the U.S. market. Additionally, parsaclisib’s NDA has been voluntarily withdrawn for the treatment of patients with relapsed/refractory FL. The CAR-T therapy YESCARTA is also approved for the treatment of patients with relapsed/refractory FL. While CD20, PI3K and CAR-T therapies are approved in FL, there are no therapies that are approved specifically for the treatment of tumors associated with EZH2 activating mutations. There are a number of companies currently evaluating investigational agents in the relapsed and refractory follicular lymphoma patient setting including the development of additional PI3K inhibitors, CAR-T therapies and bispecific monoclonal antibodies. Zandelisib is in development by MEI Pharma for FL patients that are refractory to treatment or relapsed after two prior lines of therapy. Novartis is also developing its CAR-T therapy, KYMRIAH, for the treatment of relapsed or refractory FL patients and is undergoing priority review by the FDA. The EMA also accepted Novartis’ Type II Variation for KYMRIAH in adult patients with relapsed or refractory FL after two prior lines of treatment in the third quarter of 2021. The bispecific antibody furthest along in development in relapsed or refractory FL is Roche’s CD3/CD20 bispecific mosunetuzumab.

In the ES patient setting, there are no therapies approved specifically for epithelioid sarcoma, other than TAZVERIK. Most of the approved therapies utilized in ES are more broadly approved for soft tissue sarcoma in general. Furthermore, the only therapies in late stage clinical trials are being developed for the treatment of soft tissue sarcoma as well.

In the multiple myeloma patient setting, the most common treatments, which compete with EZM0414, include IMiD (include Revlimid (lenalidomide), Pomalyst (pomalidomide), and Thalidomide (thalomid)), proteasome inhibitors (including Velcade (bortezomib), Kyprolis (xarfilzomib), and Ninlaro (ixazomib)), and anti-CD38 mAb (including Darzalex (daratumumab) and Sarclisa (isatuximab-irfc)) combinations. Current therapies for the relapsed or refractory population also include BCMA targeting CAR-Ts and ADCs. The multiple myeloma pipeline is robust, and includes BCMA CAR-T therapies, bispecific antibodies, BiTEs, and CELMoDs. Additionally, there are assets in development for high risk MM and the t(4;14) subpopulation, including K36’s MMSET inhibitor KTX-1001.

For DLBCL, the most common treatments are chemotherapies, often in combination with the monoclonal antibody Rituxan (rituximab) as well as autologous stem cell transplants. In the relapsed or refractory patient setting, current therapies include CAR-T therapies (Kymriah (tisagenlecleucel), Yescarta (axicabtagene ciloleucel), Breyanzi (lisocabtagene maraleucel)), a CD19 mAb (Monjuvi (tafasitamab)), and ADCs (Policy (polatuzumab vedotin) and Zynlonta (loncastuximab tesirine)). DLBCL pipeline therapies include bispecific antibodies, ADCs, and CAR-T therapies.

While there are many assets in development for both multiple myeloma and DLBCL including those with novel mechanisms of action, other than our EZM0414 product candidate which is in early clinical development, there are no therapies in clinical development that are SETD2 inhibitors.

There are a large number of companies developing or marketing treatments for cancer, including many major pharmaceutical and biotechnology companies. Companies that are developing new epigenetic treatments for cancer that target histone methyltransferases, or HMTs, and protein arginine methyltransferases, or PRMTs, include GlaxoSmithKline plc, or GSK, Johnson & Johnson, Pfizer, Inc., Daiichi Sankyo Company Limited, and Constellation Pharmaceuticals. Further, companies which are known to have EZH2 inhibitor programs or related programs include: Constellation Pharmaceuticals, developing an EZH2 inhibitor (CPI-0209, Phase 1/2 for solid tumors and lymphomas including DLBCL); Novartis AG, developing an EED inhibitor which indirectly blocks EZH2 (MAK683, Phase 1/2, advanced malignancies); Daiichi Sankyo, developing a EZH1/EZH2 dual inhibitor (valemetostat, DS-3201, Phase 1, relapsed or refractory non-Hodgkin lymphomas, AML, ALL as well as Phase 2 for small cell lung cancer); Pfizer, developing an EZH2 inhibitor (PF-06821497, Phase 1, relapsed or refractory small cell lung cancer, castration-resistant prostate cancer and FL); and Jiangsu Hengrui Pharmaceutical, developing an EZH2 inhibitor (SHR2554, Phase 2 for B-cell malignancies) in China. In addition, many companies are developing cancer therapeutics that work by targeting epigenetic mechanisms other than HMTs, including Celgene Corporation (now part of Bristol-Myers Squibb), or Celgene, Merck & Co., Inc., Secura Bio, Spectrum Pharmaceuticals, Otsuka Pharmaceuticals Co., Ltd, Foghorn Therapeutics, Forma Therapeutics and CellCentric, which are marketing cancer treatments that work by targeting epigenetic mechanisms other than HMTs.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than tazemetostat for ES, FL or any other indication for which we may develop tazemetostat or any other products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for tazemetostat for any future indication for which we may develop tazemetostat or any other product we may develop, which could result in our competitors establishing a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic products. Generic products are currently on the market for many of the indications that we are pursuing, and additional products are expected to become available on a generic basis over the coming years. We expect that tazemetostat will continue to be priced at a significant premium over competitive generic products.

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

Tazemetostat, EZM0414 and any other future product candidate that we commercialize may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, which could harm our business.

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

Our ability to successfully commercialize tazemetostat, EZM0414 or any future product candidates that we develop successfully also will depend in part on the extent to which insurance coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish corresponding reimbursement levels. A significant trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors continue to attempt to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Coverage and reimbursement may not be available for any product that we commercialize and, even if these are available, the level of reimbursement may not be satisfactory to recoup our investment. Reimbursement may affect the demand for, or the price of, any product candidate for which we obtain marketing approval. Obtaining and maintaining adequate reimbursement for our products may be difficult. We may be required to conduct expensive pharmacoeconomic studies to justify coverage and reimbursement or the level of reimbursement relative to other therapies. If coverage and adequate reimbursement are not available or reimbursement is available only to limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval.

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

Clinical drug development is a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of tazemetostat, EZM0414 and any future product candidates.

We are conducting multiple clinical trials of tazemetostat. In addition, we have initiated a first-in-human study of EZM0414 for the treatment of adult patients with relapsed or refractory multiple myeloma or relapsed or refractory DLBCL. The risk of failure is high. It is impossible to predict when or if any product candidates that we may develop will prove effective or safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development, manufacture, and then conduct extensive clinical trials to demonstrate the safety and efficacy of any product candidates in humans.

Product candidates are subject to preclinical safety studies, which may be conducted prior to or concurrently with clinical testing, as well as continued clinical safety assessment throughout clinical testing. The outcomes of these safety studies or assessments may delay the launch of or patient enrollment in clinical studies. For example, in the course of our preclinical safety studies of tazemetostat, we observed the development of lymphoma in Sprague-Dawley rats. As a result of these findings, coupled with our limited clinical experience in FL, at the time of the Investigational New Drug Application submission in December 2015, we were unable to conduct our Phase 2 trial of tazemetostat in FL patients in the United States until the beginning of 2017. In addition, in the second quarter of 2018, following a safety report of a pediatric patient who developed a secondary T-cell lymphoma in our ongoing Phase 1 clinical trial of tazemetostat in pediatric patients, the FDA, the French National Agency for Medicines and Health Products Safety and Germany’s Federal Institute for Drugs and Medical Devices each placed a partial clinical hold on new patient enrollment in our ongoing clinical trials of tazemetostat. That partial clinical hold was lifted in September 2018 by the FDA, in November 2018 by Germany’s Federal Institute for Drugs and Medical Devices, and in January 2019 by the French National Agency for Medicines and Health Products Safety. In pharmaceutical development, many compounds that initially show promise in early-stage testing for treating cancer are later found to cause side effects that prevent further development of the compound. If we or our collaborators are unable to fully and adequately address matters such as these when they arise, we may be unable to conduct clinical trials of tazemetostat, EZM0414 or any future product candidates, our trials may be limited to certain patient populations or our ability to conduct other trials in the United States or in other countries may be delayed.

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

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize tazemetostat, EZM0414 or any future product candidates, including:

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
•
we may have to limit the scope of, suspend or terminate clinical trials of our product candidates for various reasons, including as a result of a finding that the patients are being exposed to unacceptable health risks;
•
regulators or institutional review boards may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the patients are being exposed to unacceptable health risks;
•
the cost of clinical trials of our product candidates may be greater than we anticipate;
•
the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient, inadequate or delayed, including as a result of ongoing impacts of the COVID-19 pandemic; and
•
our product candidates may have undesirable or unexpected side effects or other unexpected characteristics, causing us or our investigators, regulators or institutional review boards to suspend or terminate the trials.

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

If we are required to conduct additional clinical trials or other testing of tazemetostat, EZM0414 or any future product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of tazemetostat, EZM0414 or any future product candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

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

We may not be able to initiate or continue clinical trials for tazemetostat, EZM0414 or any future product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside of the United States. In particular, if our product candidates are focused on specific patient populations, our ability to enroll eligible patients may be limited or may result in slower enrollment than we anticipate. For instance, our ongoing clinical trials of tazemetostat in adult and pediatric patients with INI1-negative tumors are targeting rare patient populations. In addition, some of our competitors have ongoing clinical trials, and may in the future initiate new clinical trials, for product candidates being developed for the same or similar diseases or indications as tazemetostat, EZM0414 or any future product candidates or that may treat the broader patient populations within which tazemetostat, EZM0414 or any future product candidates are being or may be developed for the treatment of a subset of identifiable patients with cancer, which could adversely affect enrollment in our trials, particularly in trials for rare disease indications, as patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors’ product candidates. We have experienced some delays in clinical trial startup as a result of the COVID-19 pandemic, and as the COVID-19 pandemic continues, patient recruitment and enrollment in our clinical trials may be adversely affected, delayed or interrupted. Patients may choose to withdraw from our studies or we may choose to or be required to pause enrollment and or patient dosing in our ongoing clinical trials in order to preserve health resources and protect trial participants. It is unknown how long these pauses or disruptions could continue.

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
•
the lack of scientific interest in the study; and
•
the ability to identify specific patient populations for molecularly defined study cohorts.

Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for tazemetostat, EZM0414 or any future product candidates and could delay or prevent our ability to obtain marketing approval, which may cause the value of our company to decline and limit our ability to obtain additional financing.

Our research and development is focused on the creation of novel epigenetic therapies for patients with cancer, which is a rapidly evolving area of science, and the approach we are taking to discover and develop drugs is novel.

The discovery of novel epigenetic therapies for patients with cancer is an emerging field, and the scientific discoveries that form the basis for our efforts to discover and develop tazemetostat and any future product candidates are relatively new. Although epigenetic regulation of gene expression plays an essential role in biological function, few drugs premised on epigenetics have been discovered. Moreover, those drugs based on an epigenetic mechanism that have received marketing approval, other than TAZVERIK, are in different target classes than the chromatin modifying protein, or CMP, inhibitors where our research and development is principally focused. Although preclinical studies suggest that genetic alterations can result in changes to the activity of CMPs making them oncogenic, and although the FDA has granted accelerated approval for TAZVERIK in ES and FL with continued approval contingent upon verification and description of clinical benefit in a confirmatory trial for each of the ES and FL indications, to date no company has translated broad biological observations regarding CMP inhibitors into systematic drug discovery, development and commercialization. We believe our early inhibitors of HMTs in clinical trials were the first molecules against these targets to enter clinical development. Therefore, we do not know if our approach of inhibiting HMTs or other CMPs to treat patients with cancer will be successful.

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on tazemetostat, EZM0414 and any future product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

Because we have limited financial and managerial resources, we focus on research programs and product candidates that we identify for specific indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and on tazemetostat, EZM0414 and any future product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for tazemetostat, EZM0414 or a particular future product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

If we are required to develop a companion or complementary diagnostic and if we or our collaborators are unable to successfully develop diagnostics for tazemetostat, EZM0414 or any future therapeutic product candidates when needed, or experience significant delays in doing so, we may not achieve marketing approval or realize the full commercial potential of our therapeutic product candidates.

We may develop, or we may work with collaborators, to develop diagnostics for tazemetostat, EZM0414 or any future therapeutic product candidates to identify patients for our clinical trials who have the specific cancers that we are seeking to treat as appropriate and when existing, available technology may not be sufficient to identify those patients. We do not have experience or capabilities in developing or commercializing diagnostics and plan to rely in large part on third parties to perform these functions. For example, we have entered into an agreement with Roche Sequencing Solutions, or Roche Sequencing, to develop and commercialize a companion diagnostic for use with tazemetostat for non-Hodgkin lymphoma, or NHL, patients with EZH2 activating mutations. Companion or complementary diagnostics are subject to regulation by the FDA and similar regulatory authorities outside of the United States as medical devices and require separate regulatory approval prior to commercialization. If any third parties that we engage to assist us are unable to successfully develop companion or complementary diagnostics that are needed for our therapeutic product candidates, or experience delays in doing so:

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

A key element of our strategy is to utilize our drug discovery platform to progress preclinical efforts and pursue additional product candidates to expand our pipeline of inhibitors against CMPs for the treatment of a variety of different types of cancer. We may not be able to develop product candidates that are safe and effective CMP inhibitors. Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify may not be suitable for clinical development, including as a result of being shown to have harmful side effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance. If we do not successfully develop and commercialize product candidates based upon our technological approach, we will not be able to obtain product revenues for additional products in future periods, which likely would result in significant harm to our financial position and adversely affect our stock price.

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

Since inception, we have incurred significant operating losses. Our net loss was $251.1 million for the year ended December 31, 2021, $231.7 million for the year ended December 31, 2020, and $170.3 million for the year ended December 31, 2019. As of December 31, 2021, we had an accumulated deficit of $1,239.8 million. To date, we have generated only limited revenue from sales of TAZVERIK and have not obtained marketing approval of any other product. We have financed our operations primarily through our collaborations, our public offerings, private placements of our common and preferred stock, our loan facility with BioPharma Credit Investments V (Master) LP, BPCR Limited Partnership and BioPharma Credit PLC, and other funding transactions. We have devoted substantially all of our financial resources and efforts to research and development, including clinical and preclinical studies, seeking marketing approval for product candidates and building our commercial organization with respect to TAZVERIK in the indications for which we have received accelerated approval from the FDA. We are continuing to develop tazemetostat for additional indications and to seek to discover and develop EZM0414 and other product candidates. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year.

We anticipate that we will continue to incur significant expenses if and as we:

•
continue to build and refine our sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to support the ongoing commercialization of TAZVERIK and the commercial launch of any other product candidate that is approved;
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
•
conduct our Phase 1/1b clinical trial of EZM0414 for the treatment of R/R multiple myeloma and DLBCL patients;
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

To become and remain profitable, we must generate significant revenue. The ability to generate this revenue requires us to successfully commercialize TAZVERIK in ES and FL and in additional indications for which we may develop and obtain approval for tazemetostat, which requires us to be effective in a range of challenging activities. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. Because of the numerous risks and uncertainties associated with the development and commercialization of pharmaceutical products, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability.

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

We expect our expenses to increase in connection with our ongoing activities, particularly as we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales, and distribution. In addition, we expect our expenses to increase as we fund our tazemetostat development program; make any milestone and royalty payments provided for and achieved under the amended and restated collaboration and license agreement with Eisai; pay interest and principal associated with the Amended and Restated Loan Agreement; and continue research and development and initiate clinical trials of, and seek regulatory approval for, EZM0414 or any future product candidates. Accordingly, we may need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on acceptable terms, we could be forced to delay, reduce or eliminate our research and development programs or our commercialization efforts.

Based on our current operating plan, we expect that our existing cash, cash equivalents and marketable securities as of December 31, 2021, together with the $79.5 million in net proceeds raised from the common stock offering in January 2022, and expected cash generated from product sales, will be sufficient to fund planned operating expenses and capital expenditure requirements and pay debt service obligations as they become due, into the third quarter of 2023, without incorporating potential milestone payments, expense reimbursements from existing collaboration agreements or any future business development activities. We have based these expectations on assumptions that may prove to be wrong, such as the revenue that we expect to generate from the sale of our products, and we could use our capital resources sooner than we expect. Our future capital requirements will depend on many factors, including the following, as well as the uncertain impact of the COVID-19 pandemic on these factors:

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings and license and development agreements with collaboration partners. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. We may be limited in our ability to raise additional capital through the sale of equity as we have a limited number of authorized shares that are not issued and outstanding or reserved for future issuance. Additional debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Our existing indebtedness and the pledge of our assets as collateral limit our ability to obtain additional debt financing.

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

In November 2019, we entered into the Loan Agreement with BioPharma Credit PLC, or the Collateral Agent, and BioPharma Credit Investments V (Master) LP and BPCR Limited Partnership (as transferee of BioPharma Credit Investments V (Master) LP’s interest as a lender), or the Lenders, providing for up to $70.0 million in secured term loans to be advanced in up to three tranches, or the Loan Agreement, of which $25.0 million was drawn by us in

November 2019, $25.0 million was drawn by us in March 2020, and $20.0 million was drawn by us in June 2020. The maturity date of the first three tranches is November 18, 2024, unless paid earlier.

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

Our resources for drug development are limited and we continue to build our sales, marketing, medical affairs and supply chain infrastructure. Accordingly, we have entered into therapeutic collaborations with other companies that we believe can contribute to our ability to rapidly develop and commercialize TAZVERIK and any product candidates we may identify and develop, including our license agreement with HutchMed. Our collaborations have provided us with important funding for our development programs and product platform and we expect to receive additional funding under these collaborations in the future. Our existing therapeutic collaborations, and any future collaborations we enter into, may pose a number of risks, including the following:

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

Additionally, subject to its contractual obligations to us, if a collaborator of ours is involved in a business combination, the collaborator might deemphasize or terminate the development or commercialization of any product candidate licensed to it by us. If one of our collaborators terminates its agreement with us, we may find it more difficult to attract new collaborators and our perception in the business and financial communities could be adversely affected. In the fourth quarter of 2021, Glaxo Group Limited, an affiliate of GSK, terminated its collaboration with us without cause, effective March 16, 2022.

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

We do not plan to develop diagnostics internally and, as a result, if diagnostics are needed, we will be dependent on the efforts of our third-party collaborators to successfully commercialize diagnostics when existing, available technology may not be sufficient to identify patients for treatment with our therapeutic product candidates. For example, Roche Sequencing has developed a companion diagnostic kit for detecting activating mutations in EZH2 in the tazemetostat NHL program. Our collaborators:

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

We currently rely on third-party clinical research organizations to conduct our ongoing clinical trials. We do not plan to independently conduct clinical trials of tazemetostat, EZM0414 or any future product candidates. We expect to continue to rely on third parties, such as clinical research organizations, research collaborative groups, clinical data management organizations, medical institutions and clinical investigators, to conduct our clinical trials. These agreements might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, our product development activities might be delayed.

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

We contract with third parties for the manufacture of tazemetostat for commercialization and clinical testing and EZM0414 for clinical testing, and expect to contract with third parties for the manufacture of any other product candidates that we develop for preclinical and clinical testing and for commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

We do not have any manufacturing facilities and rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for preclinical and clinical testing, as well as for commercial manufacture of tazemetostat and any other product candidates we develop that receive marketing approval. This reliance on third parties increases the risk that we will not have sufficient quantities of tazemetostat, EZM0414 or any other product candidate or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

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

Tazemetostat, EZM0414 and any other product candidate that we may develop may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us.

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

We have also received orphan drug designation from the FDA for EZM0414 for the treatment of multiple myeloma. We may not receive orphan drug designation for tazemetostat or for EZM0414 for other indications, or for any other future clinical candidates we may develop.

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

On August 18, 2017, Congress passed the FDA Reauthorization Act of 2017, or FDARA. FDARA, among other things, codified the FDA’s pre-existing regulatory interpretation, to require that a drug sponsor demonstrate the clinical superiority of an orphan drug that is otherwise the same as a previously approved drug for the same rare disease in order to receive orphan drug exclusivity. The new legislation reverses prior precedent holding that the Orphan Drug Act unambiguously requires that the FDA recognize the orphan exclusivity period regardless of a showing of clinical superiority. Under Omnibus legislation signed by President Trump on December 27, 2020, the requirement for a product to show clinical superiority applies to drugs and biologics that received orphan drug designation before enactment of FDARA in 2017 but has not yet been approved or licensed by the FDA.

The FDA may further reevaluate the Orphan Drug Act and its regulations and policies. This may be particularly true in light of a decision from the Court of Appeals for the 11th Circuit in September 2021 finding that, for the purpose of determining the scope of exclusivity, the term “same disease or condition” means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” The court concluded that orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use”. We do not know if, when, or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

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

We have received Fast Track designation from the FDA for tazemetostat for patients with relapsed or refractory FL, relapsed or refractory DLBCL with EZH2 activating mutations, and metastatic or locally advanced ES who have progressed on or following an anthracycline-based treatment regimen. We have also received Fast Track designation from the FDA for EZM0414 in adult patients with relapsed or refractory DLBCL. We intend to seek Fast Track designation for tazemetostat and EZM0414 for other indications and any other future product candidates as appropriate. Our submissions for marketing approval of tazemetostat in ES and FL received expedited development and priority review. We may also seek breakthrough therapy designation for tazemetostat, EZM0414 or any future product candidate we may develop.

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

Additionally, on June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union, commonly referred to as Brexit. Following protracted negotiations, the United Kingdom left the European Union on January 31, 2020 and a transition period to December 31, 2020, was established to allow the United Kingdom and the European Union to negotiate the United Kingdom’s withdrawal. As a result, effective January 1, 2021, the United Kingdom is no longer part of the European Single Market and European Union Customs Union. A co-operation agreement was signed between the United Kingdom and the European Union in December 2020, which was applied provisionally beginning in January 1, 2021 and entered into force on May 1, 2021. The agreement addresses trade, economic arrangements, law enforcement, judicial cooperation and a governance framework including procedures for dispute resolution, among other things. As both parties continue to work on the rules for implementation, significant political and economic uncertainty remains about how the precise terms of the relationship between the parties will differ from the terms before withdrawal.

Since the regulatory framework for pharmaceutical products in the United Kingdom covering the quality, safety, and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales, and distribution of pharmaceutical products is derived from European Union directives and regulations, the consequences of Brexit and the impact the future regulatory regime that applies to products and the approval of product candidates in the United Kingdom remains unclear. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or the MHRA, became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law, whereas Northern Ireland will continue to be subject to European Union rules under the Northern Ireland Protocol. The MHRA will rely on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended), or the HMR, as the basis for regulating medicines. The HMR has incorporated into the domestic law of the body of European Union law instruments governing medicinal products that pre-existed prior to the United Kingdom’s withdrawal from the European Union. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom for our product candidates, which could significantly and materially harm our business.

We expect that we will be subject to additional risks in commercializing any of our product candidates that receive marketing approval outside the United States, including tariffs, trade barriers and regulatory requirements; economic weakness, including inflation, or political instability in particular foreign economies and markets; compliance with tax, employment, immigration and labor laws for employees living or traveling abroad; foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country; and workforce uncertainty in countries where labor unrest is more common than in the United States.

The FDA, EMA or other comparable foreign regulatory authorities could require the clearance or approval of a companion diagnostic device as a condition of approval for any product candidate that requires or would commercially benefit from such tests. Failure to successfully validate, develop and obtain regulatory clearance or approval for companion diagnostics on a timely basis or at all could harm our product development strategy and we may not realize the commercial potential of any such product candidate.

If safe and effective use of any of our other product candidates depends on an in vitro diagnostic, then the FDA generally will require approval or clearance of that diagnostic, known as a companion diagnostic, at the same time that the FDA approves our product candidates. The process of obtaining or creating such diagnostic is time consuming and costly. Companion diagnostics, which provide information that is essential for the safe and effective use of a corresponding therapeutic product, are subject to regulation by the FDA, EMA and other comparable foreign regulatory authorities as medical devices and require separate regulatory approval from therapeutic approval prior to commercialization. The FDA previously has required in vitro companion diagnostics intended to select the patients who will respond to a product candidate to obtain pre-market approval, or PMA, simultaneously with approval of the therapeutic candidate. The PMA process, including the gathering of preclinical and clinical data and the submission and review by the FDA, can take several years or longer. It involves a rigorous pre-market review during which the applicant must prepare and provide FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing, and labeling. After a device is placed on the market, it remains subject to significant regulatory requirements, including requirements governing development, testing, manufacturing, distribution, marketing, promotion, labeling, import, export, record-keeping, and adverse event reporting.

Given our limited experience in developing and commercializing diagnostics, we do not plan to develop companion diagnostics internally and thus will be dependent on the sustained cooperation and effort of third-party collaborators in developing and obtaining approval for these companion diagnostics. We may not be able to enter into arrangements with a provider to develop a companion diagnostic for use in connection with a registrational trial for our product candidates or for commercialization of our product candidates, or do so on commercially reasonable terms, which could adversely affect and/or delay the development or commercialization of our product candidates. We and our future collaborators may encounter difficulties in developing and obtaining approval for the companion diagnostics, including issues relating to selectivity/specificity, analytical validation, reproducibility, or clinical validation. Any delay or failure by our collaborators to develop or obtain regulatory approval of the companion diagnostics could delay or prevent approval of our product candidates. In addition, we, our collaborators or third parties may encounter production difficulties that could constrain the supply of the companion diagnostics, and both they and we may have difficulties gaining acceptance of the use of the companion diagnostics by physicians.

We believe that adoption of screening and treatment into clinical practice guidelines is important for payer access, reimbursement, utilization in medical practice and commercial success, but both our collaborators and we may have difficulty gaining acceptance of the companion diagnostic into clinical practice guidelines. If such companion diagnostics fail to gain market acceptance, it would have an adverse effect on our ability to derive revenues from sales, if any, of any of our product candidates that are approved for commercial sale. In addition, any companion diagnostic collaborator or third party with whom we contract may decide not to commercialize or to discontinue selling or manufacturing the companion diagnostic that we anticipate using in connection with development and commercialization of our product candidates, or our relationship with such collaborator or third party may otherwise terminate. We may not be able to enter into arrangements with another provider to obtain supplies of an alternative diagnostic test for use in connection with the development and commercialization of our product candidates or do so on commercially reasonable terms, which could adversely affect and/or delay the development or commercialization of our product candidates.

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

If our drug product candidates or any of our future drug product candidates obtain regulatory approval, additional competitors could enter the market with generic versions of such products, which may result in a material decline in sales of our competing products.

Under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Amendments to the Federal Food, Drug, and Cosmetic Act, or the FDCA, a company may file an abbreviated new drug application, or ANDA, seeking approval of a generic version of an approved innovator product. Under the Hatch-Waxman Amendments, a company may also submit an NDA under section 505(b)(2) of the FDCA that references the FDA’s prior approval of the innovator product or preclinical studies and/or clinical trials that were not conducted by, or for, the applicant and for which the applicant has not obtained a right of reference. A 505(b)(2) NDA product may be for a new or improved version of the original innovator product. The Hatch-Waxman Amendments also provide for certain periods of regulatory exclusivity, which preclude FDA approval (or in some circumstances, FDA filing and review) of an ANDA or 505(b)(2) NDA.

In addition to the benefits of regulatory exclusivity, an innovator NDA holder may have patents claiming the active ingredient, product formulation or an approved use of the drug, which would be listed with the product in the FDA publication “Approved Drug Products with Therapeutic Equivalence Evaluations,” known as the Orange Book. If there are patents listed in the Orange Book for the applicable, approved innovator product, a generic or 505(b)(2) applicant that seeks to market its product before expiration of the patents must include in their applications what is known as a “Paragraph IV” certification, challenging the validity or enforceability, or claiming non-infringement, of the listed patent or patents. Notice of the certification must be given to the patent owner and NDA holder and if, within 45 days of receiving notice, either the patent owner or NDA holder sues for patent infringement, approval of the ANDA or 505(b)(2) NDA is stayed for up to 30 months.

Accordingly, if any of our product candidates that are regulated as drugs are approved, competitors could file ANDAs for generic versions of these products or 505(b)(2) NDAs that reference our products. If there are patents listed for such drug products in the Orange Book, those ANDAs and 505(b)(2) NDAs would be required to include a certification as to each listed patent indicating whether the ANDA applicant does or does not intend to challenge the patent. We cannot predict which, if any, patents in our current portfolio or patents we may obtain in the future will be eligible for listing in the Orange Book, how any generic competitor would address such patents, whether we would sue on any such patents or the outcome of any such suit.

We may not be successful in securing or maintaining proprietary patent protection for products and technologies we develop or license, despite expending a significant amount of resources that could have been focused on other areas of our business. Moreover, if any of our owned or in-licensed patents that are listed in the Orange Book are successfully challenged by way of a Paragraph IV certification and subsequent litigation, the affected product could immediately face generic competition and its sales would likely decline rapidly and materially.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint

Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2031 under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act. Pursuant to subsequent legislation, however, these Medicare sequester reductions have been suspended through the end of March 2022. From April 2022 through June 2022 a 1% sequester cut will be in effect, with the full 2% cut resuming thereafter. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our products or product candidates for which we may obtain regulatory approval or the frequency with which any such product is prescribed or used.

Since enactment of the ACA, there have been and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts for Jobs Act, or TCJA, in 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019. Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA and therefore because the mandate was repealed as part of the TCJA, the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court heard this case on November 10, 2020 and on June 17, 2021, dismissed this action after finding that the plaintiffs do not have standing to challenge the constitutionality of the ACA. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

The Trump Administration also took executive actions to undermine or delay implementation of the ACA, including directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers or manufacturers of pharmaceuticals or medical devices. On January 28, 2021, however, President Biden revoked those Orders and issued a new Executive Order which directs federal agencies to reconsider rules and other policies that limit Americans’ access to health care and consider actions that will protect and strengthen that access. Under this Order, federal agencies are directed to re-examine: policies that undermine protections for people with pre-existing conditions, including complications related to COVID-19; demonstrations and waivers under Medicaid and the ACA that may reduce coverage or undermine the programs, including work requirements; policies that undermine the Health Insurance Marketplace or other markets for health insurance; policies that make it more difficult to enroll in Medicaid and the ACA; and policies that reduce affordability of coverage or financial assistance, including for dependents.

We expect that these healthcare reforms, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and additional downward pressure on the price that we receive for any approved product and/or the level of reimbursement physicians receive for administering any approved product we might bring to market. Reductions in reimbursement levels may negatively impact the prices we receive or the frequency with which our products are prescribed or administered. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. Accordingly, such reforms, if enacted, could have an adverse effect on anticipated revenue from any product or product candidate that we may successfully develop and for which we may obtain marketing approval and may affect our overall financial condition and ability to develop or commercialize any product or product candidate.

Current and future legislative efforts may limit the prices for our products, if and when they are licensed for marketing, and that could materially impact our ability to generate revenues.

The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. There have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, and reduce the costs of pharmaceuticals under

Medicare and Medicaid. In 2020, President Trump issued several executive orders intended to lower the costs of prescription products and certain provisions in these orders have been incorporated into regulations. These regulations include an interim final rule implementing a most favored nation model for prices that would tie Medicare Part B payments for certain physician-administered pharmaceuticals to the lowest price paid in other economically advanced countries, effective January 1, 2021. That rule, however, has been subject to a nationwide preliminary injunction and, on December 29, 2021, CMS issued a final rule to rescind it. With issuance of this rule, CMS stated that it will explore all options to incorporate value into payments for Medicare Part B pharmaceuticals and improve beneficiaries' access to evidence-based care.

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico, and New Hampshire) have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by the FDA. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed by the Biden administration until January 1, 2023.

On July 9, 2021, President Biden signed Executive Order 14063, which focuses on, among other things, the price of pharmaceuticals. The Order directs the Department of Health and Human Services, or HHS, to create a plan within 45 days to combat “excessive pricing of prescription pharmaceuticals and enhance domestic pharmaceutical supply chains, to reduce the prices paid by the federal government for such pharmaceuticals, and to address the recurrent problem of price gouging.” On September 9, 2021, HHS released its plan to reduce pharmaceutical prices. The key features of that plan are to: (a) make pharmaceutical prices more affordable and equitable for all consumers and throughout the health care system by supporting pharmaceutical price negotiations with manufacturers; (b) improve and promote competition throughout the prescription pharmaceutical industry by supporting market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase transparency; and (c) foster scientific innovation to promote better healthcare and improve health by supporting public and private research and making sure that market incentives promote discovery of valuable and accessible new treatments.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In addition, regional healthcare organizations and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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
•
the federal Physician Payments Sunshine Act requires applicable manufacturers of covered drugs to report payments and other transfers of value to physicians, other healthcare providers and teaching hospitals; and
•
analogous state laws and regulations, such as state anti-kickback and false claims laws and transparency statutes, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers.

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

Reporting and payment obligations under the Medicaid Drug Rebate Program and other governmental drug pricing programs are complex and may involve subjective decisions. Any failure to comply with those obligations could subject us to penalties and sanctions.

As a condition of reimbursement by various federal and state health insurance programs, pharmaceutical companies are required to calculate and report certain pricing information to federal and state agencies. The regulations governing the calculations, price reporting and payment obligations are complex and subject to interpretation by various government and regulatory agencies, as well as the courts. Reasonable assumptions have been made where there is lack of regulations or clear guidance and such assumptions involve subjective decisions and estimates. Pharmaceutical companies are required to report any revisions to our calculation, price reporting and payment obligations previously reported or paid. Such revisions could affect liability to federal and state payers and also adversely impact reported financial results of operations in the period of such restatement.

Uncertainty exists as new laws, regulations, judicial decisions, or new interpretations of existing laws, or regulations related to our calculations, price reporting or payments obligations increases the chances of a legal challenge, restatement or investigation. If a company becomes subject to investigations, restatements, or other inquiries concerning compliance with price reporting laws and regulations, it could be required to pay or be subject to additional reimbursements, penalties, sanctions or fines, which could have a material adverse effect on the business, financial condition and results of operations. In addition, it is possible that future healthcare reform measures could be adopted, which could result in increased pressure on pricing and reimbursement of products and thus have an adverse impact on financial position or business operations.

Further, state Medicaid programs may be slow to invoice pharmaceutical companies for calculated rebates resulting in a lag between the time a sale is recorded and the time the rebate is paid. This results in a company having to carry a liability on its consolidated balance sheets for the estimate of rebate claims expected for Medicaid patients. If actual claims are higher than current estimates, the company’s financial position and results of operations could be adversely affected.

In addition to retroactive rebates and the potential for 340B Program refunds, if a pharmaceutical firm is found to have knowingly submitted any false price information related to the Medicaid Drug Rebate Program to the Centers for Medicare & Medicaid Services (“CMS”), it may be liable for civil monetary penalties. Such failure could also be grounds for CMS to terminate the Medicaid drug rebate agreement, pursuant to which companies participate in the Medicaid program. In the event that CMS terminates a rebate agreement, federal payments may not be available under government programs, including Medicaid or Medicare Part B, for covered outpatient drugs.

Additionally, if a pharmaceutical company overcharges the government in connection with the FSS program or Tricare Retail Pharmacy Program, whether due to a misstated Federal Ceiling Price or otherwise, it is required to refund the difference to the government. Failure to make necessary disclosures and/or to identify contract overcharges can result in allegations against a company under the FCA and other laws and regulations. Unexpected refunds to the government, and responding to a government investigation or enforcement action, would be expensive and time-consuming, and could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Our collaborators are also subject to similar requirements outside of the U.S. and thus the attendant risks and uncertainties. If our collaborators suffer material and adverse effects from such risks and uncertainties, our rights and benefits for our licensed products could be negatively impacted, which could have a material and adverse impact on our revenues.

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

We have adopted a Code of Business Conduct and Ethics that mandates compliance with the FCPA and other anti-corruption laws applicable to our business throughout the world. We cannot ensure, however, that our employees and third party intermediaries will comply with this code or such anti-corruption laws. Noncompliance with anti-corruption and anti-money laundering laws could subject us to whistleblower complaints, investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, suspension and/or debarment from contracting with certain persons, the loss of export privileges, reputational harm, adverse media coverage, and other collateral consequences. If any subpoenas, investigations, or other enforcement actions are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, results of operations and financial condition could be materially harmed. In addition, responding to any such action will likely result in a materially significant diversion of management's attention and resources and significant defense and compliance costs and other professional fees. In certain cases, enforcement authorities may even cause us to appoint an independent compliance monitor which can result in added costs and administrative burdens.

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

Recruiting and retaining qualified scientific, clinical, manufacturing, regulatory, and sales and marketing personnel will also be critical to our success. We have conducted two restructurings since June 30, 2021 involving the termination of many employees. Given the potential impact on employee morale of, and disruption caused by, the restructuring and in light of the increasingly competitive job market for companies such as ours, we may not be able to retain our employees. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize products. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies, universities and research institutions for similar personnel. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain an adequate number of high quality personnel, our ability to pursue our growth strategy will be limited.

In the future we may need to expand our development, regulatory, sales, marketing and distribution capabilities. If and when we expand such capabilities, we may encounter difficulties in managing our growth, which could disrupt our operations.

In the future we may need to grow the number of employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs and, sales, marketing and distribution. If and when we experience such growth, we will be required to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such growth, if and when we determine to grow the number of our employees and the scope of our operations, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. Any such expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Our stock price has been and may in the future be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. From January 1, 2019 until February 15, 2022, the sale price of our common stock as reported on the Nasdaq Global Select Market ranged from a high of $27.82 to a low of $1.01. The market price for our common stock may be influenced by many factors, including:

•
revenue related to TAZVERIK;
•
regulatory developments with respect to tazemetostat;
•
the success of competitive products or technologies;
•
results of clinical trials of our product candidates or those of our competitors;
•
regulatory or legal developments in the United States and other countries with respect to our product candidates;
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

Changes in tax law may adversely affect our business or financial condition. The Tax Cuts and Jobs Act of 2017, or the TCJA, as amended by the CARES Act, significantly revised the Internal Revenue Code of 1986, as amended, or the Code. The TCJA, among other things, contained significant changes to corporate taxation, including a reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, the limitation of the tax deduction for interest expense to 30% of adjusted taxable income (except for certain small businesses), the limitation of the deduction for net operating losses arising in taxable years beginning after December 31, 2017 to 80% of current year taxable income and elimination of net operating loss carrybacks for losses arising in taxable years ending after December 31, 2017 (though any such net operating losses may be carried forward indefinitely and such net operating losses arising in taxable years beginning before January 1, 2021 are generally eligible to be carried back up to five years), the imposition of a one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, the elimination of U.S. tax on foreign earnings (subject to certain important exceptions), the allowance of immediate deductions for certain new investments instead of deductions for depreciation expense over time, and the modification or repeal of many business deductions and credits. In addition to the CARES Act, as part of Congress’ response to the COVID-19 pandemic, economic relief legislation has been enacted in 2020 and 2021 containing numerous tax provisions.

Regulatory guidance under the TCJA and such additional legislation is and continues to be forthcoming, and such guidance could ultimately increase or lessen impact of these laws on our business and financial condition. Also, as a result of the changes in the U.S. presidential administration and control of the U.S. Senate in 2021, additional tax legislation may be enacted; any such additional legislation could have an impact on us. In addition, it is uncertain if and to what extent various states will conform to the TCJA and additional tax legislation.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our headquarters are located in Cambridge, Massachusetts, where we occupy approximately 43,066 square feet of office and laboratory space. The term of the lease to our Cambridge headquarters expires November 30, 2024. In addition, we occupy an additional 33,525 square feet in Cambridge, Massachusetts. The term of this lease ends on March 31, 2027, but we have an option to extend the term for one additional five-year period.

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

Holders

As of February 15, 2022, there were 12 holders of record of our common stock. This number does not include beneficial owners whose shares are held in street name.

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

Stock Performance Graph

The following graph shows a comparison from December 31, 2016 through December 31, 2021 of the cumulative total return on an assumed investment of $100.00 in cash in our common stock, the Nasdaq Composite Index and the NASDAQ Biotechnology Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and NASDAQ Biotechnology Index assume reinvestment of dividends.

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

Note on the COVID-19 Pandemic

The ongoing COVID-19 pandemic continues to have widespread, evolving, and unpredictable impacts on global economies, supply chains, financial markets, business practices and societies. The complex challenges created by the COVID-19 pandemic have had an adverse impact on our business, operations, and financial performance, and as such we continue to take steps to respond to these challenges and adjust our commercial strategy and operating plans accordingly.

We believe that the COVID-19 pandemic has had an adverse impact on sales of TAZVERIK since the June 2020 FDA approval of TAZVERIK for follicular lymphoma, or FL. Our commercial and medical affairs field teams continue to use virtual formats as well as in-person interactions, where possible, to allow us to serve the needs of healthcare providers, patients and other stakeholders, However, access to prescribers remains restrictive, and we expect these challenges to continue through the first half of 2022.

In response, we have taken steps to adjust our commercial strategy and continue to further refine our commercial strategy, recognizing that some of the changes brought about by the COVID-19 pandemic, such as ongoing restrictions to access prescribers by traditional sales personnel, will likely persist after the resolution of the pandemic. We are evolving our commercial strategies and deployment of resources to address these changes in market dynamics as we seek to increase awareness of TAZVERIK in ES and FL.

Although the initiation, enrollment and completion of our ongoing and planned clinical trials have not been meaningfully disrupted, we have experienced some delays in clinical trial startup activities due to what we believe to be mostly related to COVID-19 related capacity constraints and resulting delays in the packaging and labeling of clinical drug supply at a third-party manufacturer. We are aware of the impact that COVID-19 continues to have on other clinical trials in our industry and there is a risk of material impact on the conduct of our clinical trials as well. We are continuing to work with our clinical trial sites as we seek to ensure study continuity, enable medical monitoring, facilitate study procedures and maintain clinical data and records, including the use of local laboratories for testing, home delivery of study drug and remote data and records monitoring.

To date, the COVID-19 pandemic has not had a material impact on our commercial supply chain, and we currently have a consistent supply of tazemetostat and TAZVERIK that we believe will cover our ongoing clinical development as well as the ongoing commercialization for ES and FL. From time to time, however, we have experienced some occasional delays in connection with our clinical supply, including delays related to packaging and labeling. As a proactive measure, we have taken certain steps to try to reduce the risk to our supply chain, such as advancing orders for long-lead items in anticipation of potential future delays or shortages. Because the ongoing COVID-19 pandemic could materially adversely impact our suppliers and result in delays or disruptions in our current or future supply chain, we are continuing to monitor and manage our supply chain accordingly.

We are implementing a multi-stage return to office plan, and in October 2021 we opened our facilities to all employees who expressed interest in participating in a return-to-office pilot program. In the meantime, many of our employees continue to work in a remote operating model. Our laboratory scientists who engage in bench research activities now have full access to our laboratories. We are using our pilot program to further evaluate this hybrid model and will use that evaluation to formulate how we will move forward. Ultimately, our return to office plan will be based primarily on guidance from federal, state and local government authorities, and we expect that some form of a hybrid model will continue to exist for us in the future.

We are closely monitoring the impact of the COVID-19 pandemic and related developments on our business, operations and financial performance. We plan to continue to assess the potential duration, scope and severity of the COVID-19 pandemic and its impacts on our business, operations and financial performance, and to continue to work closely with our third-party vendors, collaborators and other parties in order to seek to continue to advance our efforts with respect to the commercialization of TAZVERIK and to continue to advance the development of EZM0414 and our pipeline, while making the health and safety of our employees and their families, healthcare providers, patients and communities a top priority. Due to the evolving and uncertain global impacts of the COVID-19 pandemic, however, we cannot precisely determine or quantify the impact that this pandemic has had on our business, operations and financial performance to date or the impact that this pandemic will have in 2022 and beyond.

Please refer to our risk factors set forth in Part I, Item 1A. Risk Factors of this Annual Report on Form 10-K for the year ended December 31, 2021 for further discussion of risks related to the COVID-19 pandemic.

Operating Expense Reductions

In response to the challenges we have continued to face since we commenced the launch of TAZVERIK in FL in June 2020, in August 2021, we determined to implement changes to our commercial strategy and organization in an effort to accelerate commercial adoption of TAZVERIK in appropriate patients while also pursuing our research and broader corporate objectives.

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

In addition to the organizational changes and cross-functional headcount reduction announced in August 2021, on March 1, 2022, we announced a further reduction of our operating expenses, including a cross-functional workforce reduction of approximately 12% of our current employees. Additionally, we announced a pipeline reprioritization. Given the breadth of our current tazemetostat clinical development program, we have discontinued enrollment in our Phase 2 study of tazemetostat in combination with rituximab with FL in the third line or later treatment settings (SYMPHONY-2, EZH-1401), as well as in our Phase 1/1b basket study evaluating tazemetostat combinations in patients with solid tumors (EZH-1301) due to evolving market dynamics and a continued focus on optimizing our investments and eliminating potentially overlapping studies.

As part of these March 2022 headcount reductions and our pipeline reprioritization, we are implementing further changes to our commercial strategy, to our medical affairs and clinical development teams and to our broader organization. We are focused on accelerating commercial adoption of TAZVERIK in appropriate patients and on implementing a broader operational cost reduction plan that will reduce our headcount across different areas of the organization and re-prioritize our investment of company resources in important clinical trials and programs, including our SYMPHONY-1 (EZH-302), CELLO-1 (EZH-1101), EZH-1501 and SET-101 trials.

We expect that these actions will allow us to keep the company in a financial position that will enable us to continue to achieve important near-term milestones and execute on our long-term strategy. As part of the March 2022 workforce reduction, affected employees will be offered separation benefits, including severance payments along with temporary healthcare coverage assistance. We estimate that the severance and termination-related costs will be approximately $2.8 - 3.2 million and expect to record these charges in the first quarter of 2022. We expect that payments of these costs will be made through the end of the fourth quarter of 2022.

We plan to continue to implement our broader operational expense reduction effort, and to monitor and seek opportunities to further reduce our operating expenses.

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

We have one approved product, TAZVERIK (tazemetostat), which was granted accelerated approval by the U.S. Food and Drug Administration, or FDA, in 2020 for epithelioid sarcoma, or ES, and FL. Our focus is on maximizing our effectiveness as a commercial organization to achieve adoption of TAZVERIK among as many appropriate patients as possible, including in earlier treatment lines and in combination regimens with the data to support this expanded use; building on TAZVERIK’s pipeline-in-a-drug potential; and expanding our pipeline and evolving oncology portfolio, including with SET-101, our first-in-human Phase 1/1b trial of EZM0414, our novel, first-in-class, oral SETD2 inhibitor. We are leveraging our drug discovery platform and expertise as a leader in epigenetics, as well as our team’s deep experience across clinical development and commercialization to execute on our strategy.

In January 2020, the FDA granted accelerated approval of TAZVERIK (tazemetostat), an oral, first in class, selective small molecule inhibitor of the EZH2 histone methyltransferase, or HMT, for the treatment of adult and pediatric patients aged 16 years and older with metastatic or locally advanced ES not eligible for complete resection. This approval was based on overall response rate and duration of response data shown in the ES cohort of our Phase 2 trial in patients with INI1-negative tumors. We continue to make TAZVERIK available to eligible patients and their physicians in the United States.

As part of the accelerated approval for ES, continued approval for this indication is contingent upon verification and description of clinical benefit in a confirmatory trial. To provide this confirmatory evidence to support a full approval of TAZVERIK for this indication, we are conducting a single, randomized, controlled Phase 1b/3 confirmatory trial in the United States (EZH-301) assessing tazemetostat in combination with doxorubicin compared with doxorubicin plus placebo as a front-line treatment for ES. The trial is expected to enroll approximately 152 patients. We have completed the planned enrollment in the Phase 1b safety run-in portion of the trial and the Phase 3 efficacy portion of the trial is open for accrual. We reported safety and preliminary activity data from the patients in the safety run-in portion of the EZH-301 trial at the American Society of Clinical Oncology (ASCO) Annual Meeting in June 2021.

In June 2020, the FDA approved a supplemental New Drug Application, or sNDA, for TAZVERIK for adult patients with relapsed or refractory (R/R) FL whose tumors are positive for an EZH2 mutation as detected by an FDA-approved test and who have received at least two prior systemic therapies, and adult patients with relapsed or refractory FL who have no satisfactory alternative treatment options. These indications were approved under accelerated approval with a priority review, based on overall response rate and duration of response data shown in the FL cohorts of our Phase 2 clinical trial in patients with EZH2 mutations and wild-type EZH2. We continue to make TAZVERIK available to eligible patients and their physicians in the United States.

As part of the accelerated approval for FL, continued approval for these R/R FL indications is contingent upon verification and description of clinical benefit in a confirmatory trial. To provide this confirmatory evidence to support a full approval of TAZVERIK for these indications, we are conducting a single global, randomized, adaptive Phase 1b/3 confirmatory trial (EZH-302, SYMPHONY-1) assessing the combination of tazemetostat with “R2” (lenalidomide and rituximab), an approved chemotherapy-free treatment regimen, compared with R2 plus placebo for R/R FL patients in the second-line or later treatment setting. We plan to leverage the confirmatory trial and also conduct post-marketing commitments to expand the TAZVERIK label into the second-line treatment setting.

In December 2021 we presented updated safety and activity data from the Phase 1b safety run-in portion of this confirmatory trial at the 2021 American Society of Hematology (ASH) Annual Meeting. We continue to follow the 40 patients in the Phase 1b safety run-in portion of the trial, and we expect to present follow-up data from the safety run-in portion of the trial at a medical conference later in 2022.

We expect that the Phase 3 portion of the SYMPHONY-1 trial will be a global, randomized and adaptive confirmatory trial in 500 patients. Based on the Phase 1b safety run-in results, in December 2021 we submitted a protocol amendment to the FDA with 800 mg twice-daily as the recommended tazemetostat dose (RP3D) for the Phase 3 portion of the trial. After completing the 30-day voluntary waiting period following submission of the protocol amendment for 800 mg RP3D without any objection from the FDA, and as we continue to conduct the Phase 1b safety run-in portion of the trial, we have accelerated global start-up activities and are activating as many study sites as possible, globally, for the Phase 3 portion of the trial. The primary endpoint for the Phase 3 portion of the trial will be based on progression free survival as determined by investigator. Based on discussions with the FDA, this portion of the trial will include two interim analyses, the first of which is for futility only and the second of which will be conducted for futility, and if 65% of progression free survival events have occurred, the trial will also include an efficacy evaluation. In July 2021 China’s Center for Drug Evaluation, or CDE, approved the Investigational New Drug Application, or IND, we filed in China for SYMPHONY-1. We are currently screening patients in the Phase 3 portion of this trial and we expect to enroll the first patient in the Phase 3 portion of this trial in the first quarter of 2022.

Through our planned development efforts, our intention is to eventually make TAZVERIK available in all lines of treatment for patients with FL. In collaboration with The Lymphoma Study Association, or LYSA, and based on clinical activity observed with tazemetostat in combination with R-CHOP (rituximab, cyclophosphamide, doxorubicin, vincristine and prednisolone) as a front-line treatment for patients with high risk diffuse large B-cell lymphoma, or DLBCL, LYSA is conducting a Phase 1b/2 clinical trial to evaluate this combination as a front-line treatment for high-risk patients with FL and DLBCL. Patient enrollment in the Phase 2 portion of this trial is now nearly complete with 111 patients out of a target of approximately 122 patients in DLBCL and 61 patients out of a target of approximately 62 patients in FL enrolled as of February 23, 2022. We expect that interim results from the Phase 2 portion of this trial will be presented at a medical conference in the second half of 2022. We are also finalizing plans for investigator-sponsored studies to evaluate tazemetostat in combination with venetoclax or BTK inhibitors for the treatment of patients with FL in the third-line or later treatment settings.

We are also developing tazemetostat for the treatment of a broad range of other cancer types in multiple treatment settings. Tazemetostat has shown meaningful clinical activity as an investigational monotherapy in multiple cancer indications and has been generally well-tolerated across clinical trials to date. We believe tazemetostat is a “pipeline in a product” opportunity and plan to explore its potential utility in additional indications and combinations.

There are four areas where we see the greatest potential for tazemetostat, all of which are based on a strong scientific hypothesis and are for patients suffering from diseases that would benefit from a new effective and safe treatment option, including:

•
Lymphomas and B-cell malignancies, such as DLBCL, mantle cell lymphoma, or MCL, multiple myeloma and others;
•
Molecularly defined solid tumors, such as chordoma, melanoma, mesothelioma, and tumors harboring an EZH2 or SWI/SNF alteration;
•
PARPi-resistant tumors, such as castration-resistant prostate cancer, small cell lung cancer, and others; and
•
Immuno-oncology sensitive tumors, such as small cell lung cancer, prostate cancer and others.

As part of these broader tazemetostat development efforts, we are conducting a global, multi-center, open-label randomized Phase 1b/2 trial (EZH-1101, CELLO-1). The Phase 2 efficacy portion of the CELLO-1 trial, which is evaluating tazemetostat plus enzalutamide compared to enzalutamide monotherapy in patients with metastatic castration-resistant prostate cancer, or mCRPC, is approximately 75% enrolled toward a target of 80 patients and we expect to complete enrollment in the Phase 2 portion of the trial in 2022. We plan to provide updated data from the safety run-in portion of the trial as well as interim data from the Phase 2 portion of the trial in the second half of 2022.

We own the global development and commercialization rights to tazemetostat outside of Japan and greater China. Eisai Co. Ltd, or Eisai, holds the rights to develop and commercialize tazemetostat in Japan, and Hutchison China MediTech Investment Limited, or HutchMed, holds certain rights to develop and commercialize tazemetostat in greater China.

TAZVERIK is available to eligible patients in the United States via a specialty distribution network. Through this specialty distribution network, we sell TAZVERIK principally to a limited number of specialty pharmacies, which dispense the product directly to patients, and specialty distributors, which in turn sell the product to hospital pharmacies and community practice pharmacies for the treatment of patients. To commercialize TAZVERIK for the approved ES and FL indications in the United States, we have built a focused field presence and marketing capabilities.

On August 7, 2021, we entered into a strategic collaboration pursuant to a license agreement with HutchMed through which we granted a license to HutchMed for the co-exclusive (with us) development and exclusive commercialization of tazemetostat, either as monotherapy or as a part of combinations with other therapies, including HutchMed proprietary compounds, agreed by us and HutchMed for the treatment of ES, FL and DLBCL in humans, and any additional indications agreed to by us and HutchMed in mainland China, Taiwan, Hong Kong and Macau, or the HutchMed Territory.

For other geographies outside the United States, we are evaluating the most efficient path to obtain marketing approval, commercialize and distribute TAZVERIK to reach patients, including pursuing potential strategic collaborations. Based on comparators and the regulatory landscape, we have decided not to pursue marketing approval of tazemetostat as monotherapy from the European Medicines Agency, or EMA at this time.

Beyond tazemetostat, we are utilizing our drug discovery platform to progress preclinical efforts and discover and identify additional product candidates to expand our pipeline of inhibitors against several classes of chromatin modifying proteins, or CMPs, including HMTs, histone acetyltransferases, or HATs, and helicases.

Our most advanced product candidate, EZM0414, is a novel first-in-class oral inhibitor of the SETD2 HMT.

SETD2 is an HMT that plays multiple important roles in oncogenesis. Based on the potential of SETD2 inhibition demonstrated in multiple preclinical settings, including multiple myeloma, and in particular high risk t(4;14) multiple myeloma and in other B-cell malignancies such as DLBCL, as well as in combination with existing and emerging therapies including tazemetostat, we submitted an IND for EZM0414 to the FDA in July 2021. We received “study may proceed” from the FDA with respect to our IND for EZM0414 in July 2021. In October 2021, EZM0414 was granted Fast Track designation by the FDA in adult patients with relapsed or refractory DLBCL and in January 2022 we received orphan drug designation from the FDA for EZM0414 for the treatment of multiple myeloma. In the fourth quarter of 2021, we initiated a Phase 1/1b trial (SET-101) intended to evaluate the safety and optimize the dose and schedule of EZM0414 in R/R multiple myeloma and DLBCL patients. The Phase 1 portion of our SET-101 trial is a 3 + 3 dose escalation design and includes six planned dose levels ranging from 100 mg to 900 mg once daily. Once we have optimized the dose, we then expect to expand the trial to two patient cohorts in multiple myeloma: t(4;14) multiple myeloma and non t(4;14) multiple myeloma. Based on dose optimization data from the trial, we may add a third patient cohort in DLBCL. We are screening patients with one site open for the Phase 1 dose escalation portion of the SET-101 trial, which we expect will enroll between 30-36 patients. We plan to provide updates as the trial reaches key enrollment milestones along with preliminary data from the trial in 2022.

To date we have entered into various strategic collaborations, including with Eisai, HutchMed, Roche and other third parties. As one of several key aspects of our strategy, we plan to continue to leverage our existing collaborations and to seek to identify new potential strategic collaborations to further support and grow our business in and outside of the United States.

Through December 31, 2021, in addition to revenues from product sales, we have raised an aggregate of $1,568.3 million to fund our operations. This includes $268.8 of non-equity funding through our collaboration agreements, $368.1 million of funding, consisting of $150.0 million in equity funding received through agreements with RPI Finance Trust, or RPI, and $218.1 million in debt financing received through a loan agreement with BioPharma Credit Investments V (Master) LP and BPCR Limited Partnership (as transferee of BioPharma Credit Investments V (Master) LP’s interest as a lender), or the Lenders, $855.4 million from the sale of common stock and series A convertible preferred stock in our public and at-the-market offerings and $76.0 million from the sale of redeemable convertible preferred stock in private financings prior to our initial public offering in May 2013.

As of December 31, 2021, we had $176.8 million in cash, cash equivalents and marketable securities. In January 2022, the Company raised approximately $79.5 million in net proceeds (after deducting underwriting discounts and commissions and estimated offering costs) from the sale of 56,666,667 shares of its common stock in a public offering at a price of $1.50 per share.

We commenced active operations in early 2008, and since inception, have incurred significant operating losses. Our net loss was $251.1 million for the year ended December 31, 2021. As of December 31, 2021, our accumulated deficit totaled $1,239.8 million. Notwithstanding our sales of TAZVERIK, we expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect our expenses to increase in connection with our ongoing activities, particularly as we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. In addition, we expect our expenses to increase as we fund our tazemetostat development program; make any milestone and royalty payments provided for and achieved under the amended and restated collaboration and license agreement with Eisai; pay interest and principal associated with our amended and restated loan agreement with BioPharma Credit Investments V (Master) LP, BPCR Limited Partnership and BioPharma Credit PLC, or the Amended and Restated Loan Agreement; and continue research and development and initiate clinical trials of, and seek regulatory approval for, any future product candidates.

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

Collaborations

Refer to Item 1, Business--Our Collaborations and Note 11, Collaborations, of the notes to our consolidated financial statements included in this Annual Report on Form 10-K for a description of the key terms of our arrangements with Eisai Co. Ltd, or Eisai, Hutchison China MediTech Investment Limited, or HutchMed, and Roche Sequencing Solutions, Inc., or Roche Sequencing. On December 16, 2021, we received a notice of termination of our collaboration and license agreement with Glaxo Group Limited, effective March 16, 2022.

Results of Operations

For a discussion related to the results of operations for 2020 compared to 2019, refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations" in our Annual Report on Form 10–K for the year ended December 31, 2020 filed with the SEC on February 23, 2021.

Revenues

The following is a comparison of total revenues for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020	Change
	(In millions)
Product revenues, net	$30.9	$11.5	$19.4
Collaboration and other revenue	6.5	4.3	2.2
Total revenues	$37.4	$15.8	$21.6

Product Revenues, net

Net product revenues represent U.S. sales from our sole commercial product, TAZVERIK, which was first approved by the FDA on January 23, 2020, less allowances and accruals. During the years ended December 31, 2021, and 2020 net product revenues were $30.9 million and $11.5 million, respectively. The $19.4 million increase reflects the timing of approval of TAZVERIK for ES in January 2020 and the approval of TAZVERIK for FL in June 2020. The increase also reflects the inclusion of $7.4 million in product revenue during the year ended December 31, 2021 related to the sale of commercial product by one of our customers to a third-party pharmaceutical company for use in its clinical trials. Sales allowances and accruals consisted of patient financial assistance, distribution fees, discounts, and chargebacks.

Collaboration and Other Revenue

Our collaboration and other revenue during the periods included amounts recognized from deferred revenue related to upfront payments for licenses or options to obtain licenses in the future, research and development services revenue earned, milestone payments earned under collaboration and license agreements with our collaboration partners and revenue from the sale of tazemetostat active pharmaceutical ingredient (API) and drug product to our licensees and collaborators.

During the years ended December 31, 2021 and 2020, we recognized $6.5 million and $4.3 million, respectively, in collaboration and other revenue. In 2021 we recognized $6.5 million in collaboration and other revenue in connection with our waiver of our exclusive right to the supply of tazemetostat drug substance from Eisai’s manufacturer, the manufacture and supply of tazemetostat, and technical support services under our supply agreement with Eisai. In 2020 we recognized $3.8 million of collaboration and other revenue under our collaboration agreement with Celgene related to the recognition of the remaining deferred revenue related to the agreement, which was recognized as revenue as a result of the termination of the collaboration agreement with Celgene. We recognized $0.5 million in collaboration and other revenue under our collaboration agreement with Boehringer Ingelheim during the year ended December 31, 2020 related to amendments to extend the research period under the collaboration agreement under which Boehringer Ingelheim funded $0.5 million of additional research activities. In December 2020, we received written notice from Boehringer Ingelheim to terminate the collaboration agreement, effective January 31, 2021.

Cost of Revenue

The following is a comparison of cost of revenue for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020	Change
	(In millions)
Cost of product revenue	$9.7	$5.1	$4.6
Cost of other revenue	0.8	-	0.8
Total cost of revenue	$10.5	$5.1	$5.4

The cost of revenue consists of costs related to our product revenue and other revenue for the sales of TAZVERIK as well as tazemetostat drug product and drug substance. These costs include materials, labor, manufacturing overhead, amortization of milestone payments, and royalties payable on net sales of TAZVERIK and sales of tazemetostat drug product. Costs related to the sale of TAZVERIK are included in cost of product revenue while cost related to the sale of tazemetostat drug product and drug substance are included in cost of other revenue.

During the years ended December 31, 2021 and 2020, the cost of product revenue was $9.7 million and $5.1 million, respectively, and consisted of $0.9 million and $0.4 million, respectively, in costs associated with manufacturing TAZVERIK, $4.2 million and $3.0 million, respectively, in amortization expense related to the two $25.0 million milestone payments under our agreement with Eisai upon regulatory approval of TAZVERIK for ES and upon regulatory approval of TAZVERIK for FL, and $4.6 million and $1.7 million, respectively, in worldwide royalties due under the Eisai License Agreement on net sales of TAZVERIK in the year ended December 31, 2021. Cost of other revenue during the year ended December 31, 2021 consisted of $0.8 million of costs related to sales of tazemetostat drug product to Eisai. All product costs incurred prior to FDA approval of TAZVERIK in January 2020 were expensed as research and development expenses. We expect our cost of product revenues (excluding amortization of intangible assets) to continue to be positively impacted during 2022, as we sell through certain inventory that was expensed prior to FDA approval of TAZVERIK in January 2020.

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

In our early-stage research, we identify and prioritize novel CMPs that are implicated in cancer, and seek to develop potent and selective small molecule inhibitors of these targets. During this phase of research, our external costs primarily relate to lead discovery, biology, drug metabolism and pharmacokinetics and chemistry services from a multinational network of third-party providers of research and development services. As our product candidates progress into preclinical and clinical development, external costs are driven by clinical trial costs, manufacturing expenses, and third-party research and development expenses.

In circumstances where our collaboration and license agreements provide for equally co-funded global development under joint risk sharing collaborations, and where we are the study sponsor, amounts received for co-funding are recorded as a reduction to research and development expense.

The following is a comparison of research and development expenses for the years ended December 31, 2021 and 2020 :

	Year Ended December 31,
	2021	2020	Change	%
	(In millions)
Research and development	$131.0	$110.9	$20.1	18.1%

During the year ended December 31, 2021, total research and development expenses increased by $20.1 million compared to the year ended December 31, 2020, primarily due to increases in clinical trial expenses and discovery research activities related to tazemetostat in indications other than the approved indications as well as our SETD2 inhibitor EZM0414 program. Additionally, severance and termination-related costs totaling $0.4 million were recorded as research and development expenses in 2021 related to the August 2021 cost reduction plan. Increases in research and development expenses were partially offset by decreases in costs associated with the build-out of our regulatory and late-stage development groups.

The following table illustrates the components of our research and development expenses:

	Year Ended December 31,
Product Program	2021	2020	Change	%
	(In millions)
External research and development expenses:
Tazemetostat and related EZH2 programs	$54.1	$42.0	$12.1	28.8%
SETD2 inhibitor EZM0414 program	2.0	—	2.0	100.0
Discovery and preclinical stage product programs, collectively	19.4	17.8	1.6	9.0
Unallocated personnel and other expenses	55.5	51.1	4.4	8.6
Total research and development expenses	$131.0	$110.9	$20.1	18.1%

External research and development expenses include external manufacturing costs related to the acquisition of active pharmaceutical ingredient and manufacturing of clinical drug supply, ongoing clinical trial costs, discovery and preclinical research in support of the tazemetostat program and expenses associated with our SETD2 inhibitor EZM0414 program.

External research and development expenses for tazemetostat and related EZH2 programs increased by $12.1 million for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase in external tazemetostat and related EZH2 programs research and development expenses in the year ended December 31, 2021 relates to increases in clinical trial expenses and discovery research activities related to tazemetostat in other indications associated with increased clinical trial activity, which were offset by decreases in costs associated with the build-out of our regulatory and late-stage development groups that we conducted in 2020.

External research and development expenses for our EZM0414 SETD2 inhibitor program increased $2.0 million for the year ended December 31, 2021 compared to the 2020. We designated the program as a clinical development program in the third quarter of 2021. Prior to the designation of the program as a clinical development program, we allocated costs related to the EZM0414 program to external research and development expenses for discovery and preclinical stage product programs.

External research and development expenses for discovery and preclinical stage product programs increased by $1.6 million for the year ended December 31, 2021 compared to the year ended December 31, 2020, was primarily related to increased spending for discovery research activities and development activities related to our preclinical programs, partially offset by reduced preclinical costs in connection with our EZM0414 SETD2 inhibitor program as a result of the designation of the EZM0414 SETD2 inhibitor program as a clinical development program in the third quarter of 2021.

Unallocated personnel and other expenses are comprised of compensation expenses for our full-time research and development employees and other general research and development expenses. Unallocated personnel and other expenses for the year ended December 31, 2021 increased $4.4 million compared to the year ended December 31, 2020. The increase is a result of increases in facilities and equipment related expenses and in unallocated personnel costs, offset by an increase in the allocation of expenses to projects.

We expect that research and development expenses will decrease in 2022, as we continue to implement our operating expense reductions and prioritize our investment of company resources in important clinical trials and programs, including our SYMPHONY-1 (EZH-302) and CELLO-1 (EZH-1101), EZH-1501 and SET-101 trials.

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

The following is a comparison of selling, general and administrative expenses for the years ended December 31, 2021 and 2020 :

	Year Ended December 31,
	2021	2020	Change	%
	(In millions)
Selling, general and administrative	$134.0	$125.2	$8.8	7.0%

For the year ended December 31, 2021, our selling, general and administrative expenses increased $8.8 million compared to the year ended December 31, 2020, primarily due to increased commercialization activities, including the build-out of our sales force and commercial infrastructure to support the commercial launch of TAZVERIK in the approved ES and FL indications, and increased personnel related expenses. Additionally, severance and termination-related costs totaling $1.6 million were recorded as selling, general and administrative expenses in 2021 related to the August 2021 cost reduction plan.

We expect that selling, general and administrative expenses will decrease in 2022 as we implement changes to our commercial strategy and organization in an effort to accelerate commercial adoption of TAZVERIK in appropriate patients as well as an operational cost reduction across general and administrative functions as part of our prioritization of our investment of company resources in important clinical trials and programs.

Other (Expense) Income, Net

The following is a comparison of other (expense) income, net for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020	Change	%
	(In millions)
Other income, net
Interest income	$0.2	$2.9	$(2.7)	(93.1)%
Interest expense	(22.5)	(7.6)	(14.9)	196.1
Other expense, net	(0.1)	(0.1)	—	-
Change in fair value of warrants to purchase common stock	11.1	—	11.1	100.0
Non-cash interest expense related to sale of future royalties	(1.8)	(1.4)	(0.4)	28.6
Other (expense) income, net	$(13.1)	$(6.2)	$(6.9)	111.3%

Other (expense) income, net consists of interest income earned on our cash equivalents and marketable securities, net of imputed interest expense paid under our capital lease obligation. The increase in other expense for the year ended December 31, 2021 is principally due to an increase in interest expense of $15.0 million incurred in connection with our long-term debt obligations under our Amended and Restated Loan Agreement which increased to a principal balance of $220.0 million in the fourth quarter of 2020, a decrease in net interest income of $2.6 million due to a combination of lower cash, cash equivalents and marketable securities combined with lower rates of return, and an increase in non-cash interest expense related to the sale of future royalties of $0.4 million. These increases in other expense were offset by income related to the changes in fair value of warrant liability of $11.1 million due to a decrease in our stock price.

Income Tax Benefit

We evaluated the expected recoverability of our net deferred tax assets as of December 31, 2021 and 2020, and determined that there was insufficient positive evidence to support the recoverability of these net deferred tax assets, concluding it is more likely than not that our net deferred tax assets would not be realized in the future; therefore, the Company provided a full valuation allowance against its net deferred tax asset balance as of December 31, 2021 and 2020.

Liquidity and Capital Resources

For a discussion related to our cash flows for 2020 compared to 2019, refer to Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources" in our Annual Report on Form 10–K for the year ended December 31, 2020 filed with the SEC on February 23, 2021

Through December 31, 2021, in addition to revenues from product sales, we have raised an aggregate of $1,568.3 million to fund our operations. This includes $268.8 million in non-equity funding through our collaboration agreements, $368.1 million of funding, consisting of $150.0 million in equity funding received through agreements with RPI Finance Trust, or RPI, and $218.1 million in debt financing received through a loan agreement with BioPharma Credit Investments V (Master) LP and BPCR Limited Partnership (as transferee of BioPharma Credit Investments V (Master) LP’s interest as a lender), or the Lenders, $855.4 million from the sale of common stock and series A convertible preferred stock in our public offerings and at-the-market offerings and $76.0 million was from the sale of redeemable convertible preferred stock in private financings prior to our initial public offering in May 2013. As of December 31, 2021, we had $176.8 million in cash, cash equivalents and marketable securities.

On May 6, 2021, we entered into an Open Market Sale AgreementSM, or ATM Sale Agreement, with Jefferies LLC, or Jefferies, to sell, from time to time, shares of our common stock having an aggregate offering price of up to $200,000,000 through an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended, under which Jefferies would act as sales agent, which we refer to as the ATM Offering. The shares that may be sold under the ATM Sale Agreement, if any, are issued and sold pursuant to our shelf registration statement on Form S-3 that was declared effective by the Securities and Exchange Commission on May 13, 2021. Through December 31, 2021, we have sold a total of 3,840,977 shares under the ATM Offering, resulting in aggregate net proceeds to us of approximately $16.0 million after deducting issuance costs of $0.5 million.

In addition to our existing cash, cash equivalents and marketable securities, we are eligible to earn milestone payments under our collaboration agreement with HutchMed. Our ability to earn these payments and the timing of earning these payments is dependent upon the outcome of research and development activities and is uncertain at this time.

In January 2022, we raised approximately $79.5 million in net proceeds (after deducting underwriting discounts and commissions and estimated offering costs, but excluding any expenses and other costs reimbursed by the underwriters) from the sale of 56,666,667 shares of our common stock in a public offering at a price of $1.50 per share.

Funding Requirements

Our primary uses of capital are clinical trial costs, third-party research and development services, expenses related to commercialization, debt service obligations, compensation and related expenses, laboratory and related supplies, legal and other regulatory expenses and general overhead costs.

Because the continued approval of TAZVERIK in the approved indications is contingent upon verification and description of clinical benefit in confirmatory trials, and because we are developing tazemetostat for other indications, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of TAZVERIK for the approved indications or the indications that we are exploring or that we may plan to explore. Because EZM0414 is an early clinical product candidate and any future product candidates are in various stages of preclinical development with uncertain outcomes, we also cannot estimate the actual amounts necessary to successfully complete the development and commercialization of EZM0414 or future product candidates. Because of these uncertainties, we also cannot estimate whether, or when, we may achieve profitability. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity or debt financings and collaboration arrangements. Except for any obligations of our collaborators to make license, milestone or royalty payments under our agreements with them, we do not have any committed external sources of liquidity. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interest of our stockholders may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaboration arrangements in the future, we may have to relinquish valuable rights to our technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise any additional funds that may be needed through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Outlook

Based on our current operating plan, we expect that our existing cash, cash equivalents and marketable securities as of December 31, 2021, together with the $79.5 million in net proceeds raised from the common stock offering in January 2022 and cash we expect to generate from product sales, will be sufficient to fund our planned operating expenses and capital expenditure requirements and pay our debt service obligations as they become due into the third quarter of 2023, without giving effect to any potential milestone payments we may receive under our collaboration agreements. We have based this estimate on assumptions that may prove to be wrong, such as the revenue that we expect to generate from the sale of our products, or as to our clinical development costs, particularly as the process of testing drug candidates in clinical trials is costly and the timing of progress in these trials is uncertain. As a result, we could use our capital resources sooner than we expect.

Cash Flows

The following is a summary of cash flows for the years ended for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020	Change	%
	(In millions)
Net cash (used in) operating activities	$(226.9)	$(206.3)	$(20.6)	10.0%
Net cash provided by (used in) investing activities	125.5	(14.6)	140.1	(959.6%)
Net cash provided by financing activities	31.5	249.7	(218.2)	(87.4%)

Net Cash Used in Operating Activities

Net cash used in operating activities was $226.9 million during the year ended December 31, 2021 compared to $206.3 million during the year ended December 31, 2020. The increase in net cash used in operating activities of $20.6 million primarily relates to our net loss of $251.1 million and the $11.1 million change in fair value of warrants, partially offset by changes in working capital of $0.2 million, net depreciation and amortization of $5.2 million, non-cash stock-based compensation of $26.8 million, and non-cash interest expense associated with the sale of future royalties of $1.8 million.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities during the year ended December 31, 2021 reflects maturities of available-for-sale securities of $388.6 million, offset by $262.6 million of purchases of available-for-sale securities, and $0.5 million of purchases of property and equipment.

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

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $31.5 million during the year ended December 31, 2021 primarily reflects net proceeds from the sale of common stock under the ATM Sale Agreement of $16.0 million, the purchases of shares under our employee stock purchase plan of $1.9 million, stock option exercises of $0.9 million, and $13.1 million from the issuance of the HutchMed Warrant, partially offset by the payment of offering costs of $0.3 million related to the ATM program.

Net cash provided by financing activities of $249.7 million during the year ended December 31, 2020 primarily reflects cash received from the sale of common stock of $50.0 million in connection with our exercise of our Put Option to sell shares of our common stock to Royalty Pharma, net cash received during the period from Tranche B Tranche C and Tranche D Loan borrowings totaling $195.0 million under the Amended and Restated Loan Agreement, stock option exercises of $6.7 million, and the purchases of shares under our employee stock purchase plan of $1.3 million, partially offset by payments of debt issuance costs of $3.1 million and offering costs of $0.1 million.

Contractual Obligations and Contingent Liabilities

On August 11, 2021, we entered into a fifth amendment to the Technology Square Lease, the Fifth Amendment, with ARE-TECH Square, LLC. Under the Fifth Amendment, we extended the term of the Technology Square Lease through November 30, 2024. Under the Fifth Amendment, we will continue to pay the current monthly base rent amount contemplated by the Technology Square Lease through November 30, 2022, with an increase commencing on December 1, 2022 and adjusting the monthly base rent amount to approximately $377,000 and an increase commencing on December 1, 2023 and adjusting the monthly base rent amount to approximately $388,000 through November 30, 2024. Under the current terms of the Technology Square Lease, we do not have any further right to extend the term beyond November 30, 2024.

We remain committed to fund $1.0 million of development costs payable to Roche Molecular, or Roche, upon certain development and regulatory milestones, under our amended companion diagnostic agreement with Roche.

We have incurred secured indebtedness of $220.0 million under our amended and restated loan agreement with BioPharma Credit Investments V (Master) LP, BPCR Limited Partnership and BioPharma Credit PLC. The interest rate for the loans under the agreement are determined by reference to a Eurodollar rate plus 7.75% above such Eurodollar rate subject to a 2.00% floor. Interest is paid quarterly with principal repayments beginning in the first quarter of 2024. Our long-term debt obligation is more fully described in Note 13, Long-Term Debt to the financial statements in Item 15 of this Annual Report on Form 10-K.

This description of our contractual obligations does not include potential future milestones or royalties that we may be required to make under license and collaboration agreements due to the uncertainty of events requiring payment under these agreements.

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

We define our critical accounting policies as those accounting principles generally accepted in the United States of America that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations as well as the specific manner in which we apply those principles. Management has determined that our most critical accounting policies are those relating to revenue recognition, research and development expenses, including our accounting for clinical trial expense and accruals, inventory and going concern. As our clinical development plan for tazemetostat and EZM0414 progresses, we expect research and development expenses and, in particular, our accounting for clinical trial accruals to be an increasingly important critical accounting policy.

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

Royalties – For arrangements that include sales-based royalties, including milestone payments based on a level of sales, and the license is deemed to be the predominant item to which the royalties relate, we recognize revenue at the later of (i) when the related sales occur or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). To date, we have not recognized any royalty revenue resulting from any of our licensing arrangements.

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

Prior to receiving our first approval from the U.S. Food and Drug Administration, or FDA, on January 23, 2020, we expensed all costs incurred related to the manufacture of TAZVERIK as research and development expense because of the inherent risks associated with the development of a product candidate, the uncertainty about the regulatory approval process and the lack of history for us of regulatory approval of drug candidates.

Going Concern

At each reporting period, we evaluate whether there are conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The Company is required to make certain additional disclosures if it concludes substantial doubt exists about the Company's ability to continue as a going concern within one year after the date that the financial statements are issued and such doubt is not alleviated by the Company’s plans or when its plans alleviate substantial doubt about the Company’s ability to continue as a going concern. The Company’s evaluation entails analyzing prospective operating budgets and forecasts for expectations of the Company’s cash needs, and comparing those needs to its available cash, cash equivalents and marketable securities.

The analysis of the Company’s ability to continue as a going concern includes consideration of the Company’s current cash needs, including its research and development plans, commercialization activities associated with the continued commercialization of TAZVERIK in the ES and FL indications, its existing debt service obligations, and anticipated cost savings from its operational cost reduction plans, including ongoing efforts to eliminate costs not related to the Company’s strategic focus. The analysis includes forecasted product revenues from sales of TAZVERIK. Such estimates of future sales contain significant judgment as TAZVERIK was first launched in the first half of 2020 and there is little history with which to base such estimates. In addition, the Company’s ongoing efforts to eliminate costs not related to the Company’s strategic focus contains uncertainties as to whether the Company can attain such benefits.

Based on its analysis, the Company concluded that its available cash, cash equivalents and marketable securities as of December 31, 2021 combined with the $79.5 million raised in January 2022 will be sufficient to fund current planned operations and capital expenditure requirements and pay its debt service obligations as they become due into the third quarter of 2023, which is at least 12 months from the filing date of this Annual Report on Form 10-K with the SEC. As a result, the Company concluded that it did not identify conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these financial statements were issued. The Company’s current operating plan is based on assumptions that may prove to be wrong, and the Company could use its capital resources sooner than it expects, in which case the Company would evaluate further reductions in its expenses or obtaining additional financing sooner than it otherwise would, which additional financing may not be available or may only be available on terms that are not acceptable to the Company.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of December 31, 2021, we had cash equivalents and available for sale securities of $176.8 million consisting of money market funds, corporate bonds, commercial paper and government-related obligations. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. We estimate that a hypothetical 100-basis point change in market interest rates would impact the fair value of our investment portfolio as of December 31, 2021 by $0.1 million.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of December 31, 2021. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of December 31, 2021, our disclosure controls and procedures were (1) designed to ensure that material information relating to us is made known to our management including our principal executive officer and principal financial officer by others, particularly during the period in which this report was prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control—Integrated Framework (2013). Based on its assessment, management believes that, as of December 31, 2021, our internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP, our independent registered public accounting firm has audited the consolidated financial statements included in this Annual Report on Form 10-K and, as part of the audit, has issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2021, which report is included herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Epizyme, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Epizyme, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Epizyme, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated March 1, 2022 expressed an unqualified opinion thereon.

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

March 1, 2022

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On February 25, 2022, our Board of Directors approved a reduction in our workforce by approximately 12% across different areas and functions in the Company. This workforce reduction is expected to be completed by the end of the first quarter of 2022.

Affected employees will be offered separation benefits, including severance payments along with temporary healthcare coverage assistance. We estimate that the severance and termination-related costs will be approximately $2.8 - 3.2 million and we expect to record these charges in the first quarter of 2022. The Company expects that payments of these costs will be made through the end of the fourth quarter of 2022.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding our directors, including the audit committee and audit committee financial experts, and executive officers and compliance with Section 16(a) of the Exchange Act will be included in our 2022 Proxy Statement and is incorporated herein by reference.

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

Item 11. Executive Compensation

The information required by this item regarding executive compensation will be included in our 2022 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item regarding security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans will be included in our 2022 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item regarding certain relationships and related transactions and director independence will be included in our 2022 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item regarding principal accounting fees and services will be included in our 2022 Proxy Statement and is incorporated herein by reference.

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
3.
Exhibits:

Exhibit Number	Description of Exhibit

3.1	Restated Certificate of Incorporation of the Registrant, as amended (19)

3.2	Amended and Restated Bylaws of the Registrant (2)

4.1	Form of Series A Preferred Stock Certificate (15)

4.2	Certificate of Designation of Series A Convertible Preferred Stock of the Company (15)

4.3	Description of Securities of the Registrant (18)

10.1+	2008 Stock Incentive Plan (1)

10.2+	Form of Incentive Stock Option Agreement under 2008 Stock Incentive Plan (1)

10.3+	Form of Nonstatutory Stock Option Agreement under 2008 Stock Incentive Plan (1)

10.4+	Form of Restricted Stock Agreement under 2008 Stock Incentive Plan (1)

10.5+	2013 Stock Incentive Plan, as amended on March 24, 2020 (16)

10.6+	Form of Stock Option Agreement under 2013 Stock Incentive Plan (18)

10.7+	Form of Restricted Stock Agreement under 2013 Stock Incentive Plan (2)

10.8+	Form of Restricted Stock Unit Agreement under 2013 Stock Incentive Plan (18)

10.9+	2013 Employee Stock Purchase Plan (2)

10.10+	Executive Severance and Change in Control Plan (11)

10.11+	Form of Restricted Stock Unit Agreement (Inducement Grant) (22)

10.12+	Form of Restricted Stock Unit Agreement (Inducement Grant) (22)

10.13+	Employment Offer Letter between the Registrant and Robert Bazemore, dated August 5, 2015 (5)

10.14+	Employment Offer Letter between the Company and Matthew E. Ros, dated April 15, 2016 (6)

10.15+	Employment Offer Letter between the Registrant and Paolo Tombesi, dated July 1, 2019 (13)

10.16+	Employment Offer Letter between the Company and Shefali Agarwal, dated June 18, 2018 (10)

10.17+	Employment Offer Letter between the Company and Jeffery Kutok, dated February 21, 2020 (16)

10.18+	Employment Offer Letter between the Company and Victoria Vakiener, dated October 23, 2018 (17)

10.19+	Employment Offer Letter between the Company and Grant Bogle, dated August 4, 2021 (22)

10.20+	Consulting Agreement dated August 4, 2021 between the Company and Robert B. Bazemore (22)

10.21	Form of Director and Officer Indemnification Agreement (2)

10.22☐	Companion Diagnostics Agreement dated as of December 18, 2012 between the Registrant and Eisai Co., Ltd. on the one side and Roche Molecular Systems, Inc. on the other side (23)

10.23☐	First Amendment to the Companion Diagnostics Agreement dated October 23, 2013 between the Registrant and Eisai Co. Ltd. on the one side and Roche Molecular Systems, Inc. on the other side (23)

10.24☐	Second Amendment to the Companion Diagnostics Agreement dated November 16, 2015 between the Registrant and Eisai Co. Ltd. on the one side and Roche Molecular Systems, Inc. on the other side (23)

10.25†	Third Amendment to the Companion Diagnostics Agreement dated March 7, 2018 between the Registrant and Eisai Co. Ltd. on the one side and Roche Molecular Systems, Inc. on the other side (9)

10.26	Amended and Restated Letter Agreement dated as of March 12, 2015 by and between the Registrant and Eisai Co., Ltd. relating to the Companion Diagnostics Agreement (4)

10.27☐	Amended and Restated Collaboration and License Agreement dated as of March 12, 2015, by and between the Registrant and Eisai Co. Ltd. (17)

10.28	Lease Agreement dated as of June 15, 2012 between the Registrant and ARE-TECH Square, LLC (1)

10.29+	Non-Employee Director Compensation Program, effective January 1, 2021 (17)

10.30	First Amendment to Lease Agreement dated as of September 30, 2013 between the Registrant and ARE-TECH Square, LLC (3)

10.31	Second Amendment to Lease Agreement dated as of May 18, 2016 between the Registrant and ARE-TECH Square, LLC (7)

10.32	Third Amendment to Lease Agreement, entered into May 25, 2017 and effective May 18, 2017, by and between the Company and ARE-TECH Square, LLC (8)

10.33	Fourth Amendment to Lease Agreement, entered into May 25, 2017 and effective May 18, 2017, by and between the Company and ARE-TECH Square, LLC (8)

10.34☐

Fourth Amendment to the Companion Diagnostics Agreement dated July 26, 2019 between the Registrant and Eisai Co. Ltd. on the one side and Roche Molecular Systems, Inc. and Roche Sequencing Solutions, Inc. on the other side. (14)

10.35	Lease Agreement dated as of August 16, 2019 by and between the Registrant and BMR-Hampshire LLC. (14)

10.36	Amended and Restated Loan Agreement dated as of November 3, 2020 by and among the Registrant and BioPharma Credit Investments V (Master) LP, BPCR Limited Partnership and BioPharma Credit PLC (17)

10.37	Guaranty and Security Agreement dated as of November 18, 2019 by and between the Registrant and BioPharma Credit PLC (15)

10.38☐	Purchase Agreement dated as of November 4, 2019 by and between the Registrant and RPI Finance Trust (15)

10.39	Warrant Agreement dated as of November 4, 2019 by and between the Registrant and RPI Finance Trust (15)

10.40	Fifth Amendment to Lease Agreement, dated as of August 11, 2021, by and between the Company and ARE-TECH Square, LLC (20)

10.41☐	License Agreement dated August 7, 2021 between the Registrant and Hutchison China MediTech Investment Limited (22)

10.42	Warrant to Purchase Stock, dated August 7, 2021, by and between the Registrant and Hutchison China MediTech Investment Limited (21)

10.43+	Consulting Agreement, dated October 1, 2021, by and between the Registrant and Victoria Vakiener (23)

10.44+	Consulting Agreement, dated October 27, 2021, by and between the Registrant and Matthew Ros (23)

21.1	Subsidiaries of the Registrant (1)

23.1	Consent of Ernst & Young LLP (23)

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (23)

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (23)

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by Grant Bogle, President and Chief Executive Officer of the Company. (23)

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
(4)
Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-35945) filed with the Securities and Exchange Commission on March 16, 2015.
(5)
Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-35945) filed with the Securities and Exchange Commission on August 6, 2015.
(6)
Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-35945) filed with the Securities and Exchange Commission on May 6, 2016.
(7)
Incorporated by reference to the Quarterly Report on Form 10-Q (File No. 001-35945) filed with the Securities and Exchange Commission on August 8, 2016.
(8)
Incorporated by reference to the Current Report on Form 8-K (File No. 001-35945) filed with the Securities and Exchange Commission on May 30, 2017.
(9)
Incorporated by reference to the Quarterly Report on Form 10-Q (File No. 001-35945) filed with the Securities and Exchange Commission on May 8, 2018.

(10)
Incorporated by reference to the Quarterly Report on Form 10-Q (File No. 001-35945) filed with the Securities and Exchange Commission on November 2, 2018.
(11)
Incorporated by reference to the Annual Report on Form 10-K (File No. 001-35945) filed with the Securities and Exchange Commission on February 26, 2019.
(12)
Incorporated by reference to the Current Report on Form 8-K (File No. 001-35945) filed with the Securities and Exchange Commission on March 7, 2019.
(13)
Incorporated by reference to the Quarterly Report on Form 10-Q (File No. 001-35945) filed with the Securities and Exchange Commission on August 9, 2019.
(14)
Incorporated by reference to the Quarterly Report on Form 10-Q (File No. 001-35945) filed with the Securities and Exchange Commission on October 31, 2019.
(15)
Incorporated by reference to the Annual Report on Form 10-K (File No. 001-35945) filed with the Securities and Exchange Commission on February 27, 2020.
(16)
Incorporated by reference to the Quarterly Report on Form 10-Q (File No. 001-35945) filed with the Securities and Exchange Commission on May 4, 2020.
(17)
Incorporated by reference to the Annual Report on Form 10-K (File No. 001-35945) filed with the Securities and Exchange Commission on February 23, 2021.
(18)
Incorporated by reference to the Quarterly Report on Form 10-Q (File No. 001-35945) filed with the Securities and Exchange Commission on May 6, 2021.
(19)
Incorporated by reference to the Quarterly Report on Form 10-Q (File No. 001-35945) filed with the Securities and Exchange Commission on August 9, 2021.
(20)
Incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-35945) filed with the Securities and Exchange Commission on August 16, 2021.
(21)
Incorporated by reference to the Registration Statement on Form S-3 (File No. 333-259680) filed with the Securities and Exchange Commission on September 21, 2021.
(22)
Incorporated by reference to the Registration Statement on Form 10-Q (File No. 001-35945) filed with the Securities and Exchange Commission on November 9, 2021.
(23)
Filed with this Annual Report on Form 10-K.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Epizyme, Inc.

By:	/s/ Grant Bogle
Grant Bogle
President and Chief Executive Officer

Dated: March 1, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ Grant Bogle	President, Chief Executive Officer, Director	March 1, 2022
Grant Bogle	(Principal Executive Officer and Principal Financial Officer)

/s/ Joseph Beaulieu	Vice President, Corporate Controller and Treasurer	March 1, 2022
Joseph Beaulieu	(Principal Accounting Officer)

/s/ Kenneth Bate	Director	March 1, 2022
Kenneth Bate

/s/ Roy Beveridge	Director	March 1, 2022
Roy Beveridge

/s/ Kevin T. Conroy	Director	March 1, 2022
Kevin T. Conroy

/s/ Michael Giordano	Director	March 1, 2022
Michael Giordano, M.D.

/s/ Carl Goldfischer	Director	March 1, 2022
Carl Goldfischer, M.D.

/s/ Pablo Legorreta	Director	March 1, 2022
Pablo Legorreta

/s/ David M. Mott	Director	March 1, 2022
David M. Mott

/s/ Victoria Richon	Director	March 1, 2022
Victoria Richon, Ph.D.

/s/ Carol Stuckley	Director	March 1, 2022
Carol Stuckley

EPIZYME, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Epizyme, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Epizyme, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 1, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matter

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

Accrued and Prepaid Clinical Trial Expenses
Description of the Matter

The Company’s total accrued expenses were $30.8 million at December 31, 2021, which included the estimated obligation for clinical trial expenses incurred as of December 31, 2021 but not paid as of that date. In addition, the Company’s total prepaid expenses and other current assets were $19.5 million, which included amounts that were paid in advance of services incurred pursuant to clinical trials. As discussed in Note 2 to the consolidated financial statements, when vendors billing terms do not coincide with the Company’s period-end, the Company is required to make estimates of its obligations to those vendors, including clinical trial and pharmaceutical development costs, contractual services costs and costs for supply of its product candidates incurred in a given accounting period and record accruals at the end of the period. The Company bases its estimates on its knowledge of the research and development programs, services performed for the period, past history for related activities and the expected duration of the vendor service contract, where applicable. Payments for these activities are based on the terms of the individual arrangements and may result in payment terms that differ from the pattern of costs incurred. There may be instances in which payments made to vendors will exceed the level of services provided and result in a prepayment of the clinical expense.

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

Boston, Massachusetts

March 1, 2022

EPIZYME, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except per share data)

	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$98,336	$168,215
Marketable securities	78,454	205,391
Accounts receivable, net	6,572	3,105
Inventory	3,216	10,461
Prepaid expenses and other current assets	19,465	17,921
Total current assets	206,043	405,093
Property and equipment, net	1,545	2,152
Operating lease assets	20,054	17,305
Intangible assets, net	42,849	47,002
Restricted cash and other assets	18,509	2,021
Total assets	$289,000	$473,573
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,265	$10,163
Accrued expenses	30,777	28,572
Current portion of operating lease obligation	4,154	4,665
Total current liabilities	45,196	43,400
Operating lease obligation, net of current portion	18,497	15,409
Deferred revenue	11,950	—
Related party long-term debt, net of debt discount	216,461	215,670
Other long-term liabilities	-	21
Related party liability related to sale of future royalties, net of current portion	15,654	14,176
Warrants to purchase common stock	1,930	—
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 5,000 shares authorized; 338 shares and 338 shares issued and outstanding, respectively (equivalent to 3,378 shares and 3,378 shares of common stock, respectively, upon conversion at a 10:1 ratio)	36,127	36,127
Common stock, $0.0001 par value; 150,000 shares and 125,000 shares, respectively, authorized; 106,098 shares and 101,627 shares issued and outstanding, respectively	11	10
Additional paid-in capital	1,183,006	1,137,470
Accumulated other comprehensive loss	3	3
Accumulated deficit	(1,239,835)	(988,713)
Total stockholders’ equity (deficit)	(20,688)	184,897
Total liabilities and stockholders’ equity (deficit)	$289,000	$473,573

See notes to consolidated financial statements.

EPIZYME, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Amounts in thousands except per share data)

	Year Ended December 31,
	2021	2020	2019
Revenue:
Product revenue, net	$30,922	$11,469	$—
Collaboration and other revenue	6,505	4,293	23,800
Total revenue	37,427	15,762	23,800
Operating expenses:
Cost of revenue	10,498	5,067	—
Research and development	130,966	110,933	132,639
Selling, general and administrative	133,955	125,178	68,303
Total operating expenses	275,419	241,178	200,942
Operating loss	(237,992)	(225,416)	(177,142)
Other (expense) income, net:
Interest (expense) income, net	(22,380)	(4,682)	7,110
Other expense, net	(66)	(99)	(13)
Change in fair value of warrants to purchase common stock	11,120	—	—
Related party non-cash interest expense related to sale of future royalties	(1,782)	(1,383)	(192)
Other (expense) income, net	(13,108)	(6,164)	6,905
Loss before income taxes	(251,100)	(231,580)	(170,237)
Income tax provision	(22)	(114)	(58)
Net loss	$(251,122)	$(231,694)	$(170,295)
Other comprehensive (loss) income:
Unrealized gain (loss) on available for sale securities	—	(16)	73
Comprehensive loss	$(251,122)	$(231,710)	$(170,222)
Reconciliation of net loss to net loss attributable to common stockholders:
Net loss	$(251,122)	$(231,694)	$(170,295)
Accretion of convertible preferred stock	—	—	(2,940)
Net loss attributable to common stockholders	$(251,122)	$(231,694)	$(173,235)
Net loss per share attributable to common stockholders:
Basic	$(2.45)	$(2.29)	$(1.93)
Diluted	$(2.45)	$(2.29)	$(1.93)
Weighted-average common shares outstanding used in net loss per share attributable to common stockholders:
Basic	102,646	100,960	89,891
Diluted	102,646	100,960	89,891

See notes to consolidated financial statements.

EPIZYME, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2021	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(251,122)	$(231,694)	$(170,295)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,246	3,984	840
Stock-based compensation	26,787	27,609	18,016
Amortization of discount (premium) on investments	970	(93)	(3,175)
Amortization of debt discount	791	406	37
Change in fair value of warrant liability	(11,120)	-	—
Loss on disposal of property and equipment	-	19	—
Non-cash royalty revenue related to sale of future royalties	(31)
Non-cash interest expense associated with the sale of future royalties	1,782	1,383	192
Deferred income taxes	—	92	92
Changes in operating assets and liabilities:
Accounts receivable	(3,467)	(538)	17,500
Inventory	(8,224)	(10,461)	—
Prepaid expenses and other current assets	(1,605)	(2,398)	(3,359)
Accounts payable	84	1,480	3,389
Accrued expenses	1,771	6,006	2,897
Deferred revenue	11,950	(3,806)	(13,300)
Operating lease assets	(2,749)	3,901	(9,921)
Operating lease liabilities	2,577	(2,085)	10,043
Other assets and liabilities	(493)	(141)	(124)
Net cash used in operating activities	(226,853)	(206,336)	(147,168)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(262,613)	(276,404)	(504,981)
Maturities of available-for-sale securities	388,581	312,694	420,255
Purchase of intangible asset		(50,000)	—
Purchases of property and equipment	(486)	(880)	(594)
Net cash provided by (used in) investing activities	125,482	(14,590)	(85,320)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of commissions	15,954	-	122,991
Proceeds from issuance of preferred stock, net of commissions	—	-	37,432
Payment of offering costs	(308)	(79)	(284)
Proceeds from the issuance of debt	—	195,000	25,000
Proceeds from the issuance of warrants	13,050
Payment of debt issuance costs	—	(3,123)	(1,650)
Proceeds from the issuance of common stock, warrants, and sale of future royalties to RPI, net of offering costs	—	—	99,774
Proceeds from the issuance of common stock in connection with the exercise of the Put Option, net of financing costs	—	49,915	—
Payment under capital lease obligation	—	—	(16)
Proceeds from stock options exercised	916	6,692	2,358
Issuance of shares under employee stock purchase plan	1,880	1,254	741
Net cash provided by financing activities	31,492	249,659	286,346
Net increase (decrease) in cash, cash equivalents and restricted cash	(69,879)	28,733	53,858
Cash, cash equivalents, and restricted cash, beginning of period	169,724	140,991	87,133
Cash, cash equivalents, and restricted cash, end of period	$99,845	$169,724	$140,991
SUPPLEMENTAL CASH FLOW INFORMATION:
Unpaid offering costs	$179	$—	$78
Unpaid debt issuance costs	$—	$—	$78
Interest paid	$21,748	$7,461	$—
Property and equipment included in accounts payable or accruals	$—	$60	$454
Cash paid for income taxes	$104	$64	$45

See notes to consolidated financial statements

EPIZYME, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Amounts in thousands except share data)

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity (Deficit)
Balance at December 31, 2018	79,175,380	$8	—	$—	$819,779	$(586,724)	$(54)	$233,009
Issuance of series A convertible preferred stock, net of commissions and beneficial conversion charge	—	—	350,000	34,492	2,940		—	37,432
Accretion of series A convertible preferred stock	—	—	—	2,940	(2,940)	—	—	—
Issuance of common stock (net of commissions and offering costs of $284)	11,500,000	1	—	—	122,707	—	—	122,708
Issuance of common stock to Royalty Pharma (net of commissions and offering costs of $304)	6,666,667	1	—	—	78,704	—	—	78,705
Issuance of warrant to Royalty Pharma	—	—	—	—	8,390	—	—	8,390
Exercise of stock options and vesting of restricted stock units	356,538	—	—	—	2,358	—	—	2,358
Stock-based compensation	—	—	—	—	17,875	—	—	17,875
Issuance of shares of common stock in lieu of board fees	12,156	—	—	—	141	—	—	141
Issuance of shares under employee stock purchase plan	72,735	—	—	—	741	—	—	741
Unrealized gain on available for sale securities	—	—	—	—	—	—	73	73
Net loss	—	—	—	—	—	(170,295)	—	(170,295)
Balance at December 31, 2019	97,783,476	$10	350,000	$37,432	$1,050,695	$(757,019)	$19	$331,137
Issuance of common stock in connection with the exercise of the Put Option (net of financing costs of $85)	2,500,000	—	—	—	49,915		—	49,915
Issuance of common stock in connection with the conversion of series A convertible preferred stock	122,000	—	(12,200)	(1,305)	1,305	—	—	—
Exercise of stock options and vesting of restricted stock units	1,097,280	—	—	—	6,692	—	—	6,692
Stock-based compensation	—	—	—	—	27,471	—	—	27,471
Issuance of shares of common stock in lieu of board fees	8,683	—	—	—	138	—	—	138
Issuance of shares under employee stock purchase plan	115,631	—	—	—	1,254	—	—	1,254
Unrealized loss on available for sale securities	—	—	—	—	—	—	(16)	(16)
Net loss	—	—	—	—	—	(231,694)	—	(231,694)
Balance at December 31, 2020	101,627,070	$10	337,800	$36,127	$1,137,470	$(988,713)	$3	$184,897
Issuance of common stock (net of commissions and offering costs of $515)	3,840,977	1	—	—	15,953	—	—	15,954
Exercise of stock options and vesting of restricted stock units	290,872	—	—	—	916	—	—	916
Stock-based compensation		—	—	—	26,597	—	—	26,597
Issuance of shares of common stock in lieu of board fees	35,365	—	—	—	190	—	—	190
Issuance of shares under employee stock purchase plan	303,244	—	—	—	1,880	—	—	1,880
Unrealized loss on available for sale securities	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(251,122)	—	(251,122)
Balance at December 31, 2021	106,097,528	$11	337,800	$36,127	$1,183,006	$(1,239,835)	$3	$(20,688)

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

Through December 31, 2021, in addition to revenues from product sales, the Company has raised, an aggregate of $1,568.3 million to fund its operations. This includes $268.8 million of non-equity funding through its collaboration agreements, $368.1 million of funding, consisting of $150.0 million in equity funding received through agreements with RPI Finance Trust ("RPI"), and $218.1 million in debt financing received through a loan agreement with BioPharma Credit Investments V (Master) LP and BPCR Limited Partnership (as transferee of BioPharma Credit Investments V (Master) LP’s interest as a lender), ("the Lenders"), $855.4 million from the sale of common stock and series A convertible preferred stock in the Company’s public and at-the-market offerings and $76.0 million from the sale of redeemable convertible preferred stock in private financings prior to the Company’s initial public offering in May 2013. As of December 31, 2021, the Company had $176.8 million in cash, cash equivalents and marketable securities.

In 2020, the Company’s EZH2 inhibitor, tazemetostat, was approved in the United States as TAZVERIK for the treatment of epithelioid sarcoma ("ES") and follicular lymphoma ("FL"). Commercial sales of TAZVERIK for the treatment of ES commenced in the first quarter of 2020 and commercial sales of TAZVERIK for the treatment of FL commenced in the second quarter of 2020.

The Company commenced active operations in early 2008. Since its inception, the Company has generated an accumulated deficit of $1,239.8 million through December 31, 2021 and will require substantial additional capital to fund its research, development, and commercialization efforts. The Company is subject to risks common to companies in the biotechnology industry, including, but not limited to, risks of failure of commercialization, clinical trials and preclinical studies, the need to obtain additional financing to fund the future development and commercialization of tazemetostat and the rest of its pipeline, the need to obtain marketing approval for its product candidates, the need to successfully commercialize and gain market acceptance TAZVERIK and of any product candidates that may be approved in the future, the impact of the COVID-19 pandemic on the Company’s business, results of operations, and financial condition, dependence on key personnel, protection of proprietary technology, compliance with government regulations, development by competitors of technological innovations and ability to transition from clinical-stage manufacturing to commercial-stage production, marketing and sale of products.

Operating Cost Reduction

On August 9, 2021, the Company announced a cross-functional reduction of approximately 11% of its then current workforce under a cost reduction plan. Affected employees were offered separation benefits, including severance payments along with temporary healthcare coverage assistance. The severance and termination-related costs totaled approximately $2.0 million, $1.6 million of which were recorded as selling general and administrative expenses and $0.4 million of which was recorded as research and development expenses in the third quarter of 2021. The Company expects that payments of these costs will be made through August 2022.

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

The aggregate fair value of securities held by the Company in an unrealized loss position for less than twelve months as of December 31, 2021 was $28.6 million, which consisted of 4 commercial paper securities and 6 U.S. Treasury securities. There were no marketable securities held by the Company for greater than twelve months as of December 31, 2021. The aggregate fair value of securities held by the Company in an unrealized loss position for less than twelve months as of December 31, 2020 was $67.7 million, which consisted of 6 commercial paper securities, 7 corporate notes securities and 1 U.S. Treasury security. There were no marketable securities held by the Company for greater than twelve months as of December 31, 2020.

The Company does not intend to sell and it is unlikely that the Company will be required to sell the above investments before recovery of their amortized cost bases, which may be maturity. The Company determined there was no material change in the credit risk of the above investments, and as a result, the Company determined it did not hold any investments with an other-than-temporary impairment as of December 31, 2021 and 2020. The Company reviews its portfolio of available-for-sale debt securities, using both quantitative and qualitative factors, to determine if declines in fair value below cost have resulted from a credit-related loss or other factors. If the decline in fair value is due to credit-related factors, a loss is recognized in net income, whereas if the decline in fair value is not due to credit-related factors, the loss is recorded in other comprehensive income (loss).

The following table summarizes the available for sale securities held at December 31, 2021 (in thousands):

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$68,427	$7	$(3)	$68,431
Corporate notes	—	—	—	—
U.S. government agency securities and U.S. Treasuries	10,025	—	(1)	10,024
Total	$78,452	$7	$(4)	$78,455

The following table summarizes the available for sale securities held at December 31, 2020 (in thousands):

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$158,907	$14	$(8)	$158,913
Corporate notes	33,437	3	(7)	33,433
U.S. government agency securities and U.S. Treasuries	13,044	1	—	13,045
Total	$205,388	$18	$(15)	$205,391

Certain short-term debt securities with original maturities of less than 90 days are included in cash and cash equivalents within the consolidated balance sheets and are not included in the tables above.

All marketable securities held at December 31, 2021 and December 31, 2020 have maturities of less than one year.

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. At December 31, 2021, the balance in the Company’s accumulated other comprehensive loss was composed mainly of activity related to the Company’s available-for-sale marketable securities. There were no realized gains or losses recognized on the sale or maturity of available-for-sale securities during the year ended December 31, 2021 and December 31, 2020, respectively, and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive loss for the same period.

Restricted Cash

A reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows, is as follows:

	December 31,
	2021	2020	2019
	(In thousands)
Cash and cash equivalents	$98,336	$168,215	$139,482
Restricted cash, as part of other assets	1,509	1,509	1509
Total cash, cash equivalents, and restricted cash
shown in the consolidated statements of cash flows	$99,845	$169,724	$140,991

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

The Company’s financial instruments as of December 31, 2021 and 2020 consisted primarily of cash and cash equivalents, marketable securities and accounts receivable and accounts payable. As of December 31, 2021 and December 31, 2020, the Company’s financial assets recognized at fair value consisted of the following:

	Fair Value as of December 31, 2021
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents	$88,637	$67,209	$21,428	$—
Marketable securities:
Commercial paper	68,431	—	68,431	—
Corporate notes	—	—	—	—
U.S. government agency securities and treasuries	10,024	—	10,024	—
Total	$167,092	$67,209	$99,883	$—

	Fair Value as of December 31, 2020
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents	$163,264	$113,505	$49,759	$—
Marketable securities:
Commercial paper	158,913	—	158,913	—
Corporate notes	33,433	—	33,433	—
U.S. government agency securities and treasuries	13,045	—	13,045	—
Total	$368,655	$113,505	$255,150	$—

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

As of December 31, 2021, the fair value of the long-term debt, payable in installments through November 18, 2026, approximated its carrying value due to the proximity of the issuance of the Tranche D Loan date to December 31, 2021 (See Note 13, Long-Term Debt).

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

The liability related to sale of future royalties and the related interest expense are based on the Company’s current estimates of future royalties expected to be paid over the life of the arrangement. The Company will periodically assess the expected royalty payments using a combination of internal projections and forecasts from external sources. To the extent the Company’s future estimates of royalty payments are greater or less than previous estimates or the estimated timing of such payments is materially different than its previous estimates, the Company will adjust its effective interest rate, which is applied prospectively.

For further discussion of the sale of future royalties, refer to Note 12, Sale of Future Royalties.

Going Concern

At each reporting period, the Company evaluates whether there are conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. The Company is required to make certain additional disclosures if it concludes substantial doubt exists about the Company's ability to continue as a going concern within one year after the date that the financial statements are issued and such doubt is not alleviated by the Company’s plans or when its plans alleviate substantial doubt about the Company’s ability to continue as a going concern. The Company’s evaluation entails analyzing prospective operating budgets and forecasts for expectations of the Company’s cash needs, and comparing those needs to its available cash, cash equivalents and marketable securities.

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

The analysis of the Company’s ability to continue as a going concern for the year ended December 31, 2021 included consideration of the Company’s current cash needs, including its research and development plans, commercialization activities associated with the continued commercialization of TAZVERIK in the ES and FL indications, its existing debt service obligations, and anticipated cost savings resulting from its operational cost reduction plan, including ongoing efforts to eliminate costs not related to the Company’s strategic focus. The analysis included forecasted product revenues from sales of TAZVERIK. Such estimates of future sales contain significant judgment as TAZVERIK was first launched in the first half of 2020 and there is little history with which to base such estimates. In addition, the Company’s ongoing efforts to eliminate costs not related to the Company’s strategic focus contains uncertainties as to whether the Company can attain such benefits. Based on the analysis, the Company concluded that its available cash, cash equivalents and marketable securities as of December 31, 2021 combined with the $79.5 million raised in January 2022 (see Note 18 for further information) will be sufficient to fund current planned operations and capital expenditure requirements and pay its debt service obligations as they become due into the third quarter of 2023 which is at least 12 months from the filing date of this Annual Report on Form 10-K with the SEC. As a result, the Company concluded that it did not identify conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these financial statements were issued. The Company’s current operating plan is based on assumptions that may prove to be wrong, and the Company could use its capital resources sooner than it expects, in which case the Company would evaluate further reductions in its expenses or obtaining additional financing sooner than it otherwise would, which additional financing may not be available or may only be available on terms that are not acceptable to the Company.

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

Evaluation of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset or asset group and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the asset or asset group, the assets are written down to their estimated fair values. No such impairments were recorded during 2021, 2020 or 2019.

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

Revenue Recognition – Other Revenue

Other revenue consists of revenue from the sales of tazemetostat active pharmaceutical ingredient (API) and drug product to the Company’s licensees or collaborators. The Company recognizes revenue on tazemetostat API and drug product when control has transferred under the terms of each agreement.

Cost of Revenues

Cost of revenues primarily consists of costs related to the sales of TAZVERIK and sales of tazemetostat API and drug product to the Company’s licensees or collaborators. These costs include materials, labor, manufacturing overhead, amortization of milestone payments, and royalties payable on net sales of TAZVERIK. Cost of revenues for the year ended December 31, 2021 included approximately $0.8 million related to sales of tazemetostat drug product. There were no cost of revenues for the sales of tazemetostat drug product during the year ended December 31, 2020 and 2019.

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

Segment Information

The Company currently operates as one reportable business segment: the discovery, development, and commercialization of novel epigenetic therapies for patients with cancer.

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

Intangible Assets, Net

Intangible assets consist of capitalized milestone payments made to third parties under an in-license of patent rights upon receiving regulatory approval of TAZVERIK. The finite lived intangible assets are being amortized on a straight-line basis over the expected time period the Company will benefit from the in-licensed rights, which is generally the patent life. Intangible assets are recorded at cost at the time of their acquisition and are stated in the Company’s consolidated balance sheets net of accumulated amortization and impairments, if applicable. The amortization expense is recognized as cost of revenue in the Company’s consolidated statement of operations. During 2020 the Company paid a total of $50.0 million in milestone payments under its agreement with Eisai, Co., Ltd., or Eisai, upon regulatory approval of tazemetostat for ES and FL. These regulatory milestones have been capitalized as intangible assets.

The following table presents intangible assets as of December 31, 2021 (in thousands):

	December 31, 2021	December 31, 2020	Estimated useful life (years)
In-licensed rights	$50,000	$50,000	12.2
Less: accumulated amortization	(7,151)	(2,998)
Total intangible asset, net	$42,849	$47,002

The Company recorded approximately $4.2 million and $3.0 million in amortization expense related to intangible assets, using the straight-line methodology, during the years ended December 31, 2021 and 2020, respectively. Estimated future amortization expense for intangible assets is approximately $4.2 million per year thereafter.

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

Leases

At inception of a contract, we determine whether an arrangement is or contains a lease. For all leases, we determine the classification as either operating or financing. As of December 31, 2021, the Company does not have any leases that are classified as finance leases.

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

Recently Adopted Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that we adopt as of the specified effective date. Unless otherwise discussed below, we do not believe that the adoption of recently issued standards have or may have a material impact on our consolidated financial statements or disclosures.

Revenue Recognition – Collaboration Revenue

In November 2018, the FASB, issued ASU 2018-18, Collaborative Arrangements, or ASC 808, which clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue when the collaborative arrangement participant is a customer in the context of a unit of account and precludes recognizing as revenue consideration received from a collaborative arrangement participant if the participant is not a customer. The new standard was effective in the first quarter of fiscal 2021. The Company adopted ASC 808 effective in the first quarter of fiscal 2021 and the Company’s adoption of this standard did not have a material effect on the Company’s financial statements.

Income Taxes

In December 2019, the Financial Accounting Standards Board, or the FASB, issued ASU 2019-12, Income Taxes, or ASC 740, which simplifies the accounting for income taxes. The new standard was effective in the first quarter of fiscal 2021. The Company adopted ASC 740 effective in the first quarter of fiscal 2021 and the Company’s adoption of this standard did not have a material effect on the Company’s financial statements.

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

Government Rebates: The Company is subject to discount obligations under state Medicaid programs and Medicare. The Company estimates its Medicaid and Medicare rebates based upon a range of possible outcomes that are probability-weighted for the estimated payor mix. These reserves are recorded in the same period in which the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability that is included in accrued expenses on the Company’s consolidated balance sheets. For Medicare, the Company also estimates the number of patients in the prescription drug coverage gap for whom the Company will owe an additional liability under the Medicare Part D program. The Company’s liability for these rebates consists of invoices received for claims from prior quarters that have not been paid or for which an invoice has not yet been received, estimates of claims for the current quarter, and estimated future claims that will be made for product that has been recognized as revenue, but remains in the distribution channel inventories at period end.

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

The following table summarizes activity in each of the above product revenue allowances and reserve categories for the year ended December 31, 2021:

	Chargebacks, Discounts, and	Government and Other
	Fees	Rebates	Returns	Total
	(In thousands)
Balance, January 1, 2021	$133	$428	$67	$628
Provision	1,886	3,093	274	5,253
Payments or credits	(1,775)	(2,935)	(232)	(4,942)
Balance, December 31, 2021	$244	$586	$109	$939

The following table summarizes activity in each of the above product revenue allowances and reserve categories for the year ended December 31, 2020:

	Chargebacks, Discounts, and	Government and Other
	Fees	Rebates	Returns	Total
	(In thousands)
Balance, January 1, 2020	$—	$—	$—	$—
Provision	802	1,046	67	1,915
Payments or credits	(669)	(618)	—	(1,287)
Balance, December 31, 2020	$133	$428	$67	$628

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of accounts receivable from customers and cash held at financial institutions. The Company believes that such customers and financial institutions are of high credit quality.

For the years ended December 31, 2021 and 2020 , net product revenue was primarily generated from five individual customers. Revenue earned from each customer as a percentage of net product revenue is as follows:

	Year Ended December 31,
	2021	2020
Customer 1	30%	45%
Customer 2	11%	11%
Customer 3	27%	20%
Customer 4	21%	24%
Customer 5	11%	0%

As of December 31, 2021 and 2020, five individual customers represented as a percentage of accounts receivable as follows:

	December 31, 2021	December 31, 2020
Customer 1	15%	21%
Customer 2	10%	14%
Customer 3	22%	29%
Customer 4	29%	36%
Customer 5	24%	0%

No other customer represented more than 10 percent of net product revenue or accounts receivable.

4. Property and Equipment, net

Property and equipment, net consists of the following:

	December 31,
	2021	2020
	(In thousands)
Laboratory equipment	$4,580	$4,435
Computer and office equipment, and furniture	4,386	4,636
Leasehold improvements	453	453
Construction in progress	157	34
Property and equipment	9,576	9,558
Less: accumulated depreciation	(8,031)	(7,406)
Property and equipment, net	$1,545	$2,152

Depreciation expense was $1.1 million, $1.0 million and $0.8 million for the years ended December 31, 2021, 2020, and 2019, respectively.

5. Inventory

All of the Company’s inventory relates to the manufacturing of TAZVERIK. The following table sets forth the Company’s inventory as of December 31, 2021 and December 31, 2020:

	December 31, 2021	December 31, 2020
	(In thousands)
Raw materials	$3,227	$1,068
Work in process	13,748	8,564
Finished goods	1,710	829
Total	$18,685	$10,461

Balance sheet classification
Inventory	$3,216	$10,461
Restricted cash and other assets	15,469	—
Total	$18,685	$10,461

As of December 31, 2021, the Company has not capitalized inventory costs related to its other drug development programs.

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

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

	December 31,
	2021	2020
	(In thousands)
Prepaid clinical and manufacturing costs	$12,756	$12,646
Interest receivable on available for sale securities	72	369
Other prepaid expenses and other receivables	6,637	4,906
Total prepaid expenses and other current assets	$19,465	$17,921

7. Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2021	2020
	(In thousands)
Employee compensation and benefits	$11,737	$11,921
Research and development expenses	13,744	10,664
Current portion of liability related to the sale of future royalties	273	—
Professional services and other	5,023	5,987
Accrued expenses	$30,777	$28,572

8. Income Taxes

The Company’s losses before income taxes consist solely of domestic losses.

The provision for (benefit from) income taxes for the years ended December 31, 2021, 2020, and 2019 is as follows:

	2021	2020	2019
	(In thousands)
Current	$22	$22	$(34)
Deferred	—	92	92
Total	22	114	58
Income tax provision	$22	$114	$58

A reconciliation of the federal statutory income tax rate and the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2021	2020	2019
Federal statutory income tax rate	21.0%	21.0%	21.0%
State income taxes	5.5	6.1	6.0
Research and development and other tax credits	2.6	2.0	1.9
Permanent items	0.1	(0.6)	(0.7)
Change in valuation allowance	(27.2)	(27.9)	(27.5)
Other	(2.1)	(0.6)	(0.7)
Effective income tax rate	0.0%	0.0%	0.0%

Deferred Tax Assets (Liabilities)

The Company’s deferred tax assets (liabilities) included in other assets in the consolidated balance sheets consist of the following:

	December 31,
	2021	2020
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$294,248	$238,792
Research and development and other credit carryforwards	41,189	34,205
Accruals and allowances	3,071	2,949
Eisai license payment	10,752	11,935
Stock compensation	8,211	7,338
Other	1,072	1,220
Sale of royalty	4,210	3,857
Lease liability	5,987	5,462
Business interest	7,060	1,220
Gross deferred tax assets	375,800	306,978
Deferred tax asset valuation allowance	(370,500)	(302,137)
Total deferred tax assets	5,300	4,841
Deferred tax liabilities:
Depreciation and other	—	(18)
Right of use asset	(5,300)	(4,709)
Total deferred tax liabilities	(5,300)	(4,727)
Net deferred tax asset	$—	$114

The Company evaluated the expected recoverability of its net deferred tax assets as of December 31, 2021 and 2020, and determined that there was insufficient positive evidence to support the recoverability of these net deferred tax assets, concluding it is more likely than not that its net deferred tax assets would not be realized in the future; therefore, the Company provided a full valuation allowance against its net deferred tax asset balance as of December 31, 2021 and 2020.

As of December 31, 2021, the Company had operating loss carryforwards of approximately $1.1 billion and $1.1 billion available to offset future taxable income for United States federal and state income tax purposes, respectively. The U.S. federal tax operating loss carryforwards of $428.5 million will expire at various dates from 2029 through 2037. Approximately $664.9 million of the U.S. federal tax operating losses can be carried forward indefinitely. The state tax operating loss carryforwards expire commencing in 2030.

Additionally, as of December 31, 2021, the Company had research and development tax credit carryforwards of approximately $15.6 million and $6.1 million available to be used as a reduction of federal income taxes and state income taxes, respectively, which expire at various dates from 2028 through 2040, as well as federal orphan drug tax credit carryforwards of $20.8 million, which would expire at various dates from 2033 through 2041. The Company’s ability to use its operating loss carryforwards and tax credits to offset future taxable income is subject to restrictions under Section 382 of the U.S. Internal Revenue Code (the “Internal Revenue Code”). These restrictions may limit the future use of the operating loss carryforwards and tax credits if certain ownership changes described in the Internal Revenue Code occur. Future changes in stock ownership may occur that would create further limitations on the Company’s use of the operating loss carryforwards and tax credits. In such a situation, the Company may be required to pay income taxes, even though significant operating loss carryforwards and tax credits exist.

Uncertain Tax Positions

The following is a rollforward of the Company’s unrecognized tax benefits:

	December 31,
	2021	2020	2019
	(In thousands)
Unrecognized tax benefits - as of beginning of year	$7,160	$6,328	$5,743
Gross increases - current period tax positions	1,206	832	585
Unrecognized tax benefits - as of end of year	$8,366	$7,160	$6,328

None of the Company’s unrecognized tax benefits would result in income tax expense or impact the Company’s effective tax rate if recognized. The Company had no accrued tax-related interest or penalties as of December 31, 2021 or 2020.

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
9. Commitments and Contingencies

Commitments

In addition to commitments under leasing arrangements (Refer to Note 10, Leases), the Company committed to $10.4 million of development costs payable to Roche Molecular upon certain development and regulatory milestones, under the amended companion diagnostic agreement, and Eisai agreed to reimburse the Company $0.9 million of this amount related to a regulatory milestone for Japan, which Eisai paid to us in the fourth quarter of 2020. In July 2019, the Company entered into a fourth amendment to the companion diagnostics agreement. Under the amended agreement, the Company and Roche Molecular agreed to divide a $1.0 million regulatory milestone for the United States into two separate milestone payments, of which $0.5 million was paid by the Company as part of the signed amendment, and the remaining $0.5 million was paid by the Company in December 2019 upon the satisfaction of certain conditions set forth in the fourth amendment to the companion diagnostics agreement. As part of this fourth amendment, Roche Molecular also assigned all of its rights and obligations under the companion diagnostics agreement to Roche Sequencing due to a reorganization at Roche group, and this assignment became effective as of January 1, 2020. Through December 31, 2021, the Company has paid Roche Sequencing $9.4 million under the amended agreement, including developmental costs of $3.4 million paid in 2020, $4.0 million paid in 2019 and $2.0 million paid in 2018, respectively, upon the achievement of milestones under the amended agreement with Roche Sequencing. As of December 31, 2021, the Company is responsible for the remaining development costs of $1.0 million due under the agreement. In addition, the Company paid $1.0 million to Roche Sequencing for the achievement of a development milestone in the fourth quarter of 2020.

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

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases for the years ended December 31, 2021, 2020 and 2019:

	Twelve months ended December 31,	Twelve months ended December 31,	Twelve months ended December 31,
	2021	2020	2019
Lease cost
Operating lease cost	$6,291	$6,155	$3,771
Variable lease cost	2,039	1,764	1,318
Total lease cost	$8,330	$7,919	$5,089

Other information
Operating cash flows used for operating leases	$6,436	$4,374	$3,648
Weighted average remaining lease term	4.2 years	5.3 years	5.3 years
Weighted average discount rate	9.74%	9.77%	9.60%

Future minimum lease payments under the Company’s non-cancelable operating leases as of December 31, 2021, are as follows:

2021
(In thousands)
2022	$6,202
2023	7,517
2024	7,322
2025	3,057
Thereafter	3,909
Total lease payments	$28,007
Less: imputed interest	(5,356)
Total operating lease liabilities at December 31, 2021	$22,651

11. Collaborations

HutchMed

On August 7, 2021, the Company entered into a strategic collaboration pursuant to a license agreement (the “HutchMed License Agreement”) with Hutchison China MediTech Investment Limited (“HutchMed”) for the development, manufacture and commercialization of tazemetostat, either as a monotherapy or as a part of combinations with other therapies, including HutchMed proprietary compounds, agreed by the parties under the HutchMed License Agreement (“Licensed Products”) for the treatment of epithelioid sarcoma, follicular lymphoma, diffuse large B-cell lymphoma in humans, and any additional indications agreed by the parties in accordance with the terms of the HutchMed License Agreement (the “Field”) in mainland China, Taiwan, Hong Kong and Macau (each, a “Jurisdiction”, and collectively, the “Territory”).

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

HutchMed has agreed to use commercially reasonable efforts to carry out development activities in the Territory as agreed by the parties and to seek to obtain and maintain regulatory approval of the Licensed Products in the Territory. HutchMed agreed to use commercially reasonable efforts to commercialize Licensed Products in the Field in the Territory. HutchMed is responsible for all costs it incurs in developing, obtaining regulatory approval of, and commercializing Licensed Products in the Field in the Territory, including costs incurred by HutchMed in conducting clinical trials that only include clinical sites in the Territory. For global studies conducted by the Company that HutchMed elects to participate in by conducting any such study in the Territory, HutchMed will be responsible for enrolling and treating in the Territory 20% of the total number of study patients of such global study and will be responsible for costs for those patients enrolled and treated in such trials. HutchMed will also be responsible for 20% of the costs of such global studies that are not specific to any territory and the Company will be responsible for all other costs of such global studies. HutchMed has agreed to participate in the Company’s EZH-301 and SYMPHONY-1 (EZH-302) global studies, however under certain circumstances where the SYMPHONY-1 (EZH-302) global study is not considered a confirmatory trial for regulatory approval in China, the Company shall be responsible for the costs of the trial in the Territory.

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

License Revenue

The Company evaluated the terms of the HutchMed License Agreement and first determined that the HutchMed Warrant should be accounted for pursuant to ASC 815, Derivatives and Hedging, with the HutchMed Warrant's fair value of approximately $13.0 million (Note 14) at execution considered outside of the revenue arrangement.

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

The Company evaluated the HutchMed License Agreement under ASC 606, Revenue from Contracts with Customers. Based on that evaluation, the $12.0 million of the up-front fee remaining after allocation to the HutchMed Warrant and the reimbursement to be received for its research and development services constituted the amount of the consideration to be included in the transaction price. In addition, should the global SYMPHONY-1 (EZH-302) trial not be deemed a confirmatory trial for purposes of regulatory approval in China, the Company shall be responsible for reimbursing HutchMed for the costs of the portion of the global SYMPHONY-1 (EZH-302) trial that will be performed in China. The Company concluded that this repayment provision represented variable consideration under the arrangement. Due to the uncertainty of potential repayment, which is based solely on the decision of a regulatory authority, the Company could not assert that it was probable that a significant reversal of revenue would not occur. As a result, the Company determined that the transaction price should be fully constrained. The Company will evaluate the application of the constraint on a quarterly basis and should the contingency be resolved without future payment to HutchMed for the global SYMPHONY-1 (EZH-302) trial, the full upfront fee and any reimbursement of research and development services will be included in the transaction price. In addition, should the estimated payment to HutchMed for the global SYMPHONY-1 (EZH-302) trial be determined to be less than the cumulative up-front fee and research and development reimbursement payments, such excess will be included in the transaction price.

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

GSK

In January 2011, the Company entered into a collaboration and license agreement with Glaxo Group Limited (an affiliate of GlaxoSmithKline plc), or GSK, to discover, develop and commercialize novel small molecule HMT inhibitors directed to available targets from the Company’s platform. Under the terms of the agreement, the Company granted GSK exclusive worldwide license rights to HMT inhibitors directed to three targets. In March 2014, the Company and GSK amended certain terms of this agreement for the third licensed target, revising the license terms with respect to candidate compounds and amending the corresponding financial terms, including reallocating milestone payments and increasing royalty rates as to the third target. Subsequent to a GSK strategic portfolio prioritization, the Company received notice in October 2017 that GSK terminated the agreement with respect to the third target, effective December 31, 2017, which returned all rights to that target to the Company. On December 16, 2021, the Company received written notice from GSK that GSK elected to terminate the Collaboration and License Agreement without cause, and in accordance with the terms of the agreement and the notice of termination, the termination will be effective on March 16, 2022 . As a result of the termination of the agreement, as of the termination effective date, the license rights granted by the Company to GSK will terminate, GSK will cease to accrue any financial obligations to the Company and the Company will be entitled to pursue the PRMT5 and PRMT1 targets in all fields worldwide without further obligation to GSK. The Company substantially completed all of its obligations under this agreement by the end of 2015. The termination of the agreement had no impact on the Company’s financial statements.

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

The Company recorded the reacquisition of worldwide rights, excluding Japan, to the EZH2 program, including tazemetostat, under the Eisai License Agreement, as an acquisition of an in-process research and development asset. As this asset was acquired without corresponding processes or activities that would constitute a business, had not achieved regulatory approval for marketing and, absent obtaining such approval, had no alternative future use, the Company recorded the $40.0 million upfront payment made to Eisai in March 2015 as research and development expense in the consolidated statements of operations and comprehensive loss. The Company also agreed to pay Eisai up to $70.0 million in clinical development and regulatory milestones, all of which have been paid, and royalties at a percentage in the mid-teens on worldwide net sales of any EZH2 product, excluding net sales in Japan. The Company is eligible to receive from Eisai royalties at a percentage in the mid-teens on net sales of any EZH2 product in Japan.

During the years ended December 31, 2020 and 2019, Eisai purchased drug product from the Company at cost to facilitate development within Japan under the Eisai License Agreement and the Company recognized approximately $5.3 million and $3.8 million, respectively, as a reduction to research and development expense.

During the years ended December 31, 2021 and 2020, the Company recorded $4.6 million and $1.7 million, respectively related to worldwide royalties due under the Eisai License Agreement in cost of product revenue based on U.S. sales of TAZVERIK and as of December 31, 2021 and 2020, $1.7 million and $0.7 million, respectively in royalties were payable under the Eisai License Agreement.

As of December 31, 2021, and 2020, the Company had accounts receivable of less than $0.1 million, respectively, due from Eisai. For additional information regarding certain of the Eisai royalties, see Note 12, Sale of Future Royalties.

In March 2021, the Company and Eisai entered into a supply agreement providing for the manufacture and supply to Eisai of tazemetostat drug product. Under the terms of the supply agreement, the Company also agreed to waive its right of exclusive supply of tazemetostat drug substance from the Company’s drug substance manufacturer. During the year ended December 31, 2021, the Company recognized $6.3 million related to the Company’s waiver of its exclusive right to supply of tazemetostat drug substance from the Company’s drug substance manufacturer and delivery of tazemetostat drug product in collaboration and other revenue.

Roche

In December 2012, Eisai and the Company entered into a companion diagnostics agreement with Roche Molecular, under which Eisai and the Company engaged Roche Molecular to develop a companion diagnostic to identify patients who possess certain activating mutations of EZH2. In October 2013, this agreement was amended to include additional mutations in EZH2. The development costs due under the amended agreement with Roche Molecular were the responsibility of Eisai until the execution of the amended and restated collaboration and license agreement with Eisai in March 2015, at which time the Company assumed responsibility for the remaining development costs due under the agreement. In December 2015, the Company and Eisai entered into a second amendment to the companion diagnostics agreement with Roche Molecular. The agreement was further amended in March 2018. Under the amended agreement, the Company was responsible for remaining development costs of $10.4 million due under the agreement as of March 2018 and Eisai agreed to reimburse the Company $0.9 million of this amount related to a regulatory milestone for Japan. In July 2019, the Company entered into a fourth amendment to the companion diagnostics agreement. Under the amended agreement, the Company and Roche Molecular agreed to divide a $1.0 million regulatory milestone for the United States into two separate milestone payments, of which $0.5 million was paid by the Company as part of the signed amendment, and the remaining $0.5 million was paid by the Company in December 2019 upon the satisfaction of certain conditions set forth in the fourth amendment to the companion diagnostics agreement. As part of this fourth amendment, Roche Molecular also assigned all of its rights and obligations under the companion diagnostics agreement to Roche Sequencing due to a reorganization at Roche group, and this assignment became effective as of January 1, 2020. As of December 31, 2021, the Company is responsible for the remaining development costs of $1.0 million due under the agreement. The $0.9 million that Eisai agreed to reimburse the Company related to a regulatory milestone for Japan was achieved as of June 30, 2020 and payment received in the fourth quarter of 2020. In addition, the Company paid $1.0 million for the achievement of a development milestone in the fourth quarter of 2020.

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

Collaboration Revenue

Through December 31, 2021, the Company has recognized $26.0 million in total collaboration revenue since the inception of this collaboration. During the years ended December 31, 2021, 2020 and 2019, the Company recognized revenue of $0, $0.5 million and $23.8 million, respectively. The Company will not receive any additional revenue under the terms of its agreement with Boehringer Ingelheim.

12. Sale of Future Royalties

On November 4, 2019, the Company entered into a loan agreement with BioPharma Credit PLC, or the Collateral Agent, and the Lenders, providing for up to $70.0 million in secured term loans to be advanced in up to three tranches, or the Loan Agreement. As of December 31, 2020, the Company had borrowed an aggregate principal amount under the first tranche of $25.0 million (the “Tranche A Note Payable”), the second tranche of $25.0 million (the “Tranche B Note Payable”), and the third tranche of $20.0 million (the “Tranche C Note Payable”) under the Loan Agreement. On November 3, 2020, the Company, the Collateral Agent and the Lenders amended and restated the Loan Agreement, (as amended and restated, the “Amended and Restated Loan Agreement”), to provide for, among other things, an additional secured term loan of $150.0 million, or the Tranche D Loan. On November 18, 2020, the Company borrowed the Tranche D Loan (See Note 13, Long-Term Debt).

On November 4, 2019, the Company also executed a purchase agreement (the “RPI Purchase Agreement”) with RPI. Pursuant to the RPI Purchase Agreement, the Company agreed to sell to RPI 6,666,667 shares of its common stock, a warrant to purchase up to 2,500,000 shares of common stock at an exercise price of $20.00 per share (the “Common Stock Warrant”), and all of the Company’s rights to receive royalties from Eisai with respect to net sales by Eisai of tazemetostat products in Japan pursuant to the Eisai License Agreement and any successor arrangement for Japan sales (the “Japan Royalty”, and collectively, the “Transaction”). In consideration for the sale of shares of common stock, the Common Stock Warrant and the Japan Royalty, RPI paid the Company $100.0 million upon the closing of the RPI Purchase Agreement. In addition, RPI agreed, in connection with RPI’s acquisition from Eisai of the right to receive royalties from the Company under the Eisai License Agreement, to reduce the Company’s royalty obligation by low single digits upon the achievement of specified annual net sales levels over $1.5 billion. In addition, under the RPI Purchase Agreement, the Company had the right to sell, and RPI had the obligation to purchase, subject to certain conditions, including a maximum purchase price of $20.00 per share, $50.0 million of shares of common stock at the Company’s option for an 18-month period from the date of execution of the RPI Purchase Agreement (the “Put Option”). In February 2020, the Company sold 2.5 million shares of its common stock to RPI, for an aggregate of $50.0 million in proceeds pursuant to the Put Option. Additionally, under the terms of the RPI Purchase Agreement, the founder and chief executive officer of RP Management, an affiliate of RPI, and a co-founder of Pharmakon Advisors LP, an affiliate of the Lenders was elected as a director of the Company. As of December 31, 2021 and 2020, RPI and its affiliates owned approximately 8.6% and 9.0% of the Company’s common stock, respectively.

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

As royalties are remitted to RPI from Eisai, the balance of the Royalty Obligation will be effectively repaid over the life of the Eisai License Agreement. In order to determine the accretion of the Royalty Obligation, the Company is required to estimate the total amount of future royalty payments to RPI over the life of the Eisai License Agreement. The $12.6 million recorded at execution will be accreted to the total of these royalty payments as interest expense over the life of the Royalty Obligation. At execution, the Company’s estimate of this total interest expense resulted in an effective annual interest rate of approximately 9.01%. This estimate contains significant assumptions that impact both the amount recorded at execution and the interest expense that will be recognized over the royalty period. The Company periodically assesses the estimated royalty payments to RPI from Eisai and to the extent the amount or timing of such payments is materially different than the original estimates, an adjustment is made to the effective interest rate, which will be recorded prospectively to increase or decrease interest expense. There are a number of factors that could materially affect the amount and timing of royalty payments to RPI from Eisai, and correspondingly, the amount of interest expense recorded by the Company, most of which are not within the Company’s control. Such factors include, but are not limited to, delays or discontinuation of development of tazemetostat in Japan, regulatory approval, changing standards of care, the introduction of competing products, manufacturing or other delays, generic competition, intellectual property matters, adverse events that result in governmental health authority imposed restrictions on the use of the drug products, significant changes in foreign exchange rates as the royalties remitted to RPI are made in U.S. dollars (USD) while the underlying Japan sales of tazemetostat will be made in currencies other than USD, and other events or circumstances that are not currently foreseen as tazemetostat is still under development in Japan and subject to regulatory approval. Changes to any of these factors could result in increases or decreases to both royalty revenues and interest expense. On June 23, 2021, Eisai announced that it had obtained manufacturing and marketing approval for the EZH2 inhibitor “Tazverik® Tablets 200 mg” (tazemetostat hydrobromide) in Japan with the indication of relapsed or refractory EZH2 gene mutation-positive follicular lymphoma (only when standard treatment is not applicable), which caused the Company to reassess the estimated future royalty payments to RPI. As of December 31, 2021, the Company’s assessment of the estimated future royalty payments to RPI resulted in a current effective interest rate of approximately 9.19%.

The following table shows the activity of the Royalty Obligation since the transaction inception through December 31, 2021:

Year Ended December 31, 2021
(In thousands )
Proceeds from sale of future royalties	$12,601
Non-cash royalty revenue	(31)
Non-cash interest expense recognized	3,357
Liability related to the sale of future royalties - ending balance	15,927
Less current portion	(273)
Related party liability related to sale of future royalties, net of current portion	$15,654

During the year ended December 31, 2021, the Company recorded non-cash royalties from net sales of tazemetostat in Japan of less than $0.1 million. During the years ended December 31, 2020 and 2019, the Company did not record non-cash royalties from net sales of tazemetostat in Japan. During the years ended December 31, 2021, 2020 and 2019 the Company recorded $1.8 million, $1.4 million and $0.2 million, respectively, of related non-cash interest expense.

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

The Company has the following minimum aggregate future loan payments at December 31, 2021 (in thousands):

Year Ended December 31, 2021
2022	—
2023	—
2024	70,000
2025	75,000
2026	75,000
Total minimum payments	220,000
Less amounts representing interest and discount	(3,539)
Less current portion	—
Related party long-term debt, net of debt discount	$216,461

For the years ended December 31, 2021, 2020 and 2019, interest expense related to the Company's Amended and Restated Loan Agreement was approximately $22.5 million, $7.2 million and $0.3 million, respectively. The total carrying value of debt is classified as long-term on the Company's consolidated balance sheet as of December 31, 2021 and 2020, respectively.

14. Stockholders’ Equity (Deficit)

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

From the initiation of the ATM Offering through December 31, 2021, the Company has issued and sold 3,840,977 shares under the ATM Offering, resulting in aggregate net proceeds of $16.0 million after deducting issuance costs of $0.5 million.

RPI Put Option

In February 2020, the Company sold 2,500,000 shares of its common stock in connection with the exercise of its Put Option to sell shares of its common stock for an aggregate of $49.9 million in net proceeds after deducting financing costs of $0.1 million. (see Note 12, Sale of Future Royalties).

Convertible Preferred Stock

The Company has 337,800 shares of Series A Convertible Preferred Stock outstanding as of December 31, 2021 and 2020.

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

Warrants

In November 2019, the Company issued the Common Stock Warrant for the purchase of up to 2,500,000 shares of Common Stock at an exercise price of $20.00 per share to RPI pursuant to the RPI Purchase Agreement (for additional information see Note 12, Sale of Future Royalties), which was classified as equity and recorded at its relative fair value of $8.4 million to additional paid-in-capital on the Company's consolidated balance sheets. The Common Stock Warrant remains outstanding as of December 31, 2021.

In August 2021, the Company issued the HutchMed Warrant to HutchMed under the HutchMed License Agreement, exercisable at any time prior to August 7, 2025 for up to 5,653,000 shares of the Company’s common stock at an exercise price of $11.50 per share. Under the HutchMed Warrant, the number of shares issuable under the warrant is reduced from 5,653,000 to 2,826,500 in the event that the HutchMed License Agreement is terminated for certain reasons as more fully described in the HutchMed License Agreement. Due to this provision, the Company concluded that the warrant does not meet the exception from derivative accounting pursuant to ASC 815, Derivatives and Hedging, which requires that the warrant be accounted for as a derivative. Accordingly, the Company recorded a warrant liability in the amount of approximately $13.0 million upon issuance. The fair value of the HutchMed Warrant was determined using a Black-Scholes and Monte Carlo pricing model.

The HutchMed Warrant is subject to revaluation at each balance sheet date and any changes in fair value are recorded as a non-cash gain or (loss) in the Company's consolidated statement of operations and comprehensive loss as a component of other income (expense), net until the earlier of the exercise or expiration of the HutchMed Warrant or upon the completion of a liquidation event.

The Company recorded non-cash gains of approximately $11.1 million during 2021 in its consolidated statement of operations and comprehensive loss attributable to the decreases in the fair value of the warrant liability that resulted from a reduction in the Company's stock price as of December 31, 2021.

The following table rolls forward the fair value of the HutchMed Warrant liability, the fair value of which is determined by Level 3 inputs at inception on August 7, 2021, and as of December 31, 2021:

(In thousands)
Fair value at inception	$13,050
Decrease in fair value	(11,120)
Fair value at December 31, 2021	$1,930

The key assumptions used to value the HutchMed Warrant were as follows:

	Inception	As of December 31, 2021
Risk-free interest rate	0.6%	1.05%
Expected term (in years)	4.0 years	3.6 years
Expected volatility of underlying stock	70.0%	70.0%
Expected dividend yield	-	-
Stock price	$6.47	$2.50

15. Employee Benefit Plans

Stock Incentive Plans

The Company maintains one stock incentive plan, the 2013 Stock Incentive Plan, as well as the 2013 Employee Stock Purchase Plan.

In addition, during the year ended December 31, 2021, the Company granted options to purchase an aggregate of 248,366 shares of Epizyme common stock and 106,955 restricted stock units (RSUs) to four new employees as equity inducement awards outside of the Company's 2013 Stock Incentive Plan and material to the employees’ acceptance of employment with the Company. These equity awards were approved in accordance with Nasdaq Listing Rule 5635(c)(4), and these equity awards remained outstanding as of December 31, 2021. The options have a weighted average exercise price of $5.12 per share, and the RSUs have a weighted average grant date fair value of $5.08 per unit. These inducement awards are included in stock-based compensation expense and the following tables.

Stock-Based Compensation Expense

Stock-based compensation expense is classified in the consolidated statements of operations and comprehensive loss as follows:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Research and development	$8,360	$9,093	$6,295
General and administrative	18,427	18,516	11,721
Total	$26,787	$27,609	$18,016

Stock Options

The weighted-average grant date fair value of options, estimated as of the grant date using the Black-Scholes option-pricing model. Weighted average assumptions used in this pricing model on the date of grant for options granted to employees are as follows:

	Year Ended December 31,
	2021	2020	2019
Risk-free interest rate	0.7%	0.9%	2.2%
Expected life of options	5.89 years	5.99 years	6.0 years
Expected volatility of underlying stock	70.0%	70.9%	72.0%
Expected dividend yield	0.0%	0.0%	0.0%

The following is a summary of stock option activity for the year ended December 31, 2021:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at December 31, 2020	10,225	$14.77
Granted	6,422	7.81
Exercised	(104)	8.83
Forfeited or expired	(3,597)	13.88
Outstanding at December 31, 2021	12,946	$11.61	7.62	$-
Exercisable at December 31, 2021	5,463	$14.39	5.82	$-

During the years ended December 31, 2021, 2020 and 2019, the Company granted stock options to purchase an aggregate of 6,421,792 shares, 3,522,258 shares, and 4,222,693 shares, respectively, at weighted-average grant date fair values per option share of $4.79, $11.69, and $6.99, respectively. The total grant date fair value of options that vested during the years ended December 31, 2021, 2020 and 2019 was $27.2 million, $17.4 million, and $13.2 million, respectively. The aggregate intrinsic value of stock options exercised was $0.1 million in 2021, $5.5 million in 2020 and $1.2 million in 2019.

As of December 31, 2021, there was $37.3 million in unrecognized stock-based compensation related to stock options that are expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 2.3 years.

Restricted Stock Units

During the year-ended December 31, 2021, 2,240,217 restricted stock units (“RSUs”) were granted to executives and employees and 105,944 RSUs were granted to non-employee directors. The awards were service-based. Assuming all service conditions are achieved, the executive and employee RSUs will vest as to 50%, 33%, and 25%, respectively, of the shares of Company common stock underlying the RSUs on an annual basis over two, three, or four year period of time from the grant dates, respectively, and the non-employee director RSUs will vest as to 100% of the shares of Company common stock underlying the RSUs in full on the earlier of the first anniversary of the grant date and the date of the succeeding annual meeting of stockholders.

	Number of Units	Weighted Average Grant Date Fair Value per Unit
	(In thousands except per share data)
Outstanding at December 31, 2020	668	$17.56
Granted	2,346	7.74
Vested	(187)	17.20
Forfeited	(605)	12.15
Outstanding at December 31, 2021	2,222	$8.70

Compensation expense totaling $4.9 million, $2.7 million, and $0.5 million was recognized for the service-based RSUs for the years-ended December 31, 2021, 2020 and 2019, respectively.

As of December 31, 2021, there was $14.3 million of unrecognized compensation cost related to service-based RSUs that are expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 2.2 years.

During 2019, the Company granted 604,000 RSUs to executives and employees, which contained performance conditions, 20% of the RSUs vested on June 30, 2019, 25% of the RSUs vested on January 23, 2020, 20% of the RSUs vested on March 24, 2020, and 30% of the RSUs vested on June 25, 2020 in connection with achievement of the final performance milestone.

Compensation expense totaling $3.5 million and $3.6 million was recognized for the performance-based RSUs for the years-ended December 31, 2020 and 2019, respectively.

There was no unrecognized compensation cost as of December 31, 2020, related to performance-based RSUs, as all of the performance conditions have been achieved.

401(k) Savings Plan

The Company has a defined contribution 401(k) savings plan (the “401(k) Plan”). The 401(k) Plan covers substantially all employees, and allows participants to defer a portion of their annual compensation on a pretax basis. Company contributions to the 401(k) Plan may be made at the discretion of the board of directors. During the year ended December 31, 2014, the Company implemented a matching contribution to the 401(k) Plan, matching 50% of an employee’s contribution up to a maximum of 3% of the participant’s compensation. Company contributions to the 401(k) plan totaled $1.4 million, $1.2 million and $0.6 million in the years ended December 31, 2021, 2020 and 2019, respectively.

16. Loss per Share

As described in Note 2, Summary of Significant Accounting Policies, the Company computes basic and diluted earnings (loss) per share using a methodology that gives effect to the impact of outstanding participating securities (the “two-class method”). The two-class method was not applied for the years ended December 31, 2021, 2020, and 2019 due to the net loss recognized in each of those periods. In 2019 the net loss applicable to common stockholders did not equal net loss due to the accretion of the beneficial conversion feature of Series A Preferred Stock in the amount of $2.9 million. The beneficial conversion feature was initially recorded as a discount on the Series A Preferred Stock with a corresponding amount recorded to Additional Paid-in Capital. The discount on the Series A Preferred Stock was then immediately written off as a deemed dividend as the Series A Preferred Stock does not have a stated redemption date and is immediately convertible at the option of the holder.

Basic and diluted loss per share allocable to common stockholders are computed as follows:

	Year Ended December 31,
	2021	2020	2019
	(In thousands except per share data)
Net loss	$(251,122)	$(231,694)	$(170,295)
Accretion of Series A Preferred Stock	—	—	(2,940)
Net loss attributable to common stockholders	$(251,122)	$(231,694)	$(173,235)
Weighted average shares outstanding	102,646	100,960	89,891
Basic and diluted loss per share allocable to common stockholders	$(2.45)	$(2.29)	$(1.93)

The following common stock equivalents were excluded from the calculation of diluted loss per share allocable to common stockholders because their inclusion would have been anti-dilutive:

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Stock options	12,946	10,225	8,087
Restricted stock units	2,222	669	757
Shares issuable under employee stock purchase plan	155	98	38
Series A Preferred Stock (if converted)	3,378	3,378	3,500
Warrants	8,153	2,500	2,500
	26,854	16,870	14,882

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

17. Subsequent Events

Common Stock Offering

In January 2022, the Company raised approximately $79.5 million in net proceeds (after deducting underwriting discounts and commissions and estimated offering costs, but excluding any expenses and other costs reimbursed by the underwriters) from the sale of 56,666,667 shares of its common stock in a public offering at a price of $1.50 per share.

Operating Cost Reduction

On March 1, 2022, the Company announced a cross-functional reduction of approximately 12% of its current workforce under a cost reduction plan. Affected employees will be offered separation benefits, including severance payments along with temporary healthcare coverage assistance. The Company estimates that the severance and termination-related costs will be approximately $2.8 - 3.2 million and expects to record these charges in the first quarter of 2022. The Company expects that payments of these costs will be made through the end of the fourth quarter of 2022.