Form 10-Q
period 2022-03-31
Epizyme, Inc.
filed 2022-05-10
CIK 1571498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The number of shares outstanding of the registrant’s common stock as of May 4, 2022: 164,874,549 shares.

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

All of our forward-looking statements are made as of the date of this Quarterly Report on Form 10-Q only. In each case, actual results may differ materially from such forward-looking information as a result of various important factors. We can give no assurance that such expectations or forward-looking statements will prove to be correct. An occurrence of or any material adverse change in one or more of the risk factors or risks and uncertainties referred to in this Quarterly Report on Form 10-Q or our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, or our Annual Report, or included in our other public disclosures or our other periodic reports or other documents or filings filed with or furnished to the Securities and Exchange Commission, or the SEC, could materially and adversely affect our business, prospects, financial condition and results of operations. Except as required by law, we do not undertake or plan to update or revise any such forward-looking statements to reflect actual results, changes in plans, assumptions, estimates or projections or other circumstances affecting such forward-looking statements occurring after the date of this Quarterly Report on Form 10-Q, even if such results, changes or circumstances make it clear that any forward-looking information will not be realized. Any public statements or disclosures by us following this Quarterly Report on Form 10-Q which modify or impact any of the forward-looking statements contained in this Quarterly Report on Form 10-Q will be deemed to modify or supersede such statements in this Quarterly Report on Form 10-Q.

Our management’s discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which have been prepared by us in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim periods and with Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our management’s discussion and analysis should be read in conjunction with these unaudited condensed consolidated financial statements and the notes thereto as well as in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report. The three months ended March 31, 2022 and 2021 are referred to as the first quarter of 2022 and 2021, respectively.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

EPIZYME, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except per share data)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$77,421	$98,336
Marketable securities	122,309	78,454
Accounts receivable, net	5,902	6,572
Inventory	4,594	3,216
Prepaid expenses and other current assets	18,480	19,465
Total current assets	228,706	206,043
Property and equipment, net	1,295	1,545
Operating lease assets	19,286	20,054
Intangible assets, net	41,811	42,849
Restricted cash and other assets	21,088	18,509
Total assets	$312,186	$289,000
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$7,907	$10,265
Accrued expenses	26,190	30,777
Current portion of operating lease obligation	4,870	4,154
Total current liabilities	38,967	45,196
Operating lease obligation, net of current portion	17,074	18,497
Deferred revenue	11,950	11,950
Related party long-term debt, net of debt discount	216,670	216,461
Related party liability related to sale of future royalties, net of current portion	15,824	15,654
Warrants to purchase common stock	580	1,930
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000 shares authorized; 338 shares issued and outstanding (equivalent to 3,378 shares of common stock upon conversion at a 10:1 ratio)	36,127	36,127
Common stock, $0.0001 par value; 225,000 shares and 150,000 shares authorized, respectively; 164,868 shares and 106,098 shares issued and outstanding, respectively	17	11
Additional paid-in capital	1,270,508	1,183,006
Accumulated other comprehensive (loss) income	(191)	3
Accumulated deficit	(1,295,340)	(1,239,835)
Total stockholders’ equity	11,121	(20,688)
Total liabilities and stockholders’ equity (deficit)	$312,186	$289,000

See notes to condensed consolidated financial statements.

EPIZYME, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(Amounts in thousands, except per share data)

	Three Months Ended March 31,
	2022	2021
Revenue:
Product revenue, net	$8,656	$6,191
Collaboration and other revenue	40	1,440
Total revenue	8,696	7,631
Operating expenses:
Cost of revenue	2,637	2,853
Research and development	29,781	32,704
Selling, general and administrative	27,204	36,411
Total operating expenses	59,622	71,968
Operating loss	(50,926)	(64,337)
Other (expense) income, net:
Interest expense, net	(5,480)	(5,476)
Other expense (income), net	(48)	9
Change in fair value of warrants to purchase common stock	1,350	-
Related party non-cash interest expense related to sale of future royalties	(370)	(470)
Other expense, net	(4,548)	(5,937)
Loss before income taxes	(55,474)	(70,274)
Income tax provision	(31)	-
Net loss	$(55,505)	$(70,274)
Other comprehensive income (loss):
Unrealized (loss) gain on available-for-sale securities	(194)	3
Comprehensive loss	$(55,699)	$(70,271)
Net loss per share attributable to common stockholders:
Basic	$(0.38)	$(0.69)
Diluted	$(0.38)	$(0.69)
Weighted-average common shares outstanding used in net loss per share attributable to common stockholders:
Basic	144,201	101,790
Diluted	144,201	101,790

See notes to condensed consolidated financial statements.

EPIZYME, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(55,505)	$(70,274)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,298	1,282
Stock-based compensation	5,289	7,015
Amortization of discount on investments	131	363
Amortization of debt discount	208	188
Change in fair value of warrant liability	(1,350)	—
Non-cash royalty revenue associated with the sale of future royalties	(40)	—
Non-cash interest expense associated with the sale of future royalties	370	470
Changes in operating assets and liabilities:
Accounts receivable	670	(6,659)
Inventory, current and noncurrent	(4,141)	(4,356)
Prepaid expenses and other current assets	1,498	1,028
Accounts payable	(2,566)	(4,816)
Accrued expenses	(4,750)	(4,719)
Deferred revenue	—	5,000
Operating lease assets	767	1,033
Operating lease liabilities	(707)	(1,128)
Other assets and liabilities	(362)	(2)
Net cash used in operating activities	(59,190)	(75,575)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(91,978)	(120,589)
Maturities of available-for-sale securities	47,800	100,389
Purchases of property and equipment	(10)	(119)
Net cash used in investing activities	(44,188)	(20,319)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of commissions	82,257	—
Payment of offering costs	(185)	—
Proceeds from stock options exercised	—	199
Proceeds from the issuance of shares under employee stock purchase plan	391	1,191
Net cash provided by financing activities	82,463	1,390
Net decrease in cash, cash equivalents and restricted cash	(20,915)	(94,504)
Cash, cash equivalents and restricted cash, beginning of period	99,845	169,724
Cash, cash equivalents and restricted cash, end of period	$78,930	$75,220
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$5,363	$5,368
Cash paid for income taxes	$31	$—
Unpaid offering costs	$208	$—
Property and equipment included in accounts payable or accruals	$—	$10

See notes to condensed consolidated financial statements

EPIZYME, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share amounts)

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
Balance at December 31, 2020	101,627,070	$10	337,800	$36,127	$1,137,470	$(988,713)	$3	$184,897
Exercise of stock options and vesting of restricted stock units	188,000	—	—	—	199	—	—	199
Stock-based compensation	—	—	—	—	6,943	—	—	6,943
Issuance of shares under employee stock purchase plan	146,049	—	—	—	1,191	—	—	1,191
Issuance of shares of common stock in lieu of board fees	7,632	—	—	—	72	—	—	72
Unrealized gain on available for sale securities	—	—	—	—	—	—	3	3
Net loss	—	—	—	—	—	(70,274)	—	(70,274)
Balance at March 31, 2021	101,968,751	$10	$337,800	$36,127	$1,145,875	$(1,058,987)	$6	$123,031

Balance at December 31, 2021	106,097,528	$11	337,800	$36,127	$1,183,006	$(1,239,835)	$3	$(20,688)
Issuance of common stock (net of commissions and offering costs of $507)	58,139,825	6	—	—	81,822	—	—	81,828
Vesting of restricted stock units	276,761	—	—	—	—	—	—	-
Stock-based compensation	—	—	—	—	5,238	—	—	5,238
Issuance of shares under employee stock purchase plan	308,473				391	—	—	391
Issuance of shares of common stock in lieu of board fees	45,109	—	—	—	51	—	—	51
Unrealized gain on available for sale securities	—	—	—	—	—	—	(194)	(194)
Net loss	—	—	—	—	—	(55,505)	—	(55,505)
Balance at March 31, 2022	164,867,696	17	337,800	36,127	1,270,508	(1,295,340)	(191)	11,121

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

Through March 31, 2022, in addition to revenues from product sales, the Company has raised an aggregate of $1,650.2 million to fund its operations. This includes $268.8 million of non-equity funding through its collaboration agreements, $368.1 million of funding, consisting of $150.0 million in equity funding received through agreements with RPI Finance Trust ("RPI"), and $218.1 million in debt financing received through a loan agreement with BioPharma Credit Investments V (Master) LP and BPCR Limited Partnership (as transferee of BioPharma Credit Investments V (Master) LP’s interest as a lender) (the "Lenders"), $937.3 million from the sale of common stock and series A convertible preferred stock (the “Series A Preferred Stock”) in the Company’s public offerings and at-the-market offerings and $76.0 million from the sale of redeemable convertible preferred stock in private financings prior to the Company’s initial public offering in May 2013. As of March 31, 2022, the Company had $199.7 million in cash, cash equivalents and marketable securities.

In 2020, the Company’s EZH2 inhibitor, tazemetostat, was approved in the United States as TAZVERIK for the treatment of epithelioid sarcoma ("ES"), and follicular lymphoma ("FL"). Commercial sales of TAZVERIK for the treatment of ES commenced in the first quarter of 2020 and commercial sales of TAZVERIK for the treatment of FL commenced in the end of the second quarter of 2020.

The Company commenced active operations in early 2008. Since its inception, the Company has generated an accumulated deficit of $1,295.3 million through March 31, 2022 and will require substantial additional capital to fund its research, development, and commercialization efforts. The Company is subject to risks common to companies in the biotechnology industry, including, but not limited to, risks of failure of commercialization, clinical trials and preclinical studies, the need to obtain additional financing to fund the future development and commercialization of tazemetostat and the rest of its pipeline, the need to obtain marketing approval for its product candidates, the need to successfully commercialize and gain market acceptance of TAZVERIK and of any product candidates that may be approved in the future, the impact of the COVID-19 pandemic on the Company’s business, results of operations, and financial condition, dependence on key personnel, protection of proprietary technology, compliance with government regulations, development by competitors of technological innovations and ability to transition from clinical-stage manufacturing to commercial-stage production, marketing, and sale of products.

Operating Cost Reduction

In August 2021, the Company implemented a cross-functional reduction of approximately 11% of its then current workforce under a cost reduction plan. Affected employees were offered separation benefits, including severance payments along with temporary healthcare coverage assistance. The severance and termination-related costs totaled approximately $2.0 million, $1.6 million of which were recorded as selling general and administrative expenses and $0.4 million of which was recorded as research and development expenses in the third quarter of 2021. The Company expects that payments of these costs will be made through August 2022.

In March 2022, the Company implemented further reductions of its expenses, including a pipeline reprioritization. Given the breadth of the Company’s then-current tazemetostat clinical development program, the Company decided to discontinued enrollment in its Phase 2 study of tazemetostat in combination with rituximab with FL in the third-line or later treatment settings (SYMPHONY-2, EZH-1401), as well as in its Phase 1/1b basket study evaluating tazemetostat combinations in patients with solid tumors (EZH-1301). The Company has enrolled five patients in the EZH-1401 study and one patient in the EZH-1301 study and plans to continue to follow the patients currently enrolled in each of these two studies. The decision to discontinue these studies was based on evolving market dynamics and a continued focus on optimizing the Company’s investments and eliminating potentially overlapping studies. The Company continues to study tazemetostat in combination with other therapies for both hematologic and solid tumor malignancies, both in ongoing Company-sponsored studies as well as investigator-initiated studies. In addition, as part of the cost reduction plan, the Company implemented a cross-functional workforce reduction of approximately 12% of the Company’s then-current employees. The severance and termination related costs totaled approximately $2.5 million, $1.7 million of which were recorded as selling general and administrative expenses and $0.8 million of which were recorded as research and development expenses in the first quarter of 2022. The Company expects that payments of these costs will be made through December 2022.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, or the Annual Report.

The unaudited condensed consolidated financial statements include the accounts of Epizyme, Inc. and its wholly owned, controlled subsidiary, Epizyme Securities Corporation. All intercompany transactions and balances of subsidiaries have been eliminated in consolidation. In the opinion of management, the information furnished reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair presentation of the results for the reported interim periods. The Company considers events or transactions that occur after the balance sheet date but before the condensed consolidated financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The three months ended March 31, 2022 and 2021 are referred to as the first quarter of 2022 and 2021, respectively. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period.

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

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three months ended March 31, 2022 are consistent with those discussed in Note 2 to the consolidated financial statements in the Annual Report and are updated below as necessary.

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

The Company has recurring losses and expects to have recurring losses for the foreseeable future with the continued commercialization of TAZVERIK in ES and FL, the development of tazemetostat in other indications, and the development of the Company’s other product candidates. In addition, the Company has experienced and continues to experience challenges in the continued commercialization of TAZVERIK resulting from the ongoing COVID-19 pandemic, which the Company believes has had an adverse impact on TAZVERIK revenues. In response to the challenges that the Company has continued to face since the Company commenced its launch of TAZVERIK in FL in June 2020, the Company implemented an operational cost reduction plan in August 2021, implemented further expense reductions in March 2022, and continues to evaluate its costs on an ongoing basis with the intention to streamline such costs.

The analysis of the Company’s ability to continue as a going concern for the first quarter of 2022 included consideration of the Company’s current cash needs, including its research and development plans, commercialization activities associated with the continued commercialization of TAZVERIK in the ES and FL indications, its existing debt service obligations, anticipated cost savings resulting from its operational cost reduction plans, including ongoing efforts to eliminate costs not related to the Company’s strategic focus. The analysis included forecasted product revenues from sales of TAZVERIK. Such estimates of future sales contain significant judgment as TAZVERIK was first launched in the first half of 2020 and there is little history with which to base such estimates. In addition, the Company’s ongoing efforts to eliminate costs not related to the Company’s strategic focus contains uncertainties as to whether the Company can attain such benefits. Based on the analysis, the Company concluded that its available cash, cash equivalents and marketable securities as of March 31, 2022 will be sufficient to fund current planned operations and capital expenditure requirements and pay our debt service obligations as they become due into the third quarter of 2023, which is at least 12 months from the filing date of this Quarterly Report on Form 10-Q with the SEC. As a result, the Company concluded that it did not identify conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date these financial statements were issued. The Company’s current operating plan is based on assumptions that may prove to be wrong, and the Company could use its capital resources sooner than it expects, in which case the Company would evaluate further reductions in its expenses or obtaining additional financing sooner than it otherwise would, which additional financing may not be available or may only be available on terms that are not acceptable to the Company.

Recently Adopted Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. The Company adopted ASU 2020-06 effective as of January 1, 2022. The adoption of ASU 2020-06 did not have an impact on the Company’s financial statements.

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

Other Revenue

Other revenue consists of revenue from the sales of tazemetostat active pharmaceutical ingredient ("API"), drug product to the Company’s licensees or collaborators and non-cash royalty revenue related to sale of future royalties. The Company recognizes revenue on tazemetostat API and drug product when control has transferred under the terms of each agreement.

Cost of Revenues

Cost of revenues primarily consists of costs related to the sales of TAZVERIK and sales of tazemetostat API and drug product to the Company’s licensees or collaborators. These costs include materials, labor, manufacturing overhead, amortization of milestone payments, and royalties payable on net sales of TAZVERIK. Cost of revenues for the three months ended March 31, 2021 included approximately $0.8 million related to sales of tazemetostat drug product. There were no sales of tazemetostat drug product during the three months ended March 31, 2022.

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

Intangible Assets, Net

Intangible assets consist of capitalized milestone payments made to third parties under an in-license of patent rights upon receiving regulatory approval of TAZVERIK. The finite-lived intangible assets are being amortized on a straight-line basis over the expected time period the Company will benefit from the in-licensed rights, which is generally the patent life. Intangible assets are recorded at cost at the time of their acquisition and are stated in the Company’s condensed consolidated balance sheets net of accumulated amortization and impairments, if applicable. The amortization expense is recognized as cost of revenue in the Company’s condensed consolidated statement of operations and comprehensive loss. During 2020 the Company paid a total of $50.0 million in milestone payments under its agreement with Eisai, Co., Ltd. (“Eisai”) following regulatory approval of tazemetostat for ES and FL. These regulatory milestones have been capitalized as intangible assets.

The following table presents intangible assets as of March 31, 2022 (in thousands):

	March 31, 2022	Estimated useful life (years)
In-licensed rights	$50,000	12.2
Less: accumulated amortization	(8,189)
Total intangible asset, net	$41,811

The Company recorded approximately $1.0 million in amortization expense related to intangible assets, using the straight-line methodology, during the three months ended March 31, 2022 and March 31, 2021. Estimated future amortization expense for intangible assets for the remainder of the year ended December 31, 2022 is $3.2 million and approximately $4.2 million per year thereafter.

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

The following table summarizes activity in each of the above product revenue allowances and reserve categories for the three months ended March 31, 2022:

	Chargebacks, Discounts, and	Government and Other
	Fees	Rebates	Returns	Total
	(In thousands)
Balance, January 1, 2022	$244	$586	$109	$939
Provision	558	1,245	(5)	1,798
Payments or credits	(530)	(1,062)	—	(1,592)
Balance, March 31, 2022	$272	$769	$104	$1,145

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of accounts receivable from customers and cash held at financial institutions. The Company believes that such customers and financial institutions are of high credit quality.

For the three months ended March 31, 2022 and 2021, net product revenue was primarily generated from four individual customers. Revenue earned from each customer as a percentage of net product revenue is as follows:

	Three Months Ended March 31,
	2022	2021
Customer 1	45%	42%
Customer 2	11%	14%
Customer 3	21%	25%
Customer 4	18%	19%

As of March 31, 2022 and December 31, 2021, the five individual customers represented as a percentage of accounts receivable as follows:

	March 31, 2022	December 31, 2021
Customer 1	25%	15%
Customer 2	16%	10%
Customer 3	28%	22%
Customer 4	22%	29%
Customer 5	9%	24%

No other customer represented more than 10 percent of net product revenue or accounts receivable.

4. Cash

A reconciliation of cash, cash equivalents, and restricted cash reported within the Company's condensed consolidated balance sheets that sum to the total of the same such amounts shown in the Company's condensed consolidated statements of cash flows, is as follows:

	As of March 31,
	2022	2021
	(In thousands)
Cash and cash equivalents	$77,421	$73,711
Restricted cash, as part of other assets	1,509	1,509
Total cash, cash equivalents, and restricted cash
shown in the condensed consolidated statements of cash flows	$78,930	$75,220

The $1.5 million in restricted cash as of both March 31, 2022 and 2021 is comprised of $0.5 million in a letter of credit as a security deposit for the Company’s office and laboratory lease at Technology Square in Cambridge, Massachusetts and $1.0 million in a letter of credit as a security deposit for the Company’s office lease at Hampshire Street in Cambridge, Massachusetts. The Company has recorded cash held to secure these letters of credit as restricted cash in restricted cash and other assets on its condensed consolidated balance sheets. The restricted cash is classified as non-current based on the related lease terms.

5. Marketable Securities

The following table summarizes the available-for-sale securities held at March 31, 2022 (in thousands):

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$46,621	$—	$(30)	$46,591
U.S. government agency securities and U.S. Treasuries	75,877	—	(159)	75,718
Total	$122,498	$—	$(189)	$122,309

The following table summarizes the available-for-sale securities held at December 31, 2021 (in thousands):

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$68,427	$7	$(3)	$68,431
U.S. government agency securities and U.S. Treasuries	10,025	—	(1)	10,024
Total	$78,452	$7	$(4)	$78,455

Certain short-term debt securities with original maturities of less than 90 days are included in cash and cash equivalents within the Company's condensed consolidated balance sheets and are not included in the tables above.

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. At March 31, 2022, the balance in the Company’s accumulated other comprehensive loss was composed solely of activity related to the Company’s available-for-sale marketable securities. There were no realized gains or losses recognized on the sale or maturity of available-for-sale securities during the three months ended March 31, 2022, and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive loss for the same period.

The aggregate fair value of available-for-sale securities held by the Company in an unrealized loss position for less than twelve months as of March 31, 2022 was $119.3 million, which consisted of 12 commercial paper securities and 18 United States Treasury securities. The aggregate unrealized loss for those securities in an unrealized loss position for less than twelve months as of March 31, 2022 was less than $0.2 million.

The Company does not intend to sell and it is unlikely that the Company will be required to sell the above investments before recovery of their amortized cost bases, which may be maturity. The Company has determined that there has been no material change in the credit risk of any of its investments. As a result, the Company determined it did not hold any investments that were impaired as of March 31, 2022. The Company reviews its portfolio of available-for-sale debt securities, using both quantitative and qualitative factors, to determine if declines in fair value below cost have resulted from a credit-related loss or other factors. If the decline in fair value is due to credit-related factors, a loss is recognized in net income, whereas if the decline in fair value is not due to credit-related factors, the loss is recorded in other comprehensive income (loss). The weighted-average maturity of the Company’s portfolio was approximately five months at March 31, 2022.

6. Fair Value Measurements

The Company’s financial instruments as of March 31, 2022 and December 31, 2021 consisted primarily of cash and cash equivalents, marketable securities and accounts receivable and accounts payable. As of March 31, 2022 and December 31, 2021, the Company’s financial assets recognized at fair value consisted of the following:

	Fair Value as of March 31, 2022
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents	$67,329	$32,611	$34,718	$—
Marketable securities:
Commercial paper	46,591	—	46,591	—
U.S. government agency securities and treasuries	75,718	—	75,718	—
Total	$189,638	$32,611	$157,027	$—

	Fair Value as of December 31, 2021
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents	$88,637	$67,209	$21,428	$—
Marketable securities:
Commercial paper	68,431	—	68,431	—
U.S. government agency securities and treasuries	10,024	—	10,024	—
Total	$167,092	$67,209	$99,883	$—

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

7. Inventory

All of the Company’s inventory relates to the manufacturing of TAZVERIK. The following table sets forth the Company’s inventory as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
	(In thousands)
Raw materials	$2,059	$3,227
Work in process	19,402	13,748
Finished goods	1,362	1,710
Total	$22,823	$18,685

Balance sheet classification
Inventory	$4,594	$3,216
Restricted cash and other assets	18,229	15,469
Total	$22,823	$18,685

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

As of March 31, 2022 the Company has not capitalized inventory costs related to its other drug development programs.

8. Supplemental Balance Sheet Information

Accrued expenses consisted of the following:

	March 31, 2022	December 31, 2021
	(In thousands)
Employee compensation and benefits	$7,750	$11,737
Research and development expenses	12,975	13,744
Current portion of liability related to the sale of future royalties	433	273
Professional services and other	5,032	5,023
Accrued expenses	$26,190	$30,777

9. Income Taxes

The Company recorded less than $0.1 million of federal or state income tax provision for the three months ended March 31, 2022 due to the expected and known loss before income taxes to be incurred, or incurred, as applicable, for the year ended December 31, 2022, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets. The Company did not record a federal or state income tax provision or benefit for the three months ended March 31, 2021 due to the expected and known loss before income taxes to be incurred, or incurred, as applicable, for the year ended December 31, 2021, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets.

10. Commitments and Contingencies

There have been no significant changes to the Company’s commitments and contingencies, other than the minimum lease payments as disclosed in Note 11, Leases, in the three months ended March 31, 2022, as compared to those disclosed in Note 9, Commitments and Contingencies, included in the Annual Report.

11. Leases

The Company enters into lease arrangements for its facilities as well as certain equipment. A summary of the arrangements is as follows:

Operating Leases

The Company leases office and laboratory space at Technology Square in Cambridge, Massachusetts under a Lease Agreement, dated as of June 15, 2012, as amended (the "Technology Square Lease") with ARE-TECH Square, LLC, a Delaware limited liability company.

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

On August 16, 2019, the Company entered into a lease (the "Hampshire Street Lease") with BMR-Hampshire LLC ("BMR"). The Hampshire Street Lease is for 33,525 rentable square feet of office space in Cambridge, Massachusetts. The Hampshire Street Lease commenced as of December 1, 2019. The Hampshire Street Lease has an initial term of seven years and four months from the commencement date and provides the Company with an option to extend the lease term for one additional five-year period. After a four-month period during which base rent was not payable, the Hampshire Street Lease provides for monthly rent payments starting at approximately $0.2 million and increasing 2.5% per year. In the event that the Company exercises its option to extend the lease term, the Hampshire Street Lease provides for monthly rent payments during the additional five-year period at the greater of the base rent rate at the end of the initial term or the then-current market rent.

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

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Lease cost
Operating lease cost	$1,689	$1,515
Variable lease cost	491	480
Total lease cost	$2,180	$1,995

Other information
Operating cash flows used for operating leases	$1,627	$1,605
Weighted average remaining lease term	3.9 years	4.7 years
Weighted average discount rate	9.74%	9.81%

Future minimum lease payments under the Company’s non-cancelable operating leases as of March 31, 2022, are as follows:

(In thousands)
2022	$4,950
2023	7,517
2024	7,322
2025	3,057
Thereafter	3,909
Total lease payments	$26,755
Less: imputed interest	(4,811)
Total operating lease liabilities at March 31, 2022	$21,944

12. Collaborations and Licensing Agreements

HutchMed

On August 7, 2021 (the “HutchMed Effective Date”), the Company entered into a strategic collaboration pursuant to a license agreement (the “HutchMed License Agreement”) with Hutchmed Group Investment Limited (formerly known as Hutchison China MediTech Investment Limited) (“HutchMed”) for the development, manufacture and commercialization of tazemetostat, either as a monotherapy or as a part of combinations with other therapies, including HutchMed proprietary compounds, agreed by the parties under the HutchMed License Agreement (“Licensed Products”) for the treatment of ES, FL, diffuse large B-cell lymphoma in humans, and any additional indications agreed by the parties in accordance with the terms of the HutchMed License Agreement (the “Field”) in mainland China, Taiwan, Hong Kong and Macau (each, a “Jurisdiction”, and collectively, the “Territory”).

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

On May 6, 2022, as contemplated by the HutchMed License Agreement, the Company, Hutchmed Limited (formerly known as Hutchison MediPharma Limited) and Hutchmed (Hong Kong) Limited entered into a manufacturing technology transfer and supply agreement under which the Company has agreed to conduct a technology transfer of manufacturing technology to HutchMed to enable HutchMed to manufacture clinical and commercial quantities of tazemetostat drug substance and drug product to carry out its obligations and exercise its rights under the HutchMed License Agreement. Until the completion of the technology transfer to

HutchMed, the Company has agreed to manufacture and supply HutchMed with tazemetostat drug substance and drug product in sufficient quantities for HutchMed’s development and commercialization activities for Licensed Products in the Field in the Territory.

HutchMed has agreed to use commercially reasonable efforts to carry out development activities in the Territory as agreed by the parties and to seek to obtain and maintain regulatory approval of the Licensed Products in the Territory. HutchMed agreed to use commercially reasonable efforts to commercialize Licensed Products in the Field in the Territory. HutchMed is responsible for all costs it incurs in developing, obtaining regulatory approval of, and commercializing Licensed Products in the Field in the Territory, including costs incurred by HutchMed in conducting clinical trials that only include clinical sites in the Territory. For global studies conducted by the Company that HutchMed elects to participate in by conducting any such study in the Territory, HutchMed will be responsible for enrolling and treating in the Territory 20% of the total number of study patients of such global study and will be responsible for costs for those patients enrolled and treated in such trials. HutchMed will also be responsible for 20% of the costs of such global studies that are not specific to any territory and the Company will be responsible for all other costs of such global studies. HutchMed has agreed to participate in the Company’s EZH-301 and SYMPHONY-1 (EZH-302) global studies. Under an amendment to the HutchMed License Agreement executed by the parties on May 6, 2022, HutchMed has responsibility for the SYMPHONY-1 trial in the Territory at HutchMed’s expense, except the Company is responsible for regulatory interactions and filings in mainland China and for the conduct of the SYMPHONY-1 trial in Taiwan, in each case subject to HutchMed’s reimbursement of the Company’s expenses commencing as of the HutchMed Effective Date, and Epizyme has oversight of the conduct of the SYMPHONY-1 trial to ensure consistency with the conduct of the trial globally.

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

The Company evaluated the HutchMed License Agreement under ASC 606, Revenue from Contracts with Customers. Based on that evaluation, the $12.0 million of the up-front fee remaining after allocation to the HutchMed Warrant and the reimbursement to be received for its research and development services constituted the amount of the consideration to be included in the transaction price. Prior to the May 6, 2022 amendment to the HutchMed License Agreement, had the EZH-302 global trial not been deemed a confirmatory trial for purposes of regulatory approval in China, the Company would be responsible for reimbursing HutchMed for the costs of the portion of the EZH-302 global trial that would be performed in China. The Company had concluded that this potential repayment provision represented variable consideration under the arrangement. Due to the uncertainty of potential repayment, which was based solely on the decision of a regulatory authority, the Company could not assert that it was probable that a significant reversal of revenue would not occur. As a result, the Company determined that the transaction price should be fully constrained. Under the May 6, 2022 amendment to the HutchMed License Agreement, this potential repayment provision was removed. The Company will evaluate the amendment and the application of the constraint in the second quarter of 2022 and determine if the contingency has been resolved and whether the full upfront fee (or any portion thereof) and any reimbursement of research and development services will be included in the transaction price.

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

GSK

In January 2011, the Company entered into a collaboration and license agreement (the “GSK Collaboration and License Agreement”) with Glaxo Group Limited (an affiliate of GlaxoSmithKline plc) (“GSK”), to discover, develop and commercialize novel small molecule HMT inhibitors directed to available targets from the Company’s platform. Under the terms of the agreement, the Company granted GSK exclusive worldwide license rights to HMT inhibitors directed to three targets. In March 2014, the Company and GSK amended certain terms of this agreement for the third licensed target, revising the license terms with respect to candidate compounds and amending the corresponding financial terms, including reallocating milestone payments and increasing royalty rates as to the third target. Subsequent to a GSK strategic portfolio prioritization, the Company received notice in October 2017 that GSK terminated the agreement with respect to the third target, effective December 31, 2017, which returned all rights to that target to the Company. On December 16, 2021, the Company received written notice from GSK that GSK elected to terminate the GSK Collaboration and License Agreement without cause, and in accordance with the terms of the agreement and the notice of termination, the termination became effective as of March 16, 2022. As a result of the termination of the agreement, as of the termination effective date, the license rights granted by the Company to GSK terminated, and GSK ceased to accrue any financial obligations to the Company and the Company is entitled to pursue PRMT5 and PRMT1 targets in all fields worldwide without further obligation to GSK. The Company substantially completed all of its obligations under this agreement by the end of 2015. The termination of the agreement had no impact on the Company’s financial statements.

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

In March 2021, the Company and Eisai entered into a supply agreement providing for the manufacture and supply to Eisai of tazemetostat drug product. Under the terms of the supply agreement, the Company also agreed to waive its right of exclusive supply of tazemetostat drug substance from the Company’s drug substance manufacturer. During the three months ended March 31, 2021, the Company recognized $1.3 million related to the delivery of tazemetostat drug product in collaboration and other revenue. The Company deferred $5.0 million of revenue allocated to the Company’s waiver of its exclusive right to supply of tazemetostat drug substance as of March 31, 2021, which was recognized in April 2021 upon delivery of the Company's waiver to the drug substance manufacture. No such revenue was recognized in the three months ended March 31, 2022.

During the three months ended March 31, 2021, Eisai purchased $0.4 million, of drug product from the Company at cost to facilitate development within Japan under the Eisai License Agreement which was recognized as a reduction to research and development expense.

As of March 31, 2022 and December 31, 2021, the Company had accounts receivable of less than $0.1 million for both periods, due from Eisai.

During the three months ended March 31, 2022 and 2021, the Company recorded $1.3 million and $0.9 million, respectively, related to the worldwide royalties due under the Eisai License Agreement in cost of revenue based on U.S. sales of TAZVERIK. As of March 31, 2022 and 2021, $1.3 million and $0.9 million, respectively, in royalties were payable under the Eisai License Agreement. For additional information regarding certain of the Eisai royalties, see Note 13, Sale of Future Royalties.

Roche

In December 2012, Eisai and the Company entered into a companion diagnostics agreement with Roche Molecular, under which Eisai and the Company engaged Roche Molecular to develop a companion diagnostic to identify patients who possess certain activating mutations of EZH2. In October 2013, this agreement was amended to include additional mutations in EZH2. The development costs due under the amended agreement with Roche Molecular were the responsibility of Eisai until the execution of the amended and restated collaboration and license agreement with Eisai in March 2015, at which time the Company assumed responsibility for the remaining development costs due under the agreement. In December 2015, the Company and Eisai entered into a second amendment to the companion diagnostics agreement with Roche Molecular. The agreement was further amended in March 2018. Under the amended agreement, the Company was responsible for remaining development costs of $10.4 million due under the agreement as of March 2018 and Eisai agreed to reimburse the Company $0.9 million of this amount related to a regulatory milestone for Japan. In July 2019, the Company entered into a fourth amendment to the companion diagnostics agreement. Under the amended agreement, the Company and Roche Molecular agreed to divide a $1.0 million regulatory milestone for the United States into two separate milestone payments, of which $0.5 million was paid by the Company as part of the signed amendment, and the remaining $0.5 million was paid by the Company in December 2019 upon the satisfaction of certain conditions set forth in the fourth amendment to the companion diagnostics agreement. As part of this fourth amendment, Roche Molecular also assigned all of its rights and obligations under the companion diagnostics agreement to Roche Sequencing due to a reorganization at the Roche group, and this assignment became effective as of January 1, 2020. As of March 31, 2022, the Company is responsible for the remaining development costs of $1.0 million due under the agreement. The $0.9 million that Eisai agreed to reimburse the Company related to a regulatory milestone for Japan was achieved as of June 30, 2020 and the payment was received in the fourth quarter of 2020. In addition, the Company paid $1.0 million for the achievement of a development milestone in the fourth quarter of 2020.

Under the agreement with Roche Sequencing, Roche Sequencing is obligated to use commercially reasonable efforts to develop and to make commercially available the companion diagnostic. Roche Sequencing has exclusive rights to commercialize the companion diagnostic. On June 18, 2020 the FDA approved the companion diagnostic that is intended to identify FL patients with an EZH2 mutation for treatment with tazemetostat.

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

13. Sale of Future Royalties

On November 4, 2019, the Company entered into a loan agreement with BioPharma Credit PLC (the “Collateral Agent”), and the Lenders, providing for up to $70.0 million in secured term loans to be advanced in up to three tranches (the “Loan Agreement”). As of June 30, 2020, the Company had borrowed an aggregate principal amount under the first tranche of $25.0 million (the “Tranche A Note Payable”), the second tranche of $25.0 million (the “Tranche B Note Payable”), and the third tranche of $20.0 million (the “Tranche C Note Payable”) under the Loan Agreement. On November 3, 2020, the Company, the Collateral Agent and the Lenders amended and restated the Loan Agreement, (as amended and restated, the “Amended and Restated Loan Agreement”), to provide for, among other things, an additional secured term loan of $150.0 million, or the Tranche D Loan. On November 18, 2020, the Company borrowed the Tranche D Loan (see Note 14, Long-Term Debt). The Company paid a commitment fee of 2.00% of the original $70.0 million committed facility amount in November 2019 and 2% of the $150.0 million Tranche D Loan in November 2020, as well as expenses incurred by the Lender in executing the agreements. The interest rate for the Tranche D Loan will be determined by reference to a Eurodollar rate plus 7.75% above such Eurodollar rate. The Eurodollar rate will have a 2.00% floor. The Tranche D Loan will be due in eight equal quarterly principal payments commencing on the 51st month anniversary of the date on which the Lenders fund the Tranche D Loan. All unpaid principal and interest under the Tranche D Loan will be due and payable on the 72nd month anniversary of the date on which the Lenders funded the Tranche D Loan.

On November 4, 2019, the Company also executed a purchase agreement (the “RPI Purchase Agreement”) with RPI. Pursuant to the RPI Purchase Agreement, the Company agreed to sell to RPI 6,666,667 shares of its common stock, a warrant to purchase up to 2,500,000 shares of common stock at an exercise price of $20.00 per share (the “Common Stock Warrant”), and all of the Company’s rights to receive royalties from Eisai with respect to net sales by Eisai of tazemetostat products in Japan pursuant to the Eisai License Agreement and any successor arrangement for Japan sales (the “Japan Royalty”, and collectively, the “Transaction”). In consideration for the sale of shares of common stock, the Common Stock Warrant and the Japan Royalty, RPI paid the Company $100.0 million upon the closing of the RPI Purchase Agreement. In addition, RPI agreed, in connection with RPI’s acquisition from Eisai of the right to receive royalties from the Company under the Eisai License Agreement, to reduce the Company’s royalty obligation by low single digits upon the achievement of specified annual net sales levels over $1.5 billion. In addition, under the RPI Purchase Agreement, the Company had the right to sell, and RPI had the obligation to purchase, subject to certain conditions, including a maximum purchase price of $20.00 per share, $50.0 million of shares of common stock at the Company’s option for an 18-month period from the date of execution of the RPI Purchase Agreement (the “Put Option”). In February 2020, the Company sold 2.5 million shares of its common stock to RPI, for an aggregate of $50.0 million in proceeds pursuant to the Put Option. Additionally, under the terms of the RPI Purchase Agreement, the founder and chief executive officer of RP Management, an affiliate of RPI, and a co-founder of Pharmakon Advisors LP, an affiliate of the Lenders, was elected as a director of the Company. As of March 31, 2022 and December 31, 2021, RPI and its affiliates owned approximately 19.3% and 8.6% of the Company’s common stock, respectively.

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

As royalties are remitted to RPI from Eisai, the balance of the Royalty Obligation will be effectively repaid over the life of the Eisai License Agreement. In order to determine the accretion of the Royalty Obligation, the Company is required to estimate the total amount of future royalty payments to RPI over the life of the Eisai License Agreement. The $12.6 million recorded at execution will be accreted to the total of these royalty payments as interest expense over the life of the Royalty Obligation. At execution, the Company’s estimate of this total interest expense resulted in an effective annual interest rate of approximately 9.01%. This estimate contains significant assumptions that impact both the amount recorded at execution and the interest expense that will be recognized over the royalty period. The Company periodically assesses the estimated royalty payments to RPI from Eisai and to the extent the amount or timing of such payments is materially different than the original estimates, an adjustment is made to the effective interest rate, which will be recorded prospectively to increase or decrease interest expense. There are a number of factors that could materially affect the amount and timing of royalty payments to RPI from Eisai, and correspondingly, the amount of interest expense recorded by the Company, most of which are not within the Company’s control. Such factors include, but are not limited to, delays or discontinuation of development of tazemetostat in Japan, regulatory approval, changing standards of care, the introduction of competing products, manufacturing or other delays, generic competition, intellectual property matters, adverse events that result in governmental health authority imposed restrictions on the use of the drug products, significant changes in foreign exchange rates as the royalties remitted to RPI are made in U.S. dollars (USD) while the underlying Japan sales of tazemetostat will be made in currencies other than USD, and other events or circumstances that are not currently foreseen as tazemetostat is still under development in Japan and subject to regulatory approval. Changes to any of these factors could result in increases or decreases to both royalty revenues and interest expense. On June 23, 2021, Eisai announced that it had obtained manufacturing and marketing approval for the EZH2 inhibitor “Tazverik® Tablets 200 mg” (tazemetostat hydrobromide) in Japan with the indication of relapsed or refractory EZH2 gene mutation-positive FL (only when standard treatment is not applicable), which caused the Company to reassess the estimated future royalty payments to RPI. As of March 31, 2022, the Company’s assessment of the estimated future royalty payments to RPI resulted in a current effective interest rate of approximately 9.2%.

The following table shows the activity of the Royalty Obligation since the transaction inception through March 31, 2022:

As of March 31, 2022
(In thousands)
Proceeds from sale of future royalties	$12,601
Non-cash royalty revenue	(71)
Non-cash interest expense recognized	3,727
Liability related to the sale of future royalties - ending balance	$16,257
Less current portion	(433)
Related party liability related to sale of future royalties, net of current portion	$15,824

During the three months ended March 31, 2022 and 2021, the Company recorded $40.0 thousand and $0, respectively, in non-cash royalties from net sales of tazemetostat in Japan. During the three months ended March 31, 2022 and 2021, the Company recorded $0.4 and $0.5 million, respectively, of related non-cash interest expense.

14. Long-Term Debt

On November 4, 2019, the Company entered into the Loan Agreement, which provided for up to $70.0 million in secured term loans to be advanced in up to three tranches. The Company borrowed $70.0 million in the aggregate under the three tranches pursuant to the Loan Agreement. With the FDA’s June 2020 approval of tazemetostat for the treatment of FL in the United States, the Company also had the right, but not the obligation, to request up to an additional $300.0 million in secured term loans, subject to the approval of the Lenders, provided the Company had not prepaid any outstanding term loans at the time of such request and such request was made before November 18, 2021. On November 3, 2020, the Company entered into the Amended and Restated Loan Agreement with the Lenders. The Amended and Restated Loan Agreement provides for, among other things, an additional secured term loan of $150.0 million, or the Tranche D Loan. On November 3, 2020, the Company also delivered written notice to the Lenders to draw down the Tranche D Loan, which was funded on November 18, 2020. The Company paid a commitment fee of 2.00% of the original $70.0 million committed facility amount in November 2019 and 2% of the $150.0 million Tranche D Loan in November 2020, as well as expenses incurred by the Lender in executing the agreements.

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

The Company has the following minimum aggregate future loan payments at March 31, 2022 :

As of March 31, 2022
(In thousands)
2022	$—
2023	—
2024	70,000
2025	75,000
2026	75,000
Total minimum payments	220,000
Less amounts representing interest and discount	(3,330)
Less current portion	—
Long-term debt, net of current portion	$216,670

For the three months ended March 31, 2022 and 2021, interest expense related to the Company's Amended and Restated Loan Agreement was approximately $5.4 million in both periods. The total carrying value of debt is classified as long-term on the Company's condensed consolidated balance sheet as of March 31, 2022 and December 31, 2021.

15. Stockholders’ (Deficit) Equity

Common Stock

On April 8, 2021, the Company’s board of directors adopted, subject to stockholder approval, an amendment to the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 150,000,000 to 225,000,000 (the "2021 Charter Amendment"). At the Company’s 2021 Annual Meeting of Stockholders, the stockholders of the Company approved the 2021 Charter Amendment, which was filed with the Secretary of State of the State of Delaware on June 11, 2021. The number of authorized shares of preferred stock was not affected by the 2021 Charter Amendment. On March 16, 2022, the Company’s board of directors adopted, subject to stockholder approval, a proposed amendment to the Company’s Restated Certificate of

Incorporation to increase the number of authorized shares of common stock from 225,000,000 to 450,000,000. The number of authorized shares of preferred stock would not be affected by the proposed amendment.

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

2021 At-the-Market Offering Program

On May 6, 2021, the Company entered into an Open Market Sale AgreementSM (“ATM Sale Agreement”), with Jefferies LLC (“Jefferies”) to sell, from time to time, shares of the Company's common stock having an aggregate offering price of up to $200.0 million through an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended, under which Jefferies would act as sales agent (the "ATM Offering"). The shares that may be sold under the ATM Sale Agreement, if any, are issued and sold pursuant to the Company’s shelf registration statement on Form S -3 that was declared effective by the Securities and Exchange Commission on May 13, 2021. The Company agreed to compensate Jefferies at a fixed commission rate equal to 3.0% of the gross sales proceeds of such shares.

From the initiation of the ATM Offering through March 31, 2022, the Company has issued and sold 5,314,135 shares under the ATM Offering, resulting in aggregate net proceeds of $18.3 million after deducting issuance costs of $0.6 million.

During the three months ended March 31, 2022, the Company sold a total of 1,473,158 shares of the Company's common stock under the ATM Sale Agreement, at a volume weighted average gross selling price of approximately $1.82 per share for net proceeds of approximately $2.4 million.

Convertible Preferred Stock

The Company has 337,800 shares of Series A Preferred Stock outstanding as of March 31, 2022 and as of December 31, 2021.

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

Warrants

In November 2019, the Company issued the Common Stock Warrant for the purchase of up to 2,500,000 shares of Common Stock at an exercise price of $20.00 per share to RPI pursuant to the RPI Purchase Agreement (for additional information see Note 13, Sale of Future Royalties), which was classified as equity and recorded at its relative fair value of $8.4 million to additional paid-in capital on the Company's condensed consolidated balance sheets. The Common Stock Warrant remains outstanding as of March 31, 2022.

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

The Company recorded non-cash gains of approximately $1.4 million during the three months ended March 31, 2022 in its condensed consolidated statement of operations and comprehensive loss attributable to the decreases in the fair value of the warrant liability that resulted from a reduction in the Company's stock price as of March 31, 2022.

The following table rolls forward the fair value of the HutchMed Warrant liability, the fair value of which is determined by Level 3 inputs at inception on August 7, 2021, and as of March 31, 2022:

(In thousands)
Fair value at January 1, 2022	$1,930
Decrease in fair value	(1,350)
Fair value at March 31, 2022	$580

The key assumptions used to value the HutchMed Warrant were as follows:

	Inception	As of March 31, 2022
Risk-free interest rate	0.6%	2.42%
Expected term (in years)	4.0 years	3.36 years
Expected volatility of underlying stock	70.0%	80.0%
Expected dividend yield	-	-
Stock price	$6.47	$1.15

16. Stock-Based Compensation

The Company maintains one stock incentive plan, the 2013 Stock Incentive Plan, as well as the 2013 Employee Stock Purchase Plan.

In addition, during the year ended December 31, 2021, the Company granted options to purchase an aggregate of 248,366 shares of the Company's common stock and 106,955 restricted stock units (RSUs) to four new employees as equity inducement awards outside of the Company's 2013 Stock Incentive Plan and material to the employees’ acceptance of employment with the Company. These equity awards were approved in accordance with Nasdaq Listing Rule 5635(c)(4), and these equity awards remained outstanding as of March 31, 2022. No additional equity inducement awards were granted during the three months ended March 31, 2022. These options have a weighted average exercise price of $5.12 per share, and the RSUs have a weighted average grant date fair value of $5.08 per unit. These inducement awards are included in stock-based compensation expense and the following tables.

Total stock-based compensation expense related to stock options, restricted stock units, shares issued under the employee stock purchase plan, and shares granted to non-employee directors in lieu of board fees was $5.3 million and $7.0 million for the three months ended March 31, 2022 and 2021, respectively.

Stock-based compensation expense is classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Research and development	$1,792	$2,230
General and administrative	3,497	4,785
Total	$5,289	$7,015

Stock Options

The weighted-average grant date fair value of options, estimated as of the grant date using the Black-Scholes option pricing model, was $0.91 and $6.75 per option for those options granted during the three months ended March 31, 2022 and 2021, respectively.

Key assumptions used to apply this pricing model were as follows:

	Three Months Ended March 31,
	2022	2021
Risk-free interest rate	2.1%	0.4%
Expected life of options	5.96 years	6.0 years
Expected volatility of underlying stock	72.8%	70.5%
Expected dividend yield	0.0%	0.0%

The following is a summary of stock option activity for the three months ended March 31, 2022:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at December 31, 2021	12,946	$11.61
Granted	4,284	1.41
Exercised	-	-
Forfeited	(1,583)	10.82
Outstanding at March 31, 2022	15,647	$8.89	7.61	$-
Exercisable at March 31, 2022	5,923	$14.14	5.02	$-

As of March 31, 2022, there was $29.0 million of unrecognized compensation cost related to stock options that are expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 2.74 years.

Restricted Stock Units

During the three months ended March 31, 2022, 87,500 RSUs were granted to an executive. The awards were service-based. Assuming all service conditions are achieved, 25% of the RSUs would vest annually for four years.

	Number of Service Based RSU Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	2,222	$8.70
Granted	88	1.41
Vested	(277)	13.58
Forfeited	(345)	7.98
Outstanding at March 31, 2022	1,688	$7.67

Compensation expense totaling $1.3 million and $1.1 million was recognized for the service-based RSUs for the three months ended March 31, 2022 and 2021, respectively.

As of March 31, 2022, there was $10.3 million of unrecognized compensation cost related to service-based RSUs that are expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 1.92 years.

17. Loss Per Share

Basic and diluted loss per share allocable to common stockholders are computed as follows:

	Three Months Ended March 31,
	2022	2021
	(In thousands except per share data)
Net loss	$(55,505)	$(70,274)
Weighted average shares outstanding	144,201	101,790
Basic and diluted loss per share allocable to common stockholders	$(0.38)	$(0.69)

The following common stock equivalents were excluded from the calculation of diluted loss per share allocable to common stockholders because their inclusion would have been anti-dilutive:

	As of March 31,
	2022	2021
	(In thousands)
Stock options	15,647	12,316
Restricted stock units	1,688	1,424
Shares issuable under employee stock purchase plan	122	31
Series A Preferred Stock (if converted)	3,378	3,378
Warrants	8,153	2,500
	28,988	19,649

18. Subsequent Events

Amendment of HutchMed License Agreement

On May 6, 2022 HutchMed and the Company executed an amendment to the HutchMed License Agreement and entered into a manufacturing technology transfer and supply agreement as contemplated by the HutchMed License Agreement. For a further discussion of these agreements see Note 12, Collaborations and License Agreements.

Conversion of Preferred Stock

In May 2022, the holders of 337,800 shares of Series A Preferred Stock elected to convert such shares into 3,378,000 shares of the Company's common stock. As a result of the conversion, no shares of Series A Preferred Stock remain outstanding.

Equity Inducement Awards

On April 1, 2022, the Company granted options to purchase an aggregate of 800,000 shares of the Company's common stock to a new employee as equity inducement awards outside of the Company's 2013 Stock Incentive Plan and material to the employee’s acceptance of employment with the Company. These options have an exercise price of $1.14 per share, which is equal to the closing price of the Company's common stock on April 1, 2022, the grant date of these options. These equity awards were approved in accordance with Nasdaq Listing Rule 5635(c)(4), and these equity awards remain outstanding as of the date of the filing of this Quarterly Report on Form 10-Q.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our management’s discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which have been prepared by us in accordance with accounting principles generally accepted in the United States, or GAAP, and with Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended. This discussion and analysis should be read in conjunction with these condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission on March 1, 2022 and in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

We believe that the COVID-19 pandemic has had an adverse impact on sales of TAZVERIK since the June 2020 FDA approval of TAZVERIK for FL. Our commercial and medical affairs field teams continue to use virtual formats as well as in-person interactions, where possible, to allow us to serve the needs of healthcare providers, patients and other stakeholders. However, access to prescribers remains restrictive, and we expect these challenges to continue.

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

Although the initiation, enrollment and completion of our ongoing and planned clinical trials have not been materially disrupted, we have experienced some delays in clinical trial startup activities due to what we believe to be mostly COVID-19 related capacity constraints and resulting delays in the packaging and labeling of clinical drug supply at a third-party manufacturer. We are aware of the impact that COVID-19 continues to have on other clinical trials in our industry and there is a risk of material impact on the conduct of our clinical trials as well. We are continuing to work with our clinical trial sites as we seek to ensure study continuity, enable medical monitoring, facilitate study procedures and maintain clinical data and records, including the use of local laboratories for testing, home delivery of study drug and remote data and records monitoring.

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

We are implementing a multi-stage return to office plan. In October 2021 we opened our facilities to all employees who expressed interest in participating in a return-to-office pilot program, and starting in April 2022 we encouraged all Cambridge-based employees to return to the office in a hybrid model. In leveraging feedback from our pilot program, we have embraced a hybrid virtual/in-office model that will balance health, safety, and flexibility with the benefits of in-office work and collaboration as we safely welcome our team back to the office. Our hybrid approach will continue to be based primarily on guidance from federal, state and local government authorities, and we expect that some form of a hybrid model will continue to exist for us in the future.

We are closely monitoring the impact of the COVID-19 pandemic and related developments on our business, operations and financial performance. We plan to continue to assess the potential duration, scope and severity of the COVID-19 pandemic and its impacts on our business, operations and financial performance, and to continue to work closely with our third-party vendors, collaborators and other parties in order to seek to continue to advance our efforts with respect to the commercialization of TAZVERIK and to continue to advance the development of EZM0414 and our pipeline, while making the health and safety of our employees and their families, healthcare providers, patients and communities a top priority. Additionally, we continue to monitor the impact of conditions globally, including for example the impact of lockdowns in China, on drug supply and research activities. Due to the evolving and uncertain global impacts of the COVID-19 pandemic, however, we cannot precisely determine or quantify the impact that this pandemic has had on our business, operations and financial performance to date or the impact that this pandemic will have in 2022 and beyond.

Please refer to our risk factors set forth in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2021 for further discussion of risks related to the COVID-19 pandemic.

Operating Expense Reductions

In addition to organizational changes and cross-functional headcount reduction that we implemented in August 2021, in March 2022, we implemented further reductions of our expenses, including a cross-functional workforce reduction of approximately 12% of our then-current employees, as well as a pipeline reprioritization. Given the breadth of our then-current tazemetostat clinical development program, we discontinued enrollment in our Phase 2 study of tazemetostat in combination with rituximab with FL in the third-line or later treatment settings (SYMPHONY-2, EZH-1401), as well as in our Phase 1/1b basket study evaluating tazemetostat combinations in patients with solid tumors (EZH-1301). We have enrolled five patients in the EZH-1401 study and one patient in the EZH-1301 study and plan to continue to follow the patients currently enrolled in each of these two studies. The decision to discontinue these studies was based on evolving market dynamics and a continued focus on optimizing our investments and eliminating potentially overlapping studies. We continue to study tazemetostat in combination with other therapies for both hematologic and solid tumor malignancies, both in ongoing Company-sponsored studies as well as investigator-initiated studies.

As part of those headcount reductions and our pipeline reprioritization, we have implemented changes to our commercial strategy, to our medical affairs and clinical development teams and to our broader organization. We remain focused on accelerating commercial adoption of TAZVERIK in appropriate patients and optimizing our investment of company resources in important clinical trials and programs, including our SYMPHONY-1 (EZH-302), CELLO-1 (EZH-1101), ARIA (EZH-1501) and SET-101 trials.

The severance and termination-related costs associated with the March 2022 workforce reduction were approximately $2.5 million. We recorded these costs in the first quarter of 2022 and expect that payments of these costs will be made through the end of the fourth quarter of 2022.

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

We have one approved product, TAZVERIK (tazemetostat), which was granted accelerated approval by the FDA in January 2020 for ES and in June 2020 for FL. Our focus is on maximizing our effectiveness as a commercial organization to achieve adoption of TAZVERIK among as many appropriate patients as possible, including in earlier treatment lines and in combination regimens with the data to support this expanded use; building on TAZVERIK’s pipeline-in-a-drug potential; and expanding our pipeline and evolving oncology portfolio, including with SET-101, our first-in-human Phase 1/1b trial of EZM0414, our novel, first-in-class, oral SETD2 inhibitor. We are leveraging our drug discovery platform and expertise as a leader in epigenetics, as well as our team’s deep experience across clinical development and commercialization to execute on our strategy.

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

In December 2021 we presented updated safety and activity data from the Phase 1b safety run-in portion of this confirmatory trial at the 2021 American Society of Hematology (ASH) Annual Meeting. We continue to follow the 40 patients in the Phase 1b safety run-in portion of the trial, and recently, SYMPHONY-1 was accepted for a poster presentation, which will be shared at the upcoming ASCO Annual Meeting in Chicago in June 2022 and will include updated data from the Phase 1b cohort of SYMPHONY-1. We also plan to present additional updated data from the safety run-in portion of the trial later in 2022.

We expect that the Phase 3 portion of the SYMPHONY-1 trial will be a global, randomized and adaptive confirmatory trial in 500 patients. Based on the Phase 1b safety run-in results, in December 2021 we submitted a protocol amendment to the FDA with 800 mg twice-daily as the recommended tazemetostat dose (RP3D) for the Phase 3 portion of the trial and have completed the 30-day voluntary waiting period following submission of the protocol amendment for 800 mg RP3D without any objection from the FDA. In March 2022, we dosed the first patient in the randomized Phase 3 portion of the SYMPHONY-1 trial. The SYMPHONY-1 trial is open globally and is actively screening and enrolling patients. The primary endpoint for the Phase 3 portion of the trial will be based on progression free survival as determined by investigator. Based on discussions with the FDA, this portion of the trial will include two interim analyses, the first of which is for futility only and the second of which will be conducted for futility, and if 65% of progression free survival events have occurred, the trial will also include an efficacy evaluation. In July 2021 China’s Center for Drug Evaluation, or CDE, approved the Investigational New Drug Application, or IND, we filed in China for SYMPHONY-1.

Through our planned development efforts, our intention is to eventually make TAZVERIK available in all lines of treatment for patients with FL. In collaboration with The Lymphoma Study Association, or LYSA, and based on clinical activity observed with tazemetostat in combination with R-CHOP (rituximab, cyclophosphamide, doxorubicin, vincristine and prednisolone) as a front-line treatment for patients with high risk diffuse large B-cell lymphoma, or DLBCL, LYSA is conducting a Phase 1b/2 clinical trial to evaluate this combination as a front-line treatment for high-risk patients with FL and DLBCL. The Phase 1b portion of the trial has completed, and patient enrollment in the Phase 2 portion of this trial is nearly complete, with enrollment in the FL arm complete. In collaboration with LYSA, we expect that top-line results from the Phase 2 portion of this trial will be presented at a medical conference in the second half of 2022. We are also finalizing plans for investigator-sponsored studies to evaluate tazemetostat in combination with venetoclax or BTK inhibitors for the treatment of patients with FL in the third-line or later treatment settings.

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

As part of these broader tazemetostat development efforts, we are conducting a global, multi-center, open-label randomized Phase 1b/2 trial (EZH-1101, CELLO-1). The Phase 2 efficacy portion of the CELLO-1 trial, which is evaluating tazemetostat plus enzalutamide compared to enzalutamide monotherapy in patients with metastatic castration-resistant prostate cancer, or mCRPC, is 85% enrolled toward a target of 80 patients and we expect to complete enrollment in the randomized Phase 2 portion of the trial in 2022. We plan to present updated data from the safety run-in portion of the trial as well as interim data from the Phase 2 portion of the trial in the second half of 2022.

To efficiently evaluate tazemetostat’s potential safety and efficacy across multiple types of hematological malignancies, we initiated a signal-finding Phase 1b/2 basket study (ARIA, EZH-1501) evaluating tazemetostat with multiple combinations in hematological malignancies in December 2021. We continue to screen patients for enrollment in this study, and we plan to provide updates in the second half of 2022.

We own the global development and commercialization rights to tazemetostat outside of Japan and greater China. Eisai Co. Ltd, or Eisai, holds the rights to develop and commercialize tazemetostat in Japan, and Hutchmed Limited (formerly known as Hutchison China MediTech Investment Limited), or HutchMed, holds certain rights to develop and commercialize tazemetostat in greater China.

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

On August 7, 2021, we entered into a strategic collaboration pursuant to a license agreement with HutchMed through which we granted a license to HutchMed for the co-exclusive (with us) development and exclusive commercialization of tazemetostat, either as monotherapy or as a part of combinations with other therapies, including HutchMed proprietary compounds, agreed by us and HutchMed for the treatment of ES, FL and DLBCL in humans, and any additional indications agreed to by us and HutchMed in mainland China, Taiwan, Hong Kong and Macau, or the HutchMed Territory. On May 6, 2022, we agreed with HutchMed to amend the terms of the HutchMed license agreement to clarify certain development and regulatory responsibilities of the parties in the HutchMed Territory, among other things.

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

SETD2 is an HMT that plays multiple important roles in oncogenesis. Based on the potential of SETD2 inhibition demonstrated in multiple preclinical settings, including multiple myeloma, and in particular high risk t(4;14) multiple myeloma and in other B-cell malignancies such as DLBCL, as well as in combination with existing and emerging therapies including tazemetostat, we submitted an IND for EZM0414 to the FDA in July 2021. We received “study may proceed” from the FDA with respect to our IND for EZM0414 in July 2021. In October 2021, EZM0414 was granted Fast Track designation by the FDA in adult patients with relapsed or refractory DLBCL and in January 2022 we received orphan drug designation from the FDA for EZM0414 for the treatment of multiple myeloma. In the fourth quarter of 2021, we initiated a Phase 1/1b trial (SET-101) intended to evaluate the safety and optimize the dose and schedule of EZM0414 in R/R multiple myeloma and DLBCL patients. The Phase 1 portion of our SET-101 trial is a Bayesian optimal interval dose escalation design and includes six planned dose levels ranging from 100 mg to 900 mg once daily. Once we have optimized the dose, we then expect to expand the trial to two patient cohorts in multiple myeloma: t(4;14) multiple myeloma and non t(4;14) multiple myeloma. Based on dose optimization data from the trial, we may add a third patient cohort in DLBCL. We continue to screen patients for enrollment for the Phase 1 dose escalation portion of the SET-101 trial, which we expect will enroll between 30-36 patients. We plan to provide updates on the trial in the second half of 2022.

To date we have entered into various strategic collaborations, including with Eisai, HutchMed, Roche and other third parties. As one of several key aspects of our strategy, we plan to continue to leverage our existing collaborations and to seek to identify new potential strategic collaborations to further support and grow our business in and outside of the United States.

Through March 31, 2022, in addition to revenues from product sales, we have raised an aggregate of $1,650.2 million to fund our operations. This includes $268.8 million of non-equity funding through our collaboration agreements, $368.1 million of funding, consisting of $150.0 million in equity funding received through agreements with RPI Finance Trust, or RPI, and $218.1 million in debt financing received through a loan agreement with BioPharma Credit Investments V (Master) LP and BPCR Limited Partnership (as transferee of BioPharma Credit Investments V (Master) LP’s interest as a lender), or the Lenders, $937.3 million from the sale of common stock and Series A Preferred Stock in our public and at-the-market offerings and $76.0 million from the sale of redeemable convertible preferred stock in private financings prior to our initial public offering in May 2013.

As of March 31, 2022, we had $199.7 million in cash, cash equivalents and marketable securities. In January 2022, the Company raised approximately $79.5 million in net proceeds (after deducting underwriting discounts and commissions and estimated offering costs) from the sale of 56,666,667 shares of its common stock in a public offering at a price of $1.50 per share.

We commenced active operations in early 2008, and since inception, have incurred significant operating losses. Our net loss was $55.5 million for the three months ended March 31, 2022. As of March 31, 2022, our accumulated deficit totaled $1,295.3 million. Notwithstanding our sales of TAZVERIK, we expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect our expenses to increase in connection with our ongoing activities, particularly as we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. In addition, we expect our expenses to increase as we fund our tazemetostat development program; make any milestone and royalty payments provided for and achieved under the amended and restated collaboration and license agreement with Eisai; pay interest and principal associated with our amended and restated loan agreement with BioPharma Credit Investments V (Master) LP, BPCR Limited Partnership and BioPharma Credit PLC, or the Amended and Restated Loan Agreement; and continue research and development and initiate clinical trials of, and seek regulatory approval for, any future product candidates.

Funding Agreements with BioPharma Credit Investments V (Master) LP, BPCR Limited Partnership, BioPharma Credit PLC and RPI Finance Trust

We executed the RPI Purchase Agreement on November 4, 2019. Pursuant to the RPI Purchase Agreement, we sold to RPI 6,666,667 shares of our common stock and a warrant to purchase up to 2,500,000 shares of our common stock at an exercise price of $20.00 per share, or the Common Stock Warrant. We also sold our rights to receive royalties from Eisai with respect to net sales by Eisai of tazemetostat products in Japan, or the Japan Royalty, pursuant to the amended and restated collaboration and license agreement between us and Eisai, dated as of March 12, 2015, or the Eisai License Agreement. In consideration for the sale of shares of our common stock, the Common Stock Warrant and the Japan Royalty, RPI paid us $100.0 million upon the closing of the RPI Purchase Agreement in November 2019. In addition, RPI agreed, in connection with RPI’s acquisition from Eisai of the right to receive royalties from us under the Eisai License Agreement, to reduce our royalty obligation by low single digits upon the achievement of specified annual net sales levels. We also had the option to sell to RPI $50.0 million of shares of common stock for an 18-month period beginning November 4, 2019, or the Put Option. On February 11, 2020, we sold 2,500,000 shares of common stock to RPI for an aggregate of $50.0 million in proceeds at a sale price of $20.00 per share of common stock pursuant to the Put Option.

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

The Amended and Restated Loan Agreement contains certain customary representations and warranties, affirmative and negative covenants and events of default applicable to us and our subsidiaries. If an event of default occurs and is continuing, the Collateral Agent under the Amended and Restated Loan Agreement may, among other things, accelerate the loans and foreclose on the collateral. See Note 14, Long-Term Debt, of the notes to our consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of the key terms of the Amended and Restated Loan Agreement.

Results of Operations

Revenues

The following is a comparison of total revenues for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021	Change
	(In millions)
Product revenues, net	$8.7	$6.2	$2.5
Collaboration and other revenue	0.0	1.4	$(1.4)
Total revenues	$8.7	$7.6	$1.1

Product Revenues, net

Net product revenues represent U.S. sales from our sole commercial product, TAZVERIK, which was first approved by the FDA on January 23, 2020, less allowances and accruals. During the three months ended March 31, 2022 and 2021, net product revenues were $8.7 million and $6.2 million, respectively. The $2.5 million increase reflects the increase in TAZVERIK product sales following its approval TAZVERIK for ES in January 2020 and the approval of TAZVERIK for FL in June 2020. The increase includes product revenue during the 2022 period of $0.5 million related to the sale of commercial product by one of our customers to a third-party pharmaceutical company for use in its clinical trials. Sales allowances and accruals consisted of patient financial assistance, distribution fees, discounts, and chargebacks.

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

In the three months ended March 31, 2022 and 2021, we recognized $0.0 and $1.4 million, respectively, in collaboration and other revenue. The collaboration and other revenue in the three months ended March 31, 2022 consists of less than $0.1 million of non-cash royalties from net sales of tazemetostat in Japan. The collaboration and other revenue of $1.4 million in the three months ended March 31, 2021 was recognized as part of our supply agreement with Eisai for the manufacture and supply of tazemetostat and technical support services.

Cost of Revenue

The following is a comparison of cost of revenue for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021	Change
	(In millions)
Cost of product revenue	$2.6	$2.1	$0.5
Cost of other revenue	—	0.8	(0.8)
Total cost of revenue	$2.6	$2.9	$(0.3)

The cost of revenue primarily consists of costs related to our product revenue for the sales of TAZVERIK and sales of tazemetostat API and finished goods to our collaborators or licensors. These costs include materials, labor, manufacturing overhead, amortization of milestone payments, and royalties payable on net sales of TAZVERIK. During the three months ended March 31, 2022 and 2021, the cost of product revenue was $2.6 million and $2.1 million, respectively, and consisted of $0.3 million and $0.1 million, respectively, in costs associated with manufacturing TAZVERIK, $1.0 million and $1.0 million, respectively, in amortization expense related to the two $25.0 million milestone payments we paid under our agreement with Eisai upon regulatory approval of TAZVERIK for ES and upon regulatory approval of TAZVERIK for FL, and $1.3 million and $0.9 million, respectively, in worldwide royalties due under the Eisai License Agreement on net sales of TAZVERIK. Cost of other revenue during the three months ended March 31, 2021 consisted of $0.8 million of costs related to sales of tazemetostat drug product to Eisai. We did not have cost of other revenues in the three months ended March 31, 2022.

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

The following is a comparison of research and development expenses for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021	Change
	(In millions)
Research and development	$29.8	$32.7	$(2.9)

During the three months ended March 31, 2022, total research and development expenses decreased by $2.9 compared to the three months ended March 31, 2021. The decrease relates to increases in clinical trial expenses and discovery research activities related to tazemetostat in other indications as well as EZM0414, our SETD2 inhibitor program, which were offset by decreases in our discovery and preclinical stage product programs. Additionally, severance and termination-related costs totaling $0.8 million were recorded in the three months ended March 31, 2022 related to the March 2022 expense reductions.

The following table illustrates the components of our research and development expenses:

	Three Months Ended March 31,
Product Program	2022	2021	Change
	(In millions)
External research and development expenses:
Tazemetostat and related EZH2 programs	$12.1	$11.7	$0.4
SETD2 inhibitor EZM0414 program	1.2	-	1.2
Discovery and preclinical stage product programs, collectively	1.7	5.9	(4.2)
Unallocated personnel and other expenses	14.8	15.1	(0.3)
Total research and development expenses	$29.8	$32.7	$(2.9)

External research and development expenses include external manufacturing costs related to the acquisition of active pharmaceutical ingredient and manufacturing of clinical drug supply, ongoing clinical trial costs, discovery and preclinical research in support of the tazemetostat, EZM0414 program, and other pipeline preclinical programs and expenses associated with our companion diagnostic program.

External research and development expenses for tazemetostat and related EZH2 programs increased $0.4 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase for the three months ended March 31, 2022 relates to increases in clinical trial expenses related to tazemetostat in other indications.

External research and development expenses for EZM0414 increased $1.2 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. We designated the program as a clinical development program in the third quarter of 2021. Prior to the designation of the program as a clinical development program, we allocated costs related to EZM0414 to external research and development expenses for discovery and preclinical stage product programs.

External research and development expenses for discovery and preclinical stage product programs decreased by $4.2 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The decrease in the three months ended March 31, 2022 is primarily related to a decrease in spending for discovery research activities combined with reduced preclinical costs in connection with EZM0414 as a result of the designation of EZM0414 as a clinical development program in the third quarter of 2021.

Unallocated personnel and other expenses are comprised of compensation expenses for our full-time research and development employees and other general research and development expenses. Unallocated personnel and other expenses during the three months ended March 31, 2022 decreased $0.3 million compared to the three months ended March 31, 2021. The decrease was a result of decreases in facilities and equipment related expenses and in unallocated personnel costs and an increase in the allocation of expenses to projects.

We expect that research and development expenses will decrease through 2022, as we continue to implement our operating expense reductions and re-prioritize our investment of company resources in important clinical trials and programs, including our SYMPHONY-1 (EZH-302), CELLO-1 (EZH-1101), ARIA (EZH-1501) and SET-101 trials.

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

The following is a comparison of selling, general and administrative expenses for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021	Change
	(In millions)
Selling, general and administrative	$27.2	$36.4	$(9.2)

For the three months ended March 31, 2022, our selling, general and administrative expenses decreased $9.2 million, compared to the three months ended March 31, 2021. The decrease for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 is due to the cross-functional expense reductions starting in August of 2021 and the related decrease in external expenses and personnel related expenses across our selling, general and administrative departments. The decrease was partially offset by severance and termination-related costs totaling $1.7 million which were recorded in the three months ended March 31, 2022 related to the March 2022 cost reduction plan.

We expect that selling, general and administrative expenses will decrease through 2022, as we implement changes to our commercial strategy and organization in an effort to accelerate commercial adoption of TAZVERIK in appropriate patients as well as an operational cost reduction across general and administrative functions as part of our prioritization of our investment of company resources in what we believe to be our most important value-driving clinical trials and programs.

Other (Expense) Income, Net

The following is a comparison of other (expense) income, net for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021	Change
	(In millions)
Other (expense) income, net
Interest income	$0.1	$0.1	$—
Interest expense	(5.6)	(5.5)	(0.1)
Other expense, net	(0.1)	—	(0.1)
Change in fair value of warrants to purchase common stock	1.4	—	1.4
Non-cash interest expense related to sale of future royalties	(0.4)	(0.5)	0.1
Other (expense) income, net	$(4.6)	$(5.9)	$1.3

Other (expense) income, net consists of interest income earned on our cash equivalents and marketable securities, interest expense related to our long-term debt obligations, non-cash changes in the fair value of warrant liabilities and non-cash interest expense related to the sale of future royalties. There was a $1.3 million decrease in other expense for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, principally due to income recognized for the $1.4 million decrease in fair value of warrant liability. This decrease in other expense was partially offset by a $0.1 million increase in interest expense during the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

Income Tax Expense

We recorded a federal and state income tax provision for the three months ended March 31, 2022 of less than $0.1 million due to the expected and known loss before income taxes to be incurred, or incurred, as applicable, for the year ended December 31, 2022, as well as our continued maintenance of a full valuation allowance against our net deferred tax assets, with the exception of the deferred tax asset related to alternative minimum tax credit. We did not record a federal or state income tax provision or benefit for the three months ended March 31, 2021 due to the expected and known loss before income taxes to be incurred, or incurred, as applicable, for the year ended December 31, 2021, as well as our continued maintenance of a full valuation allowance against our net deferred tax assets, with the exception of the deferred tax asset related to alternative minimum tax credit.

Liquidity and Capital Resources

Through March 31, 2022, in addition to revenues from product sales, we have raised an aggregate of $1,650.2 million to fund our operations. This includes $268.8 million of non-equity funding through our collaboration agreements, including the $25.0 million upfront payment received from HutchMed in September 2021, $368.1 million of funding, consisting of $150.0 million in equity funding received through agreements with RPI and $218.1 million in debt financing received through a loan agreement with BioPharma Credit Investments V (Master) LP and BPCR Limited Partnership (as transferee of BioPharma Credit Investments V (Master) LP’s interest as a lender), $937.3 million from the sale of common stock and Series A Preferred Stock in our public offerings and at-the-market offerings and $76.0 million from the sale of redeemable convertible preferred stock in private financings prior to our initial public offering in May 2013. As of March 31, 2022, we had $199.7 million in cash, cash equivalents and marketable securities.

In January 2022, we raised approximately $79.5 million in net proceeds (after deducting underwriting discounts and commissions and estimated offering costs, but excluding any expenses and other costs reimbursed by the underwriters) from the sale of 56,666,667 shares of our common stock in a public offering at a price of $1.50 per share.

On May 6, 2021, we entered into the ATM Sale Agreement with Jefferies to sell, from time to time, shares of our common stock having an aggregate offering price of up to $200,000,000 through an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended, under which Jefferies would act as sales agent. The shares that may be sold under the ATM Sale Agreement, if any, are issued and sold pursuant to our shelf registration statement on Form S-3 that was declared effective by the SEC on May 13, 2021. From the initiation of the ATM Offering through March 31, 2022, we have issued and sold 5,314,135 shares under the ATM Offering, resulting in aggregate net proceeds of $18.3 million after deducting issuance costs of $0.6 million.

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

Outlook

Based on our current operating plan, we expect that our existing cash, cash equivalents and marketable securities as of March 31, 2022, will be sufficient to fund our planned operating expenses and capital expenditure requirements and pay our debt service obligations as they become due into the third quarter of 2023, without giving effect to any potential milestone payments we may receive under our collaboration agreements. We have based this estimate on assumptions that may prove to be wrong, such as the revenue that we expect to generate from the sale of our products, or as to our clinical development costs, particularly as the process of testing drug candidates in clinical trials is costly and the timing of progress in these trials is uncertain. As a result, we could use our capital resources sooner than we expect.

Cash Flows

The following is a summary of cash flows for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021	Change
	(In millions)
Net cash (used in) operating activities	$(59.2)	$(75.6)	$16.4
Net cash provided by investing activities	(44.2)	(20.3)	(23.9)
Net cash provided by financing activities	82.5	1.4	81.1

Net Cash Used in Operating Activities

Net cash used in operating activities was $59.2 million during the three months ended March 31, 2022 compared to $75.6 million during the three months ended March 31, 2021. The decrease in net cash used in operating activities primarily relates to our net loss of $55.5 million, changes in working capital of $9.6 million, and the $1.4 million change in fair value of warrants, partially offset by net depreciation and amortization of $1.6 million, non-cash stock-based compensation of $5.3 million, and non-cash interest expense associated with the sale of future royalties of $0.4 million.

Net cash used in operating activities during the three months ended March 31, 2021 primarily relates to our net loss of $70.3 million, changes in working capital of $14.6 million, partially offset by net depreciation and amortization of $1.8 million, non-cash stock-based compensation of $7.0 million, and non-cash interest expense associated with the sale of future royalties of $0.5 million.

Net Cash Provided by Investing Activities

Net cash used in investing activities during the three months ended March 31, 2022 reflects maturities of available-for-sale securities of $47.8 million, offset by $92.0 million of purchases of available-for-sale securities, and less than $0.1 million of purchases of property and equipment.

Net cash provided by investing activities during the three months ended March 31, 2021 reflects maturities of available-for-sale securities of $100.4 million, offset by $120.6 million of purchases of available-for-sale securities, and $0.1 million of purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $82.5 million during the three months ended March 31, 2022 primarily reflects net proceeds from the sale of common stock through a public offering and under the ATM Sale Agreement of $82.3 million, and the purchases of shares under our employee stock purchase plan of $0.4 million, partially offset by the payment of offering costs of $0.2 million related to the public offering.

Net cash provided by financing activities of $1.4 million during the three months ended March 31, 2021 reflects cash received from the purchases of shares under our employee stock purchase plan of $1.3 million and stock option exercises of $0.2 million.

Critical Accounting Estimates

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

During the three months ended March 31, 2022, there have been no material changes with respect to our critical accounting estimates disclosed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2021.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2022, we had cash, cash equivalents and marketable securities of $199.7 million, consisting of money market funds, corporate bonds, commercial paper and government-related obligations. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. We estimate that a hypothetical 100-basis point change in market interest rates would impact the fair value of our investment portfolio as of March 31, 2022 by $0.4 million.

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

Our management, under the supervision and with the participation of the principal executive officer (our President and Chief Executive Officer) and the principal financial officer (our President and Chief Executive Officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our President and Chief Executive Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A. Risk Factors

The following information updates, and should be read in conjunction with, the risk factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, or the 2021 10-K. Any of the risk factors contained in the 2021 10-K and in this Quarterly Report on Form 10-Q could materially affect our business, financial condition or future results, and such risk factors may not be the only risks we face. The COVID-19 pandemic has heightened, and in some cases manifested, certain of the risks we normally face in operating our business, including those disclosed in the 2021 10-K, and the risk factor disclosure in the 2021 10-K is qualified by the information relating to COVID-19 that is described in this Quarterly Report on Form 10-Q. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

If we fail to comply with the continued listing requirements on the Nasdaq Global Select Market (“Nasdaq”), our common stock could be delisted from Nasdaq, which would adversely affect the liquidity of our common stock and our ability to raise additional capital or enter into strategic transactions.

We must satisfy Nasdaq’s continued listing requirements, including, among other things, a minimum closing bid price of $1.00 per share (the “Minimum Bid Price”), or risk delisting, which would have a material adverse effect on our business. From April 7, 2022 through the date of this Quarterly Report on Form 10-Q, the bid price of our common stock has closed below the Minimum Bid Price for continued listing on Nasdaq. If the bid price of our common stock continues to close below the Minimum Bid Price for 30 consecutive business days, we may receive a deficiency letter from the Listing Qualifications Department of the Nasdaq Stock Market notifying us that, for the last 30 consecutive business days, the bid price for our common stock had closed below the Minimum Bid Price for continued inclusion on Nasdaq (the “Minimum Bid Price Rule”). In accordance with Nasdaq Listing Rules, we would have an initial period of 180 calendar days (the “Initial Cure Period”) after receipt of such deficiency letter to regain compliance with the Minimum Bid Price Rule. If at any time before the end of the Initial Cure Period the bid price for our common stock closes at $1.00 or more per share for a minimum of 10 consecutive business days, the Nasdaq Listing Qualifications Department staff will provide written notification to us that we are in compliance with the Minimum Bid Price Rule, unless the staff exercises its discretion to extend this 10-day period pursuant to the Nasdaq Listing Rules.

If we receive a deficiency letter and then do not regain compliance with the Minimum Bid Price Rule by the end of the Initial Cure Period, we may be eligible for an additional 180 calendar day compliance period. To qualify, we would need to transfer the listing of our common stock to the Nasdaq Capital Market, provided that we meet the continued listing requirement for the market value of publicly held shares and all other initial listing standards, with the exception of the Minimum Bid Price Rule. To effect such a transfer, we would also need to pay an application fee to Nasdaq and would need to provide written notice to the Nasdaq Listing Qualifications Department staff of our intention to cure the deficiency during the additional compliance period.

If we do not regain compliance with the Minimum Bid Price Rule by the required date and we are not eligible for any additional compliance period at that time, the Nasdaq Listing Qualifications Department staff will provide us written notification that our common stock may be delisted. At that time, we may appeal the staff’s delisting determination to a Nasdaq Listing Qualifications Panel. We expect that our common stock would remain listed pending the panel’s decision. However, there can be no assurance that, even if we appeal the staff’s delisting determination to the Nasdaq Listing Qualifications Panel, such appeal would be successful.

We intend to monitor the closing bid price of our common stock and may, if appropriate, consider available options to maintain or regain, as applicable, compliance with the Minimum Bid Price Rule, which could include seeking to effect a reverse stock split. However, there can be no assurance that we will be able to maintain or regain, as applicable, compliance with the Minimum Bid Price Rule.

There are many factors that may adversely affect our minimum bid price, including those described in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission on March 1, 2022. Many of these factors are outside of our control. As a result, we may not be able to sustain compliance with the Minimum Bid Price Rule in the long term. Any potential delisting of our common stock from Nasdaq would likely result in decreased liquidity and increased volatility for our common stock and would adversely affect our ability to raise additional capital or to enter into strategic transactions. Any potential delisting of our common stock from the Nasdaq would also make it more difficult for our stockholders to sell our common stock in the public market.

Item 5. Other Information

Amendment to HutchMed License Agreement

On May 6, 2022, the Company and Hutchmed entered into an amendment to the HutchMed License Agreement (the “HutchMed Amendment”). Under the HutchMed Amendment, HutchMed has responsibility for the SYMPHONY-1 trial in the Territory at HutchMed’s expense, except the Company is responsible for regulatory interactions and filings in mainland China and for the conduct of the SYMPHONY-1 trial in Taiwan, in each case subject to HutchMed’s reimbursement of the Company’s expenses commencing as of the HutchMed Effective Date, and Epizyme has oversight of the conduct of the SYMPHONY-1 trial to ensure consistency with the conduct of the trial globally. In addition, as part of the HutchMed Amendment, the parties agreed to remove the provision from the HutchMed License Agreement regarding the potential for assumption by the Company of the costs for the SYMPHONY-1 trial in mainland China, which would have been triggered if the authorities determined that the SYMPHONY-1 trial could not be used as a confirmatory trial for regulatory approval of Licensed Product as a monotherapy in mainland China. Concurrent with the execution of the HutchMed Amendment on May 6, 2022, the Company, HutchMed, and Hutchmed (Hong Kong) Limited entered into a manufacturing technology transfer and supply agreement; and the Company, Hutchmed Limited (formerly known as Hutchison MediPharma Limited) and a contract research organization (the “CRO”) entered into an agreement pursuant to which the CRO shall provide management and oversight services in mainland China for the SYMPHONY-1 trial, at Hutchmed Limited’s expense. The foregoing description of the HutchMed Amendment does not purport to be complete and is qualified in its entirety by reference to the HutchMed Amendment, a copy of which will be filed with the SEC as an exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ending June 30, 2022.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are as follows:

Exhibit Number	Description of the Exhibit

10.1	Employment Offer Letter dated March 11, 2022 between the Registrant and Jerald Korn (1)

10.2	Executive Severance and Change in Control Plan, as amended (1)

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

Dated: May 10, 2022

EPIZYME, INC.

By:	/s/ Grant Bogle
Grant Bogle
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)