Form 10-Q
period 2022-06-30
Epizyme, Inc.
filed 2022-08-09
CIK 1571498

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of shares outstanding of the registrant’s common stock as of August 5, 2022: 168,364,752 shares.

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

•
the proposed acquisition of the Company by Ipsen Pharma SAS;
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

Our management’s discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which have been prepared by us in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim periods and with Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our management’s discussion and analysis should be read in conjunction with these unaudited condensed consolidated financial statements and the notes thereto as well as in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report. The three months ended June 30, 2022 and 2021 are referred to as the second quarter of 2022 and 2021, respectively.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

EPIZYME, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Amounts in thousands, except per share data)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$71,066	$98,336
Marketable securities	73,346	78,454
Accounts receivable, net	11,210	6,572
Inventory	5,542	3,216
Prepaid expenses and other current assets	25,676	19,465
Total current assets	186,840	206,043
Property and equipment, net	1,052	1,545
Operating lease assets	18,124	20,054
Intangible assets, net	40,772	42,849
Restricted cash and other assets	17,371	18,509
Total assets	$264,159	$289,000
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$5,001	$10,265
Accrued expenses	24,671	30,777
Current portion of operating lease obligation	5,282	4,154
Total current liabilities	34,954	45,196
Operating lease obligation, net of current portion	15,546	18,497
Deferred revenue	455	11,950
Related party long-term debt, net of debt discount	216,885	216,461
Related party liability related to sale of future royalties, net of current portion	16,020	15,654
Warrants to purchase common stock	580	1,930
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value; 5,000 shares authorized; 0 shares and 338 shares issued and outstanding, respectively (equivalent to 0 shares and to 3,378 shares of common stock upon conversion at a 10:1 ratio)	—	36,127
Common stock, $0.0001 par value; 450,000 shares and 225,000 shares authorized, respectively; 168,365 shares and 106,098 shares issued and outstanding, respectively	17	11
Additional paid-in capital	1,311,038	1,183,006
Accumulated other comprehensive (loss) income	(252)	3
Accumulated deficit	(1,331,084)	(1,239,835)
Total stockholders’ equity (deficit)	(20,281)	(20,688)
Total liabilities and stockholders’ equity (deficit)	$264,159	$289,000

See notes to condensed consolidated financial statements.

EPIZYME, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

(Amounts in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Product revenue, net	$11,040	$7,984	$19,696	$14,175
Collaboration and other revenue	16,488	5,026	16,528	6,466
Total revenue	27,528	13,010	36,224	20,641
Operating expenses:
Cost of revenue	5,169	2,492	7,808	5,346
Research and development	28,054	34,858	57,834	67,561
Selling, general and administrative	24,111	33,891	51,315	70,303
Total operating expenses	57,334	71,241	116,957	143,210
Operating loss	(29,806)	(58,231)	(80,733)	(122,569)
Other (expense) income, net:
Interest expense, net	(5,392)	(5,581)	(10,871)	(11,057)
Other expense (income), net	(166)	(54)	(214)	(44)
Change in fair value of warrants to purchase common stock	—	—	1,350	—
Related party non-cash interest expense related to sale of future royalties	(380)	(497)	(750)	(967)
Other expense, net	(5,938)	(6,132)	(10,485)	(12,068)
Loss before income taxes	(35,744)	(64,363)	(91,218)	(134,637)
Income tax provision	—	—	(31)	—
Net loss	$(35,744)	$(64,363)	$(91,249)	$(134,637)
Other comprehensive income (loss):
Unrealized (loss) gain on available-for-sale securities	(61)	(8)	(255)	(5)
Comprehensive loss	$(35,805)	$(64,371)	$(91,504)	$(134,642)
Net loss per share attributable to common stockholders:
Basic	$(0.21)	$(0.63)	$(0.59)	$(1.32)
Diluted	$(0.21)	$(0.63)	$(0.59)	$(1.32)
Weighted-average common shares outstanding used in net loss per share attributable to common stockholders:
Basic	166,990	102,053	155,658	101,922
Diluted	166,990	102,053	155,658	101,922

See notes to condensed consolidated financial statements.

EPIZYME, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Amounts in thousands)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(91,249)	$(134,637)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,580	2,595
Stock-based compensation	9,740	13,733
Amortization of discount on investments	325	665
Amortization of debt discount	424	382
Change in fair value of warrant liability	(1,350)	—
Non-cash royalty revenue associated with the sale of future royalties	(66)	—
Non-cash interest expense associated with the sale of future royalties	750	967
Changes in operating assets and liabilities:
Accounts receivable	(4,638)	(4,014)
Inventory, current and noncurrent	(1,841)	(6,629)
Prepaid expenses and other current assets	(5,700)	(2,109)
Accounts payable	(5,265)	(2,886)
Accrued expenses	(6,406)	(59)
Deferred revenue	(11,496)	—
Operating lease assets	1,930	2,092
Operating lease liabilities	(1,823)	(2,313)
Other assets and liabilities	87	(33)
Net cash used in operating activities	(113,998)	(132,246)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of available-for-sale securities	(97,418)	(170,659)
Maturities of available-for-sale securities	101,950	211,539
Purchases of property and equipment	(10)	(221)
Net cash used in investing activities	4,522	40,659
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock, net of commissions	82,257	1,534
Payment of offering costs	(442)	(105)
Proceeds from stock options exercised	—	916
Proceeds from the issuance of shares under employee stock purchase plan	391	1,191
Net cash provided by financing activities	82,206	3,536
Net decrease in cash, cash equivalents and restricted cash	(27,270)	(88,051)
Cash, cash equivalents and restricted cash, beginning of period	99,845	169,724
Cash, cash equivalents and restricted cash, end of period	$72,575	$81,673
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$10,785	$10,785
Cash paid for income taxes	$31	$—
Unpaid offering costs	$—	$154
Property and equipment included in accounts payable or accruals	$—	$18

See notes to condensed consolidated financial statements

EPIZYME, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Amounts in thousands, except share amounts)

	Common Stock		Preferred Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity (Deficit)
Balance at December 31, 2020	101,627,070	$10	337,800	$36,127	$1,137,470	$(988,713)	$3	$184,897
Exercise of stock options and vesting of restricted stock units	188,000	—	—	—	199	—	—	199
Stock-based compensation	—	—	—	—	6,943	—	—	6,943
Issuance of shares under employee stock purchase plan	146,049	—	—	—	1,191	—	—	1,191
Issuance of shares of common stock in lieu of board fees	7,632	—	—	—	72	—	—	72
Unrealized gain on available for sale securities	—	—	—	—	—	—	3	3
Net loss	—	—	—	—	—	(70,274)	—	(70,274)
Balance at March 31, 2021	101,968,751	$10	337,800	$36,127	$1,145,875	$(1,058,987)	$6	$123,031

Issuance of common stock (net of commissions and offering costs of $49)	182,866	—	—	—	1,534	—	—	1,534
Exercise of stock options and vesting of restricted stock units	93,237	—	—	—	717	—	—	717
Stock-based compensation	—	—	—	—	6,679	—	—	6,679
Issuance of shares of common stock in lieu of board fees	4,663	—	—	—	39	—	—	39
Unrealized gain on available for sale securities	—	—	—	—	—	—	(8)	(8)
Net loss	—	—	—	—	—	(64,363)	—	(64,363)
Balance at June 30, 2021	102,249,517	$10	337,800	$36,127	$1,154,844	$(1,123,350)	$(2)	$67,629

Balance at December 31, 2021	106,097,528	$11	337,800	$36,127	$1,183,006	$(1,239,835)	$3	$(20,688)
Issuance of common stock (net of commissions and offering costs of $507)	58,139,825	6	—	—	81,822	—	—	81,828
Vesting of restricted stock units	276,761	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	5,238	—	—	5,238
Issuance of shares under employee stock purchase plan	308,473	—	—	—	391	—	—	391
Issuance of shares of common stock in lieu of board fees	45,109	—	—	—	51	—	—	51
Unrealized gain on available for sale securities	—	—	—	—	—	—	(194)	(194)
Net loss	—	—	—	—	—	(55,505)	—	(55,505)
Balance at March 31, 2022	164,867,696	$17	337,800	$36,127	$1,270,508	$(1,295,340)	$(191)	$11,121

Issuance of common stock in connection with the conversion of series A convertible preferred stock	3,378,000	—	(337,800)	(36,127)	36,127	—	—	—
Vesting of restricted stock units	83,768	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	4,400	—	—	4,400
Issuance of shares of common stock in lieu of board fees	35,288	—	—	—	51	—	—	51
Offering costs	—	—	—	—	(48)	—	—	(48)
Unrealized gain on available for sale securities	—	—	—	—	—	—	(61)	(61)
Net loss	—	—	—	—	—	(35,744)	—	(35,744)
Balance at June 30, 2022	168,364,752	$17	-	$-	$1,311,038	$(1,331,084)	$(252)	$(20,281)

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

Through June 30, 2022, in addition to revenues from product sales, the Company has raised an aggregate of $1,650.2 million to fund its operations. This includes $268.8 million of non-equity funding through its collaboration agreements, $368.1 million of funding, consisting of $150.0 million in equity funding received through agreements with RPI Finance Trust ("RPI"), and $218.1 million in debt financing received through a loan agreement with BioPharma Credit Investments V (Master) LP and BPCR Limited Partnership (as transferee of BioPharma Credit Investments V (Master) LP’s interest as a lender) (the "Lenders"), $937.3 million from the sale of common stock and series A convertible preferred stock (the “Series A Preferred Stock”) in the Company’s public offerings and at-the-market offerings and $76.0 million from the sale of redeemable convertible preferred stock in private financings prior to the Company’s initial public offering in May 2013. As of June 30, 2022, the Company had $144.4 million in cash, cash equivalents and marketable securities.

In 2020, the Company’s EZH2 inhibitor, tazemetostat, was approved in the United States as TAZVERIK for the treatment of epithelioid sarcoma ("ES"), and follicular lymphoma ("FL"). Commercial sales of TAZVERIK for the treatment of ES commenced in the first quarter of 2020 and commercial sales of TAZVERIK for the treatment of FL commenced in the end of the second quarter of 2020.

The Company commenced active operations in early 2008. Since its inception, the Company has generated an accumulated deficit of $1,331.1 million through June 30, 2022 and will require substantial additional capital to fund its research, development, and commercialization efforts. The Company is subject to risks common to companies in the biotechnology industry, including, but not limited to, risks of failure of commercialization, clinical trials and preclinical studies, the need to obtain additional financing to fund the future development and commercialization of tazemetostat and the rest of its pipeline, the need to obtain marketing approval for its product candidates, the need to successfully commercialize and gain market acceptance of TAZVERIK and of any product candidates that may be approved in the future, the impact of the COVID-19 pandemic on the Company’s business, results of operations, and financial condition, dependence on key personnel, protection of proprietary technology, compliance with government regulations, development by competitors of technological innovations and ability to transition from clinical-stage manufacturing to commercial-stage production, marketing, and sale of products.

Proposed Acquisition by Ipsen

On June 27, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ipsen Pharma SAS, a French société par actions simplifiée (the “Parent”), and Hibernia Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Ipsen Biopharmaceuticals, Inc., a Delaware corporation and wholly owned subsidiary of the Parent (“Purchaser”). Pursuant to the Merger Agreement, on July 12, 2022, the Purchaser commenced a tender offer (the “Offer”) to purchase all of the issued and outstanding shares of the Company’s common stock (the “Shares”) at a price of $1.45 per Share, payable to the holder of such common stock in cash, without interest, plus one non-transferable contractual contingent value right (“CVR”) per Share, which represents the right to receive one or more payments in cash, of up to $1.00 per CVR, contingent upon the achievement of certain specified milestones.

As soon as practicable after the consummation of the Offer, and subject to the satisfaction or waiver of certain conditions as set forth in the Merger Agreement, and in accordance with Section 251(h) of the General Corporation Law of the State of Delaware, the Purchaser will be merged with and into the Company, without a meeting of the Company’s stockholders, and the Company will be continuing as the surviving corporation and a wholly owned subsidiary of the Parent (such merger, the “Merger”). As a result of the Merger, the Company will cease to be a publicly traded company.

The Merger Agreement contains customary representations, warranties, and covenants. The Company currently expects the Offer and the Merger to be completed in the third quarter of 2022, subject to the satisfaction or waiver of customary closing conditions, including, among others, that the number of Shares tendered in the Offer represent at least one Share more than 50% of the total number of Shares outstanding immediately prior to the expiration of the Offer. The Merger Agreement provides the Parent and the

Company with certain termination rights and, under certain circumstances, may require the Company to pay the Parent a termination fee of $9.9 million.

For additional information related to the Merger Agreement, refer to the Company’s Solicitation/Recommendation Statement on Schedule 14D-9 filed with the U.S. Securities and Exchange Commission (“SEC”) on July 12, 2022, together with the exhibits and annexes thereto and as amended or supplemented from time to time. Please also see “Item 1A. Risk Factors—Risks Related to Our Pending Transaction with Ipsen Pharma SAS” of this Quarterly Report on Form 10-Q.

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

In March 2022, the Company implemented further reductions of its expenses, including a pipeline reprioritization. Given the breadth of the Company’s then-current tazemetostat clinical development program, the Company decided to discontinue enrollment in its Phase 2 study of tazemetostat in combination with rituximab with FL in the third-line or later treatment settings (SYMPHONY-2, EZH-1401), as well as in its Phase 1/1b basket study evaluating tazemetostat combinations in patients with solid tumors (EZH-1301). The decision to discontinue these studies was based on evolving market dynamics and a continued focus on optimizing the Company’s investments and eliminating potentially overlapping studies. The Company continues to study tazemetostat in combination with other therapies for both hematologic and solid tumor malignancies, both in ongoing Company-sponsored studies as well as investigator-initiated studies. In addition, as part of the cost reduction plan, the Company implemented a cross-functional workforce reduction of approximately 12% of the Company’s then-current employees. The severance and termination related costs totaled approximately $2.5 million, $1.7 million of which were recorded as selling general and administrative expenses and $0.8 million of which were recorded as research and development expenses in the first quarter of 2022. The Company expects that payments of these costs will be made through December 2022.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, or the Annual Report.

The unaudited condensed consolidated financial statements include the accounts of Epizyme, Inc. and its wholly owned, controlled subsidiary, Epizyme Securities Corporation. All intercompany transactions and balances of subsidiaries have been eliminated in consolidation. In the opinion of management, the information furnished reflects all adjustments, all of which are of a normal and recurring nature, necessary for a fair presentation of the results for the reported interim periods. The Company considers events or transactions that occur after the balance sheet date but before the condensed consolidated financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. The three months ended June 30, 2022 and 2021 are referred to as the second quarter of 2022 and 2021, respectively. The results of operations for interim periods are not necessarily indicative of results to be expected for the full year or any other interim period.

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

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements for the three and six months ended June 30, 2022 are consistent with those discussed in Note 2 to the consolidated financial statements in the Annual Report and are updated below as necessary.

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

The Company has recurring losses and expects to have recurring losses for the foreseeable future with the continued commercialization of TAZVERIK in ES and FL, the development of tazemetostat in other indications, and the development of the Company’s other product candidates. In addition, the Company has experienced and continues to experience challenges in the commercialization of TAZVERIK resulting from the ongoing COVID-19 pandemic, which the Company believes has had an adverse impact on TAZVERIK revenues. In response to the challenges that the Company has continued to face since the Company commenced its launch of TAZVERIK in FL in June 2020, the Company implemented an operational cost reduction plan in August 2021, implemented further expense reductions in March 2022, and continues to evaluate its costs on an ongoing basis with the intention to streamline such costs. In addition, in connection with its ongoing review of the Company’s strategic plans and financing needs, the Company’s board of directors established a special committee in January 2022 to work with the Company’s management in connection with the exploration and consideration of a possible strategic transaction, a possible equity financing and a possible restructuring or refinancing of the Company’s outstanding indebtedness under the Amended and Restated Loan Agreement.

The analysis of the Company’s ability to continue as a going concern for the second quarter of 2022 included consideration of the Company’s current cash needs, including its research and development plans, commercialization activities associated with the continued commercialization of TAZVERIK in the ES and FL indications, its existing debt service obligations, anticipated cost savings resulting from its operational cost reduction plans, including ongoing efforts to eliminate costs not related to the Company’s strategic focus. The analysis included forecasted product revenues from sales of TAZVERIK. Such estimates of future sales contain significant judgment as TAZVERIK was first launched in the first half of 2020 and there is little history with which to base such estimates. In addition, the Company’s ongoing efforts to eliminate costs not related to the Company’s strategic focus contains uncertainties as to whether the Company can attain such benefits. Based on the analysis, the Company concluded that its available cash, cash equivalents and marketable securities as of June 30, 2022 will not be sufficient to fund current planned operations and capital expenditure requirements and pay its debt service obligations as they become due through at least 12 months from the date these financial statements are issued. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least one year from the date these financial statements are issued.

The Company’s ability to continue to fund its operations is dependent on management’s plans, which include the proposed acquisition by Ipsen described above. The Company’s current operating plan is based on assumptions that may prove to be wrong including that the proposed merger with Ipsen will close, and the Company could use its capital resources sooner than it expects, in which case the Company would evaluate further reductions in its expenses or obtaining additional financing sooner than it otherwise would through equity or debt financing, which additional financing may not be available or may only be available on terms that are not acceptable to the Company. Due to the inherent uncertainties with respect to these actions, management concluded they were not probable of occurrence and therefore do not mitigate the conditions that raise substantial doubt about the Company’s ability to continue as a going concern.

The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is not able to continue as a going concern.

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

Cost of Revenues

Cost of revenues primarily consists of costs related to the sales of TAZVERIK and sales of tazemetostat API and drug product to the Company’s licensees or collaborators. These costs include materials, labor, manufacturing overhead, amortization of milestone payments, and royalties payable on net sales of TAZVERIK. Cost of revenues for each of the three and six months ended June 30, 2022 included approximately $2.3 million related to sales of tazemetostat drug product. Cost of revenues for the six months ended June 30, 2021 included approximately $0.8 million related to sales of tazemetostat drug product. There were no sales of tazemetostat drug product during the three months ended June 30, 2021.

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

The following table presents intangible assets as of June 30, 2022 (in thousands):

	June 30, 2022	Estimated useful life (years)
In-licensed rights	$50,000	12.2
Less: accumulated amortization	(9,228)
Total intangible asset, net	$40,772

The Company recorded approximately $1.0 million and $2.1 million in amortization expense related to intangible assets, using the straight-line methodology, during each of the three and six months ended June 30, 2022 and 2021, respectively. Estimated future amortization expense for intangible assets for the remainder of the year ended December 31, 2022 is $2.1 million and approximately $4.2 million per year thereafter.

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

During the three months ended June 30, 2021, the Company concluded the lower than anticipated current and projected future revenue, due to the impact of the COVID-19 pandemic as well as other factors, was an indicator that impairment may exist related to its finite-lived intangible assets. As a result, the Company performed a recoverability test and determined that the finite-lived intangible assets were recoverable. The Company’s quantitative assessment considered significant assumptions related to estimates of future TAZVERIK sales, offset by direct costs to derive the sales. The estimates of future TAZVERIK sales and associated costs included estimates of significant growth, however, these estimates were uncertain as the product was first launched in the first half of 2020 and due to the uncertainties associated with the ongoing COVID-19 pandemic. Given the limited history of sales and the inherent difficulty in making a long-range forecast, such estimates contained significant uncertainty. If the assumptions regarding forecasted revenue or the costs to derive such revenues made at that time prove to be inaccurate, the Company may be required to perform future impairment analyses and record an impairment charge for its intangible assets in future periods.

3. Product Revenue, Net

The Company sells TAZVERIK in the United States principally to a limited number of specialty pharmacies, which dispense the product directly to patients and specialty distributors, which in turn sell the product to hospital pharmacies and community practice pharmacies (collectively, healthcare providers) for the treatment of patients. The specialty pharmacies and specialty distributors are referred to as the Company’s customers.

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

Reserves for Variable Consideration

Revenues from product sales are recorded as product revenue at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established and which result from discounts, returns, chargebacks, rebates, co-pay assistance and other allowances that are offered within contracts between the Company and its customers, healthcare providers, payors and other indirect customers relating to the Company’s product sales. These reserves are based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if the amount is payable to the customer) or a current liability (if the amount is payable to a party other than a customer). Where appropriate, these estimates take into consideration a range of possible outcomes that are probability-weighted for relevant factors such as the Company’s historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. Overall, these reserves reflect the Company’s best estimates of the amount of consideration to which the Company is entitled based on the terms of the contract(s). The amount of variable consideration that is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

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

The following table summarizes activity in each of the above product revenue allowances and reserve categories for the six months ended June 30, 2022:

	Chargebacks, Discounts, and	Government and Other
	Fees	Rebates	Returns	Total
	(In thousands)
Balance, January 1, 2022	$244	$586	$109	$939
Provision	1,139	2,539	22	3,700
Payments or credits	(1,106)	(2,423)	—	(3,529)
Balance, June 30, 2022	$277	$702	$131	$1,110

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist of accounts receivable from customers and cash held at financial institutions. The Company believes that such customers and financial institutions are of high credit quality.

For the three and six months ended June 30, 2022 and 2021, net product revenue was primarily generated from four individual customers. Revenue earned from each customer as a percentage of net product revenue is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Customer 1	37%	31%	40%	36%
Customer 2	9%	8%	10%	11%
Customer 3	14%	46%	17%	37%
Customer 4	24%	14%	21%	16%
Customer 5	16%	0%	11%	0%

As of June 30, 2022 and December 31, 2021, the five individual customers represented as a percentage of accounts receivable as follows:

	June 30, 2022	December 31, 2021
Customer 1	21%	15%
Customer 2	12%	10%
Customer 3	16%	22%
Customer 4	25%	29%
Customer 5	26%	24%

No other customer represented more than 10 percent of net product revenue or accounts receivable.

4. Cash

A reconciliation of cash, cash equivalents, and restricted cash reported within the Company's condensed consolidated balance sheets that sum to the total of the same such amounts shown in the Company's condensed consolidated statements of cash flows, is as follows:

	As of June 30,
	2022	2021
	(In thousands)
Cash and cash equivalents	$71,066	$80,164
Restricted cash, as part of other assets	1,509	1,509
Total cash, cash equivalents, and restricted cash
shown in the condensed consolidated statements of cash flows	$72,575	$81,673

The $1.5 million in restricted cash as of both June 30, 2022 and 2021 is comprised of $0.5 million in a letter of credit as a security deposit for the Company’s office and laboratory lease at Technology Square in Cambridge, Massachusetts and $1.0 million in a letter of credit as a security deposit for the Company’s office lease at Hampshire Street in Cambridge, Massachusetts. The Company has

recorded cash held to secure these letters of credit as restricted cash in restricted cash and other assets on its condensed consolidated balance sheets. The restricted cash is classified as non-current based on the related lease terms.

5. Marketable Securities

The following table summarizes the available-for-sale securities held at June 30, 2022 (in thousands):

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$15,942	$—	$(16)	$15,926
U.S. government agency securities and U.S. Treasuries	57,653	—	(233)	57,420
Total	$73,595	$—	$(249)	$73,346

The following table summarizes the available-for-sale securities held at December 31, 2021 (in thousands):

Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$68,427	$7	$(3)	$68,431
U.S. government agency securities and U.S. Treasuries	10,025	—	(1)	10,024
Total	$78,452	$7	$(4)	$78,455

Certain short-term debt securities with original maturities of less than 90 days are included in cash and cash equivalents within the Company's condensed consolidated balance sheets and are not included in the tables above.

The amortized cost of available-for-sale securities is adjusted for amortization of premiums and accretion of discounts to maturity. At June 30, 2022, the balance in the Company’s accumulated other comprehensive loss was composed solely of activity related to the Company’s available-for-sale marketable securities. There were no realized gains or losses recognized on the sale or maturity of available-for-sale securities during the six months ended June 30, 2022, and as a result, the Company did not reclassify any amounts out of accumulated other comprehensive loss for the same period.

The aggregate fair value of available-for-sale securities held by the Company in an unrealized loss position for less than twelve months as of June 30, 2022 was $73.3 million, which consisted of 4 commercial paper securities and 14 United States Treasury securities. The aggregate unrealized loss for those securities in an unrealized loss position for less than twelve months as of June 30, 2022 was less than $0.3 million.

The Company does not intend to sell and it is unlikely that the Company will be required to sell the above investments before recovery of their amortized cost bases, which may be maturity. The Company has determined that there has been no material change in the credit risk of any of its investments. As a result, the Company determined it did not hold any investments that were impaired as of June 30, 2022. The Company reviews its portfolio of available-for-sale debt securities, using both quantitative and qualitative factors, to determine if declines in fair value below cost have resulted from a credit-related loss or other factors. If the decline in fair value is due to credit-related factors, a loss is recognized in net income, whereas if the decline in fair value is not due to credit-related factors, the loss is recorded in other comprehensive income (loss). The weighted-average maturity of the Company’s portfolio was approximately three months at June 30, 2022.

6. Fair Value Measurements

The Company’s financial instruments as of June 30, 2022 and December 31, 2021 consisted primarily of cash and cash equivalents, marketable securities and accounts receivable and accounts payable. As of June 30, 2022 and December 31, 2021, the Company’s financial assets recognized at fair value consisted of the following:

	Fair Value as of June 30, 2022
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents	$61,518	$40,355	$21,163	$—
Marketable securities:
Commercial paper	15,926	—	15,926	—
U.S. government agency securities and treasuries	57,420	—	57,420	—
Total	$134,864	$40,355	$94,509	$—

	Fair Value as of December 31, 2021
	Total	Level 1	Level 2	Level 3
	(In thousands)
Cash equivalents	$88,637	$67,209	$21,428	$—
Marketable securities:
Commercial paper	68,431	—	68,431	—
U.S. government agency securities and treasuries	10,024	—	10,024	—
Total	$167,092	$67,209	$99,883	$—

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

7. Inventory

All of the Company’s inventory relates to the manufacturing of TAZVERIK. The following table sets forth the Company’s inventory as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
	(In thousands)
Raw materials	$1,676	$3,227
Work in process	17,930	13,748
Finished goods	917	1,710
Total	$20,523	$18,685

Balance sheet classification
Inventory	$5,542	$3,216
Restricted cash and other assets	14,981	15,469
Total	$20,523	$18,685

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

As of June 30, 2022 the Company has not capitalized inventory costs related to its other drug development programs.

8. Supplemental Balance Sheet Information

Accrued expenses consisted of the following:

	June 30, 2022	December 31, 2021
	(In thousands)
Employee compensation and benefits	$7,614	$11,737
Research and development expenses	10,488	13,744
Current portion of liability related to the sale of future royalties	592	273
Professional services and other	5,977	5,023
Accrued expenses	$24,671	$30,777

9. Income Taxes

The Company recorded less than $0.1 million of federal or state income tax provision for the three and six months ended June 30, 2022 due to the expected and known loss before income taxes to be incurred, or incurred, as applicable, for the year ended December 31, 2022, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets. The Company did not record a federal or state income tax provision or benefit for the three and six months ended June 30, 2021 due to the expected and known loss before income taxes to be incurred, or incurred, as applicable, for the year ended December 31, 2021, as well as the Company’s continued maintenance of a full valuation allowance against its net deferred tax assets.

10. Commitments and Contingencies

Legal Proceedings

The Company, from time to time, may be party to litigation arising in the ordinary course of its business. The Company was not subject to any material legal proceedings during the three and six months ended June 30, 2022. Subsequent to June 30, 2022, a number of complaints have been filed in federal court by purported stockholders of the Company regarding the Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Ipsen Pharma SAS, a French société par actions simplifiée (the “Parent”), and Hibernia Merger Sub, Inc., a Delaware corporation (the “Purchaser”) and a wholly owned subsidiary of Ipsen Biopharmaceuticals, Inc., a Delaware corporation, dated as of June 27, 2022. The complaints generally contend that the Solicitation/Recommendation Statement on Schedule 14D-9, filed on July 12, 2022, has omitted or misrepresented material information regarding the merger. The complaints seek, among other relief, (i) injunctive relief preventing the consummation of the transaction contemplated by the Merger Agreement; (ii) rescission or rescissory damages in the event the Merger Agreement is implemented; (iii) other damages purportedly incurred on account of defendants’ alleged misstatements or omissions; (iv) dissemination of an Amendment to the Schedule 14D-9 that discloses certain information requested by the plaintiffs; (v) declaratory relief stating defendants violated the Exchange Act of 1934, as amended; and (vi) an award of plaintiffs’ expenses and attorneys’ fees. The Company believes that the claims asserted in the complaints are without merit. Additional lawsuits arising out of or relating to the Merger Agreement may be filed in the future. For a description of the Company's material legal proceedings since June 30, 2022, see "Part II. Other Information - Item 1. Legal Proceedings" of this Quarterly Report on Form 10-Q.

Merger Agreement

In connection with a termination of the Merger Agreement under certain circumstances, including termination by the Company in order to accept and enter into a definitive agreement with respect to a Superior Proposal (as defined in the Merger Agreement), the Company will be required to pay the Parent a termination fee of $9.9 million.

Other

There have been no other significant changes to the Company’s commitments and contingencies, other than the minimum lease payments as disclosed in Note 11, Leases, in the three and six months ended June 30, 2022, as compared to those disclosed in Note 9, Commitments and Contingencies, included in the Annual Report.

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

In May 2017, the Company exercised its option to extend the term of the Technology Square Lease to November 30, 2022. Under the Technology Square Lease as amended, the Company agreed to pay a monthly base rent of approximately $0.2 million for the period commencing December 1, 2017 through May 31, 2018, with an increase on June 1, 2018 of approximately $33,000 and annual increases of approximately $9,000 on December 1 of each subsequent year until the last increase, which occurred on December 1, 2021.

On August 11, 2021, the Company, entered into a fifth amendment to the Technology Square Lease (the “Fifth Amendment”) with ARE-TECH Square, LLC. Under the Fifth Amendment, the Company extended the term of the Technology Square Lease through

November 30, 2024. Under the Fifth Amendment, the Company will continue to pay the landlord the current monthly base rent amount contemplated by the Technology Square Lease through November 30, 2022, with an increase commencing on December 1, 2022 and adjusting the monthly base rent amount to approximately $377,000 and an increase commencing on December 1, 2023 and adjusting the monthly base rent amount to approximately $388,000 through November 30, 2024. In addition, under the Fifth Amendment, the landlord agreed to provide the Company with a tenant improvement allowance of up to approximately $430,000 if requested by the Company by August 11, 2022, subject to specified terms and conditions. In accordance with ASU 2016-02, Leases, or ASC 842, the Company accounted for the Fifth Amendment as a lease modification and remeasured the operating lease liability, resulting in an additional $7.0 million operating lease liability and right of use asset. Under the current terms of the Technology Square Lease and Fifth Amendment, the Company does not have any further right to extend the term beyond November 30, 2024.

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

The following table contains a summary of the lease costs recognized under ASC 842 and other information pertaining to the Company’s operating leases for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Lease cost
Operating lease cost	$1,689	$1,515	$3,378	$3,031
Variable lease cost	491	566	933	1,046
Total lease cost	$2,180	$2,081	$4,311	$4,077

Other information
Operating cash flows used for operating leases	$1,589	$1,621	$3,216	$3,225
Weighted average remaining lease term	3.7 years	4.6 years	3.7 years	4.6 years
Weighted average discount rate	9.75%	9.86%	9.75%	9.86%

Future minimum lease payments under the Company’s non-cancelable operating leases as of June 30, 2022, are as follows:

(In thousands)
2022	$3,361
2023	7,517
2024	7,322
2025	3,057
Thereafter	3,909
Total lease payments	$25,166
Less: imputed interest	(4,338)
Total operating lease liabilities at June 30, 2022	$20,828

12. Collaborations and Licensing Agreements

HutchMed

On August 7, 2021 (the “HutchMed Effective Date”), the Company entered into a strategic collaboration pursuant to a license agreement (the “HutchMed License Agreement”) with Hutchmed Group Investment Limited (formerly known as Hutchison China MediTech Investment Limited) (“HutchMed”), which was amended in May 2022, for the development, manufacture and commercialization of tazemetostat, either as a monotherapy or as a part of combinations with other therapies, including HutchMed proprietary compounds, agreed by the parties under the HutchMed License Agreement (“Licensed Products”) for the treatment of ES, FL, diffuse large B-cell lymphoma in humans, and any additional indications agreed by the parties in accordance with the terms of the HutchMed License Agreement (the “Field”) in mainland China, Taiwan, Hong Kong and Macau (each, a “Jurisdiction”, and collectively, the “Territory”).

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

HutchMed has agreed to use commercially reasonable efforts to carry out development activities in the Territory as agreed by the parties and to seek to obtain and maintain regulatory approval of the Licensed Products in the Territory. HutchMed has also agreed to use commercially reasonable efforts to commercialize Licensed Products in the Field in the Territory. HutchMed is responsible for all costs it incurs in developing, obtaining regulatory approval of, and commercializing Licensed Products in the Field in the Territory, including costs incurred by HutchMed in conducting clinical trials that only include clinical sites in the Territory. For global studies conducted by the Company that HutchMed elects to participate in by conducting any such study in the Territory, HutchMed will be responsible for enrolling and treating in the Territory 20% of the total number of study patients of such global study and will be responsible for costs for those patients enrolled and treated in such trials. HutchMed will also be responsible for 20% of the costs of such global studies that are not specific to any territory and the Company will be responsible for all other costs of such global studies. HutchMed has agreed to participate in the Company’s EZH-301 and SYMPHONY-1 (EZH-302) global studies. Under an amendment to the HutchMed License Agreement executed by the parties on May 6, 2022, HutchMed has responsibility for the SYMPHONY-1 trial in the Territory at HutchMed’s expense, except the Company is responsible for regulatory interactions and filings in mainland China and for the conduct of the SYMPHONY-1 trial in Taiwan, in each case subject to HutchMed’s reimbursement of the Company’s expenses commencing as of the HutchMed Effective Date, and Epizyme has oversight of the conduct of the SYMPHONY-1 trial to ensure consistency with the conduct of the trial globally.

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

Under the HutchMed License Agreement, the Company issued a warrant to HutchMed (the “HutchMed Warrant”), exercisable at any time prior to August 7, 2025, for up to 5,653,000 shares of the Company’s common stock at an exercise price of $11.50 per share. On September 21, 2021, the Company filed with the SEC a registration statement on Form S-3 registering for resale the shares of the Company’s common stock issuable upon exercise of the HutchMed Warrant in accordance with the HutchMed Warrant. Such registration statement on Form S-3 was declared effective by the SEC on September 29, 2021.

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

The Company then evaluated the HutchMed License Agreement under ASC 606, Revenue from Contracts with Customers ("Topic 606") and concluded that the contract counterparty, HutchMed, is a customer. The Company identified the following performance obligations at the inception of the HutchMed License Agreement: (1) exclusive license of rights to develop, manufacture and commercialize tazemetostat in the Territory and (2) research and development services related to global trials. In addition, the Company identified the following customer options that will create manufacturing or supply obligations for the Company upon exercise by HutchMed (1) the supply of tazemetostat, (2) the supply of rituximab, lenalidomide, and placebo and (3) the supply of tazemetostat drug product. The customer options were evaluated as a material right and identified as the third performance obligation. In addition, the Company may also provide certain technology transfer services related to providing HutchMed with the capability to manufacture tazemetostat, for which the Company will receive reimbursement that approximates stand-alone selling price.

Under the HutchMed License Agreement, as amended, in order to evaluate the appropriate transaction price, the Company determined that the $12.0 million of the up-front fee remaining after allocation to the HutchMed Warrant and the reimbursement to be received for its research and development services constituted the amount of the consideration to be included in the transaction price. Prior to the May 6, 2022 amendment to the HutchMed License Agreement, had the EZH-302 global trial not been deemed a confirmatory trial for purposes of regulatory approval in China, the Company would have been responsible for reimbursing HutchMed for the costs of the portion of the EZH-302 global trial that would be performed in China. The Company had concluded that this potential repayment provision represented variable consideration under the arrangement. Due to the uncertainty of potential repayment, which was based solely on the decision of a regulatory authority, the Company could not assert that it was probable that a significant reversal of revenue would not occur. As a result, the Company determined that the transaction price should be fully constrained. Pursuant to the May 6, 2022 amendment to the HutchMed License Agreement, this potential repayment provision was removed. The Company reevaluated its rights and obligations under the HutchMed License Agreement, as amended, and concluded that the removal of the repayment provision as well as its additional performance obligations with respect to regulatory interactions and filings in mainland China and for the conduct of the SYMPHONY-1 trial in Taiwan represented a modification of the arrangement. Consequently, the Company reassessed its accounting pursuant to the arrangement.

The Company determined that the $12.0 million of the up-front fee remaining after allocation to the HutchMed Warrant and the reimbursement to be received for its research and development services constituted the amount of the consideration to be included in the transaction price and to be allocated to the performance obligations. In order to meet the allocation objective under Topic 606, the Company determined that it should allocate to each performance obligation the portion of the transaction price that reflects the amount of consideration the entity expects to be entitled to in exchange for transferring those goods or services to the customer. The Company therefore allocated the variable consideration associated with its research and development services entirely to the research and development performance obligation. The remaining consideration of $12.0 million was allocated to the remaining performance obligations – the exclusive license and the material right related to manufacturing obligations, based on the stand-alone selling price for each. For the license, the stand-alone selling price was calculated using an income approach model and included the following key assumptions: the development timeline, discount rate, and probabilities of technical and regulatory success. The value of the material right was determined by calculating the incremental discount provided to HutchMed with respect to its purchases of manufacturing materials. The Company believes that a change in the assumptions used to determine its stand-alone selling price for the license and material right most likely would not have a significant effect on the allocation of consideration received (or receivable) to the performance obligations. The Company concluded that after the amendment, the total transaction price to be allocated to the satisfied performance obligations was $17.1 million, which consisted of the license fee and the reimbursement of research and development services. The Company estimated there to be $4.0 million of variable consideration allocated to its research and development obligations that will be recognized as such services are performed.

None of the development or regulatory milestones have been included in the transaction price, as all such milestone amounts were fully constrained. As part of the Company's evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestones is outside the control of the Company and contingent upon success in future clinical trials and the licensee’s efforts. Any consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as these amounts have been determined to relate predominantly to the license granted to HutchMed and therefore are recognized at the later of when the performance obligation is satisfied or the related sales occur. The Company will reevaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstance occur.

Topic 606 requires the Company to select a single revenue recognition method for the performance obligation that depicts the Company’s performance in transferring control of services or goods. Accordingly, the Company recognized the revenue from the license at a point in time as the licenses associated with the license performance obligation have significant standalone functionality that HutchMed can immediately use. The licenses were delivered in the third quarter of 2021. Therefore, the promise to provide a customer with a right to use the Company's intellectual property would indicate revenue is satisfied at a point in time.

For the research and development performance obligation, the Company utilizes a cost-based input method to measure proportional performance and to calculate the amount of revenue to recognize. The Company believes that this is the best measure of progress because it reflects the manner in which the Company transfers its performance obligation to HutchMed.

The Company recognizes the amount allocated to the material right associated with manufacturing materials as revenue based on the output method as HutchMed exercises its options and the manufacturing materials are transferred to HutchMed.

During the second quarter of 2022, the Company allocated $11.8 million of the transaction price to the license and recognized this amount as revenue during the second quarter of 2022. Consideration allocated to the research and development performance obligation was $4.7 million, of which $0.8 million was recognized during the second quarter of 2022. Revenue allocated to the material right was $0.6 million, $0.1 million of which was recognized during the second quarter of 2022. In addition, HutchMed made manufacturing material purchases of $3.8 million during the second quarter of 2022, which were recognized upon delivery.

GSK

In January 2011, the Company entered into a collaboration and license agreement (the “GSK Collaboration and License Agreement”) with Glaxo Group Limited (an affiliate of GlaxoSmithKline plc) (“GSK”), to discover, develop and commercialize novel small molecule histone methyltransferase ("HMT") inhibitors directed to available targets from the Company’s platform. Under the terms of the GSK Collaboration and License Agreement, the Company granted GSK exclusive worldwide license rights to HMT inhibitors directed to three targets. In March 2014, the Company and GSK amended certain terms of this agreement for the third licensed target, revising the license terms with respect to candidate compounds and amending the corresponding financial terms, including reallocating milestone payments and increasing royalty rates as to the third target. Subsequent to a GSK strategic portfolio prioritization, the Company received notice in October 2017 that GSK terminated the agreement with respect to the third target, effective December 31, 2017, which returned all rights to that target to the Company. On December 16, 2021, the Company received written notice from GSK that GSK elected to terminate the GSK Collaboration and License Agreement without cause, and in accordance with the terms of the agreement and the notice of termination, the termination became effective as of March 16, 2022. As a result of the termination of the agreement, as of the termination effective date, the license rights granted by the Company to GSK terminated, and GSK ceased to accrue any financial obligations to the Company and the Company is entitled to pursue PRMT5 and PRMT1 targets in all fields worldwide without further obligation to GSK. The Company substantially completed all of its obligations under this agreement by the end of 2015. The termination of the agreement had no impact on the Company’s financial statements.

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

In March 2021, the Company and Eisai entered into a supply agreement providing for the manufacture and supply to Eisai of tazemetostat drug product. Under the terms of the supply agreement, the Company also agreed to waive its right of exclusive supply of tazemetostat drug substance from the Company’s drug substance manufacturer. The Company deferred $5.0 million of revenue allocated to the Company’s waiver of its exclusive right to supply of tazemetostat drug substance as of March 31, 2021, which was recognized in April 2021 upon delivery of the Company's waiver to the drug substance manufacture. During the three and six months ended June 30, 2021, the Company recognized $5.0 million and $6.3 million, respectively, related to the Company's waiver of its exclusive right to supply of tazemetostat drug substance from the Company's drug substance manufacturer and delivery of tazemetostat drug product in collaboration and other revenue.

As of June 30, 2022 and December 31, 2021, the Company had accounts receivable of less than $0.1 million for both periods, due from Eisai.

During the three and six months ended June 30, 2022, the Company recorded $1.3 million and $2.6 million, respectively, related to the worldwide royalties due under the Eisai License Agreement in cost of revenue based on U.S. sales of TAZVERIK. During the three and six months ended June 30, 2021, the Company recorded $1.2 million and $2.1 million, respectively, related to the worldwide royalties due under the Eisai License Agreement in cost of revenue based on U.S. sales of TAZVERIK. As of June 30, 2022 and 2021, $1.3 million and $1.2 million, respectively, in royalties were payable under the Eisai License Agreement. For additional information regarding certain of the Eisai royalties, see Note 13, Sale of Future Royalties.

Roche

In December 2012, Eisai and the Company entered into a companion diagnostics agreement with Roche Molecular Systems, Inc. (“Roche Molecular”), under which Eisai and the Company engaged Roche Molecular to develop a companion diagnostic to identify patients who possess certain activating mutations of EZH2. In October 2013, this agreement was amended to include additional mutations in EZH2. The development costs due under the amended agreement with Roche Molecular were the responsibility of Eisai until the execution of the amended and restated collaboration and license agreement with Eisai in March 2015, at which time the Company assumed responsibility for the remaining development costs due under the agreement. In December 2015, the Company and Eisai entered into a second amendment to the companion diagnostics agreement with Roche Molecular. The agreement was further amended in March 2018. Under the amended agreement, the Company was responsible for remaining development costs of $10.4 million due under the agreement as of March 2018 and Eisai agreed to reimburse the Company $0.9 million of this amount related to a regulatory milestone for Japan. In July 2019, the Company entered into a fourth amendment to the companion diagnostics agreement. Under the amended agreement, the Company and Roche Molecular agreed to divide a $1.0 million regulatory milestone for the United States into two separate milestone payments, of which $0.5 million was paid by the Company as part of the signed amendment, and the remaining $0.5 million was paid by the Company in December 2019 upon the satisfaction of certain conditions set forth in the fourth amendment to the companion diagnostics agreement. As part of this fourth amendment, Roche Molecular also assigned all of its rights and obligations under the companion diagnostics agreement to Roche Sequencing Solutions (“Roche Sequencing”) due to an internal reorganization, and this assignment became effective as of January 1, 2020. As of June 30, 2022, the Company is responsible for the remaining development costs of $1.0 million due under the agreement. The $0.9 million that Eisai agreed to reimburse the Company related to a regulatory milestone for Japan was achieved as of June 30, 2020 and the payment was received in the fourth quarter of 2020. In addition, the Company paid $1.0 million for the achievement of a development milestone in the fourth quarter of 2020.

Under the agreement with Roche Sequencing, Roche Sequencing is obligated to use commercially reasonable efforts to develop and to make commercially available the companion diagnostic. Roche Sequencing has exclusive rights to commercialize the companion diagnostic. On June 18, 2020, the FDA approved the companion diagnostic that is intended to identify FL patients with an EZH2 mutation for treatment with tazemetostat.

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

13. Sale of Future Royalties

On November 4, 2019, the Company entered into a loan agreement with BioPharma Credit PLC (the “Collateral Agent”), and the Lenders (as defined therein), providing for up to $70.0 million in secured term loans to be advanced in up to three tranches (the “Loan Agreement”). As of June 30, 2020, the Company had borrowed an aggregate principal amount under the first tranche of $25.0 million (the “Tranche A Note Payable”), the second tranche of $25.0 million (the “Tranche B Note Payable”), and the third tranche of $20.0 million (the “Tranche C Note Payable”) under the Loan Agreement. On November 3, 2020, the Company, the Collateral Agent and the Lenders amended and restated the Loan Agreement, (as amended and restated, the “Amended and Restated Loan Agreement”), to provide for, among other things, an additional secured term loan of $150.0 million, or the Tranche D Loan. On November 18, 2020, the Company borrowed the Tranche D Loan (see Note 14, Long-Term Debt). The Company paid a commitment fee of 2.00% of the original $70.0 million committed facility amount in November 2019 and 2% of the $150.0 million Tranche D Loan in November 2020, as well as expenses incurred by the Lender in executing the agreements. The interest rate for the Tranche D Loan will be determined by reference to a Eurodollar rate plus 7.75% above such Eurodollar rate. The Eurodollar rate will have a 2.00% floor. The Tranche D Loan will be due in eight equal quarterly principal payments commencing on the 51st month anniversary of the date on which the Lenders fund the Tranche D Loan. All unpaid principal and interest under the Tranche D Loan will be due and payable on the 72nd month anniversary of the date on which the Lenders funded the Tranche D Loan.

On November 4, 2019, the Company also executed a purchase agreement (the “RPI Purchase Agreement”) with RPI. Pursuant to the RPI Purchase Agreement, the Company agreed to sell to RPI 6,666,667 shares of its common stock, a warrant to purchase up to 2,500,000 shares of common stock at an exercise price of $20.00 per share (the “Common Stock Warrant”), and all of the Company’s rights to receive royalties from Eisai with respect to net sales by Eisai of tazemetostat products in Japan pursuant to the Eisai License Agreement and any successor arrangement for Japan sales (the “Japan Royalty”, and collectively, the “Transaction”). In consideration for the sale of shares of common stock, the Common Stock Warrant and the Japan Royalty, RPI paid the Company $100.0 million upon the closing of the RPI Purchase Agreement. In addition, RPI agreed, in connection with RPI’s acquisition from Eisai of the right to receive royalties from the Company under the Eisai License Agreement, to reduce the Company’s royalty obligation by low single digits upon the achievement of specified annual net sales levels over $1.5 billion. In addition, under the RPI Purchase Agreement, the Company had the right to sell, and RPI had the obligation to purchase, subject to certain conditions, including a maximum purchase price of $20.00 per share, $50.0 million of shares of common stock at the Company’s option for an 18-month period from the date of execution of the RPI Purchase Agreement (the “Put Option”). In February 2020, the Company sold 2.5 million shares of its common stock to RPI, for an aggregate of $50.0 million in proceeds pursuant to the Put Option. Additionally, under the terms of the RPI Purchase Agreement, the founder and chief executive officer of RP Management, an affiliate of RPI, and a co-founder of Pharmakon Advisors LP, an affiliate of the Lenders, was elected as a director of the Company. As of June 30, 2022 and December 31, 2021, RPI and its affiliates owned approximately 18.9% and 8.6% of the Company’s common stock, respectively.

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

As royalties are remitted to RPI from Eisai, the balance of the Royalty Obligation will be effectively repaid over the life of the Eisai License Agreement. In order to determine the accretion of the Royalty Obligation, the Company is required to estimate the total amount of future royalty payments to RPI over the life of the Eisai License Agreement. The $12.6 million recorded at execution will be accreted to the total of these royalty payments as interest expense over the life of the Royalty Obligation. At execution, the Company’s estimate of this total interest expense resulted in an effective annual interest rate of approximately 9.01%. This estimate contains significant assumptions that impact both the amount recorded at execution and the interest expense that will be recognized over the royalty period. The Company periodically assesses the estimated royalty payments to RPI from Eisai and to the extent the amount or timing of such payments is materially different than the original estimates, an adjustment is made to the effective interest rate, which will be recorded prospectively to increase or decrease interest expense. There are a number of factors that could materially affect the amount and timing of royalty payments to RPI from Eisai, and correspondingly, the amount of interest expense recorded by the Company, most of which are not within the Company’s control. Such factors include, but are not limited to, delays or discontinuation of development of tazemetostat in Japan, regulatory approval, changing standards of care, the introduction of competing products, manufacturing or other delays, generic competition, intellectual property matters, adverse events that result in governmental health authority imposed restrictions on the use of the drug products, significant changes in foreign exchange rates as the royalties remitted to RPI are made in U.S. dollars (USD) while the underlying Japan sales of tazemetostat will be made in currencies other than USD, and other events or circumstances that are not currently foreseen as tazemetostat is still under development in Japan and subject to regulatory approval. Changes to any of these factors could result in increases or decreases to both royalty revenues and interest expense. On June 23, 2021, Eisai announced that it had obtained manufacturing and marketing approval for the EZH2 inhibitor “Tazverik® Tablets 200 mg” (tazemetostat hydrobromide) in Japan with the indication of relapsed or refractory EZH2 gene mutation-positive FL (only when standard treatment is not applicable), which caused the Company to reassess the estimated future royalty payments to RPI. As of June 30, 2022, the Company’s assessment of the estimated future royalty payments to RPI resulted in a current effective interest rate of approximately 9.2%.

The following table shows the activity of the Royalty Obligation since the transaction inception through June 30, 2022:

As of June 30, 2022
(In thousands)
Proceeds from sale of future royalties	$12,601
Non-cash royalty revenue	(93)
Non-cash interest expense recognized	4,104
Liability related to the sale of future royalties - ending balance	$16,612
Less current portion	(592)
Related party liability related to sale of future royalties, net of current portion	$16,020

During the three months and six months ended June 30, 2022, the Company recorded $40.0 thousand and $66.0 thousand, respectively, in non-cash royalties from net sales of tazemetostat in Japan. During the three and six months ended June 30, 2021, no non-cash royalties from net sales of tazemetostat in Japan were recorded. During the three and six months ended June 30, 2022, the Company recorded $0.4 and $0.7 million, respectively, of related non-cash interest expense. During the three and six months ended June 30, 2021, the Company recorded $0.5 and $0.9 million, respectively, of related non-cash interest expense.

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

The Company has the following minimum aggregate future loan payments at June 30, 2022 :

As of June 30, 2022
(In thousands)
2022	$—
2023	—
2024	70,000
2025	75,000
2026	75,000
Total minimum payments	220,000
Less amounts representing interest and discount	(3,115)
Less current portion	—
Long-term debt, net of current portion	$216,885

For the three and six months ended June 30, 2022 and 2021, interest expense related to the Company's Amended and Restated Loan Agreement was approximately $5.4 million and $10.8 million, respectively, in both periods. The total carrying value of debt is classified as long-term on the Company's condensed consolidated balance sheet as of June 30, 2022 and December 31, 2021.

15. Stockholders’ (Deficit) Equity

Common Stock

On April 8, 2021, the Company’s board of directors adopted, subject to stockholder approval, an amendment to the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 150,000,000 to 225,000,000 (the "2021 Charter Amendment"). At the Company’s 2021 Annual Meeting of Stockholders, the stockholders of the Company approved the 2021 Charter Amendment, which was filed with the Secretary of State of the State of Delaware on June 11, 2021. The number of authorized shares of preferred stock was not affected by the 2021 Charter Amendment. On March 16, 2022, the Company’s board of directors adopted, subject to stockholder approval, a proposed amendment to the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 225,000,000 to 450,000,000 (the "2022 Charter Amendment"). At the Company’s 2022 Annual Meeting of Stockholders, the stockholders of the Company approved the 2022 Charter Amendment, which was filed with the Secretary of State of the State of Delaware on May 17, 2022. The number of authorized shares of preferred stock was not affected by the 2022 Charter Amendment.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to dividends when and if declared by the board of directors.

In January 2022, the Company raised approximately $79.5 million in net proceeds (after deducting underwriting discounts and commissions and estimated offering costs but excluding any expenses and other costs reimbursed by the underwriters) from the sale of 56,666,667 shares of its common stock in a public offering at a price of $1.50 per share.

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

From the initiation of the ATM Offering through June 30, 2022, the Company has issued and sold 5,314,135 shares under the ATM Sale Agreement, resulting in aggregate net proceeds of $18.3 million after deducting issuance costs of $0.6 million.

During the three months ended June 30 2022, there were no sales of the Company's common stock under the ATM Sale Agreement. During the six months ended June 30, 2022, the Company sold a total of 1,473,158 shares of the Company's common stock under the ATM Sale Agreement, at a volume weighted average gross selling price of approximately $1.82 per share for net proceeds of approximately $2.4 million.

Convertible Preferred Stock

The Company had no shares of Series A Preferred Stock outstanding as of June 30, 2022. The Company had 337,800 shares of Series A Preferred Stock outstanding as of December 31, 2021.

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

In May 2022, 337,800 shares of Series A Preferred Stock were converted to 3,378,000 shares of common stock.

Redemption

The Company is not obligated to redeem or repurchase any shares of Series A Preferred Stock. Shares of Series A Preferred Stock are not entitled to any redemption rights or mandatory sinking fund or analogous fund provisions.

Warrants

In November 2019, the Company issued the Common Stock Warrant for the purchase of up to 2,500,000 shares of Common Stock at an exercise price of $20.00 per share to RPI pursuant to the RPI Purchase Agreement (for additional information see Note 13, Sale of Future Royalties), which was classified as equity and recorded at its relative fair value of $8.4 million to additional paid-in capital on the Company's condensed consolidated balance sheets. The Common Stock Warrant remains outstanding as of June 30, 2022.

In August 2021, the Company issued the HutchMed Warrant to HutchMed under the HutchMed License Agreement, exercisable at any time prior to August 7, 2025, for up to 5,653,000 shares of the Company’s common stock at an exercise price of $11.50 per share. Under the HutchMed Warrant, the number of shares issuable under the warrant is reduced from 5,653,000 to 2,826,500 in the event that the HutchMed License Agreement is terminated for certain reasons as more fully described in the HutchMed License Agreement. Due to this provision in the HutchMed Warrant, the Company concluded that the warrant does not meet the exception from derivative accounting pursuant to ASC 815, Derivatives and Hedging, which requires that the warrant be accounted for as a derivative. Accordingly, the Company recorded a warrant liability in the amount of approximately $13.0 million upon issuance of the HutchMed Warrant. The fair value of the HutchMed Warrant was determined using a Black-Scholes and Monte Carlo pricing model.

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

The Company recorded non-cash gains of approximately $1.4 million during the six months ended June 30, 2022 in its condensed consolidated statement of operations and comprehensive loss attributable to the decreases in the fair value of the warrant liability that resulted from a reduction in the Company's stock price as of June 30, 2022.

The following table rolls forward the fair value of the HutchMed Warrant liability, the fair value of which is determined by Level 3 inputs at inception on August 7, 2021, and as of June 30, 2022:

(In thousands)
Fair value at January 1, 2022	$1,930
Decrease in fair value	(1,350)
Fair value at June 30, 2022	$580

The key assumptions used to value the HutchMed Warrant were as follows:

	Inception	As of June 30, 2022
Risk-free interest rate	0.6%	2.99%
Expected term (in years)	4.0 years	3.11 years
Expected volatility of underlying stock	70.0%	88.3%
Expected dividend yield	—	—
Stock price	$6.47	$1.47

16. Stock-Based Compensation

On March 11, 2022, upon the recommendation of the compensation committee of the Company’s board of directors, and subject to stockholder approval, the Company’s board of directors adopted the 2022 Equity Incentive Plan. At the Company’s 2022 Annual Meeting of Stockholders on May 17, 2022, the stockholders of the Company approved the 2022 Equity Incentive Plan, which replaces the Company’s 2013 Stock Incentive Plan. Following approval of the 2022 Equity Incentive Plan, no additional awards may be made under the 2013 Stock Incentive Plan.

The Company also maintains the 2013 Employee Stock Purchase Plan. At the Company’s 2022 Annual Meeting of Stockholders on May 17, 2022, the stockholders of the Company also approved an amendment to the 2013 Employee Stock Purchase Plan to eliminate the annual “evergreen” provision and authorize an aggregate of 2,500,000 shares of the Company’s common stock for issuance under such plan. Such amendment will become effective as of September 1, 2022.

In addition, during the year ended December 31, 2021, the Company granted options to purchase an aggregate of 248,366 shares of the Company's common stock and 106,955 restricted stock units (RSUs) to four new employees as equity inducement awards outside of the Company's 2013 Stock Incentive Plan and material to the employees’ acceptance of employment with the Company. These options have a weighted average exercise price of $5.12 per share, and the RSUs have a weighted average grant date fair value of $5.08 per unit. On April 1, 2022, the Company granted options to purchase an aggregate of 800,000 shares of the Company's common stock to a new employee as equity inducement awards outside of the Company's 2013 Stock Incentive Plan and material to the employee’s acceptance of employment with the Company. These options have an exercise price of $1.14 per share, which is equal to the closing price of the Company's common stock on April 1, 2022, the grant date of these options. These equity inducement awards were approved in accordance with Nasdaq Listing Rule 5635(c)(4), and these equity inducement awards remained outstanding as of June 30, 2022. These equity inducement awards are included in stock-based compensation expense and the following tables.

Total stock-based compensation expense related to stock options, restricted stock units, shares issued under the 2013 Employee Stock Purchase Plan, and shares of common stock issued to non-employee directors in lieu of board and board committee fees was $4.5 million and $6.7 million for the three months ended June 30, 2022 and 2021, respectively, and $9.7 million and $13.7 million for the six months ended June 30, 2022 and June 30, 2021, respectively.

Stock-based compensation expense is classified in the condensed consolidated statements of operations and comprehensive loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)		(In thousands)
Research and development	$1,417	$2,023	$3,209	$4,253
General and administrative	3,034	4,695	6,531	9,480
Total	$4,451	$6,718	$9,740	$13,733

Stock Options

The weighted-average grant date fair value of options, estimated as of the grant date using the Black-Scholes option pricing model, was $0.84 and $5.10 per option for those options granted during the six months ended June 30, 2022 and June 30, 2021, respectively.

Key assumptions used to apply this pricing model were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Risk-free interest rate	2.7%	0.8%	2.2%	0.5%
Expected life of options	5.87 years	5.71 years	5.94 years	5.94 years
Expected volatility of underlying stock	74.2%	70.7%	73.1%	70.5%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

The following is a summary of stock option activity for the six months ended June 30, 2022:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Outstanding at December 31, 2021	12,946	$11.61
Granted	5,681	1.29
Exercised	—	—
Forfeited	(3,204)	11.26
Outstanding at June 30, 2022	15,423	$7.87	8.06	$1,073
Exercisable at June 30, 2022	5,525	$13.85	5.95	$—

As of June 30, 2022, there was $23.8 million of unrecognized compensation cost related to stock options that are expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 2.71 years.

Restricted Stock Units

During the six months ended June 30, 2022, 87,500 RSUs were granted to an executive (the “executive RSUs”) and 80,946 RSUs were granted to non-employee directors (the “non-employee RSUs”). RSUs vest based on continuing service to the Company. Assuming all service conditions are achieved, the executive RSUs will vest in three equal installments with the first installment vesting approximately six and a half months following the grant date and the second and third installments vesting annually thereafter, and the non-employee director RSUs will vest as to 100% of the RSUs on the earlier of the first anniversary of the grant date and the date of the succeeding annual meeting of stockholders.

	Number of Service Based RSU Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2021	2,222	$8.70
Granted	169	1.00
Vested	(361)	12.57
Forfeited	(537)	7.62
Outstanding at June 30, 2022	1,493	$7.28

Compensation expense totaling $1.1 million and $2.3 million was recognized for the RSUs for the three and six months ended June 30, 2022, respectively. Compensation expense totaling $1.2 million and $2.2 million was recognized for the RSUs for the three and six months ended June 30, 2021, respectively.

As of June 30, 2022, there was $8.0 million of unrecognized compensation cost related to RSUs that are expected to vest. These costs are expected to be recognized over a weighted average remaining vesting period of 1.72 years.

17. Loss Per Share

Basic and diluted loss per share allocable to common stockholders are computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands except per share data)		(In thousands except per share data)
Net loss	$(35,744)	$(64,363)	$(91,249)	$(134,637)
Weighted average shares outstanding	166,990	102,053	155,658	101,922
Basic and diluted loss per share allocable to common stockholders	$(0.21)	$(0.63)	$(0.59)	$(1.32)

The following common stock equivalents were excluded from the calculation of diluted loss per share allocable to common stockholders because their inclusion would have been anti-dilutive:

	As of June 30,
	2022	2021
	(In thousands)
Stock options	15,423	12,058
Restricted stock units	1,493	1,358
Shares issuable under employee stock purchase plan	83	113
Series A Preferred Stock (if converted)	—	3,378
Warrants	8,153	2,500
	25,152	19,407

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our management’s discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, which have been prepared by us in accordance with accounting principles generally accepted in the United States, or GAAP, and with Regulation S-X promulgated under the Securities Exchange Act of 1934, as amended. This discussion and analysis should be read in conjunction with these condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (“SEC”) on March 1, 2022 and in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Proposed Acquisition by Ipsen

On June 27, 2022, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Ipsen Pharma SAS, or the Parent, and Hibernia Merger Sub, Inc., or the Purchaser. Pursuant to the Merger Agreement, on July 12, 2022, Purchaser commenced an Offer to purchase all of the Shares at a price of $1.45 per Share, payable to the holder in cash, without interest, plus one non-transferable CVR per Share, which represents the right to receive one or more payments in cash, of up to $1.00 per CVR, contingent upon the achievement of certain specified milestones.

As soon as practicable after the consummation of the Offer and the satisfaction or waiver of certain conditions as set forth in the Merger Agreement, Purchaser will be merged with and into the Company, without a meeting of the Company stockholders in accordance with Section 251(h) of the General Corporation Law of the State of Delaware, and the Company will be the surviving corporation and a wholly owned indirect subsidiary of Parent, the Merger. As a result of the Merger, we will cease to be a publicly traded company.

The Merger Agreement contains customary representations, warranties, and covenants. We currently expect the Offer and the Merger to be completed in the third quarter of 2022, subject to the satisfaction or waiver of customary closing conditions, including, among others, that the number of Shares tendered in the Offer represent at least one Share more than 50% of the total number of Shares outstanding immediately prior to the expiration of the Offer. The Merger Agreement provides Parent and the Company with certain termination rights and, under certain circumstances, may require us to pay Parent a termination fee of $9.9 million.

For additional information related to the Merger Agreement, refer to the Company’s Solicitation/Recommendation Statement on Schedule 14D-9 filed with the SEC on July 12, 2022, together with the exhibits and annexes thereto and as amended or supplemented from time to time. Please also see “Item 1A. Risk Factors—Risks Related to Our Pending Transaction with Ipsen Pharma SAS.”

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

We believe that the COVID-19 pandemic has had an adverse impact on sales of TAZVERIK since the June 2020 FDA approval of TAZVERIK for FL. Our commercial and medical affairs field teams continue to use virtual formats as well as in-person interactions, where possible, to allow us to serve the needs of healthcare providers, patients and other stakeholders. However, access to prescribers remains restrictive in some areas of the United States, including at certain academic institutions and in some portions of the Northeast and West, and we expect these challenges to continue.

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

In October 2021 we opened our facilities to all employees who expressed interest in participating in a return-to-office pilot program, and starting in April 2022 we encouraged all Cambridge-based employees to return to the office in a hybrid virtual/in-office model. In leveraging feedback from our pilot program, we have embraced a hybrid virtual/in-office model that will balance health, safety, and flexibility with the benefits of in-office work and collaboration as we safely welcome our team back to the office. Our hybrid approach will continue to be informed by guidance from federal, state and local government authorities, and we expect that some form of a hybrid model will continue to exist for us in the future.

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

Operating Expense Reductions

In addition to organizational changes and cross-functional headcount reduction that we implemented in August 2021, in March 2022, we implemented further reductions of our expenses, including a cross-functional workforce reduction of approximately 12% of our then-current employees, as well as a pipeline reprioritization. Given the breadth of our then-current tazemetostat clinical development program, we decided to discontinue enrollment in our Phase 2 study of tazemetostat in combination with rituximab with FL in the third-line or later treatment settings (SYMPHONY-2, EZH-1401), as well as in our Phase 1/1b basket study evaluating tazemetostat combinations in patients with solid tumors (EZH-1301). The decision to discontinue these studies was based on evolving market dynamics and a continued focus on optimizing our investments and eliminating potentially overlapping studies. We continue to study tazemetostat in combination with other therapies for both hematologic and solid tumor malignancies, both in ongoing Company-sponsored studies as well as investigator-initiated studies.

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

Overview

We are a commercial-stage biopharmaceutical company committed to rewriting treatment for people with cancer through the discovery, development, and commercialization of novel epigenetic medicines. We aspire to change the standard of care for patients and physicians by developing targeted medicines with fundamentally new mechanisms of action directed at specific causes of hematological malignancies and solid tumors.

We have one approved product, TAZVERIK (tazemetostat), which was granted accelerated approval by the FDA in January 2020 for ES and in June 2020 for FL. A significant focus for us is on maximizing our effectiveness as a commercial organization to achieve adoption of TAZVERIK among as many appropriate patients as possible, including in earlier treatment lines and in combination regimens with the data to support this expanded use; building on TAZVERIK’s pipeline-in-a-drug potential; and expanding our pipeline and evolving oncology portfolio, including with SET-101, our first-in-human Phase 1/1b trial of EZM0414, our novel, first-in-class, oral SETD2 inhibitor. We are leveraging our drug discovery platform and expertise as a leader in epigenetics, as well as our team’s deep experience across clinical development and commercialization to execute on our strategy.

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

As part of the accelerated approval for ES, continued approval for this indication is contingent upon verification and description of clinical benefit in a confirmatory trial. To provide this confirmatory evidence to support a full approval of TAZVERIK for this indication, we are conducting a single, randomized, controlled Phase 1b/3 confirmatory trial in the United States (EZH-301) assessing tazemetostat in combination with doxorubicin compared with doxorubicin plus placebo as a front-line treatment for ES. The trial is expected to enroll approximately 152 patients. We have completed the planned enrollment in the Phase 1b safety run-in portion of the trial and the Phase 3 efficacy portion of the trial is open for accrual. We reported safety and preliminary activity data from the patients in the safety run-in portion of the EZH-301 trial at the American Society of Clinical Oncology, or ASCO, Annual Meeting in June 2021.

In June 2020, the FDA approved a supplemental New Drug Application, or sNDA, for TAZVERIK for adult patients with relapsed or refractory, or R/R, FL whose tumors are positive for an EZH2 mutation as detected by an FDA-approved test and who have received at least two prior systemic therapies, and adult patients with relapsed or refractory FL who have no satisfactory alternative treatment options. These indications were approved under accelerated approval with a priority review, based on overall response rate and duration of response data shown in the FL cohorts of our Phase 2 clinical trial in patients with EZH2 mutations and wild-type EZH2. We continue to make TAZVERIK available to eligible patients and their physicians in the United States.

As part of the accelerated approval for FL, continued approval for these R/R FL indications is contingent upon verification and description of clinical benefit in a confirmatory trial. To provide this confirmatory evidence to support a full approval of TAZVERIK for these indications, we are conducting a single global, randomized, adaptive Phase 1b/3 confirmatory trial (EZH-302, SYMPHONY-1) assessing the combination of tazemetostat with “R2” (lenalidomide and rituximab), an approved chemotherapy-free treatment regimen, compared with R2 plus placebo for R/R FL patients in the second-line or later treatment setting. We plan to seek to leverage the confirmatory trial and also conduct post-marketing commitments to expand the TAZVERIK label into the second-line treatment setting.

In December 2021 we presented updated safety and activity data from the Phase 1b safety run-in portion of the SYMPHONY-1 confirmatory trial at the 2021 American Society of Hematology, or ASH, Annual Meeting. In June 2022, we presented updated safety and activity data from the Phase 1b at the ASCO Annual Meeting in Chicago. We continue to follow the 40 patients in the Phase 1b safety run-in portion of the trial, and we anticipate providing longer term follow-up data from the Phase 1b portion of the trial at a medical conference later in 2022.

We expect that the Phase 3 portion of the SYMPHONY-1 trial will be a global, randomized and adaptive confirmatory trial in 500 patients. Based on the Phase 1b safety run-in results, in December 2021 we submitted a protocol amendment to the FDA with 800 mg twice-daily as the recommended tazemetostat dose, or RP3D, for the Phase 3 portion of the trial and have completed the 30-day voluntary waiting period following submission of the protocol amendment for 800 mg RP3D without any objection from the FDA. In March 2022, we dosed the first patient in the randomized Phase 3 portion of the SYMPHONY-1 trial. The SYMPHONY-1 trial is open globally and is actively screening and enrolling patients. The primary endpoint for the Phase 3 portion of the trial will be based on progression free survival as determined by investigator. Based on discussions with the FDA, this portion of the trial will include two interim analyses, the first of which is for futility only and the second of which will be conducted for futility, and if 65% of progression free survival events have occurred, the trial will also include an efficacy evaluation. In July 2021 China’s Center for Drug Evaluation, or CDE, approved the Investigational New Drug Application, or IND, we filed in China for SYMPHONY-1.

Through our planned development efforts, our intention is to eventually make TAZVERIK available in all lines of treatment for patients with FL. In collaboration with The Lymphoma Study Association, or LYSA, and based on clinical activity observed with tazemetostat in combination with R-CHOP (rituximab, cyclophosphamide, doxorubicin, vincristine and prednisolone) as a front-line treatment for patients with high risk diffuse large B-cell lymphoma, or DLBCL, LYSA is conducting a Phase 1b/2 clinical trial to evaluate this combination as a front-line treatment for high-risk patients with FL and DLBCL. The Phase 1b portion of the trial has completed, and patient enrollment in the Phase 2 portion of this trial is complete. In collaboration with LYSA, we expect that top-line results from the Phase 2 portion of this trial will be shared in the second half of 2022. We are also finalizing plans for investigator-sponsored studies to evaluate tazemetostat in combination with venetoclax or BTK inhibitors for the treatment of patients with FL in the third-line or later treatment settings.

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

As part of these broader tazemetostat development efforts, we are conducting a global, multi-center, open-label randomized Phase 1b/2 trial (EZH-1101, CELLO-1). The Phase 2 efficacy portion of the CELLO-1 trial, which is evaluating tazemetostat plus enzalutamide compared to enzalutamide monotherapy in patients with metastatic castration-resistant prostate cancer, or mCRPC, has completed enrollment with a total of 80 patients. We expect to present updated data from the safety run-in portion of the trial later in 2022.

To efficiently evaluate tazemetostat’s potential safety and efficacy across multiple types of hematological malignancies, we initiated a signal-finding Phase 1b/2 basket study (ARIA, EZH-1501) evaluating tazemetostat with multiple combinations in hematological malignancies in December 2021. We continue to screen patients for enrollment in this study.

We own the global development and commercialization rights to tazemetostat outside of Japan and greater China. Eisai holds the rights to develop and commercialize tazemetostat in Japan, and Hutchmed Group Investment Limited (formerly known as Hutchison China MediTech Investment Limited), or Hutchmed, holds certain rights to develop and commercialize tazemetostat in greater China.

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

On August 7, 2021, we entered into a strategic collaboration pursuant to a license agreement with HutchMed, or the HutchMed License Agreement, through which we granted a license to HutchMed for the co-exclusive (with us) development and exclusive commercialization of tazemetostat, either as monotherapy or as a part of combinations with other therapies, including HutchMed proprietary compounds, agreed by us and HutchMed for the treatment of ES, FL and DLBCL in humans, and any additional indications agreed to by us and HutchMed in mainland China, Taiwan, Hong Kong and Macau, or the HutchMed Territory. On May 6, 2022, we agreed with HutchMed to amend the terms of the HutchMed License Agreement to clarify certain development and regulatory responsibilities of the parties in the HutchMed Territory, among other things.

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

Our most advanced product candidate, EZM0414, is a novel first-in-class oral inhibitor of the SETD2 HMT. SETD2 is an HMT that plays multiple important roles in oncogenesis. Based on the potential of SETD2 inhibition demonstrated in multiple preclinical settings, including multiple myeloma, and in particular high risk t(4;14) multiple myeloma and in other B-cell malignancies such as DLBCL, as well as in combination with existing and emerging therapies including tazemetostat, we submitted an IND for EZM0414 to the FDA in July 2021. We received “study may proceed” from the FDA with respect to our IND for EZM0414 in July 2021. In October 2021, EZM0414 was granted Fast Track designation by the FDA in adult patients with relapsed or refractory DLBCL and in January 2022 we received orphan drug designation from the FDA for EZM0414 for the treatment of multiple myeloma. In the fourth quarter of 2021, we initiated a Phase 1/1b trial (SET-101) intended to evaluate the safety and optimize the dose and schedule of EZM0414 in R/R multiple myeloma and DLBCL patients. The Phase 1 portion of our SET-101 trial is a Bayesian optimal interval dose escalation design and includes six planned dose levels ranging from 100 mg to 900 mg once daily. Once we have optimized the dose, we then expect to expand the trial to two patient cohorts in multiple myeloma: t(4;14) multiple myeloma and non t(4;14) multiple myeloma. Based on dose optimization data from the trial, we may add a third patient cohort in DLBCL. In June 2022, dosing of the first patient in the Phase 1 portion of the SET-101 trial was completed. We continue to screen patients for enrollment for the Phase 1 dose escalation portion of the SET-101 trial, which we expect will enroll between 30-36 patients.

Through June 30, 2022, in addition to revenues from product sales, we have raised an aggregate of $1,650.2 million to fund our operations. This includes $268.8 million of non-equity funding through our collaboration agreements, $368.1 million of funding, consisting of $150.0 million in equity funding received through agreements with RPI, and $218.1 million in debt financing received through a loan agreement with BioPharma Credit Investments V (Master) LP and BPCR Limited Partnership (as transferee of BioPharma Credit Investments V (Master) LP’s interest as a lender), or the Lenders, $937.3 million from the sale of common stock and Series A Preferred Stock in our public and at-the-market offerings and $76.0 million from the sale of redeemable convertible preferred stock in private financings prior to our initial public offering in May 2013.

As of June 30, 2022, we had $144.4 million in cash, cash equivalents and marketable securities. In January 2022, we raised approximately $79.5 million in net proceeds (after deducting underwriting discounts and commissions and estimated offering costs) from the sale of 56,666,667 shares of its common stock in a public offering at a price of $1.50 per share.

We commenced active operations in early 2008, and since inception, have incurred significant operating losses. Our net loss was $92.3 million for the six months ended June 30, 2022. As of June 30, 2022, our accumulated deficit totaled $1,331.1 million. Notwithstanding our sales of TAZVERIK, we expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect our expenses to increase in connection with our ongoing activities, particularly as we expect to incur significant commercialization expenses related to product manufacturing, marketing, sales and distribution. In addition, we expect our expenses to increase as we fund our tazemetostat development program; make any milestone and royalty payments provided for and achieved under the amended and restated collaboration and license agreement with Eisai; pay interest and principal associated with our amended and restated loan agreement with BioPharma Credit Investments V (Master) LP, BPCR Limited Partnership and BioPharma Credit PLC, or the Amended and Restated Loan Agreement; and continue research and development and initiate clinical trials of, and seek regulatory approval for, any future product candidates.

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

The Amended and Restated Loan Agreement contains certain customary representations and warranties, affirmative and negative covenants and events of default applicable to us and our subsidiaries. If an event of default occurs and is continuing, the Collateral Agent under the Amended and Restated Loan Agreement may, among other things, accelerate the loans and foreclose on the collateral. The Company has agreed to terminate all commitments under the Amended and Restated Loan Agreement and repay the loans in connection with the closing of the Merger. See Note 14, Long-Term Debt, of the notes to our consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of the key terms of the Amended and Restated Loan Agreement.

Results of Operations

Revenues

The following is a comparison of total revenues for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
	(In millions)			(In millions)
Product revenues, net	$11.0	$8.0	$3.0	$19.7	$14.2	$5.5
Collaboration and other revenue	16.5	5.0	11.5	16.5	6.5	10.0
Total revenues	$27.5	$13.0	$14.5	$36.2	$20.7	$15.5

Product Revenues, net

Net product revenues represent U.S. sales from our sole commercial product, TAZVERIK, which was first approved by the FDA on January 23, 2020, less allowances and discounts. During the three months ended June 30, 2022 and 2021, net product revenues were $11.0 million and $8.0 million, respectively. The $3.0 million increase reflects the increase in TAZVERIK product sales. During the six months ended June 30, 2022 and 2021, net product revenues were $19.7 million and $14.2 million, respectively. The $5.5 million increase reflects an increase in TAZVERIK product sales. Sales allowances and discounts consisted of patient financial assistance, distribution fees, discounts, and chargebacks. Net product revenues in the three months ended June 30, 2022 and 2021 included $2.1 million and $3.2 million, respectively, of sale of commercial product by one of our customers to a third-party pharmaceutical company for use in its clinical trials.

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

In the three and six months ended June 30, 2022, we recognized $16.5 and $16.5 million, respectively, in collaboration and other revenue. This collaboration revenue was recognized as part of the HutchMed License Agreement for the supply of tazemetostat drug substance, the manufacture and supply of tazemetostat and development services. Prior to the May 6, 2022, amendment to the HutchMed License Agreement, the agreement provided that if the EZH-302 global trial not been deemed a confirmatory trial for purposes of regulatory approval in China, we would have been responsible for reimbursing HutchMed for the costs of the portion of the EZH-302 global trial that would be performed in China. We had previously concluded that this potential repayment provision represented variable consideration under the arrangement. Due to the uncertainty of potential repayment, which was based solely on the decision of a regulatory authority, we could not assert that it was probable that a significant reversal of revenue would not occur. As a result, we determined that the transaction price should be fully constrained. Pursuant to the May 6, 2022, amendment to the HutchMed License Agreement, this potential repayment provision was removed and we concluded that the full upfront fee and reimbursement of research and development services should be included in the transaction price and recognized as revenue. The collaboration and other revenue in the three and six months ended June 30, 2022 includes less than $0.1 million of non-cash royalties from net sales of tazemetostat in Japan. The collaboration and other revenue of $5.0 million and $6.5 million in the three and six months ended June 30, 2021, respectively, was recognized as part of our supply agreement with Eisai for the waiver of its exclusive right to its manufacturer for the supply of tazemetostat drug substance, the manufacture and supply of tazemetostat and technical support services.

Cost of Revenue

The following is a comparison of cost of revenue for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
	(In millions)			(In millions)
Cost of product revenue	$2.9	$2.5	$0.4	$5.5	$4.5	$1.0
Cost of other revenue	2.3	—	2.3	2.3	0.8	1.5
Total cost of revenue	$5.2	$2.5	$2.7	$7.8	$5.3	$2.5

Cost of revenue primarily consists of costs related to our product revenue for the sales of TAZVERIK and sales of tazemetostat API and finished goods to our collaborators or licensors. Cost of product revenue includes materials, labor, manufacturing overhead, amortization of milestone payments, and royalties payable on net sales of TAZVERIK, while cost of other revenue includes materials, labor and manufacturing overhead. During the three months ended June 30, 2022 and 2021, the cost of product revenue was $2.9 million and $2.5 million, respectively, and consisted of $0.5 million and $0.3 million, respectively, in costs associated with manufacturing TAZVERIK, $1.0 million and $1.0 million, respectively, in amortization expense related to the two $25.0 million milestone payments we paid under our agreement with Eisai upon regulatory approval of TAZVERIK for ES and upon regulatory approval of TAZVERIK for FL, and $1.3 million and $1.2 million, respectively, in worldwide royalties due under the Eisai License Agreement on net sales of TAZVERIK. Cost of other revenue during the three months ended June 30, 2022 consisted of $2.3 million of costs related to the sale of tazemetostat drug substance to HutchMed. We did not have cost of other revenues in the three months ended June 30, 2021.

During the six months ended June 30, 2022 and 2021, cost of product revenue was $5.5 million and $4.5 million, respectively, and consisted of $0.8 million and $0.3 million, respectively, in costs associated with manufacturing TAZVERIK, $2.1 million and $2.1 million, respectively, in amortization expense related to the two $25.0 million milestone payments we paid under the Eisai License Agreement upon regulatory approval of TAZVERIK for ES and upon regulatory approval of TAZVERIK for FL, and $2.6 million and $2.1 million, respectively, in worldwide royalties due under the Eisai License Agreement on net sales of TAZVERIK. Cost of other revenue during the six months ended June 30, 2022 consisted of $2.3 million of costs related to the sale of tazemetostat drug substance to HutchMed. Cost of other revenue during the six months ended June 30, 2021 consisted of $0.8 million of costs related to the sales of tazemetostat drug product to Eisai.

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

The following is a comparison of research and development expenses for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
	(In millions)			(In millions)
Research and development	$28.1	$34.9	$(6.8)	$57.8	$67.6	$(9.8)

During the three and six months ended June 30, 2022, total research and development expenses decreased by $6.8 million and $9.8 million, respectively, compared to the three and six months ended June 30, 2021. The decrease related to decreases in our clinical trial expenses and discovery research activities related to tazemetostat in other indications as well as discovery and preclinical stage product programs, which were offset by increases in clinical trial expenses and discovery research activities related to EZM0414, our SETD2 inhibitor program. Additionally, severance and termination-related costs totaling $0.8 million were recorded in the first quarter of 2022 and included in the six months ended June 30, 2022 related to the March 2022 operating expense reductions. There were no such severance and termination related costs incurred during the three months ended June 30, 2022.

The following table illustrates the components of our research and development expenses:

	Three Months Ended June 30,			Six Months Ended June 30,
Product Program	2022	2021	Change	2022	2021	Change
	(In millions)			(In millions)
External research and development expenses:
Tazemetostat and related EZH2 programs	$11.7	$15.3	$(3.6)	$23.8	$27.0	$(3.2)
SETD2 inhibitor EZM0414 program	1.3	—	1.3	2.5	—	2.5
Discovery and preclinical stage product programs, collectively	1.4	5.9	(4.5)	3.1	11.7	(8.6)
Unallocated personnel and other expenses	13.7	13.7	0.0	28.4	28.9	(0.5)
Total research and development expenses	$28.1	$34.9	$(6.8)	$57.8	$67.6	$(9.8)

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

External research and development expenses for tazemetostat and related EZH2 programs decreased $3.6 million and $3.2 million, respectively, for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021. The decrease for the three and six months ended June 30, 2022 relates to decreases in clinical trial expenses related to tazemetostat in other indications.

External research and development expenses for EZM0414 increased $1.3 million and $2.5 million, respectively, for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021. We designated the program as a clinical development program in the third quarter of 2021. Prior to the designation of the program as a clinical development program, we allocated costs related to EZM0414 to external research and development expenses for discovery and preclinical stage product programs.

External research and development expenses for discovery and preclinical stage product programs decreased by $4.5 million and $8.6 million, respectively, for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021. The decrease is primarily related to a decrease in spending for discovery research activities combined with reduced preclinical costs in connection with EZM0414 as a result of the designation of EZM0414 as a clinical development program in the third quarter of 2021.

Unallocated personnel and other expenses are comprised of compensation expenses for our full-time research and development employees and other general research and development expenses. Unallocated personnel and other expenses during the three and six months ended June 30, 2022 decreased $0.1 million and $0.5 million, respectively, compared to the three and six months ended June 30, 2021. The decrease was a result of decreases in facilities and equipment related expenses and in unallocated personnel costs and an increase in the allocation of expenses to projects.

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

The following is a comparison of selling, general and administrative expenses for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
	(In millions)			(In millions)
Selling, general and administrative	$24.1	$33.9	$(9.8)	$51.3	$70.3	$(19.0)

For the three and six months ended June 30, 2022, our selling, general and administrative expenses decreased $9.8 million and $19.0 million, respectively, compared to the three and six months ended June 30, 2021. The decrease for the three and six months ended June 30, 2022 compared to the three months ended June 30, 2021 is due to the cross-functional expense reductions starting in August of 2021 and the related decrease in external expenses and personnel related expenses across our selling, general and administrative departments. The decrease was partially offset by severance and termination-related costs totaling $1.7 million which were recorded in the first quarter of 2022 and included in the six months ended June 30, 2022, related to the March 2022 cost reduction plan. There were no such severance and termination related costs incurred during the three months ended June 30, 2022.

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

Other (Expense) Income, Net

The following is a comparison of other (expense) income, net for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	Change		2022	2021	Change
	(In millions)				(In millions)
Other (expense) income, net
Interest income	$0.2	$—	$0.2		$0.3	$0.1	$0.2
Interest expense	(5.6)	(5.6)	0.0		(11.2)	(11.1)	(0.1)
Other expense, net	(0.1)	—	(0.1)		(0.2)	(0.1)	(0.1)
Change in fair value of warrants to purchase common stock	—	—	0.0	-	1.4	—	1.4
Non-cash interest expense related to sale of future royalties	(0.4)	(0.5)	0.1		(0.8)	(1.0)	0.2
Other (expense) income, net	$(5.9)	$(6.1)	$0.2		$(10.5)	$(12.1)	$1.6

Other (expense) income, net consists of interest income earned on our cash equivalents and marketable securities, interest expense related to our long-term debt obligations, non-cash changes in the fair value of warrant liabilities and non-cash interest expense related to the sale of future royalties. There was a $0.2 million decrease in other expense for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, principally due to interest income of $0.2 million earned on cash equivalents and marketable securities. The decrease in other expense for the six months ended June 30, 2022 is principally due to income recognized for the $1.4 million decrease in fair value of warrant liability.

Income Tax Expense

We recorded a federal and state income tax provision for the three and six months ended June 30, 2022 of less than $0.1 million due to the expected and known loss before income taxes to be incurred, or incurred, as applicable, for the year ended December 31, 2022, as well as our continued maintenance of a full valuation allowance against our net deferred tax assets, with the exception of the deferred tax asset related to alternative minimum tax credit. We did not record a federal or state income tax provision or benefit for the three or six months ended June 30, 2021 due to the expected and known loss before income taxes to be incurred, or incurred, as applicable, for the year ended December 31, 2021, as well as our continued maintenance of a full valuation allowance against our net deferred tax assets, with the exception of the deferred tax asset related to alternative minimum tax credit.

Liquidity and Capital Resources

Through June 30, 2022, in addition to revenues from product sales, we have raised an aggregate of $1,650.2 million to fund our operations. This includes $268.8 million of non-equity funding through our collaboration agreements, including the $25.0 million upfront payment received from HutchMed in September 2021, $368.1 million of funding, consisting of $150.0 million in equity funding received through agreements with RPI and $218.1 million in debt financing received through a loan agreement with BioPharma Credit Investments V (Master) LP and BPCR Limited Partnership (as transferee of BioPharma Credit Investments V (Master) LP’s interest as a lender), $937.3 million from the sale of common stock and Series A Preferred Stock in our public offerings and at-the-market offerings and $76.0 million from the sale of redeemable convertible preferred stock in private financings prior to our initial public offering in May 2013. As of June 30, 2022, we had $144.4 million in cash, cash equivalents and marketable securities.

In January 2022, we raised approximately $79.5 million in net proceeds (after deducting underwriting discounts and commissions and estimated offering costs, but excluding any expenses and other costs reimbursed by the underwriters) from the sale of 56,666,667 shares of our common stock in a public offering at a price of $1.50 per share.

On May 6, 2021, we entered into the ATM Sale Agreement with Jefferies to sell, from time to time, shares of our common stock having an aggregate offering price of up to $200,000,000 through an “at the market offering” as defined in Rule 415 under the Securities Act of 1933, as amended, under which Jefferies would act as sales agent. The shares that may be sold under the ATM Sale Agreement, if any, are issued and sold pursuant to our shelf registration statement on Form S-3 that was declared effective by the SEC on May 13, 2021. From the initiation of the ATM Offering through June 30, 2022, we have issued and sold 5,314,135 shares under the ATM Sale Agreement, resulting in aggregate net proceeds of $18.3 million after deducting issuance costs of $0.6 million. There were no shares issued or sold under the ATM Sale Agreement during the three months ended June 30, 2022.

In addition to our existing cash, cash equivalents and marketable securities, we are eligible to earn milestone payments under our collaboration agreement with HutchMed. Our ability to earn these payments and the timing of earning these payments is dependent upon the outcome of our research and development activities and is uncertain at this time.

On July 12, 2022, we received a letter of determination of compliance from the Nasdaq Listing Qualifications Department staff notifying us that the staff had determined that for 10 consecutive business days, from June 27, 2022 to July 11, 2022, the closing bid price of our common stock had been at $1.00 per share or greater. Accordingly, the Nasdaq Listing Qualification Department staff notified us that we have regained compliance with Listing Rule 5450(a)(1) and the matter is now closed.

As of June 30, 2022, we had cash and cash equivalents of $71.1 million. We believe that our existing cash and cash equivalents will not enable us to fund our operating expenses and capital expenditure requirements for 12 months from the date the financial statements are issued. After considering various risks and uncertainties as prescribed by Accounting Standards Update No. 2014-15, Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), we concluded that there is substantial doubt about our ability to continue as a going concern as of the date of issuance of the financial statements without additional capital.

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

Outlook

Based on our current operating plan, we expect that our existing cash, cash equivalents and marketable securities as of June 30, 2022, will be sufficient to fund our planned operating expenses and capital expenditure requirements and pay our debt service obligations as they become due into the third quarter of 2023, without giving effect to any potential milestone payments we may receive under our collaboration agreements. However, we do not believe this is sufficient to conclude that we have sufficient funding to continue as a going concern through at least 12 months past the filing date of this Form 10-Q with the SEC and have consequently concluded there is substantial doubt to our ability to continue as a going concern. We have based this estimate on assumptions that may prove to be wrong, such as the revenue that we expect to generate from the sale of our products, or as to our clinical development costs, particularly as the process of testing drug candidates in clinical trials is costly and the timing of progress in these trials is uncertain. As a result, we could use our capital resources sooner than we expect.

Cash Flows

The following is a summary of cash flows for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021	Change
	(In millions)
Net cash (used in) operating activities	$(114.0)	$(132.2)	$18.2
Net cash provided by investing activities	4.5	40.7	(36.2)
Net cash provided by financing activities	82.2	3.5	78.7

Net Cash Used in Operating Activities

Net cash used in operating activities was $114.0 million during the six months ended June 30, 2022 compared to $132.2 million during the six months ended June 30, 2021. The decrease in net cash used in operating activities primarily relates to our net loss of $91.2 million, changes in working capital of $35.1 million, and the $1.4 million change in fair value of warrants, partially offset by net depreciation and amortization of $3.3 million, non-cash stock-based compensation of $9.7 million, and non-cash interest expense associated with the sale of future royalties of $0.7 million.

Net cash used in operating activities during the six months ended June 30, 2021 primarily relates to our net loss of $134.6 million, changes in working capital of $16.0 million, partially offset by net depreciation and amortization of $3.6 million, non-cash stock-based compensation of $13.7 million, and non-cash interest expense associated with the sale of future royalties of $0.9 million.

Net Cash Provided by Investing Activities

Net cash used in investing activities during the six months ended June 30, 2022 reflects maturities of available-for-sale securities of $102.0 million, offset by $97.4 million of purchases of available-for-sale securities, and less than $0.1 million of purchases of property and equipment.

Net cash provided by investing activities during the six months ended June 30, 2021 reflects maturities of available-for-sale securities of $211.5 million, offset by $170.7 million of purchases of available-for-sale securities, and $0.2 million of purchases of property and equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $82.5 million during the six months ended June 30, 2022 primarily reflects net proceeds from the sale of common stock through a public offering and under the ATM Sale Agreement of $82.3 million, and the purchases of shares under our employee stock purchase plan of $0.4 million, partially offset by the payment of offering costs of $0.4 million related to the public offering.

Net cash provided by financing activities of $3.5 million during the six months ended June 30, 2021 reflects net proceeds from the sale of common stock under the ATM Sale Agreement of $1.5 million, the purchases of shares under our employee stock purchase plan of $1.2 million and stock option exercises of $0.9 million.

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

During the six months ended June 30, 2022, there have been no material changes with respect to our critical accounting estimates disclosed in our Annual Report on Form 10-K for our fiscal year ended December 31, 2021.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2022, we had cash, cash equivalents and marketable securities of $144.4 million, consisting of money market funds, corporate bonds, commercial paper and government-related obligations. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. We estimate that a hypothetical 100-basis point change in market interest rates would impact the fair value of our investment portfolio as of June 30, 2022 by $0.2 million.

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

Our management, under the supervision and with the participation of the principal executive officer (our President and Chief Executive Officer) and the principal financial officer (our President and Chief Executive Officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on such evaluation, our President and Chief Executive Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

As of August 9, 2022, eight complaints have been filed in federal court by purported stockholders of the Company regarding the Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Ipsen Pharma SAS, a French société par actions simplifiée (the “Parent”), and Hibernia Merger Sub, Inc., a Delaware corporation (the “Purchaser”) and a wholly owned subsidiary of Ipsen Biopharmaceuticals, Inc., a Delaware corporation, dated as of June 27, 2022. On July 12, 2022, a putative stockholder complaint was filed in the United States (U.S.) District Court for the Southern District of New York (S.D.N.Y.), captioned Stein v. Epizyme, Inc., et al., No. 1:22-cv-5934. On July 14, 2022, a second putative stockholder complaint was filed against the same parties in the U.S. District Court for the S.D.N.Y., captioned Calimer v. Epizyme, Inc., et al., No. 1:22-cv-06027. The same day, a third putative stockholder complaint was filed against the same parties in the U.S. District Court for the S.D.N.Y., captioned Wang v. Epizyme, Inc., et al., No. 1:22-cv-06031. On July 18, 2022, a fourth putative stockholder complaint was filed against the same parties in the U.S. District Court for the S.D.N.Y., captioned Nguyen v. Epizyme, Inc., et al., No. 1:22-cv-06091. On July 20, 2022, a fifth putative stockholder complaint was filed against the same parties in the U.S. District Court for the S.D.N.Y., captioned Savage v. Epizyme, Inc., et al., No. 1:22-cv-06165 (the "Savage Complaint"). On July 22, 2022, a sixth putative stockholder complaint was filed against the same parties in the U.S. District Court for the District of Delaware, captioned Wilson v. Epizyme, Inc., et al., No. 1:22-cv-00961-UNA. On July 25, 2022, a seventh putative stockholder complaint was filed in the U.S. District Court for the S.D.N.Y., captioned Johnson v. Epizyme, et al., No. 1:22-cv-06294. On July 28, 2022, an eighth putative stockholder complaint was filed in the U.S. District Court for the S.D.N.Y., captioned Chbani v. Epizyme, et al., No. 1:22-cv-06432 (collectively, the “Complaints”). The Complaints name as defendants the Company and each member of our board of directors. The Complaints allege, among other things, that the Company and each member of our board of directors violated federal securities laws and regulations through a Solicitation Statement intended to induce them to tender their shares in connection with the transaction that purportedly omits material facts necessary to make the statements therein not false or misleading. The Complaints seek, among other relief, (i) injunctive relief preventing the consummation of the transaction contemplated by the Merger Agreement; (ii) rescission or rescissory damages in the event the Merger Agreement is implemented; (iii) other damages purportedly incurred on account of defendants’ alleged misstatements or omissions; (iv) dissemination of an Amendment to the Schedule 14D-9 that discloses certain information requested by the plaintiffs; (v) declaratory relief stating defendants violated the Exchange Act of 1934, as amended; and (vi) an award of plaintiffs’ expenses and attorneys’ fees. The Company believes that the allegations asserted in the Complaints are without merit. The Savage Complaint was voluntarily dismissed by the plaintiff on August 7, 2022. Additional lawsuits arising out of or relating to the Merger Agreement may be filed in the future.

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

Risks Related to Pending Transaction with Ipsen Pharma SAS

We may not complete the pending transaction with Ipsen Pharma SAS within the time frame we anticipate or at all, which could have an adverse effect on our business, financial results and/or operations.

On June 27, 2022, we entered into the Merger Agreement. The Merger Agreement provides for, among other things and on the terms and subject to the conditions set forth therein, a two-step transaction in which the first step is a tender offer (the “Offer”) by the Purchaser to acquire all of the Company’s outstanding shares of common stock for (i) $1.45 per share of common stock, net to the seller in cash, without interest (the “Cash Consideration”) and (ii) one (1) contractual contingent value right (a “CVR”) per share of common stock (the “CVR Consideration”; the Cash Consideration and the CVR Consideration are collectively referred to as the “Offer Price”), pursuant to the terms of the Contingent Value Right Agreement in substantially the form attached as Exhibit C to the Merger Agreement (the “CVR Agreement”). The Merger Agreement provides that, among other things, as soon as practicable after the consummation of the tender offer, and subject to the satisfaction or waiver of the conditions to the merger, and in accordance with the General Corporation Law of the State of Delaware (the “DGCL”), the Purchaser will be merged with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and a wholly owned subsidiary of the Parent. Because the Merger will be governed by Section 251(h) of the DGCL, assuming the requirements of Section 251(h) of the DGCL are met, no stockholder vote by our stockholders will be required to consummate the Merger. We currently expect the Offer and the Merger to be completed in the third quarter of 2022.

If the transaction is not completed within the expected time frame or at all, we may be subject to a number of material risks in addition to the risks of continuing to operate our business. The price of our common stock may decline to the extent that current market prices of our common stock reflect a market assumption that the Merger will be completed on a timely basis. We could be required to pay the Parent a termination fee of $9.9 million if the Merger Agreement is terminated under specific circumstances described in the Merger Agreement. The failure to complete the transaction also may result in negative publicity and negatively affect our relationship with our stockholders, employees, strategic partners, suppliers, and lenders. We may also be required to devote significant time and resources to litigation related to any failure to complete the Merger or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement.

The Company’s ability to complete the Merger is subject to certain closing conditions and the receipt of consents and approvals from government entities that may impose conditions that could adversely affect the Company or cause the Merger to be abandoned.

The Merger Agreement contains certain closing conditions, including, among others, (i) that the number of shares of common stock validly tendered and not validly withdrawn, together with any shares of common stock beneficially owned by the Parent or any subsidiary of the Parent, equals at least one share more than one-half of all shares of common stock then outstanding, (ii) the absence of any legal impediment that has the effect of preventing or prohibiting or making illegal the consummation of the Offer or the Merger; (iii) compliance in all material respects by the Company with its covenants and obligations required to be performed or complied with by it under the Merger Agreement at or prior to the time at which the Purchaser irrevocably accepts for purchase all shares of common stock validly tendered (and not validly withdrawn) pursuant to the Offer; (iv) the continued accuracy of representations and warranties made by the Company in the Merger Agreement, except as permitted by the Merger Agreement; (v) that any waiting period (and any extensions thereof) and any approvals or clearances applicable to the Offer or the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), shall have expired, been terminated or obtained, as applicable; and (vi) other customary conditions. The Company cannot provide any assurance that the conditions to the consummation of the Merger will be satisfied or waived, or will not result in the abandonment or delay of the Merger.

The granting of regulatory approvals pursuant to the HSR Act could involve the imposition of additional conditions on the closing of the Merger. The imposition of such conditions or the failure or delay to obtain regulatory approvals could have the effect of delaying completion of the Merger or of imposing additional costs or limitations on the Company or may result in the failure to close the Merger. The regulatory approvals may not be received at all, may not be received in a timely fashion, or may contain conditions on the completion of the Merger.

The pendency of the transaction with the Parent and the Purchaser could adversely affect our business, financial results and/or operations.

Our efforts to complete the transaction with the Parent and the Purchaser could cause substantial disruptions in, and create uncertainty surrounding, our business, which may materially adversely affect our results of operation and our business. Uncertainty as to whether the transaction will be completed may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the transaction is pending because employees may experience uncertainty about their roles following consummation of the transaction. A substantial amount of our management’s and employees’ attention is being directed toward the completion of the transaction and thus is being diverted from our day-to-day operations. Uncertainty as to our future could adversely affect our business and our relationship with strategic partners, suppliers, and lenders. Changes to or termination of existing business relationships could adversely affect our results of operations and financial condition, as well as the market price of our common stock. The adverse effects of the pendency of the transaction could be exacerbated by any delays in completion of the transaction or termination of the Merger Agreement.

We are and may continue to be targets of securities class action and derivative lawsuits which could result in substantial costs and may delay or prevent the Merger from being completed.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger agreements. To date, eight putative stockholder class action lawsuits have been filed against us, our board of directors and others in connection with the transactions contemplated by the Merger Agreement. We and the other defendants believe the lawsuits are without merit; however, the outcome of all litigation is uncertain and we may not be successful in defending against these claims or any other lawsuits brought against us even if they are without merit. Regardless of the outcome of these lawsuits or any other lawsuits brought against us, such lawsuits could delay or prevent the Merger, divert the attention of our management and employees from our day-to-day business, result in substantial costs and otherwise adversely affect us financially. An adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Merger, that injunction may delay or prevent the Merger from being completed, or from being completed within the expected timeframe, which may adversely affect our business, financial position and results of operations.

If the Merger occurs, our stockholders will not be able to participate in any financial upside to our business after the Merger other than through the CVRs; if the required milestones under the CVRs are not achieved, stockholders will not realize any value from the CVRs.

Upon consummation of the Merger, each issued and outstanding share will be converted into the right to receive the Offer Price. Each CVR represents the right to receive contingent payments of cash, payable to a rights agent for the benefit of the holders of the CVRs, of up to $1.00 in the aggregate, if the following milestones are achieved:

•
The first achievement of regulatory approval by the U.S. Food and Drug Administration (the “FDA”) (including for the avoidance of doubt, accelerated approval), on or prior to January 1, 2028, necessary for the commercial marketing and sale of tazemetostat in the United States as a second line treatment for relapsed or refractory follicular lymphoma in combination with lenalidomide and rituximab; provided, that the Company’s existing accelerated approvals of tazemetostat monotherapy, even if they become full monotherapy approvals, will not satisfy the foregoing requirements (the “FDA Approval Milestone”). Any regulatory approval by the FDA for the commercial marketing and sale of tazemetostat that allows for second line treatment in follicular lymphoma in combination with one or more products that contain lenalidomide and rituximab (including a generic or biosimilar thereof) will be included, regardless of the precise language used in the FDA approval or full prescribing information.

•
The first achievement of at least $250,000,000 in aggregate Net Sales (as defined in the CVR Agreement) by the Parent, any of its affiliates (including the Company (including in its capacity as the surviving corporation in the Merger) or any of its or their licensees (each, a “Selling Party”) to third parties (that are not Selling Parties) for any sales of tazemetostat worldwide (except in, with respect to, or for sale in Japan, the People’s Republic of China, Taiwan, the Hong Kong Special Administrative Region and the Macau Special Administrative Region), during any period of four consecutive calendar quarters ending on or prior to December 31, 2026 (the “Net Sales Milestone” and, together with the FDA Approval Milestone, the “Milestones”).

Following the consummation of the Merger, the Parent has agreed to use commercially reasonable efforts to achieve the Milestones. However, there is no guarantee that either of the Milestones will be achieved and the CVRs may expire valueless.

The tax treatment of the CVRs is unclear.

The U.S. federal income tax treatment of the CVRs is unclear. There is no legal authority directly addressing the
U.S. federal income tax treatment of the receipt of, and payments (if any) under, the CVRs, and there can be no assurance that the Internal Revenue Service would not assert, or that a court would not sustain, a position that could result in adverse U.S. federal income tax consequences to holders of the CVRs.

In certain instances, the Merger Agreement requires us to pay a termination fee to the Parent, which could require us to use available cash that would have otherwise been available for general corporate purposes.

Under the terms of the Merger Agreement, we may be required to pay the Parent a termination fee of $9.9 million if the Merger Agreement is terminated under specific circumstances described in the Merger Agreement, including, but not limited to, our entry into an agreement with respect to a superior proposal or a change in the recommendation of our board of directors. If the Merger Agreement is terminated under such circumstances, the termination fee we may be required to pay under the Merger Agreement may require us to use available cash that would have otherwise been available for general corporate purposes and other uses. Further, a failed transaction may result in negative publicity and a negative impression of us in the investment community. There can be no assurance that our business, our relationships or financial condition will not be materially adversely affected, as compared to our condition prior to the announcement of the transaction, if the transaction is not consummated. For these and other reasons, termination of the Merger Agreement could materially and adversely affect our business operations and financial condition, which in turn would materially and adversely affect the price of our common stock.

We have incurred, and will continue to incur, direct and indirect costs as a result of the pending transaction with the Parent.

We have incurred, and will continue to incur, significant costs and expenses, including fees for professional services and other transaction costs, in connection with the pending transaction. We must pay substantially all of these costs and expenses whether or not the transaction is completed. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses.

The Merger Agreement limits our ability to pursue alternative transactions, which could deter a third party from proposing an alternative transaction.

The Merger Agreement contains provisions that, subject to certain exceptions, limit our ability to (i) solicit or initiate any inquiries or the making of any proposal or offer that constitutes, or would reasonably be expected to lead to, any Acquisition Proposal (as defined in the Merger Agreement); (ii) enter into, continue or otherwise participate in any discussions or negotiations regarding, or furnish to any person any non-public information for the purpose of encouraging or facilitating, any Acquisition Proposal; or (iii) amend, fail to enforce or grant any waiver or release under any standstill or similar agreement with respect to any securities of the Company or any of its Subsidiaries, except to the extent our board of directors (after consultation with outside counsel and financial advisors) determines that the failure to do so would reasonably be expected to be inconsistent with its fiduciary duties under applicable law. It is possible that these or other provisions in the Merger Agreement might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of the outstanding shares of our common stock from considering or proposing an acquisition or might result in a potential competing acquirer proposing to pay a lower per share price to acquire our common stock than it might otherwise have proposed to pay.

Item 6. Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are as follows:

Exhibit Number	Description of the Exhibit

2.1

Agreement and Plan of Merger, dated as of June 27, 2022, by and among the Parent, the Purchaser and the Company (incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-35945) filed with the Securities and Exchange Commission on June 27, 2022)

3.1

Amended and Restated By-laws of the Company (incorporated by reference to the Registration Statement on Form S-1/A (File No. 333-187892) filed with the Securities and Exchange Commission on April 26, 2013)

3.2

Amendment to Amended and Restated By-laws of the Company, dated June 26, 2022 (incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-35945) filed with the Securities and Exchange Commission on June 27, 2022)

3.3

Restated Certificate of Incorporation of the Registrant, as amended (incorporated by reference to the Registration Statement on Form S-8 (File No. 333-266521) filed with the Securities and Exchange Commission on August 4, 2022)

10.1†	Consulting Agreement by and among Epizyme, Inc., BioStrategy, LLC, and Shefali Agarwal dated April 6, 2022 (1)

10.2†	Amendment No. 1 to License Agreement between the Company and HUTCHMED Group Investment Limited (formerly known as Hutchison China MediTech Investment Limited) (1)

10.3	Form of Support Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-35945) filed with the Securities and Exchange Commission on June 27, 2022)

10.4

Form of Contingent Value Rights Agreement (incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-35945) filed with the Securities and Exchange Commission on June 27, 2022)

10.5

Severance and Change in Control Plan of the Company (as amended through May 25, 2022) (incorporated by reference to the Company’s Solicitation/Recommendation Statement on Schedule 14D-9 (File No. 005-87481) filed with the Securities and Exchange Commission on July 12, 2022)

10.6

Epizyme, Inc. 2022 Equity Incentive Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-35945) filed with the Securities and Exchange Commission on May 19, 2022)

10.7

Epizyme, Inc. 2013 Employee Stock Purchase Plan, as amended and effective September 1, 2022 (incorporated by reference to the Registrant’s Current Report on Form 8-K (File No. 001-35945) filed with the Securities and Exchange Commission on May 19, 2022)

10.8	Form of Option Agreement under the 2022 Equity Incentive Plan (1)

31.1

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

32.1

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by Grant Bogle, President, Chief Executive Officer, Principal Executive Officer and Principal Financial Officer of the Company (1) (2)

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

† Certain portions of this exhibit have been omitted because they are not material and they are the type of information that the registrant treats as private or confidential.

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

Dated: August 9, 2022

EPIZYME, INC.

By:	/s/ Grant Bogle
Grant Bogle
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)